Form 10-Q
period 1994-01-01
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1994-02-15
CIK 718916

FORM 10-Q
                    SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549
(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended January 1, 1994
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ... to ...

                         Commission File No. 1-8739

         Burlington Coat Factory Warehouse Corporation
      _____________________________________________________
       (Exact name of registrant as specified in its charter)

           Delaware                                22-1970303
- ------------------------------   -------------------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification Number)

    1830 Route 130 North
    Burlington, New Jersey                          08016
- ------------------------------   -------------------------------
(Address of principal executive                  (Zip Code)
 offices)

Registrant's telephone number, including area code (609) 387-7800

   Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

   Yes       X               No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at February 7, 1994
- --------------------------         --------------------------------
Common stock, par value $1                      41,067,746








                                                         Page 1 of 17 Pages

            BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                                 I N D E X
                                                                  Page


Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets -                            3
   January 1, 1994 (unaudited), July 3, 1993 and December 26, 1992 (unaudited)

  Condensed consolidated statements of operations - six               4
   and three months ended January 1, 1994 and December 26, 1992 (unaudited)

  Condensed consolidated statements of cash flows -                   5
   Six months ended January 1, 1994 and
   December 26, 1992 (unaudited)

  Notes to condensed consolidated financial statements               6-7

 Item 2.  Management's discussion and analysis of results         8 - 12
          of operations and financial condition


Part II - Other Information:

 Item 4.  Submission of Matters to a Vote of Security Holders       13

 Item 6.  Exhibits and reports on Form 8-K

SIGNATURES                                                          14

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                          (All amounts in thousands)

                                                           January 01,   JULY 03,   December 26,
                                                             1994         1993          1992
ASSETS                                                     -----------  -----------  -----------
- ------
Current Assets:
 Cash and Cash Equivalents                                    $114,350      $34,881     $125,645
 Short-Term Investments                                         33,057       16,421       24,661
 Accounts Receivable                                            16,364       10,057       17,412
 Merchandise Inventories                                       399,155      352,919      289,741
 Deferred Tax Asset                                              4,982        4,441        4,278
 Prepaid and Other Current Assets                                3,933       16,641        4,470
                                                              --------     --------     --------
       Total Current Assets                                    571,841      435,360      466,207

Property and Equipment Net of Accumulated Depreciation
   and Amortization                                            169,632      142,582      133,084
Other Assets                                                    10,296        7,539        5,958
                                                              --------     -------- -------------
Total Assets                                                  $751,769     $585,481     $605,249
                                                              ========     ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Accounts Payable                                             $179,691     $116,207     $101,713
 Income Taxes Payable                                           21,371        5,758       16,307
 Other Current Liabilities                                      70,320       38,169       66,128
 Current Maturities of Long Term Debt                               54          113          132
                                                              --------     --------     --------
       Total Current Liabilities                               271,436      160,247      184,280

Long Term Debt                                                  91,399       91,428       91,454
Other Liabilities                                                6,617        5,379        5,220
Deferred Tax Liability                                           5,821        5,316        4,930


Stockholders' Equity:
 Unrealized Loss-Marketable Securities                             (11)         (11)           -
 Common Stock                                                   41,071       41,028       40,911

 Capital in Excess of Par Value                                 23,774       23,598       22,472
 Retained Earnings                                             313,512      260,346      257,832
 Less Treasury Stock at Cost                                    (1,850)      (1,850)      (1,850)
                                                              --------     --------     --------
       Total Stockholders' Equity                              376,496      323,111      319,365
                                                              --------     --------     --------
Total Liabilities and Stockholders' Equity                    $751,769     $585,481     $605,249
                                                              ========     ========     ========

     See notes to the condensed consolidated financial statements.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

               (All amounts in thousands except per share data)

                                                 SIX MONTHS ENDED          THREE MONTHS ENDED
                                             JANUARY 01,  DECEMBER 26, JANUARY 01,  DECEMBER 26,
                                                 1994         1992         1994         1992
                                                ----------------------------------------------------
REVENUES:
 Net Sales                                       $866,635     $690,085     $625,420     $497,498
 Other Income                                       5,457        7,279        3,246        4,290
                                             ----------------------------------------------------
                                                  872,092      697,364      628,666      501,788
                                             ----------------------------------------------------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of Depreciation
   and Amortization)                              562,266      450,424      406,496      326,071
 Selling and Administrative Expenses              207,918      170,261      124,089       99,177
 Depreciation and Amortization                     11,217        8,649        5,638        4,819
 Interest Expense                                   4,963        4,887        2,447        2,412
                                             ----------------------------------------------------
                                                  786,364      634,221      538,670      432,479
                                             ----------------------------------------------------
Income Before Provision for Income Taxes
  and Cumulative Effect on Prior Years
  of Change in Accounting Principle                85,728       63,143       89,996       69,309

Provision For Income Taxes                         32,562       23,355       33,914       25,632
                                             ----------------------------------------------------
Income Before Cumulative Effect on
  Prior Years of Change in
  Accounting Principle                             53,166       39,788       56,082       43,677
Cumulative Effect on Prior Years of Change
  in Accounting Principle (See Note 4)                  -          601            -            -
                                             ----------------------------------------------------
Net Income                                        $53,166      $40,389      $56,082      $43,677
                                             ====================================================
Earnings Per Share:
  Income Per Share Before Cumulative
    Effect on Prior Years of Change
    in Accounting Principle                         $1.31        $0.98        $1.38        $1.07

  Income Per Share From Cumulative
    Effect on Prior Years of Change
    in Accounting Principle                             -        $0.02            -            -
                                             ----------------------------------------------------
Net Income Per Share                                $1.31        $1.00        $1.38        $1.07
                                             ====================================================

Weighted Average Shares Outstanding            40,608,266   40,448,232   40,617,979   40,661,988
                                             ====================================================

Dividends Per Share                                     -            -            -            -
                                                    =====        =====        =====        =====

      See notes to the condensed consolidated financial statements.

                       * * * * * * * * * * * *

                      BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                   AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)

                                   (All amounts in thousands)

                                                                                 Six Months Ended
                                                                              January 1,  December 26,
                                                                                 1994         1992

                                                                             --------------------------
OPERATING ACTIVITIES
   Net Income                                                                     $53,166      $40,389
    Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
       Depreciation and Amortization                                               11,217        8,649
       Provision for Deferred Income Taxes                                            (36)        (631)
      (Gain)Loss on Disposition of Fixed Assets                                       (10)          73
       Rent Expense and Other                                                       1,253        2,469
     Changes in Operating Assets and Liabilities,Net
          of Effect of Acquisition:
       Accounts Receivable                                                         (6,894)     (10,570)
       Merchandise Inventories                                                    (40,144)     (25,602)
       Prepaids and Other Current Assets                                           13,047        4,638
       Accounts Payable                                                            59,684       30,209
       Other Current Liabilities                                                   47,106       41,281
                                                                             ---------------------------
         Net Cash Provided by Operating Activities                                138,389       90,905
                                                                             ---------------------------
INVESTING ACTIVITIES
       Acquisition of Property and Equipment                                      (38,274)     (21,590)
       Short Term Investments-Net                                                 (16,636)      33,383
       Proceeds From Sale of Fixed Assets                                              17           13
       Issuance of Long Term Notes Receivable                                      (1,339)           -
       Receipts Against Long Term Notes Receivable                                    361          289
       Proceeds From Sale of Investments                                                -           10
       Acquisition of Leasehold                                                    (2,000)        (100)
       Minority Interest                                                              603           79
       Cash of Acquired Company, Net of Acquisition Costs                             306            -
       Other                                                                            7           74
                                                                             ---------------------------
         Net Cash (Used) Provided by Investing Activities                         (56,955)      12,158
                                                                             ---------------------------
FINANCING ACTIVITIES
       Principal Payments on Long Term Debt                                           (88)      (3,031)
       Issuance of Common Stock Upon Exercise of Stock Options                        221          264
       Repayments of Borrowings Under Line of Credit of Acquired Company           (2,098)           -
                                                                             ---------------------------
         Net Cash Used in Financing Activities                                     (1,965)      (2,767)
                                                                             ---------------------------
         Increase in Cash and Cash Equivalents                                     79,469      100,296
         Cash and Cash Equivalents at Beginning of Period                          34,881       25,349
                                                                             ---------------------------
         Cash and Cash Equivalents at End of Period                              $114,350     $125,645
                                                                             ===========================

         Interest Paid:                                                            $4,930       $4,954
         Income Taxes Paid:                                                       $16,985      $11,765
                                                                             ===========================

See notes to the condensed consolidated financial statements.

                       BURLINGTON COAT FACTORY WAREHOUSE
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       SIX AND THREE MONTHS ENDED JANUARY 1, 1994 AND DECEMBER 26, 1992


1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals, necessary for a fair presentation of the results of operations for the interim period. Since the Company's business is seasonal in character, the operating results for the six and three months ended January 1, 1994 and the corresponding periods ended December 26, 1992 are not necessarily indicative of results for the fiscal year.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 1, 1993.

3. Inventories as of January 1, 1994 and December 26, 1992 are stated at the lower of FIFO cost or market, as determined by the gross profit method. Inventories as of July 3, 1993 were valued by the retail inventory method.

4. During the quarter ended September 26, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company reflected the cumulative effect on prior years of the change in accounting principle by recording a benefit of $.6 million ($.02 per share) during the first quarter of fiscal 1993. Under Statement No. 109, income taxes are recognized for (a) the amount of taxes payable or refundable for the current year, and (b) deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. The effects of income taxes are measured based on enacted tax law and rates.

     During the six-month period ended January 1, 1994, federal tax legislation was enacted that changed the income tax consequences for the Company. The principal provision of the new law which affects the Company was an increase in the federal statutory tax rate from 34% to 35%. The effect on current and deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. As a result, taxes currently payable and deferred tax liabilities increased by $.3 million. The effect, which decreased net income $.3 million, was recognized as a component of income tax expense in the six-month period ended January 1, 1994.

     Additionally, management has estimated that the effective tax rate will increase to approximately 38% in future periods.

     As of January 1, 1994, the Company had a deferred tax liability of $5.8 million and a $5.0 million current deferred tax asset. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables and certain inventory related costs not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $10.6 million and $6.5 million for the six and three month periods ended January 1, 1994 respectively, compared with $10.0 million and $6.4 million for the similar periods of fiscal 1993.


6. Other current liabilities primarily consist of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous recurring and non-recurring items.

7. Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the classifications used in the current period.

8. On December 6, 1993, the Company acquired 100% ownership of a northeastern regional retail chain (Decelle, Inc.) for approximately $.2 million and at closing repaid Decelle bank debt of approximately $2.1 million. The chain is comprised of 9 stores in Massachusetts, New Hampshire and Rhode Island. Net sales for the Decelle, Inc. chain amounted to $3.8 million for the 4 week period ended January 1, 1994, and contributed approximately $.3 million to net income for the same period.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
- ---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended January 1, 1994 and December 26, 1992.

                                Percentage of Net Sales
                     Six Months Ended            Three Months Ended
                   January 1,    December 26,  January 1, December 26,
                        1994         1992         1994         1992
Net Sales             100.0%      100.0%          100.0%       100.0%

Costs and expenses:

Cost of sales          64.9        65.3            65.0         65.5
Selling &
 administrative
 expenses              24.0        24.7            19.8         19.9
Depreciation &
 amortization           1.3         1.2              .9          1.0
Interest expense         .5          .7              .4           .5
                    --------    --------         -------        -------
                       90.7        91.9            86.1         86.9
                    --------    --------         -------        -------
Other income             .6         1.1              .5           .8
                    --------    --------         -------        -------
Income before income
 taxes and cumulative
 effect on prior
 years of change in
 accounting principle   9.9         9.2            14.4         13.9

Provision for
 Income tax             3.8         3.4             5.4          5.1
                     -------   --------          ------         ------
Income before
 cumulative effect
 on prior years of
 change in
 accounting principle   6.1         5.8             9.0          8.8

Cumulative effect
 on prior years of
 change in accounting
 principle             --            .1            --           --
                      --------     --------        ------      -------
Net income              6.1%        5.9%            9.0%         8.8%
                      ========     ========       =========     =======

Net sales increased $176.6 million (25.6%) for the six month period ended January 1, 1994, compared with the similar period of a year ago. Comparative store sales increased 7.5%. New stores opened subsequent to December 26, 1992 contributed $89.0 million to this year's sales. Stores which were in operation a year ago, which were closed prior to this year, contributed $6.0 million to last year's sales. The Cohoes stores showed a comparative store sales increase of 5.3%, contributing $20.8 million to consolidated sales for the period. In addition, one new Cohoes store was opened during the six month period which contributed $3.8 million to the Company's net sales total. On December 6, 1993 the Company acquired 100% ownership of a northeast regional retail chain (Decelle, Inc.). Sales for the period December 6, 1993 through January 1, 1994 for Decelle, Inc. amounted to $3.8 million.

For the three months ended January 1, 1994, net sales increased 25.7% to $625.4 million compared with the similar period of a year ago. Comparative store sales increased 8.4%. New Burlington Coat Factory Warehouse stores opened subsequent to December 26, 1992 contributed $81.9 million to the second quarter's net sales volume. Cohoes comparative store sales increased $.4 million (3.7%) for the second quarter of fiscal 1994 compared with the similar period of fiscal 1993.

Other income (consisting primarily of rental income from lease departments, investment income, and miscellaneous items) decreased $1.8 million for the six months ended January 1, 1994 compared with the six months ended December 26, 1992. The decrease is primarily due to decreases in lease department rental income, the result of the closing of approximately 30 lease departments which the Company has converted to Company department selling space, and to a decrease in investment income. Investment income decreased $1.0 million due to a decrease in investable funds during the six month period ended January 1, 1994 compared with the similar period of a year ago. Other income decreased $1.0 million for the second quarter of fiscal year 1994 compared with the second quarter of 1993. Rental income and investment income decreased $.4 million and $.5 million, respectively, in the three months ended January 1, 1994 compared with the three months ended December 26, 1992.

Cost of sales increased $111.8 million (24.8%) for the six months ended January 1, 1994 compared with the similar period of fiscal 1993. Cost of sales, as a percentage of net sales, decreased to 64.9% from 65.3% for the same periods. The decrease is due primarily to improved initial mark-ons. Cost of sales increased $80.4 million (24.7%) for the three months ended January 1, 1994 compared with the similar period of a year ago. As a percentage of net sales, cost of sales decreased to 65.0% from 65.5% for these comparative periods.

Selling and administrative expenses increased by $37.7 million (22.1%) for the six month period ended January 1, 1994 compared with the six months ended December 26, 1992. This increase is due mainly to the increase in the number of stores operating during the current fiscalyear compared with the similar period of a year ago. Twenty-five new stores were opened subsequent to December 26, 1992. As a percentage of sales, selling and administrative expenses decreased to 24.0% for the six months ended January 1, 1994 from 24.7% for the similar period last fiscal year. This percentage decrease is primarily the result of the Company's comparative store sales growth realized during the first six months of fiscal 1994. Second fiscal quarter selling and administrative expenses increased to $124.1 million from $99.2 million for the similar period of fiscal 1993. As a percentage of net sales, selling and administrative expenses decreased to 19.8% from 19.9% for these comparative periods.

Interest expense increased slightly for the six and three months ended January 1, 1994 compared with the comparative period ended December 26, 1992. This increase is the result of interest charges associated with the borrowings made by the Company under its revolving credit and term loan agreement (see Liquidity and Capital Resources).

The provision for income taxes increased to $32.6 million for the six months ended January 1, 1994, from $23.4 million for the comparative period of a year ago. The effective tax percentages were 38.0% for the six and three month periods ended January 1, 1994 and 37.0% for comparative periods a year ago. This increase is primarily the result of tax consequences related to the enactment of the Omnibus Budget Reconciliation Act (see Note No. 4 to Condensed Consolidated Financial Statements).

Income before cumulative effect of change in accounting principle increased to $53.2 million for the six months ended January 1, 1994 from $39.8 million for the comparative period of fiscal 1993. Income per share before cumulative effect increased to $1.31 per share compared with $.98 for the comparative period of a year ago. Income before cumulative effect of change in accounting principle increased $12.4 million to $56.1 million for the three months ended January 1, 1994 compared with the similar period of a year ago. Net income per share before cumulative effect of change in accounting principle for the three months ended January 1, 1994 was $1.38 compared with $1.07 for the three months ended December 26, 1992.

During the quarter ended September 26, 1992, the Company recorded a cumulative effect benefit resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note No. 4 to Condensed Consolidated Financial Statements) in the amount of $.6 million ($.02 per share).

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. The Company believes that in the past substantially all of its profits have been derived from operations during the months of October, November and December.

Liquidity and Capital Resources

During the six months ended January 1, 1994, the Company opened eighteen Burlington Coat Factory Warehouse stores and one Cohoes Fashion. In addition, on December 6, 1993 the Company acquired 100% ownership of Decelle, Inc., a nine store northeast regional retail chain for $.2 million and repaid Decelle's bank debt of approximately $2.1 million. Although the Company cannot at this time determine the exact number of stores to be opened during the remainder of fiscal 1994, it is estimated that an additional 5 to 7 Burlington Coat Factory stores and 3 to 5 Luxury Linens stores will be opened during the remaining six months of fiscal 1994. Expenditures incurred to set up and fixture new stores through the first six months of fiscal 1994, amounted to approximately $12 million. Of the new stores opened during the period, 15 locations were leased while 4 properties were purchased for approximately $9.5 million. In addition, one location to open in the spring of 1994 was acquired for $4.5 million. The estimated cost to set up and fixture anticipated new store openings during the balance of fiscal 1994 is approximately $7.0 million.

Total funds provided by operation increased $14.6 million to $65.6 million for the six months ended January 1, 1994. Total funds provided by operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

Working capital increased to $300.4 million at January 1, 1994 from $281.9 million at December 26, 1992, an increase of $18.5 million.

Net cash provided by operating activities of $138.4 million for the six months ended January 1, 1994, increased from $90.9 million for the comparative period of fiscal 1993. This increase is the result of the increase in net income for the six months ended January 1, 1994 compared with net income for the similar period of a year ago. In addition, inventory growth during the period ended January 1, 1994 was financed to a greater degree by amounts due suppliers as compared with the prior year.

The Company believes that its current capital expenditure and operating requirements will be satisfied from internally generated funds, the proceeds of the $80 million long term subordinated notes issued by the Company to institutional investors in June 1990 (the Notes), and from short-term borrowings under its revolving credit and term loan agreement.

The Company has in place a revolving credit and term loan agreement in the amount of $40 million. During the first quarter of fiscal 1994 the Company had maximum borrowings under this agreement of $31.4 million. The average borrowing during the first quarter amounted to $12.1 million at an average interest rate of 3.6%. During the second fiscal quarter, the Company had maximum borrowings under this agreement of $20.8 million with an average borrowing of $6.9 million at an average interest rate of 3.6%. As of January 1, 1994 all borrowings under this agreement had been repaid. During the first six months of fiscal 1993 the Company did not draw on this line of credit. The Company borrowed under its line of credit during the first fiscal quarter of 1994 in order to finance the opening of new stores as well as planned inventory growth at existing stores.

The Company's long-term borrowings at January 1, 1994 include $80 million under the Notes, an industrial development bond of $10 million issued by the New Jersey Economic Development Authority, an Urban Development Action Grant of $.9 million from the United States Department of Housing incurred in connection with the construction of the Company's Office and Warehouse/Distribution Facility in Burlington, New Jersey and $.5 million in various other note and mortgage indebtedness.

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The interest rate on the bonds issued in connection with the Company's industrial development bond financing is fixed at 9.78% over the life of these serial and term bonds. The bonds mature at various dates commencing in September 1996 and ending in September 2010. The Urban Development Action Grant is interest free and must be repaid in 1999. A payment of 5% of the outstanding balance of the Urban Development Action Grant is required to be made to the City of Burlington each year in lieu of taxes.

Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

The Company has historically been able to increase its selling prices as the costs of merchandising and related operating expenses have increased and, therefore, inflation has not had a significant effect on operations.

New Accounting Standards

In November 1992, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 112, "Employers'
Accounting for Post Employment Benefits". This pronouncement will not have an effect on the Company's condensed consolidated financial statements as the benefits covered in the pronouncement are not provided by the Company.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES


                          PART II - OTHER INFORMATION




Item 4    Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on November 10, 1993. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified;
2)stockholders approved the Company's, 1993 Stock Incentive Plan and 3) stockholders ratified the appointment of Deloitte & Touche as independent certified public accountants for the Company for the fiscal year ending July 2, 1994. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders without giving effect to the three-for-two stock split effected on October 4, 1993:

                                                                Broker
1)   Election of Directors     Votes For    Votes Withheld    Non-Votes

     Monroe G. Milstein        23,361,034      1,686          2,514,555
     Henrietta Milstein        23,360,979      1,741          2,514,555
     Andrew R. Milstein        23,360,979      1,741          2,514,555
     Irving Drillings          23,360,834      1,886          2,514,555
     Harvey Morgan             23,361,034      1,686          2,514,555
     Stephen E. Milstein       23,360,472      2,248          2,514,555
     Mark A. Nesci             23,360,979      1,741          2,514,555




2)   Approval of 1993 Stock Incentive Plan:


     Votes For          23,089,132
     Votes Against         265,246
     Votes Abstained         8,342
     Broker Non-Votes    2,514,555

3) Ratify appointment of Deloitte & Touche as independent Certified Public Accountants:

     Votes For          23,356,916
     Votes Against           2,225
     Votes Abstained         3,579
     Broker Non-Vote     2,514,555

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES


                          PART II - OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K

          a.   Exhibits
               10.1 Amendment No. 5, dated October 12, 1993, to
                    Employees Profit Sharing Plan
          b. No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION


               /s/ Andrew R. Milstein
               _____________________________________
               Andrew R. Milstein
               Vice President



               /s/ Robert L. LaPenta, Jr.
               ________________________________________
               Robert L. LaPenta, Jr.
               Corporate Controller & Chief Accounting
               Officer


Date:  February 10, 1994