Form 10-Q
period 1994-04-02
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1994-05-17
CIK 718916

FORM 10-Q
                    SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549
(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended April 2, 1994
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ... to ...

                         Commission File No. 1-8739

         Burlington Coat Factory Warehouse Corporation
      _____________________________________________________
       (Exact name of registrant as specified in its charter)

           Delaware                                22-1970303
- - ------------------------------   -------------------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification Number)

    1830 Route 130 North
    Burlington, New Jersey                          08016
- - ------------------------------   -------------------------------
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

   Yes ______X______               No _______________

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                    Outstanding at May 11, 1994
- - --------------------------         --------------------------------

Common stock, par value $1                      41,119,463

            BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

                                 I N D E X

                                                                   Page


Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets -                           3
   April 2, 1994 (unaudited), July 3, 1993
    and March 27, 1993 (unaudited)

  Condensed consolidated statements of operations - nine            4
   and three months ended April 2, 1994 (unaudited) and March 27, 1993 (unaudited)

  Condensed consolidated statements of cash flows -                 5
   Nine months ended April 2, 1994 (unaudited) and
   March 27, 1993 (unaudited)

  Notes to condensed consolidated financial statements            6-7

 Item 2.  Management's discussion and analysis of results      8 - 12
          of operations and financial condition


Part II - Other Information:

 Item 6.  Exhibits and reports on Form 8-K                         13

SIGNATURES                                                         13





                       * * * * * * * * * * * *

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                           (All amounts in thousands)


                                  April 02,         July 03,        March 27,
                                    1994              1993             1993
                                 ----------         --------       ----------
ASSETS

Current Assets:
 Cash and Cash Equivalents       $  62,752       $ 34,881          $  89,547
 Short-Term Investments             28,194         16,421             31,509
 Accounts Receivable                15,393         10,057             11,095
 Merchandise Inventories           424,070        352,919            312,306
 Deferred Tax Asset                  5,133          4,441              4,278
 Prepaid and Other Current Assets    2,592         16,641              5,889
                                 ---------      ---------         ----------

            Total Current Assets   538,134        435,360            454,624

Property and Equipment Net of
  Accumulated Depreciation
  and Amortization                 173,829        142,582            133,854
Other Assets                        11,293          7,539              6,421
                                ----------      ---------          ---------
Total Assets                     $ 723,256      $ 585,481          $ 594,899
                                ==========      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                $ 164,976     $ 116,207           $ 115,555
 Income Taxes Payable               13,010         5,758              11,271
 Other Current Liabilities          61,097        38,169              44,337
 Current Maturities of Long
   Term Debt                            58           113                 127
                                ----------     ---------           ---------

       Total Current Liabilities   239,141       160,247             171,290

Long Term Debt                      91,379        91,428              91,437
Other Liabilities                    6,763         5,379               5,424
Deferred Tax Liability               6,321         5,316               4,930

Stockholders' Equity:
 Unrealized Loss-Marketable
  Securities                           (11)          (11)                 --
 Equity Adjustment for Foreign
  Currency  Translation                 46            --                  --
 Common Stock                       41,117        41,028              41,006
 Capital in Excess of Par Value     24,010        23,598              22,929
 Retained Earnings                 316,340       260,346             259,733
Less Treasury Stock at Cost        (1,850)       (1,850)             (1,850)
                                ----------     ---------         -----------

      Total Stockholders' Equity   379,652       323,111             321,818

Total Liabilities and
 Stockholders' Equity            $ 723,256     $ 585,481           $ 594,899
                                 =========     =========           =========

See Notes to the condensed consolidated financial statements.


                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)

                (All amounts in thousands except per share data)


                                 Nine Months Ended      Three Months Ended
                               April 02,  March 27,   April 02,   March 27,
                                 1994       1993         1994       1993



REVENUES:                    --------------------------------------------------

Net Sales                     $1,194,048    $ 947,408   $ 327,413    $ 257,323
Other Income                       7,771       11,794       2,314        4,515
                              ----------    ---------   ---------    ---------
                               1,201,819      959,202     329,727      261,838
                              ----------    ---------   ---------    ---------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive
   of Depreciation and
   Amortization)                 775,226      618,916     212,960      168,492
 Selling and Administrative
    Expenses                     312,171      253,911     104,253       83,650
 Depreciation and Amortization    16,761       13,013       5,544        4,364
 Interest Expenses                 7,378        7,193       2,415        2,306
                               ---------    ---------   ---------    ---------
                               1,111,536      893,033     325,172      258,812
                               ---------    ---------   ---------    ---------

Income Before Provision for
 Income Taxes and Cumulative
 Effect on Prior Years of
 Change in Accounting Principle   90,283       66,169       4,555        3,026

Provision for Income Taxes        34,289       24,480       1,727        1,125
                               ---------    ---------   ---------     --------
Income Before Cumulative Effect
  on Prior Years of Change in
  Accounting Principle            55,994       41,689       2,828        1,901
                               ---------   ----------  ----------    ---------
 Cumulative Effect on Prior Years
 of Change in Accounting Principle
  (See Note 4)                        --          601          --          --
                               ---------   ----------  ----------    ---------

Net Income                      $ 55,994    $ 42,290    $  2,828     $  1,901
                               =========   =========   =========    =========

Earnings Per Share:
  Income Per Share Before
  Cumulative Effect on Prior
  Years of Change in
  Accounting Principle             $1.38       $1.03       $0.07        $0.05


Income Per Share From Cumulative
  Effect on Prior Years of Change
  in Accounting Principle             --        $0.02         --           --
                               ---------   ----------   --------    ---------

Net Income Per Share               $1.38       $1.05       $0.07        $0.05
                              ==========   =========   =========    =========
Weighted Average Shares
   Outstanding                40,617,704  40,464,084  40,636,737   40,486,050
                              ==========  ==========  ==========   ==========

Dividends Per Share                   --          --          --          --
                              ========== ===========  ==========   ==========
See Notes to the condensed consolidated financial statements.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                           (All amounts in thousands)

                                                   Nine Months Ended
                                              April 02,        March 27,
                                                1994              1993
                                             ---------------------------
OPERATING ACTIVITIES
  Net Income                                 $  55,994        $   42,290
   Adjustments to Reconcile Net Income
    to Net Cash Provided by Operating
    Activities:
     Depreciation and Amortization              16,761            13,013
     Provision for Deferred Income Taxes           313              (631)
     Loss on Disposition of Fixed Assets           216               313
     Rent Expense and Other                       4,563            3,498
   Changes in Operating Assets and
     Liabilities, Net of Effect of
     Acquisition:
      Accounts Receivable                        (8,894)          (4,745)
      Merchandise Inventories                   (65,059)         (48,167)
      Prepaids and Other Current Assets          14,388            3,210
      Accounts Payable                           44,969           44,051
      Other Current Liabilities                  29,521           14,454
                                              ---------        ---------
  Net Cash Provided by Operating Activities      92,772           67,286
                                              ---------        ---------
INVESTING ACTIVITIES
       Acquisition of Property and Equipment    (48,241)         (26,965)
       Short Term Investments-Net               (11,773)          26,535
       Proceeds From Sale of Fixed Assets            17               14
       Issuance of Long Term Notes Receivable    (2,515)            (924)
       Receipts Against Long Term Notes
          Receivable                                446              374
       Acquisition of Investments                    --             (155)
       Proceeds From Sale of Investments             --              113
       Acquisition of Leasehold                  (2,050)              --
       Minority Interest                            547               --
       Cash of Acquired Company,
         Net of Acquisition Costs                   306               --
       Other                                         63              150
                                              ---------         --------
     Net Cash (Used) by Investing Activities    (63,200)            (858)
                                              ----------        ---------

FINANCING ACTIVITIES
      Principal Payments on Long Term Debt         (104)          (3,046)
      Issuance of Common Stock Upon Exercise of
        Stock Options                               501              816
      Repayments of Borrowings Under Line of
        Credit of Acquired Company               (2,098)              --
                                             -----------        --------
        Net Cash Used in Financing Activities    (1,701)          (2,230)

        Increase in Cash and Cash Equivalents    27,871           64,198

        Cash and Cash Equivalents at
          Beginning of Period                    34,881           25,349
                                             ----------        ---------
        Cash and Cash Equivalents at
          End of Period                        $ 62,752         $ 89,547
                                            ===========       ==========

        Interest Paid:                           $5,444           $9,654
        Income Taxes Paid:                      $26,724          $17,719
                                            ===========       ==========
See notes to the condensed consolidated financial statements.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          NINE AND THREE MONTHS ENDED APRIL 2, 1994 AND MARCH 27, 1993



1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals, necessary for a fair presentation of the results of operations for the interim period. Since the Company's business is seasonal in character, the operating results for the nine and three months ended April 2, 1994 and the corresponding periods ended
March 27, 1993 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of April 2, 1994 and March 27, 1993 are stated at the lower of FIFO cost or market, as determined by the gross profit method. Inventories as of July 3, 1993 were valued by the retail inventory method.

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

     During the nine-month period ended April 2, 1994, federal tax legislation was enacted that changed the income tax consequences for the Company. The principal provision of the new law which affects the Company was an increase in the federal statutory tax rate from 34% to 35%. The effect on current and deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.
As a result, taxes currently payable and deferred tax liabilities increased by $.3 million. The effect, which decreased net income $.3 million, was recognized as a component of income tax expense in the nine-month period ended April 2, 1994.

     Additionally, management has estimated that the combined federal, state and local effective tax rate will be approximately 38% in the fiscal year ending 1994.


                                                                      Page 6
     As of April 2, 1994, the Company had a deferred tax liability of $6.3 million and a $5.1 million current deferred tax asset. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables and certain inventory related costs not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $14.6 million and $4.1 million for the nine and three month periods ended April 2, 1994, respectively, compared with $14.1 million and $4. million for the similar periods of fiscal 1993.

6. Other current liabilities primarily consist of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous recurring and non-recurring items.

7. Certain reclassification have been made to the prior year's condensed consolidated financial statements to conform to the classifications used in the current period.

8. On December 6, 1993, the Company acquired 100% ownership of a Northeastern regional retail chain (Decelle, Inc.) for approximately $.2 million and at closing repaid Decelle bank debt of approximately $2.1 million. The chain is comprised of 9 stores in Massachusetts, New Hampshire and Rhode Island. Net sales for the Decelle, Inc. chain amounted to $10.8 million for the period from December 6, 1993 through April 2, 1994. Net sales in the current quarter were $7.0 million.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
- - ---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended April 2, 1994 and March 27, 1993.

                                Percentage of Net Sales
                        Nine Months Ended           Three Months Ended
                      April 2,    March 27,       April 2,    March 27,
                        1994        1993            1994        1993

Net Sales             100.0%      100.0%          100.0%      100.0%

Costs and expenses:

Cost of sales          64.9        65.3            65.1        65.5
Selling &
 administrative
 expenses              26.1        26.8            31.8        32.5
Depreciation &
 amortization           1.4         1.4             1.7         1.7
Interest expense         .6          .8              .7          .9
                    --------    --------         -------       -------
                       93.0        94.3            99.3       100.6
                    --------    --------         -------       -------
Other income             .6         1.3              .7         1.7
                    --------    --------         -------       -------
Income before income
 taxes and cumulative
 effect on prior
 years of change in
 accounting principle   7.6         7.0             1.4         1.1

Provision for
 Income tax             2.9         2.6              .5          .4
                     -------   --------          ------        ------
Income before
 cumulative effect
 on prior years of
 change in
 accounting principle   4.7         4.4              .9          .7

Cumulative effect
 on prior years of
 change in accounting
 principle             --            .1            --           --

                      --------     --------        ------     -------
Net income              4.7%        4.5%             .9%         .7%
                      ========     ========       =========    =======

                                                                 Page 8



Net sales increased $246.6 million (26.0%) for the nine month period ended April 2, 1994, compared with the similar period of a year ago. Comparative store sales increased 8.3%. Part of this increase is the result of an earlier Easter selling season this fiscal year compared with last fiscal year. For the current fiscal year, the third fiscal quarter included the entire Easter selling season, whereas the last two weeks of the Easter selling season occurred during the fourth fiscal quarter of last year. The earlier Easter season resulted in a shifting of approximately $19.0 million in sales into the current fiscal year's third quarter. New stores opened subsequent to March
27, 1993 contributed $113.5 million to this year's sales. Stores which were in operation a year ago, which were closed prior to July 4, 1993, contributed $4.0 million to last year's sales. The Cohoes stores showed a comparative store sales increase of 5.9%, and these stores contributed $28.9 million to consolidated sales for the nine month period. In addition, one new Cohoes store was opened during the nine month period which contributed $5.9 million to the Company's net sales. On December
6, 1993 the Company acquired 100% ownership of a northeast regional retail chain (Decelle, Inc.). Sales for the period December 6, 1993 through
April 2, 1994 for Decelle, Inc. amounted to $10.8 million.


For the three months ended April 2, 1994, net sales increased $327.4 million (27.2%) compared with the similar period of a year ago. Comparative store sales increased 10.3%. As mentioned previously, a portion of this increase is attributable to the shift in the Easter selling season into this year's third fiscal quarter from the fourth fiscal quarter of a year ago. New Burlington Coat Factory Warehouse stores opened subsequent to March 27, 1993 contributed $40.8 million to the third quarter's net sales volume. Cohoes comparative store sales increased $.6 million (7.5%) for the third quarter of fiscal 1994 compared with the similar period of fiscal 1993.
The Decelle stores contributed $7.0 million to this year's third quarter.

Other income (consisting primarily of rental income from leased departments, investment income, and miscellaneous items) decreased $4.0 million for the nine months ended April 2, 1994 compared with the nine months ended
March 27, 1993. The decrease is primarily due to decreases in leased department rental income, the result of the closing of approximately 30 leased departments which the Company has converted to Company department selling space, and to a decrease in investment income. Investment income decreased $1.7 million due to a decrease in investable funds during the nine month period ended April 2, 1994 compared with the similar period of a year ago. Other income decreased $1.1 million for the third quarter of fiscal year 1994 compared with the similar period of 1993. Rental income and investment income decreased $.2 million and $.7 million, respectively, in the three months ended April 2, 1994 compared with the three months ended March 27, 1993.

Cost of sales increased $156.3 million (25.3%) for the nine months ended April 2, 1994 compared with the similar period a year ago. Cost of sales, as a percentage of net sales, decreased to 64.9% from 65.3% for the same periods. The decrease is due primarily to improved initial mark-ons and a reduction in markdowns as a percentage of sales. These improvements were offset in part by higher than anticipated markdowns in our Cohoes division. Cost of sales increased $44.5 million (26.4%) for the three months ended April 2, 1994 compared with the similar period of a year ago. As a percentage of net sales, cost of sales decreased to 65.1% from 65.5% for these comparative three month periods.

Selling and administrative expenses increased by $58.3 million (22.9%) for the nine month period ended April 2, 1994 compared with the nine months ended March 27, 1993. This increase is due mainly to the increase in the number of stores operating during the current fiscal year compared with the similar period of a year ago. Twenty-five new stores were opened subsequent to March 27, 1993. The nine Decelle stores acquired during the period contributed $4.0 million to selling, and administrative expense.
As a percentage of sales, selling and administrative expenses decreased to 26.1% for the nine months ended April 2, 1994 from 26.8% for the similar period last year. This percentage decrease is primarily the result of the Company's comparative store sales growth realized during the first nine months of fiscal 1994. In addition, as a percentage of sales a marginal increase in selling expenses and insurance expense was offset by a decrease in advertising expense. Third quarter selling and administrative expenses increased to $104.3 million from $83.7 million for the similar period of fiscal 1993. As a percentage of net sales, selling and administrative expenses decreased to 31.8% from 32.5% for these comparative periods.

Interest expense increased $.2 and $.1 million for the nine and three months ended April 2, 1994 compared with the comparative periods ended March 27, 1993, respectively. This increase is the result of interest charges associated with the borrowings made by the Company under its revolving credit and term loan agreement (see Liquidity and Capital Resources).

The provision for income taxes increased to $34.3 million for the nine months ended April 2, 1994, from $24.5 million for the comparative period of a year ago. The effective tax percentages were 38.0% for the nine and three month periods ended April 2, 1994 and 37.0% for comparative periods a year ago. The increase in effective tax percentages is primarily the result of tax consequences related to the enactment of the Omnibus Budget Reconciliation Act (see Note No. 4 to Condensed Consolidated Financial Statements).

Income before cumulative effect of change in accounting principle increased to $56.0 million for the nine months ended April 2, 1994 from $41.7 million for the comparative period of fiscal 1993. Income per share before cumulative effect increased to $1.38 per share compared with $1.03 for the comparative period of a year ago. Income before cumulative effect of change in accounting principle increased $1.9 million to $2.8 million for the three months ended April 2, 1994 compared with the similar period of a year ago. Net income per share before cumulative effect of change in accounting principle for the three months ended April 2, 1994 was $.07 compared with $.05 for the three months ended March 27, 1993. During the quarter ended September 26, 1992, the Company recorded a cumulative effect benefit resulting from the adoption of Statement of Financial Accounting Standards
No. 109, "Accounting for Income Taxes" (See Note No. 4 to Condensed Consolidated Financial Statements) in the amount of $.6 million ($.02 per share).

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. The Company believes that in the past substantially all of its profits have been derived from operations during the months of October, November and December.

Liquidity and Capital Resources

During the nine months ended April 2, 1994, the Company opened twenty Burlington Coat Factory Warehouse stores and one Cohoes Fashions store. In addition, on December 6, 1993 the Company acquired 100% ownership of Decelle, Inc., a nine store Northeast regional retail chain for $.2 million and repaid Decelle's bank debt of approximately $2.1 million. Although the Company cannot at this time determine the exact number of stores to be opened during the remainder of fiscal 1994, it is estimated that an additional 2 to 3 stores will be opened during the remaining three months of fiscal 1994. Expenditures incurred to set up and fixture new stores through the first nine months of fiscal 1994, amounted to approximately $15.0 million. Of the new stores opened during the period, 17 locations were leased, while 4 properties were purchased for approximately $9.5 million. In addition, one location, scheduled to open in the fourth quarter of fiscal 1994, was acquired for $4.5 million. One previously leased location was purchased for $1.4 million during the quarter. The estimated cost to set up and fixture anticipated new store openings during the balance of fiscal 1994 is approximately $1.5 million.

Total funds provided by operations increased $19.4 million to $77.8 million for the nine months ended April 2, 1994. Total funds provided by operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

Working capital increased to $299.0 million at April 2, 1994 from $283.3 million at March 27, 1993, an increase of $15.7 million.

Net cash provided by operating activities of $92.8 million for the nine months ended April 2, 1994, increased from $67.3 million for the comparative period of fiscal 1993. This increase is the result of the increase in net income for the nine months ended April 2, 1994 compared with net income for the similar period of a year ago. In addition, inventory increased by $65.0 million during the nine months ended April 2, 1994. This increase is the result of the new stores opened since June, 1993 and planned inventory growth throughout the chain especially in the outerwear categories.

The Company believes that its current capital expenditure and operating requirements will be satisfied from internally generated funds, the proceeds of the $80 million long term subordinated notes issued by the Company to institutional investors in June 1990 (the Notes), and from short-term borrowings under its revolving credit and term loan agreement.

The Company has in place a revolving credit and term loan agreement in the amount of $40 million. During the first quarter of fiscal 1994 the Company had maximum borrowings under this agreement of $31.4 million.
The average borrowing during the first quarter amounted to $12.1 million at an average interest rate of 3.6%. During the second fiscal quarter, the Company had maximum borrowings under this agreement of $20.8 million with an average borrowing of $6.9 million at an average interest rate of 3.6%. During the third fiscal quarter, the Company had maximum borrowings under this agreement of $18.3 million. The average borrowing during the quarter amounted to $10.0 million at an average interest rate of 4%. As of April 2, 1994 all borrowings under this agreement had been repaid. During the first nine months of fiscal 1993 the Company did not draw on this line of credit. The Company borrowed under its line of credit during the first nine months of 1994 in order to finance the opening of new stores as well as planned inventory growth at existing stores.

The Company's long-term borrowings at April 2, 1994 include $80.0 million under the Notes, an industrial development bond of $10.0 million issued by the New Jersey Economic Development Authority, an Urban Development Action Grant of
$.9 million from the United States Department of Housing incurred in connection with the construction of the Company's Office and Warehouse/ Distribution Facility in Burlington, New Jersey and $.5 million in various other note and mortgage indebtedness.

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8.0 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The interest rate on the bonds issued in connection with the Company's industrial development bond financing is fixed at 9.78% over the life of these serial and term bonds. The bonds mature at various dates commencing in September 1996 and ending in September 2010. The Urban Development Action Grant is interest free and must be repaid in 1999.
A payment of 5% of the outstanding balance of the Urban Development Action Grant is required to be made to the City of Burlington each year in lieu of taxes.

Furthermore, in the event that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

Over the past two years, which has been a period of low inflation, the Company has been able to increase sales volume to compensate for increases in operating expenses. Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased and, therefore, inflation has not had a significant effect on operations.

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

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION




               /s/ Monroe G. Milstein
               ------------------------------------------------------
               Monroe G. Milstein
               Chairman and Chief Executive Officer




               /s/ Robert L. LaPenta, Jr.
               ---------------------------------------------------------
               Robert L. LaPenta, Jr.
               Corporate Controller & Chief Accounting
               Officer


Date:  May 16, 1994