Form 10-K
period 1994-07-02
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1994-09-30
CIK 718916

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended July 2, 1994

                                     or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from............... to ...........

Commission File No. 1-8739

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                 (Exact Name of Registrant as specified in
                               its charter)

              Delaware                           22-1970303
  (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)       Identification Number)

           1830 Route 130
         Burlington, New Jersey                       08016
         (Address of principal                      (Zip Code)
           executive offices)

                      Registrant's telephone number,
                   including area code:  (609) 387-7800

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange
                                             on which registered

Common Stock, $1.00 par value          New York Stock Exchange, Inc.
             per share

        Securities Registered pursuant to Section 12(g) of the Act:

                              Title of Class

                                   None

              Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X      NO_________.

              Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

              The aggregate market value of the common stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing sale price of the Common Stock on the New York Stock Exchange as of August 31, 1994, was $379,750,564.

              As of August 31, 1994, the number of shares of Common Stock, $1.00 par value, outstanding was 40,698,898.


Documents incorporated by                      Part of Form 10-K into which
reference into this report                     document is incorporated
__________________________                     ____________________________

Registrant's Proxy Statement                             Part III
to be filed pursuant to
Regulation 14A

                                  PART I


Item 1.  Business

              Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operates a chain of "off-price" apparel stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by department and specialty stores.
The sale of outerwear (coats, jackets and raincoats) accounted for approximately 35% of the Company's total sales during fiscal 1994.
In addition, Burlington Coat offers customers a complete line of men's, women's and children's wear as well as a linens, bath shop items, gifts and accessories department in 180 of its stores and a children's furniture department in approximately 126 of its stores. The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. The sale of irregular or discontinued merchandise represents only a small portion of the Company's business. Merchandise is displayed on easy access racks and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

              Burlington Coat's practice of purchasing outerwear early in each fashion season and of reordering in rapid response to sales has enabled it to maintain a large, current and varied selection of outerwear throughout each year. Although the Company believes that this practice helps attract customers to its stores, to the extent the Company maintains a relatively large volume of merchandise, particularly outerwear, the risks related to style changes, weather and other seasonal factors, and economic conditions are necessarily greater than if the Company maintained smaller inventories.

              An important factor in Burlington Coat's operations has been its continued ability to purchase desirable, first-quality current brand labeled merchandise directly from manufacturers on terms at least as favorable as those offered large retail department and specialty stores. The Company estimates that over 900 manufacturers of apparel, including over 300 manufacturers of outerwear, are represented at the Company's stores, and that no manufacturer accounted for more than 5% of the Company's pur-chases during the last full fiscal year. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any manufacturer. No assurance can be given that the Company will be able to continue to purchase such merchandise directly from manufacturers or to continue its current selling price structure.
See "Competition."

              The Company sells its merchandise to retail customers for cash and accepts checks and most major credit cards. The Company's "Cohoes" division also offers its own credit card. In addition, the Company sells on a layaway plan and offers special orders on selected merchandise. It does not offer refunds, except on furs, defective merchandise and certain specialty retail operations, but will exchange or give store credit slips for merchandise returned within a prescribed period of time.

              The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.8% of total revenues.


The Stores

              As of August 31, 1994, the Company operated 215 stores, all but 19 of which are located in leased facilities ranging in size (including storage space) from approximately 15,000 to approximately 133,000 square feet, with an average area of approximately 60,000 square feet. Selling space accounts for over four-fifths of the total area in most stores.

              All except 1 of the Company's stores are either free-standing or are located in shopping malls or strip shopping centers. The remaining store is operated from the Company's former distribution facility in Secaucus, New Jersey. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

              The Company also operates stores under the names "Cohoes Fashions," "Decelle," "Luxury Linens," and "Totally 4 Kids." Cohoes Fashions offers merchandise in the middle to higher price range.
Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. Totally 4 Kids is a new moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment.

              In the past, Burlington Coat generally has selected sites for its stores where there are suitable existing structures which can be refurbished, and, if necessary, enlarged, in a manner consistent with the Company's merchandising concepts. In some cases, space has been substantially renovated or built to specifications given by Burlington Coat to the lessor. Such properties have been available to the Company on lease terms which it believes have been favorable. See "Growth and Expansion."

              The stores generally are located in close proximity to population centers, department stores and other retail operations and are usually established near a major highway or thoroughfare, making them easily accessible by automobile. Since the Company's stores are generally located outside of urban centers and the Company believes that some of its customers drive long distances to visit store locations, it is likely that the Company would be adversely affected by any conditions which were to result in the reduction of automobile use.

              The Company owns substantially all the equipment used in its stores and believes that its selling space is well utilized and that its equipment is well maintained and suitable for its requirements.

              At August 31, 1994, a majority of the Company's stores contained one or more departments leased by unaffiliated parties for the sale of shoes, jewelry, and accessories. During the fiscal year ended July 2, 1994, the Company's rental income from all of its leased departments aggregated less than 1% of the Company's total revenues.

Central Distribution

              Central distribution, warehousing, ticketing and marking services are extended to approximately fifty percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility is capable of servicing the Company's present stores as well as accommodating anticipated expansion with modifications to its existing data processing and materials handling systems, except for juvenile furniture inventory. The Company is leasing approximately 85,000 square feet of warehouse space nearby to its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture inventory.

Growth and Expansion

              Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to 196 Burlington Coat stores, five Cohoes Fashions stores, eight Decelle stores, five stand-alone Luxury Linens stores, and one Totally 4 Kids store as of August 31, 1994.

              At August 31, 1994 the Company operated stores in 41 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 1995, the

Company has opened or  plans to open approximately 18 additional
Burlington Coat Factory stores, four Luxury Linens stores, three Totally 4 Kids, and two Decelle stores in the United States prior to March, 1995 and to close two stores prior to March, 1995.

              The Company believes that its ability to find satisfactory locations for its stores is essential for the continued growth of its business. The opening of stores generally is contingent upon a number of factors, including the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that the Company will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, the Company will be able to open the number of new stores presently planned.

              The Company began operating its own jewelry department in three stores on a trial basis in the Fall of 1993. The jewelry program consists of karat gold and precious and semi-precious stone jewelry, and in some stores may include brand-name watches. Based on the results to date, the Company is planning to expand the program to an additional 24 stores during the Fall of 1994. Other stores may be added to the program during the remainder of fiscal 1995.

              In December 1993, the Company opened a store in Juarez, Mexico which is across the border from El Paso, Texas, in a joint venture with a Mexican partner. The Company is currently evaluating the results of operations of this first store. Future expansion in Mexico will depend in part on the results achieved by the first store.

              Also in December 1993, the Company acquired a nine-store regional chain of stores operating in the New England region under the name "Decelle." Decelle stores offer clothing for the entire family in the moderate price range but specialize in children's and youth wear. In June of 1994, the Company converted one of its Decelle stores (located in Cranston, Rhode Island), into a Cohoes Fashion store. This site was formerly that of a "Cohoes Specialty" store, a predecessor of the Company's Cohoes Fashions division.

              In May of 1994, the Company opened its first "Totally 4 Kids" store in Sterling, Virginia. The store caters to the moderate to upscale market and offers maternity wear, baby furniture, children's wear up to teens, children's books, educational tapes, computer software for kids and toys in a family environment. The Company plans to open three additional Totally 4 Kids stores in fiscal 1995.

         In addition, the Company is planning to open one store, "Fit for Men", specializing in special size mens wear. Depending on results of this store, the Company will consider opening additional men's stores on a stand alone basis.

              The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

Seasonality

              The Company's business is seasonal, with its highest sales occurring in the second fiscal quarter of each year. Historically, approximately 65% of the Company's net sales have occurred during the period from September through January. Recently, however, the Company has increased its sales in other periods so that sales in the September through January period accounted for only approximately 58% of net sales in fiscal 1992, 57% in fiscal 1993 and 58% in fiscal 1994. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the early fall and winter months and warm during the early spring months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Operations

              Each store has a manager and one or more assistant managers, as well as department managers. The Company also employs regional and district managers to supervise overall store operating and merchandising policies. Major merchandising decisions are made, overall policies are set, and accounting and general financial functions for the Company's stores are conducted, at corporate headquarters. In addition, the Company employs directors of administration, store operations, loss prevention and merchandise presentation who are in charge of those functions on a Company-wide basis.

              Merchandise purchased by the Company is either shipped directly from manufacturers to store locations or distributed through the Company's warehousing and distribution facility. See "Central Distribution." A computerized merchandise information system provides regular detailed reports of sales and inventory levels for each store and assists the merchandise managers and buyers in monitoring and, where necessary, adjusting inventory levels.

              At July 2, 1994, the Company had approximately 17,000 employees, including a large number of part time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores and at its warehousing facility (aggregating up to 600 persons at its peak and approximately 500 persons at July 2, 1994) are covered by collective bargaining agreements. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.


Competition

              General. The retail apparel business is highly competitive. Competitors include other individual, regional and national "off-price" retailers offering similar merchandise at comparable prices as well as individual and chain stores, some of which are regional and national department and discount store chains. At various times throughout the year department store chains and specialty shops offer brand name merchandise at substantial markdowns, which can result in prices approximating those offered by the Company. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources.

              Resale Price Maintenance. Since it is the general policy of the Company to sell at lower than the traditional full retail price, its business may be adversely affected by manufacturers who attempt to maintain the resale price of their merchandise by refusing to sell, or granting advertising allowances, to purchasers who do not adhere to their suggested retail prices. Federal legislation and regulations are proposed from time to time which, if enacted, would be helpful to manufacturers attempting to establish minimum prices or withhold allowances. In addition, the rule against resale price maintenance is subject to challenge in the courts from time to time. In the early part of 1984, the United States Supreme Court in Monsanto Company v. Spray-Rite Service Corporation, 465 U.S. 752 (1984), declined to reconsider the per se rule against resale price maintenance but held that the termination of a dealer by a manufacturer following the mere complaint by another dealer concerning the first dealer's pricing policies, without evidence that tends to exclude the possibility of independent action by the manufacturer and the other dealer, is not enough to raise the inference of a violation of the restriction against vertical price-fixing. In May, 1988, the Supreme Court rendered an opinion in another case, Business Electronics Corporation v. Sharp Electronics Corporation, 108 S. Ct. 1515
(1988), wherein it again declined the invitation of a litigant to reconsider the per se rule against resale price maintenance, but held that an agreement between a full-price merchant and a manufacturer whereunder the manufacturer terminates sales to a dis-counter because of the discounter's pricing is not a price fixing agreement unless the manufacturer and the full-price merchant also agree to maintain specific retail prices or price levels.

              The Company has, on several occasions in the past, brought lawsuits against certain manufacturers and department store chains and complained to the Federal Trade Commission seeking more vigorous enforcement of existing Federal laws, as well as testified before Congress in connection with proposed legislation concerning the Federal antitrust laws.


Item 2.  Properties

              The Company owns the land and building for 19 of its stores, and is a 50% partner in a partnership which owns the building in which one store is located. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In certain locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.


              The following table shows the years in which store leases existing at August 31, 1994 expire:


 Fiscal Years      Number of Leases        Expiring with
Ending June 30         Expiring            Renewal Options


1994-98                  46                      39

1999-2000                20                      18

2001-2002                13                       8

2003-2004                25                       8

2005-2006                14                       9

Thereafter               79                      29
                        ---                     ---
          Total         197                     111
                        ===                     ===

              The Company owns five buildings in Burlington, New
Jersey. Of these buildings, two are used by the Company as retail space and three are leased to third parties. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and and warehouse/distribution facility and leases approximately 85,000 square feet of space nearby to the warehouse/distribution facility to store its juvenile furniture inventory. The Company leases approximately 20,000 square feet of office space in New York City with the right of occupancy that expires in January 2001. The Company also owns an older warehouse/distribution facility in Secaucus, New Jersey, a portion of which it is leasing to a third party and a portion of which uses as a store, but may sell if favorable terms can be obtained.


Item 3.  Legal Proceedings

              On September 29, 1994, the Company received summons and complaint in two separate class actions, each filed in the United States District Court for the District of New Jersey and entitled Jack Turner v. Monroe G. Milstein, Stephen E. Milstein, Robert L. LaPenta, Jr., and Burlington Coat Factory Warehouse Corporation (Civil Action No. 94-4737) the "Turner Action") and P. Gregory Buchanan v. Monroe G. Milstein,
Stephen E. Milstein, Robert L. LaPenta, Jr. and Burlington Coat Factory Warehouse Corporation (the "Buchanan Action") (Civil Action No. 94-4663). Each of the complaints seeks unspecified damages and alleges a cause of action arising under Sections 10(b) and 20(a) of Securities Exchange Act of 1934, as amended, and Rule 10b-5 under such Act for alleged material misstatements and omissions in public statements by the Company and other defendants causing the market price of the Company's common stock to be artificially inflated during (a) the period November 1, 1993 through September 21, 1994, inclusive, in the case of the Turner Action, and
(b) the period from November 1, 1993 through September 19, 1994, inclusive in the case of the Buchanan Action. The Company is unable to assess the impact of such actions at this time but believes they are without merit.

              In the past, the Company has initiated several lawsuits in its initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.

Item 4.  Submission of Matters to a Vote
              of Security Holders

              The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1994.

                                  PART II

Item 5.  Market for Registrant's Common Equity
         and Related Stockholder Matters

              The Company's Common Stock is traded on the New York Stock Exchange, Inc. and its trading symbol is "BCF."

              The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 28, 1992 to July 2, 1994 and for the two months ended August 31, 1994, as adjusted to give retroactive effect to three-for-two stock splits effected on July 27, 1992 and on September 24, 1993:


           Period                 Low Price         High Price

June 28, 1992 to
September 26, 1992                   7 7/8             11 3/8

September 27, 1992 to
December 26, 1992                    10 3/4            16

December 27, 1992 to
March 27, 1993                       13 7/8            18 5/8

March 28, 1993 to
July 3, 1993                         13 5/8            18 3/8

July 4, 1993 to
October 2, 1993                      13 1/8            19 3/8

October 3, 1993 to
January 1, 1994                      19                24 1/2

January 2, 1994 to
April 2, 1994                        18                28 1/4

April 3, 1994 to
July 2, 1994                         16 3/4            27 1/2

July 3, 1994 to
August 31, 1994                      16 5/8            24 3/4

              As of August 31, 1994 there were 473 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy

              The Company has not paid cash dividends in the past and does not currently plan to do so. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant.


Item 6.  Selected Financial Data

              The following table sets forth certain selected financial data:

                        6/30/90   6/29/91    6/27/92      7/3/93    7/2/94
                          (In thousands of dollars, except per share data)

Statement of Operations:

Revenues               $811,999  $916,217  $1,013,470  $1,214,783    $1,480,676

Net Income               24,035    24,742      31,368      42,903(1)     45,383

Net Income per Share     .60(2)       .62(2)      .78(2)     1.06(1)(2)    1.12

Balance Sheet Data:

Total Assets            418,508   438,751     491,940     585,481       725,439

Working Capital         214,520   229,403     252,364     275,113       278,590

Long-Term Debt           95,838    96,040      94,234      91,428        91,369

Stockholder's Equity    218,910   242,071     278,712     323,111       369,857

__________________

<F1>
(1) Effective June 28, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company reflected the cumulative effect of change in accounting for income taxes by recording a benefit of $.6 million ($.02 per share) during fiscal 1993.

<F2>
(2) Adjusted to give retroactive effect to three-for-two stock splits effective in July, 1992 and September, 1993.

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations

              The Company maintains its records on the basis of a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 1994 ended on July 2, 1994 and comprised 52 weeks, whereas fiscal

1993 ended July 3, 1993 and comprised 53 weeks, and fiscal 1992 ended June 27, 1992 and comprised 52 weeks. The following discussion compares the fiscal year ended July 2, 1994 with the fiscal years ended July 3, 1993 and June 27, 1992.

Results of Operations

                   Fiscal Years Ended June 27, 1992 and
                       July 3, 1993 and July 2, 1994

              The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the fiscal years ended June 27, 1992, July 3, 1993 and July 2,
1994.

                                    Percentage of Net Sales
                                   Twelve-Month Period Ended

                                          6/27/92     7/3/93      7/2/94

Net Sales                                  100.0%     100.0%      100.0%

Costs and expenses:

Cost of Sales                               65.1       65.0        65.2

Selling and administrative                  29.1       28.6        28.6
expenses

Depreciation and                             1.4        1.4         1.4
Amortization

Interest expense                             1.0        0.8         0.7
                                           -----      -----      ------

                                            96.6       95.8        95.9
                                           -----      -----      ------

Other income                                 1.6        1.4         0.8
                                           -----      -----      ------

Income before income taxes                   5.0        5.6         4.9
and cumulative effect of
change in accounting for income
taxes

Provision for income taxes                   1.8        2.1         1.8
                                           -----      -----       -----

Income before cumulative                     3.2        3.5         3.1
effect of change in
accounting for income taxes

Cumulative effect of change                  --          .1        --
in accounting for income                    ----      -----       ----
taxes

Net income                                   3.2%       3.6%        3.1%

              Net sales increased $200.6 million (20.1%) for the fiscal year ended July 3, 1993 over the fiscal year ended June 27, 1992 and $270.1 million (22.5%) for the fiscal year ended July 2, 1994 over the fiscal year ended July 3, 1993. The increase in fiscal 1993 over fiscal 1992 was due to an increase in comparative store sales of $109.6 million (11.8%) and to the net sales of new stores opened during the fiscal year. The increase in fiscal 1994 over fiscal 1993 was derived from the increase in comparative store sales of $75.4 million (6.8%), net sales of new stores opened during the fiscal year, increases in net sales of the Cohoes Fashions stores, and net sales from the Decelle stores and the Mexican operations (hereafter, Cohoes Fashions, Decelle and the Mexican operation are collectively referred to as the "Specialty Operations"). Fiscal 1994 and 1992 were 52-week fiscal years compared with a 53-week fiscal year in 1993.
Net sales for the 53rd week impacted fiscal 1993 by approximately $12.2 million compared to fiscal 1992 and net sales for the 53rd week impacted fiscal 1993 by approximately $9.5 million compared to fiscal 1994. The
18 Burlington Coat Factory stores opened in fiscal 1993 contributed $61.1 million to net sales in fiscal 1993 compared with $107.5 million in fiscal 1994. The 24 Burlington Coat Factory stores opened in fiscal 1994 contributed $147.0 million to net sales. The two
Cohoes Fashion stores opened during fiscal 1994 contributed $8.7 milion to net sales and the Decelle stores acquired during the period contributed $19.4 million to net sales.

              Other income increased $.7 million from the 1992 period to the 1993 period and decreased $4.2 million from the 1993 period to the 1994 period. For the fiscal year ended July 3, 1993, compared with the fiscal year ended June 27, 1992, investment income decreases were offset by increases in other income items including gains from sale of investments and other miscellaneous income items. For the fiscal year ended July 2, 1994, the decrease in other income was primarily due to decreases in leased department rental income, the result of the closing of approximately 30 leased departments which the Company has converted to Company department selling space, and to a decrease in investment income. New store openings and existing store capital improvement expenditures as well as planned inventory growth throughout the Company absorbed excess investable funds during fiscal 1994 resulting in a decrease in interest income of $2.2 million during the fiscal year. In addition, the Company lost $.3 million from the sale of investments during the year.

              Cost of sales increased by $128.2 million (19.7%) from the 1992 period to the 1993 period and by $178.5 million (22.9%) from the 1993 period to the 1994 period. The dollar increases in cost of sales are attributable to the increases in unit sales from new stores opened during the periods, and increases in comparative store sales volume of 11.8% in the 1993 period and 6.8% in the 1994 period. Cost of sales as a percentage of net sales decreased from 65.1% in the 1992 period to 65.0% in the 1993 period and increased to 65.2% in the 1994 period. The decrease in the 1993 period was due primarily to decreases in markdowns and shrinkage losses as a percentage of sales. The .2 percentage increase in 1994 over 1993 was due primarily to lower margins from the Specialty Operations and increases in shrinkage and freight costs as a percentage of purchases.

              Selling and administrative expenses increased by $52.6 million (18.1%) from the 1992 period to the 1993 period and by $77.2 million (22.5%) from the 1993 period to the 1994 period, primarily as a result of increased expenses in connection with the increase in the number of stores. As a percentage of net sales, selling and administrative expenses were 29.1% in the 1992 period, 28.6% in the 1993 period and 28.6% in the 1994 period. In the fiscal 1993 period, expenses decreased as a percentage of sales because of the positive leverage achieved through sales growth.
In the 1994 fiscal period, the positive effect on selling and administrative costs, as a percentage of sales, created by comparative store sales growth, were partially offset by growth in non-store payroll related expenses and costs incurred to operate the Specialty Operations.

              The increase in depreciation expense of $3.1 million in the 1993 period over the 1992 period is attributable to fixtures and improvements acquired for 18 new stores as well as additional equipment and improvements for existing stores and the home office and distribution center. In addition, the Company acquired the real property associated with three of the new stores opened during fiscal 1993. The increase in depreciation expense of $4.4 million in the 1994 period is mainly attributable to the fixturing and improvements made for the 26 new stores opened during the period. In addition, the Company acquired the real property associated with five stores during the 1994 fiscal year.

              Interest expenses decreased $.1 million from the 1992 period to the 1993 period due to the early retirement of the mortgage indebtedness pertaining to the Secaucus warehouse. Interest expenses increased slightly from the 1993 period to the 1994 period due to the Company's increased use of its lines of credit during the year.

              The effective income tax rates were 36.5%, 36.7% and 37.3% for the 1992, 1993 and 1994 periods, respectively. The increase in the effective tax rate in fiscal 1993 is due mainly to decreased tax credits recorded in fiscal 1993 as compared with tax credits recorded in fiscal 1992. The increase in the effective tax rate in fiscal 1994 is due primarily to an increase in the statutory federal tax rate to 35% in fiscal 1994.

              Income before cumulative effect of change in accounting for income taxes increased $10.9 million (34.9%) to $42.3 million for fiscal year ended July 3, 1993 compared with the fiscal 1992 year. Income before cumulative effect of change in accounting for income taxes increased $3.1 million (7.3%) to $45.4 million for the fiscal year ended July 2, 1994 compared with the 1993 fiscal year. Income per share before cumulative effect of change in accounting for income taxes increased to $1.04 per share for fiscal 1993 from $.78 per share for fiscal 1992 after giving effect to the three-for-two stock split effected on September 24, 1993, due to comparative store sales increases, new stores opened during the period, leveraging of selling and administrative expenses from the double digit comparative store sales increases and the extra week during the year. Income per share before cumulative effect of change in accounting for income taxes increased to $1.12 per share for fiscal 1994 due to comparative store sales increases and new stores opened during the year. Income before cumulative effect of change in accounting for income taxes, in part, was negatively impacted in fiscal 1994 by an increase in the losses from the Specialty Operations from $.5 million to $3.5 million.

              During the fiscal year ended July 3, 1993, the Company recorded a cumulative effect benefit resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Notes to the Consolidated Financial
Statement No. A.6.) in the amount of $.6 million ($.01 per share after giving effect to the three-for-two stock split). Net income as a percentage of net sales was 3.1%, 3.6% and 3.1% for the 1992, 1993 and 1994 periods, respectively.

             The results of operations for the fourth fiscal quarter of 1994 were negatively impacted in comparison with last year's fourth fiscal quarter primarily by a shift in comparable calendar weeks and an earlier Easter selling season to the third quarter of fiscal 1994, shifting approximately
$37.0 million in net sales and $9.6 million in pre-tax profit into the third fiscal quarter of 1994. In addition, losses from the newly acquired operations, start-up operations and increased store opening costs were approximately $1.6 million.

Liquidity and Capital Resources

              The Company estimates  that it will expend approximately
$21.2 million for capital expenditures (i.e. fixtures, equipment and leasehold improvements) in connection with the opening of 28 new stores during fiscal 1995. The Company expects to satisfy its operating requirements, including capital expenditures for the opening of new stores, from internally generated funds and from borrowing.

              Working capital increased from $252.4 million at June 27, 1992 to $275.1 million at July 3, 1993 and increased to $278.6 million at July 2, 1994.

              Total funds provided from operations for the fiscal years ended June 27, 1992, July 3, 1993 and July 2, 1994 were $50.7 million, $64.7 million and $72.6 million, respectively. Total funds from operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

              Net cash used by operating activities amounted to $28.3 million for the fiscal year ended July 2, 1994 compared with net cash provided by operating activities of $11.1 million for the fiscal year ended July 3, 1993. This change is primarily the result of increases in merchandise inventories associated with the opening of 26 new stores during fiscal 1994, opportunistic merchandise buying through June 1994, and inventory purchased for the anticipated store openings scheduled for the first and second quarters of the 1995 fiscal year. The inventory increases were financed by cash generated from the disposition of short-term investments during fiscal 1994 as well as increases in amounts owed to suppliers and from borrowings.

              The Company incurred capital expenditures of approximately $63.7 million during fiscal 1994. These expenditures included store fixtures and leasehold improvements for the 26 new stores opened during the period, as well as purchases of equipment, fixtures and improvements for the Company's existing stores, the home office and the distribution center. In addition, real property associated with 5 of the new stores was acquired during the fiscal year.

              In view of the seasonal nature of its business, the Company has in the past satisfied its cash flow requirements at various times throughout its fiscal year through short-term borrowing under its revolving credit and term loan agreement with one bank in the amount of $40 million (the "Line of Credit") together with uncommitted lines of credit in the aggregate amount of $130 million (the "Uncommitted Lines"). In June, 1990, the Company issued subordinated notes (the "Notes") in the principal amount of $80 million to certain institutional investors (the "Note Financing"). The Company believes that its operating requirements, including capital expenditures, will be satisfied by the Note Financing, the Uncommitted Lines and the Line of Credit, however, it may seek additional financing if determined to be appropriate in the future.

               At July 2, 1994, the aggregate borrowings under the Line of Credit and Uncommitted Lines was $65.0 million. Letters of credit outstanding against these lines were $50.4 million and $39.7 million at July 2, 1994 and July 3, 1993, respectively. The Company had $54.6 million available under these lines of credit at July 2, 1994. The
Company borrowed under its lines of credit during fiscal 1994 in order to finance the opening of new stores as well as planned inventory growth in existing stores. For the fiscal years ended June 27, 1992 and July 3, 1993, the Company did not draw on its available credit line.
At June 27, 1992, and at July 3, 1993, there was no borrowing under the Company's Line of Credit facility.

              The Company's long-term borrowings include $80.0 million under the Notes and an industrial development bond of $10.0 million issued by the New Jersey Economic Development Authority.

              The Notes mature on June 27, 2005 and bear interest at the rate of 10.60% per annum. The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The interest rate on the bonds issued in connection with the Company's industrial development bond financing is fixed at 9.78% over the life of these series and term bonds. The bonds mature at various dates commencing in September 1996 and ending in September 2010.

              On August 10, 1993 the Omnibus Budget Reconciliation Act was enacted which increases federal tax rates from 34% to 35%. The effect on current and deferred taxes of a change in tax rates was recognized in income in the period that includes the enactment date. Therefore, the effect of the tax rate change was recorded in the first quarter of fiscal 1994.

Inflation

              Over the past three years, which has been a period of low inflation, the Company has been able to increase sales volume to compensate for increases in operating expenses. The Company has historically been able to increase its selling prices as the costs of merchandise and related operating expenses have increased and, therefore, inflation has not had a significant effect on operations.

New Accounting Standards

              In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits." This pronouncement will not have an effect on the Company's consolidated financial statements as the benefits covered in the pronouncement are not provided by the Company.

Item 8.  Financial Statements and Supplementary Data

              See Index to Financial Statements and following pages.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                              Not Applicable

                                 PART III

Item 10. Directors and Executive Officers of the
         Registrant

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial
         Owners and Management

Item 13. Certain Relationships and Related Transactions


              In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after July 2, 1994.

                                  PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K


              (a) The following documents are filed as part of this Report.

                                                                   Page No.
              1.   Financial Statements

                   Index to Consolidated Financial                   26
                     Statements

                   Independent Auditor's Report                      27

                   Consolidated Balance Sheets                       28
                     July 3, 1993 and July 2, 1994

                   Consolidated Statements of Operations             29
                     Fiscal Years Ended June 27, 1992,
                     July 3, 1993 and July 2, 1994

                   Consolidated Statements of                        30
                     Stockholders' Equity for the
                     Fiscal Years Ended June 27, 1992,
                     July 3, 1993 and July 2, 1994

                   Consolidated Statements of Cash                   31
                     Flows for the Fiscal Years
                     Ended June 27, 1992, July 3,
                     1993 and July 2, 1994

                   Notes to Consolidated Financial                   33
                     Statements

               2.  Financial Statement Schedules

                   Schedule V - Property, Plant and                  46
                     Equipment
                   Schedule VI - Accumulated Depreciation            47
                     and Amortization of Property, Plant
                     and Equipment
                   Schedule VIII - Valuation and                     48
                     Qualifying Accounts

                   Schedule IX - Short-term Borrowing
                   is omitted because the information
                   required is presented in Management's
                   Discussion and Analysis of Financial
                   Condition and Results of Operations
                   appearing on pages 12 through 18
                   of this Report and the Notes to the
                   Consolidated Financial Statements.

                                                                   Page No.

                        All other schedules are omitted
                   because they are not applicable or not
                   required or because the required
                   information is included in the consol-
                   idated financial statements or notes
                   thereto.

              3.   Exhibits

              3.1  Articles of Incorporation,
                        as amended                              1/

              3.2  By-laws                                      1/

           *10.1   1993 Stock Incentive Plan                    1/

            10.2   Revolving Credit Agreement dated             2/
                     August 30, 1985 between the
                     Company and BancOhio National
                     Bank, as amended through Amendment
                     No. 3.

            10.3   Amendment No. 4 to Revolving Credit          1/
                     Agreement between the Company and
                     National City Bank, Columbus
                     (successor to BancOhio National Bank)

            10.4   Loan Agreement dated as of September 1,      2/
                     1985 by and between New Jersey
                     Economic Development Authority and
                     Burlington Coat Factory Warehouse
                     of New Jersey, Inc.

            10.5   Assignment of Lease dated as of Sep-         2/
                     tember 1, 1985 from Burlington
                     Coat Factory Warehouse of New
                     Jersey, Inc. to New Jersey
                     Economic Development Authority

            10.6   Mortgage dated September 20, 1985            2/
                     between Burlington Coat Factory
                     Warehouse of New Jersey, Inc. and
                     New Jersey Economic Development
                     Authority

_______________
<F1>
(1) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 3, 1993, File No. 1-8739.
<F2>
(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1991, File No. 1-8739.

*Executive Compensation Plan

                                                                   Page No.

            10.7   Indenture of Trust dated as of               2/
                     September 1, 1985 by and between           -
                     New Jersey Economic Development
                     Authority and National Westminster
                     Bank USA

            10.8   Guarantee dated as of September 1,           2/
                     1985 from the Company to New Jersey        -
                     Economic Development Authority

            10.9   Employees Profit Sharing Plan, as            1/
                     amended September 30, 1988                 -

            10.10  Amendment No. 3, dated November 16,          1/
                     1989, to Employees Profit Sharing          -
                     Plan

            10.11  Amendment No. 4, dated February 24,          1/
                     1993, to Employees Profit Sharing          -
                     Plan

            10.12  Note Agreement dated June 27, 1990           3/
                                                                -
            22     Subsidiaries of Registrant                   53

            24     Consent of Deloitte & Touche LLP,            55
                     independent certified public
                     accountants, to the use of
                     their report on the financial
                     statements of the Company for
                     the fiscal year ended July 2,
                     1994 in the Registration Statements
                     of the Company on Form S-8,
                     Registration No. 2-96332,
                     No. 33-21569 and No. 33-51965.

            27       Financial Data Schedule                    57

_______________
<F1>
(1) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 3, 1993, File No. 1-8739.
<F2>
(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1991, File No. 1-8739.

<F3>
(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June
     27, 1990, File No. 1-8739.

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


       Description                          Location

1)  1993 Stock Incentive Plan         Filed as Exhibit 10.1
                                       to the Company's Annual
                                       Report on Form 10-K for
                                       the year ended July 3,
                                       1993, Pages 103-130

            (b)  Reports on Form 8-K

           During the period ended July 2, 1994, the Company did not file any report on Form 8-K.

                                   SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                   (Registrant)

By:  /s/ Monroe G. Milstein
    Monroe G. Milstein, President

Dated: September 29, 1994


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                    Date

/s/ Monroe G. Milstein     Chief Executive Officer    September 29, 1994
  Monroe G. Milstein         and President (Principal
                           Executive Officer);
                           Director

/s/ Robert L. LaPenta, Jr. Controller (Principal      September 29, 1994
  Robert L. LaPenta, Jr.     Financial and
                             Accounting Officer)

/s/ Henrietta Milstein     Director                   September 29, 1994
  Henrietta Milstein

/s/ Harvey Morgan          Director                   September 29, 1994
  Harvey Morgan

/s/ Andrew R. Milstein     Director                   September 29, 1994
  Andrew R. Milstein

/s/ Stephen E. Milstein    Director                   September 29, 1994
  Stephen E. Milstein

/s/ Mark A. Nesci          Director                   September 29, 1994
  Mark A. Nesci

/s/ Irving Drillings       Director                   September 29, 1994
  Irving Drilings

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

                            AND SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page No.

Independent auditors' report                                         27

Consolidated balance sheets                                          28
  July 3, 1993 and July 2, 1994

Consolidated statements of operations for the                        29
  fiscal years ended June 27, 1992, July 3,
  1993 and July 2, 1994

Consolidated statements of stockholders'                             30
  equity for the fiscal years ended June 27, 1992, July 3, 1993 and July 2, 1994

Consolidated statements of cash flows for                            31
  the fiscal years ended June 27, 1992, July
  3, 1993 and July 2, 1994

Notes to consolidated financial statements                           33

Financial Statement Schedules

  - Schedule V    -- Property, Plant and Equipment                   46
  - Schedule VI   -- Accumulated Depreciation and                    47
                      Amortization of Property
                      Plant and Equipment
  - Schedule VIII -- Valuation and Qualifying                        48
                      Accounts

  - Schedule IX --   (Omitted since information
        required appears in Management's
        Discussion and Analysis of
        Financial Condition and Results
        of Operations appearing on pages
        12 through 18 of this Report)

  - Schedule X -- (Omitted since information required is included in Note K to the consolidated financial statements)

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and its subsidiaries as of July 2, 1994 and July 3, 1993, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended July 2, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries at July 2, 1994 and July 3, 1993, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 2, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note Q to the consolidated financial statements, the Company is a defendant in two separate purported class action lawsuits. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.

As discussed in Note A.6 to the consolidated financial statements, the Company changed its method of accounting for income taxes, effective June 28, 1992, to conform with Statement of Financial Accounting
Standards No. 109.


DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
September 16, 1994 (September 29, 1994 as to Note Q)

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                (All amounts in thousands except share data)
                                                         July 02,       July 03,
                                                          1994           1993
ASSETS

Current Assets:
 Cash and Cash Equivalents                               $ 21,236    $  34,881
 Short-Term Investments                                        --       16,421
 Accounts Receivable Net of Allowance for Doubtful
   Accounts of 1994--$4,995 and 1993--$4,237               13,915       10,057
 Merchandise Inventories                                  468,921      352,919
 Deferred Tax Asset                                         6,782        4,441
 Prepaid and Other Current Assets                          17,968       16,641
                                                         ----------------------
Total Current Assets                                      528,822      435,360

Property and Equipment Net of Accumulated
   Depreciation and Amortization                          184,590      142,582
Other Assets                                               12,027        7,539
                                                         ----------------------
Total Assets                                             $725,439    $ 585,481
                                                         ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Current Liabilities:
 Notes Payable                                           $ 65,020           --
 Accounts Payable                                         133,706    $ 116,207
 Income Taxes Payable                                         454        5,758
 Other Current Liabilities                                 50,998       38,169
 Current Maturities of Long-Term Debt                          54          113
                                                         ---------------------
         Total Current Liabilities                        250,232      160,247

Long-Term Debt                                             91,369       91,428
Other Liabilities                                           7,151        5,379
Deferred Tax Liability                                      6,830        5,316

Stockholders' Equity:
 Preferred Stock, Par Value $1; Authorized
  5,000,000 shares; none issued and outstanding                --           --
 Common Stock, Par Value $1; Authorized
  100,000,000 shares;
  41,122,459 shares issued and outstanding
  at July 2, 1994
  41,027,944 shares issued and oustanding
  at July 3, 1993                                          41,122       41,028
 Capital in Excess of Par Value                            24,592       23,598
 Retained Earnings                                        305,729      260,346
 Unrealized Loss-Marketable Securities                        (20)         (11)
 Foreign Currency Translation Adjustment                      284           --
 Treasury Stock at Cost; 1994 and 1993--427,387 Shares     (1,850)      (1,850)
                                                         ----------------------
         Total Stockholders' Equity                       369,857      323,111
                                                         ----------------------
Total Liabilities and Stockholders' Equity               $725,439    $ 585,481
                                                         ======================
See notes to consolidated financial statements

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


               (All amounts in thousands except share data)

                                         YEAR           YEAR           YEAR
                                         ENDED          ENDED          ENDED
                                         July 02,       July 03,      June 27,
                                         1994           1993           1992

REVENUES:

Net Sales                              $1,468,440     $1,198,305      $  997,698
Other Income                               12,236         16,478          15,772
                                       -----------------------------------------
                                        1,480,676      1,214,783       1,013,470
                                       -----------------------------------------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
   Depreciation and Amortization)         956,818        778,306         650,060
 Selling and Administrative Expenses      420,046        342,799         290,235
 Depreciation and Amortization             21,528         17,090          13,974
 Interest Expense                           9,873          9,774           9,841
                                       -----------------------------------------
                                        1,408,265      1,147,969         964,110
                                       -----------------------------------------
Income Before Provision for Income Taxes
 and Cumulative Effect on Prior Years
 of Change in Accounting Principle         72,411         66,814          49,360

Provision for Income Taxes                 27,028         24,512          17,992
                                        ----------------------------------------
Income Before Cumulative Effect on
  Prior Years of Change in
  Accounting Principle                     45,383         42,302          31,368

 Cumulative Effect on Prior Years of
  Change in Accounting Principle
  (See Note 6)                                 --            601               -
                                       -----------------------------------------
Net Income                             $   45,383    $    42,903      $   31,368
                                       =========================================
Earnings Per Share:
  Income Per Share Before Cumulative
   Effect on Prior Years of Change
   in Accounting Principle             $     1.12    $      1.04      $     0.78

Income Per Share From Cumulative
  Effect on Prior Years of Change
  in Accounting Principle              $       --           0.02              --
                                       -----------------------------------------
Net Income Per Share                   $     1.12    $      1.06      $     0.78
                                       =========================================
Weighted Average Shares Outstanding    $40,632,201    40,503,350      40,050,993
                                       =========================================
Dividends Per Share                             --            --              --
                                       =========================================
See notes to consolidated financial statements

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        YEARS ENDED JUNE 27, 1992, JULY 03, 1993 AND JULY 02, 1994

                        (All amounts in thousands)


                                        Capital in
                             Common     Excess of     Retained     Treasury    Valuation
                             Stock      Par Value     Earnings       Stock     Allowance     Total
                            -------------------------------------------------------------------------

Balance at June 29, 1991    $17,819   $40,027        $186,075      $(1,850)                 $242,071
Net Income                                             31,368                                 31,368
Stock Options Exercised         345     4,929                                                  5,274
Stock Split                   9,083    (9,084)                                                    (1)
                            -------------------------------------------------------------------------
Balance at June 27, 1992     27,247    35,872         217,443       (1,850)                  278,712
Net Income                                             42,903                                 42,903
Stock Options Exercised         101     1,406                                                  1,507
Net Unrealized Loss on
  Noncrrent Marketable
  Securities                                                                      (11)           (11)
Stock Split                  13,680   (13,680)                                                     0
                            -------------------------------------------------------------------------
Balance at July 03, 1993     41,028   23,598          260,346       (1,850)      (11)        323,111

Net Income                                             45,383                                 45,383
Stock Options Exercised          81    1,007                                                   1,088
Net Unrealized Loss on
  Noncurrent Marketable
  Securities                                                                      (9)             (9)
Equity Adjustment for
  Translation                                                                    284             284
Stock Split Adjustment           13      (13)                                                      0
                           --------------------------------------------------------------------------


Balance at July 02, 1994    $41,122  $24,592         $305,729      $(1,850)     $264        $369,857
                           ==========================================================================



See notes to consolidated financial statements










               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All amounts in thousands)

                                                                 Fiscal Year Ended
                                                            July 02,   July 03,     June 27,
                                                              1994         1993        1992
                                                             -------------------------------

OPERATING ACTIVITIES
 Net Income                                                 $45,383      $42,903      $31,368
  Adjustments to Reconcile Net Income to
   Provided by Operating Activities:
    Depreciation and Amortization                            21,528       17,090       13,974
    Provision for Losses on Accounts Receivable               4,821        3,690        3,549
    Provision for Deferred Income Taxes                        (827)         193         (653)
    Writedown of Certain Investment to Market Value               -            -          750
    Loss on Disposition of Fixed Assets                         203          378          478
    Rent Expense and Other                                    1,528        1,041        1,272
    Cumulative Effect of Change in Accounting for
     Income Taxes                                                 -         (601)           -
 Changes in Operating Assets and Liabilities:
    Accounts Receivable                                      (8,674)      (4,741)      (5,708)
    Merchandise Inventories                                (116,002)     (88,780)     (10,235)
    Prepaids and Other Operating Assets                      (1,327)      (7,551)      (2,221)
    Accounts Payable                                         17,499       44,703       12,849
    Other Current Liabilities                                 7,525        2,766        4,643
                                                           -----------------------------------
      Net Cash (Used in) Provided by
          Operating Activities                              (28,343)      11,091       50,066
                                                           -----------------------------------
INVESTING ACTIVITIES
   Acquisition of Property and Equipment                    (63,686)     (39,836)     (26,309)
   Short-Term Investments-Net                                16,421       41,623      (58,044)
   Proceeds From Sale of Fixed Assets                            17           14          577
   Issuance of Long-Term Notes Receivable                    (3,668)      (2,241)        (225)
   Receipts Against Long-Term Notes Receivable                  609          442          187
   Acquisition of Investments                                     -         (155)           -
   Proceeds From Sale of Investments                              -          113           11
   Acquisition of Leasehold                                  (2,050)           -            -
   Minority Interest                                            497            -            -
   Other                                                        568           43         (288)
                                                            ----------------------------------
     Net Cash (Used in) Provided by
         Investing Activities                               (51,292)           3      (84,091)
                                                           ----------------------------------
FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt                         (118)      (3,069)      (1,893)
  Issuance of Common Stock Upon Exercise of
    Stock Options                                             1,088        1,507        5,274
 Net Borrowings Under Line of Credit                         65,020            -            -
                                                           -----------------------------------
     Net Cash (Used in) Provided by Financing
         Activities                                          65,990       (1,562)       3,381
                                                           -----------------------------------
(Decrease) Increase in Cash and
  Cash Equivalents                                          (13,645)       9,532      (30,644)
Cash and Cash Equivalents at
 Beginning of Period                                         34,881       25,349       55,993
                                                           ---------------------------------
Cash and Cash Equivalents at End
  of Period                                                 $21,236      $34,881      $25,349
                                                           ==================================
  Interest Paid                                             $ 9,873      $13,925      $ 5,663
                                                           ==================================
  Income Taxes Paid                                         $32,414      $21,955      $21,680
                                                           ==================================
See notes to consolidated financial statements


              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-Cash Financing and Investing Activities:

     During the period ended June 27, 1992, the Company sold certain real estate holdings with a book value of $.9 million for $1.1 million. In connection with this sale, the Company received $.5 million in cash and $.6 million in notes receivable.

     In each of the fiscal years ended June 27, 1992 and July 3, 1993, the Company wrote off certain fixed assets with a book value of $.4 million. During fiscal 1994 the Company wrote off certain fixed assets with a book value of $.2 million.


See notes to consolidated financial statements

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies

1. Business
The Company operates 208 stores which sell off-price apparel for men, women and children. A majority of these stores offer a home linens department and baby room furniture department. In addition, the Company operates five stand-alone Luxury Linens stores and one Totally 4 Kids store which sells baby furniture, children's wear, toys and educational tapes.

2. Principles of consolidation
The consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

3. Inventories
Inventories are stated at the lower of the First In First Out
(FIFO) cost or market, as determined by the retail inventory method.

4. Property and equipment
Property and equipment are stated at cost and depreciation is computed on the straight line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are amortized over a ten year period. Repairs and maintenance expenditures are charged to expense as incurred. Renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized.

5. Store opening expenses
Expenses related to new store openings are charged to operations in the period incurred.

6. Income taxes
Effective June 28, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes. The adoption of SFAS 109 created a $601,000 benefit ($.02 per share) and was accounted for in fiscal 1993 as a cumulative change in accounting principle.

7. Income per share
Income per share is based on the weighted average number of shares outstanding during each period. The dilutive effect of stock options is not material. Net income per share for the 1992 fiscal year has been restated to reflect the stock splits (see note B. Stock Splits).

8. Cash and Cash Equivalents
Cash and cash equivalents represent cash and short-term, highly liquid investments with initial maturities of three months or less. Cash equivalent investments amounted to $921,681 at July 2, 1994 and $19,325,000 at July 3, 1993.

9. Fiscal year end date
The Company's fiscal year is a 52-53 week year with its year ending on the Saturday closest to June 30th of each year. Fiscal 1993 ended July 3, 1993 and comprised 53 weeks, whereas fiscal 1994 and fiscal 1992 ended July 2, 1994 and June 27, 1992, respectively, comprised 52 weeks each.

10. Other income
Other income is primarily rental income received from leased departments and interest income.

11. Reclassifications
Certain reclassifications have been made to the prior years financial statements to conform to the classifications used in the current year.

B. Stock Splits
On September 13, 1993, the Board of Directors declared a three-for-two split of the Company's common stock effective October 4, 1993, to stockholders of record on September 24, 1993. This stock split was effected in the form of a 50% stock dividend by the distribution of one additional share for every two shares of stock already issued. The par value of the common stock remained at $1.00 per share. As a result, $13.68 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock.
Common stock and paid in capital in excess of par value accounts as of July 3, 1993 and June 27, 1992 were adjusted to give effect to the stock split. All amounts per share were adjusted to give retroactive effect to the stock split.

On June 23, 1992, the Board of Directors declared a three-for-two split of the Company's common stock effective July 27, 1992, to stockholders of record on July 16, 1992. This stock split was effected in the form of a 50% stock dividend by the distribution of one additional share for every two shares of stock already issued. The par value of the common stock remained at $1.00 per share. As a result, $9.083 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock. Common stock and paid in capital in excess of par value accounts as of June 27, 1992 were adjusted to give effect to the stock split. All amounts per share were adjusted to give retroactive effect to the stock split.

C. Investments
Investments are valued at the lower of cost or market and consist of the following:

_________________________________________________________________

                                             Market   Value

                                        July 2,        July 3,
                                        1994           1993

                                             (in thousands)
- - -----------------------------------------------------------------

Short-Term:
   Mutual funds (cost: 1993,
     $11,482)                           $     0        $11,674
   Bankers Acceptances, at cost
     which approximates market                             985
   Commercial Paper, at cost
     which approximates market                           1,954
   Bonds (cost: 1993 $2,000)                             1,994
- - -------------------------------------------------------------------
                                        $     0        $16,607
- - -------------------------------------------------------------------
Long-Term:
   Common Stock (cost: 1994,
     $34; 1993, $34)                    $     9        $    12
   Preferred Stock (cost: 1994,
     $69; 1993, $69)                         74             80
- - -------------------------------------------------------------------
                                        $    83        $    92

To reduce the carrying amount of the non-current investments to market, which was lower than the cost at July 2, 1994, an adjustment to the valuation allowance in the amount of $9,000 was made by a charge to stockholders' equity representing the net unrealized loss. For the period ended July 3, 1993 the valuation allowance adjustment charged to stockholders' equity amounted to $11,000.

D. Property and Equipment
Property and equipment consists of:


                                        July 2,        July 3
                                         1994            1993
                                              (in thousands)

Land                                     $ 14,989     $ 14,974
Buildings                                  78,626       60,261
Store Fixtures and Equipment              155,359      120,635
Leasehold Improvements                     35,581       25,029
Construction in Progress                    1,100        1,594
- - --------------------------------------------------------------
                                          285,655      222,493
- - --------------------------------------------------------------
Less Accumulated Depreciation
  and Amortization                       <101,065>     <79,911>
- - --------------------------------------------------------------
                                         $184,590     $142,582
- - --------------------------------------------------------------

E. Accounts Payable
Accounts payable consists of the following:


                                        July 2,        July 3
                                         1994            1993

                                              (in thousands)
- - --------------------------------------------------------------

Accounts Payable-Trade                   $114,549     $ 99,406
Accounts Payable-Due Banks                  3,258        5,618
Other                                      15,899       11,183
- - --------------------------------------------------------------
                                         $133,706     $116,207
- - --------------------------------------------------------------

F. Lines of Credit
The Company had available committed lines of credit of $40.0 million at July 2, 1994 and July 3, 1993. The Company also had uncomitted lines of credit of $130.0 million and $60.0 million at July 2, 1994 and July 3, 1993, respectively. Short-term borrowings outstanding under these lines were $65.0 million and $0 at July 2, 1994 and July 3, 1993, respectively. Letters of credit outstanding against these lines were $50.4 million and $39.7 million at July 2, 1994 and July 3, 1993, respectively.

The maximum borrowings outstanding under these lines were $65.0 million during fiscal 1994. The average borrowings outstanding under these lines were $15.7 million during fiscal 1994. There were no borrowings under these lines of credit during fiscal 1993.

The weighted average interest rate on outstanding borrowings was 4.9% at July 2, 1994. The weighted average interest rate on outstanding borrowings was 3.8% during fiscal 1994.

The Company's committed line of credit renews annually and is available through 1998. The uncommitted lines of credit are cancellable at any time.

Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate. The $40 million committed line of credit requires a commitment fee on the unused portion of 1/5 of 1 percent.

G. Long-Term Debt
      Long-term debt consists of:


                                        July 2,        July 3
                                         1994            1993

                                            (in thousands)
- - ----------------------------------------------------------------------

Subordinated Notes, 10.6%, due in
  annual $8 million payments from
  June 1996 to June 2005                $ 80,000       $ 80,000
Industrial Revenue Bonds 9.78%,
  due in semi-annual payments of
  various amounts from September 1,
  1996 to September 1, 2010               10,000         10,000
Urban Development Action Grant, non-
  interest bearing, due April 1999           917            917
Promissory note due at various dates
  through 2000 (interest rate
  imputed at 10.6%)                          506            559
Other                                         --             65
- - ----------------------------------------------------------------------
Subtotal                                  91,423         91,541

Less current portion                         <54>          <113>
- - ----------------------------------------------------------------------
Long-Term Debt                          $ 91,369        $91,428

The Industrial Revenue Bonds and Urban Development Action Grant were issued in connection with the construction of the Company's distribution center. The Bonds are secured by a first mortgage on the Company's distribution center. The Urban Development Action Grant was secured by a second mortgage on the facility.

Certain indebtedness totaling $10,917,000 are secured by land and buildings with a net book value of $20,641,267 at July 2, 1994.

Long-term debt maturing in each of the next five fiscal years is as follows: 1995 - $54,000; 1996 - $8,066,000; 1997 - $8,393,000;
1998 - $8,431,000 and 1999 - $9,393,000.

Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At July 2, 1994, $164,745,000 of the Company's retained earnings of $305,729,000 were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

H. Sales from Leased Departments
Sales from certain leased departments, included in net sales, amounted to $18.8 million, $18.8 million and $15.8 million in fiscal 1994, fiscal 1993 and fiscal 1992, respectively.

I. Lease Commitments
The Company leases 195 stores and office spaces under operating leases that will expire principally during the next twenty years. The leases usually include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments under the operating leases:


- - -----------------------------------------------------------------------
                                        (in thousands)


Fiscal Year
- - ----------------------------------------------------------------------
1995                                       46,064
1996                                       44,687
1997                                       42,984
1998                                       41,138
1999                                       38,188
Thereafter                                309,257
- - ----------------------------------------------------------------------
Total minimum lease payments            $ 522,318
- - ----------------------------------------------------------------------

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $8,790,000 under non-cancelable subleases and other contingent rental agreements.

Total rental expenses under operating leases for the periods ended
July 2, 1994, July 3, 1993 and June 27, 1992 were $47,333,000, $39,256,000 and $36,095,000, respectively, including contingent rentals of $1,511,000, $989,000 and $876,000. Rent expense for the above periods has not been reduced by sublease rental income of $4,853,000, $6,877,000 and $6,710,000 which has been included in other income for the periods ended July 2, 1994, July 3, 1993 and June 27, 1992, respectively.

The Company has issued irrevocable letters of credit in the amount of $11,302,329 to guarantee payment and performance under certain leases and insurance contracts.

J. Employee Retirement Benefit Plans
The Company has a noncontributory profit-sharing plan covering full-time employees who meet age and service requirements. Under the plan, the Company's contribution is determined annually by the Board of Directors. Profit sharing contributions were $4,167,000, $3,739,000 and $3,034,000, respectively, for the periods ended July 2, 1994, July 3, 1993 and June 27, 1992.

K. Income Taxes
The provision for income taxes is summarized as follows:

- - ----------------------------------------------------------------------
Year ended                    1994         1993        1992
                                      (in thousands)
- - ----------------------------------------------------------------------
Current:
Federal                       $24,779     $20,795      $16,025
State and Local                 3,075       3,309        2,619
- - ----------------------------------------------------------------------
Subtotal                       27,854      24,104       18,644
Deferred                         (826)        408         (652)
- - ----------------------------------------------------------------------
Total                         $27,028     $24,512      $17,992
- - ----------------------------------------------------------------------

A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:


Year ended                       1994        1993      1992
- - ----------------------------------------------------------------------
Tax at statutory rate            35.0%       34.0%     34.0%
State income taxes, net
  of federal benefit              2.8         3.2       3.5
Job tax credit                    (.9)        (.8)     (1.4)
Other charges                      .4          .3        .4
- - ----------------------------------------------------------------------
Effective tax rate               37.3%       36.7%     36.5%
- - ----------------------------------------------------------------------

As discussed in Note A.6. the Company adopted SFAS No. 109 for the fiscal year beginning June 28, 1992, and the cumulative effect of this change is reported in the 1993 consolidated statement of operations. Prior year's financial statements have not been restated to apply the provisions of SFAS No. 109. Deferred income taxes for 1994 and 1993 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No.
109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

On August 10, 1993 the Omnibus Budget Reconciliation Act was enacted which increases federal tax rates from 34% to 35%. The effect on current and deferred taxes of this change in tax rates was not significant and was recognized in income during fiscal 1994.

Temporary differences which give rise to deferred tax assets and liabilities at July 2, 1994 and July 3, 1993 are as follows:

- - ------------------------------------------------------------------------------------------------------------
                                           1994                                     1993
                               Deferred Tax         Deferred Tax       Deferred Tax         Deferred Tax
                                 Assets              Liabilities           Assets            Liabilities
                                                            (in thousands)
- - ------------------------------------------------------------------------------------------------------------

Current:
  Allowance for doubtful
    accounts                       $1,954                                    $1,660
  Compensated absences                676                                       543
  Inventory costs
    capitalized for IRS
    purposes                        2,845                                     2,012
  Insurance Reserves                2,746                                     1,206
  Prepaid Items deductible
    for IRS purposes                                  $1,439                    ---              $ 980
- - -------------------------------------------------------------------------------------------------------------
                                    8,221              1,439                  5,421                980
- - -------------------------------------------------------------------------------------------------------------
Non-Current:
    Depreciation                                       8,281                    ---              7,285
    Straight line method of
      expending rent payment        1,261                                     1,742              ---
    Other                             190                                       227              ---
- - --------------------------------------------------------------------------------------------------------------
                                   $1,451             $8,281                 $1,969             $7,285
- - --------------------------------------------------------------------------------------------------------------

No valuation account is deemed necessary.

L. Supplementary Income Statement Information


- - ----------------------------------------------------------------------
Year ended                    1994         1993        1992
                                   (in thousands)

- - ----------------------------------------------------------------------
Advertising                   $38,793     $35,384      $29,881

Repairs and Maintenance        13,330      10,696       10,421
- - ----------------------------------------------------------------------

All other required items are omitted since they are less than 1% of total revenues.

M. Incentive Plans
In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan") which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988 the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This Plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan
(the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 450,000 shares of common stock have been reserved for issuance under the 1993 Plan. A summary of stock options transactions in fiscal 1992, 1993 and 1994 is as follows (all data have been restated to reflect the three-for-two stock split):

- - -----------------------------------------------------------------------
                               Number        Option Price
                               of Shares        Per Share
- - -----------------------------------------------------------------------
Options outstanding
  June 27, 1991     . . . . . 1,409,730    $ 4.48 to $ 8.30
Options canceled    . . . . .   (90,291)   $ 4.48 to $ 8.30
Options exercised   . . . . .  (777,516)   $ 4.48 to $ 8.30
- - ----------------------------------------------------------------------
Options outstanding
  June 27, 1992     . . . . .   541,923    $ 4.48 to $ 8.30
Options issued      . . . . .     9,000    $11.08
Options canceled    . . . . .   (20,236)   $ 4.48 to $ 8.22
Options exercised   . . . . .  (151,286)   $ 4.75 to $ 8.22
- - -----------------------------------------------------------------------
Options outstanding
  July 3, 1993      . . . . .   379,401    $ 4.48 to $ 8.30
Options issued      . . . . .    25,100    $24.69
Options cancelled   . . . . .    (5,445)   $ 4.74 to $ 7.37
Options exercised   . . . . .   (81,011)   $ 4.74 to $ 7.37
- - -----------------------------------------------------------------------
Options outstanding
  July 2, 1994      . . . . .   318,045    $ 4.74 to $24.69
Options exercisable . . . . .   292,945    $ 4.74 to $ 7.37
- - ----------------------------------------------------------------------

Included in the above are options to purchase 2,250 shares of stock issued to a member of the Board of Directors at $8.22 per share which were exercised during the year ended July 2, 1994. To date only stock options have been granted under both the 1983 Plan and the 1993 Plan.

N. Other Post Employment Benefits
In November, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post-Employment Benefits." This pronouncement will not have an effect on the Company's consolidated financial statements as the benefits covered in the pronouncements are not provided by the Company.

O. Interim Financial Information (Unaudited)
(All amounts in thousands except per share data.)

- - -------------------------------------------------------------------------------------------------------------
                                                                                       Income (Loss)
                                                         Income (Loss)                 Per Share
                                                         Before                        Before
                                                         Cumulative                    Cumulative
                                                         Effect of                     Effect of    Income
                                          Provision      Change in                     Change in    (Loss)
                                          (Benefit)      Accounting     Net            Accounting   per
             Net            Gross         for Income     for Income     Income         for Income   Share
             Sales          Profit        Taxes          Taxes          (Loss)         (1) Taxes    (1)



1994:
First        $241,215       $85,445       $(1,352)       $(2,916)       $(2,916)       $(.07)        $(.07)
Second        625,420       218,924        33,914         56,082         56,082         1.38          1.38
Third         327,413       114,453         1,727          2,828          2,828          .07           .07
Fourth        274,392        92,800        (7,261)       (10,611)       (10,611)        (.26)         (.26)
1993:
First        $192,587       $68,234       $(2,277)       $(3,889)       $(3,288)       $(.10)       $(.08)
Second        497,498       171,427        25,632         43,677         43,677         1.07         1.07
Third         257,323        88,831         1,125          1,901          1,901          .05          .05
Fourth        250,897        91,507            32            613            613          .02          .02
- - -----------------------------------------------------------------------------------------------------------


(1) Income per share is based on the weighted average number of shares outstanding during each of the quarters. The sum of the four quarters may not equal the full year computation due to rounding.

On an interim basis the Company values inventory using the gross profit method and at year-end values inventory at the lower of FIFO cost or market as determined by the retail inventory method.
The annual adjustment for the difference between actual gross profit and interim estimated gross profit is recorded in the fourth quarter of the fiscal year. Results of quarterly operations are impacted by the highly seasonal nature of the Company's business, timing of certain holiday selling seasons and the comparability of calendar weeks within a quarter as a result of the 52/53 week fiscal years.

P. Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable, accounts payable-trade, and accounts payable-due to banks approximate fair value because of the short maturities of these items.

Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair value of notes payable and long-term debt (including current maturities) are as follows:

                                       July 2,                      July 3,
                                        1994                         1993
                                                   (in thousands)

                                  Carrying       Fair         Carrying     Fair
                                  Amount         Value         Amount      Value

Notes Payable                    $65,020       $ 65,020            --         --

Long-Term Debt
 (including current maturities)   91,423        102,800       $91,541   $110,000

The fair values presented herein are based on pertinent information available to management as of July 2, 1994. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

Q. Subsequent Event
On September 29, 1994, the Company received summons and complaint in two separate purported class action lawsuits. Each of the complaints seeks unspecified damages and alleges a cause of action arising under certain federal securities laws for alleged material misstatements and omissions in public statements by the Company and three executive officers purportedly causing the market price of the Company's common stock to be artificially inflated during the period from November 1, 1993 through September 21, 1994, inclusive. The Company is unable to fully assess the impact of such actions at this time but believes they are without merit. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.

- - ------------------------------------------------------------------------
Dividend Policy

The Company has not paid cash dividends in the past and does not currently plan to do so. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant.
Market for the Registrant's Common Equity and Related Stockholder
Matters

The Company's Common Stock is traded on the New York Stock Exchange, Inc. and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 28, 1992 to July 2, 1994 and for the two months ended August 31, 1994 (all data has been restated to reflect the three-for-two stock splits effected on July 27, 1992 and on September 24, 1993):


- - -----------------------------------------------------------------
Period                        Low Price           High Price
- - ----------------------------------------------------------------
June 28, 1992 to                   7  7/8              11 3/8
September 26, 1992
- - -----------------------------------------------------------------
September 27, 1992 to              10 3/4              16
December 26, 1992
- - ------------------------------------------------------------------
December 27, 1992 to               13 7/8              18 5/8
March 27, 1993
- - ------------------------------------------------------------------
March 28, 1993 to                  13 5/8              18 3/8
July 3, 1993
- - ------------------------------------------------------------------
July 4, 1993 to                    13 1/8              19 3/8
October 2, 1993
- - ------------------------------------------------------------------
October 3, 1993 to                 19                  24 1/2
January 1, 1994
- - ------------------------------------------------------------------
January 2, 1994 to                 18                  28 1/4
April 2, 1994
- - ------------------------------------------------------------------
April 3, 1994 to                   16 3/4              27 1/2
July 2, 1994
- - ------------------------------------------------------------------
July 3, 1994 to                    16 5/8              24 3/4
August 31, 1994
- - ------------------------------------------------------------------

     As of August 31, 1994, there were 473 record holders of the Corporate Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Lede & Co., certain brokerage firms and others.


                         Schedule V-Burlington Coat Factory Warehouse Corporation
                                      Property, Plant and Equipment-Cost

                                        (All amounts in thousands)

                                Balance at      Additions at                      Other Changes      Balance at
      Description             July 03, 1993         Cost        Retirements        Add (Deduct)     July 02, 1994
- - ------------------------------------------------------------------------------------------------------------------
Land                              $14,974            $15                                               $14,989
Building                           60,261         17,071                             $1,294             78,626
Store Fixtures and Equipment      120,635         35,001         $(277)                                155,359
Leasehold Improvements             25,029         10,799          (247)                                 35,581
Construction in Progress            1,594          1,100                             (1,594)             1,100

                            --------------------------------------------------------------------------------------
                                 $222,493        $63,986         $(524)               ($300)          $285,655
                            ======================================================================================

                                Balance at      Additions at                      Other Changes      Balance at
      Description             June 27, 1992         Cost        Retirements        Add (Deduct)     July 03, 1993
- - ------------------------------------------------------------------------------------------------------------------

Land                              $10,420         $4,554                                               $14,974
Building                           53,038          7,223                                                60,261
Store Fixtures and Equipment       99,469         20,608          $(64)               $622             120,635
Leasehold Improvements             19,760          5,867          (598)                                 25,029
Construction in Progress               10          1,584                                                 1,594

                            --------------------------------------------------------------------------------------
                                 $182,697        $39,836         $(662)               $622            $222,493
                            ======================================================================================

                                Balance at      Additions at                      Other Changes      Balance at
      Description             June 29, 1991         Cost        Retirements        Add (Deduct)     June 27, 1992
- - ------------------------------------------------------------------------------------------------------------------

Land                               $9,964            $10         $(240)                $686            $10,420
Building                           48,135          3,413          (754)               2,244             53,038
Store Fixtures and Equipment       81,963         18,994          (924)                (564)            99,469
Leasehold Improvements             16,704          3,882          (682)                (144)            19,760
Construction in Progress                0             10                                                    10

                            --------------------------------------------------------------------------------------
                                 $156,766        $26,309       $(2,600)              $2,222           $182,697
                            ======================================================================================

                               Schedule VI-Burlington Coat Factory Warehouse Corporation
                                 Property, Plant and Equipment-Accumulated Depreciation

                                           (All amounts in thousands)

                                                 Additions
                                Balance at      Charged to                        Other Changes      Balance at
      Description             July 03, 1993      Expense        Retirements        Add (Deduct)     July 02, 1994
- - ------------------------------------------------------------------------------------------------------------------
Building                          $15,274         $3,669                                               $18,943
Store Fixtures and Equipment       54,536         14,956         $(153)                                 69,339
Leasehold Improvements             10,101          2,834          (152)                                 12,783

                            --------------------------------------------------------------------------------------
                                  $79,911        $21,459         $(305)                 $0            $101,065
                            ======================================================================================



                                                 Additions
                                Balance at      Charged to                        Other Changes      Balance at
      Description             June 27, 1992      Expense        Retirements        Add (Deduct)     July 03, 1993
- - ------------------------------------------------------------------------------------------------------------------

Building                          $12,471         $2,803                                               $15,274
Store Fixtures and Equipment       42,437         12,145          $(46)                                 54,536
Leasehold Improvements              8,183          2,142          (224)                                 10,101

                            --------------------------------------------------------------------------------------
                                  $63,091        $17,090         $(270)                 $0             $79,911
                            ======================================================================================



                                                 Additions
                                Balance at      Charged to                        Other Changes      Balance at
      Description             June 29, 1991      Expense        Retirements        Add (Deduct)     June 27, 1992
- - ------------------------------------------------------------------------------------------------------------------

Building                          $10,149         $2,379         $(132)                $75             $12,471
Store Fixtures and Equipment       33,085          9,835          (483)                                 42,437
Leasehold Improvements              6,789          1,760          (291)                (75)              8,183

                            --------------------------------------------------------------------------------------
                                  $50,023        $13,974         $(906)                 $0             $63,091
                            ======================================================================================




               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
                         (ALL AMOUNTS IN THOUSANDS)


- - ---------------------------------------------------------------------------------------------
         COL. A               COL. B               COL. C             COL. D       COL. E
- - ---------------------------------------------------------------------------------------------

      DESCRIPTION           BALANCE AT                CHARGED TO    DEDUCTIONS-   BALANCE AT
                            BEGINNING    CHARGED TO    OTHER        ACCOUNTS       END OF
                            OF PERIOD     EXPENSE     ACCOUNTS      WRITTEN OFF    PERIOD
- - ---------------------------------------------------------------------------------------------

Period ending 7/03/93
- - ---------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE          $3,723        $3,690       $0         $(3,176)     $4,237

PERIOD ENDING 7/02/94
- - ---------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE          $4,237        $4,821       $0         $(4,063)     $4,995


                    [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                             File No. 1-8739



                     SECURITIES AND EXCHANGE COMMISSION

                           Washington D.C. 20549

                            EXHIBITS FILED WITH

                                 FORM 10-K

                           FOR FISCAL YEAR ENDED

                                July 2, 1994

                                   under

                    The Securities Exchange Act of 1934






               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

           (Exact Name of Registrant as specified in its Charter)

                             INDEX TO EXHIBITS

      Exhibits                                               Page No.

        3.1        Articles of Incorporation, as Amended        1/

        3.2        By-laws                                      1/

       10.1        1993 Stock Incentive Plan                    1/

       10.2        Revolving Credit Agreement dated             2/
                     August 30, 1985 between the Company
                     and BancOhio National Bank as amended
                     through Amendment No. 3

       10.3        Amendment No. 4 to Revolving Credit          1/
                     Agreement between the Company and
                     National City Bank, Columbus (successor
                     to BancOhio National Bank)

       10.4        Loan Agreement dated as of                   2/
                     September 1, 1985 by and between
                     New Jersey Economic Development
                     Authority and Burlington Coat Factory
                     Warehouse of New Jersey, Inc.

       10.5        Assignment of Lease dated as of              2/
                     September 1, 1985 from Burlington
                     Coat Factory Warehouse of New
                     Jersey, Inc. to New Jersey Economic
                     Development Authority

       10.6        Mortgage dated September 20, 1985            2/
                     between Burlington Coat Factory of
                     New Jersey, Inc. and New Jersey
                     Economic Development Authority

_______________
<F1>
(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 3, 1993, File No. 1-8739.
<F2>
(2) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1991, File No. 1-8739.

     Exhibits                                                 Page No.

       10.7        Indenture of Trust dated as of               2/
                     September 1, 1985 by and between
                     New Jersey Economic Development
                     Authority and National Westminster
                     Bank USA


       10.8        Guarantee dated as of September 1, 1985      2/
                     from the Company to New Jersey
                     Economic Development Authority

       10.9        Employees Profit Sharing Plan, as            1/
                     amended September 30, 1988

       10.10       Amendment No. 3 dated November 16,           1/
                     1989, to Employees Profit Sharing
                     Plan

       10.11       Amendment No. 4, dated February 24,          1/
                     1993, to Employees Profit Sharing
                     Plan

       10.12       Note Agreement dated June 27, 1990           3/

          22       Subsidiaries of Registrant                   53

          24       Consent of Deloitte & Touche LLP             55
                     independent certified public accountants, to the use of their report on the financial statements of the Company for the fiscal year ended July 2, 1994 in the Registration Statements of the Company on Form S-8, Registration No. 2-96332, No. 33-21569
                     and No. 33-51965

          27       Financial Data Schedule                      57





_______________

<F3>
(3) Incorporated by reference to the Exhibits filed within the Company's Current Report on Form 8-K dated June 27, 1990, File No. 1-8739.

                                                                 EXHIBIT 22

                        SUBSIDIARIES OF THE COMPANY


Burlington Coat Factory Warehouse Corporation is the parent corporation of two hundred and fifteen subsidiaries which operate "off-price" retail apparel stores in the United States.

Burlington Coat Factory Realty Corp., a Delaware corporation, which buys, sells and otherwise deals in real estate in connection with the Company's business.

Burlington Coat Factory Warehouse, Inc., a Pennsylvania corporation, which leases the Company's store in Clifton Heights, Pennsylvania to one of the Company's operating subsidiaries.

Monroe G. Milstein, Inc., a New York corporation, which operates a wholesale apparel business.

LC Acquisition Corp., a New York corporation, which owns an interest in a manufacturer of coats.

C.L.B., Inc., a Delaware corporation, through which the Company collects royalties from its subsidiaries for the use of its trade names.

C.F.I.C. Corporation, a Delaware corporation, through which the Company invests excess funds.

C.F.B., Inc., a Delaware corporation, through which the Company provides financing for its subsidiaries for the acquisition of their merchandise inventory and store fixtures.

Burlington Coat Factory Warehouse de Mexico, S.A. de C.V., which is a holding company for the Company's Mexican operations.

                                                                 EXHIBIT 24

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements
No. 2-96332, No. 33-21569 and No. 33-51965 of Burlington Coat Factory Warehouse Corporation and subsidiaries on Form S-8 of our report dated September 16, 1994 (September 29, 1994 as to Note Q), appearing in this Annual Report on Form 10-K of Burlington Coat Factory Warehouse Corporation and subsidiaries for the year ended July 2, 1994.




DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania

September 29, 1994

                                                                 EXHIBIT 27