Form 10-Q
period 1994-10-01
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1994-11-09
CIK 718916

FORM 10-Q


                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarter Ended October 1, 1994
                             or
[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period From ... to ...

                         Commission File No. 1-8739

          Burlington Coat Factory Warehouse Corporation
               ________________________________________________
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

Registrant's telephone number, including area code (609)387-7800

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

            Yes       X               No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at November 8, 1994
- --------------------------         --------------------------------
Common stock, par value $1                      41,127,980

            BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                            I N D E X

                                                                  Page


Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - October 1, 1994            3
   (unaudited), July 2, 1994 and October 2, 1993 (unaudited)

  Condensed consolidated statements of operations -                  4
   Three months ended October 1, 1994 and October 2, 1993
   (unaudited)

  Condensed consolidated statements of cash flows                    5
   Three months ended October 1, 1994 and October 2, 1993
   (unaudited)

   Notes to condensed consolidated financial statements            6-7

 Item 2.  Management's discussion and analysis of results        8 -11
          of operations and financial condition


Part II - Other Information:

 Item 1.  Legal Proceedings                                         12

 Item 6.  Exhibits and reports on Form 8-K                          12



SIGNATURES                                                          12





                       * * * * * * * * * * * *


                                                          Page 2 of 12




                               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                             AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                        (All amounts in thousands)

                                                           October 01,    July 02,   October 02,
                                                               1994         1994          1993
ASSETS                                                     -----------  -----------  -----------
- ------
Current Assets:
 Cash and Cash Equivalents                                     $ 4,171      $21,236      $21,201
 Accounts Receivable                                            16,793       13,915       14,752
 Merchandise Inventories                                       659,169      468,921      468,027
 Deferred Tax Asset                                             11.820        6,782        4,483
 Prepaid Income Taxes                                              614         -            -
 Prepaid and Other Current Assets                               35,461       17,968       24,082
                                                              --------     --------     --------
       Total Current Assets                                    728,028      528,822      532,545

Property and Equipment Net of Accumulated Depreciation
   and Amortization                                            192,528      184,590      154,650
Other Assets                                                    15,394       12,027        7,756
                                                               --------     -------- -----------
 Total Assets                                                 $935,950     $725,439     $694,951
                                                               ========    ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Accounts Payable                                             $290,921     $133,706     $200,487
 Notes Payable                                                 119,500       65,020       20,800
 Income Taxes Payable                                             -             454        3,064
 Other Current Liabilities                                      57,817       50,998       47,280
 Current Maturities of Long Term Debt                               61           54           64
                                                              --------     --------     --------
      Total Current Liabilities                                468,299      250,232      271,695

Long Term Debt                                                  91,348       91,369       91,414
Other Liabilities                                                7,112        7,151        5,930
Deferred Tax Liability                                           7,177        6,830        5,570


Stockholders' Equity:
 Unrealized Loss-Marketable Securities                             (20)         (20)         (11)
 Equity Adjustment for Foreign Currency Translation                (94)         284         -
 Preferred Stock                                                  -            -            -
 Common Stock                                                   41,130       41,122       41,044
 Capital in Excess of Par Value                                 24,645       24,592       23,729
 Retained Earnings                                             298,203      305,729      257,430
 Treasury Stock at Cost; 1994 and 1993--427,387 Shares          (1,850)      (1,850)      (1,850)
                                                               --------     --------     -------
        Total Stockholders' Equity                             362,014      369,857      320,342
                                                               --------     --------     -------
Total Liabilities and Stockholders' Equity                    $935,950     $725,439     $694,951
                                                               ========     ========     =======

             See notes to the condensed consolidated financial statements.

                                                     Page 3 of 12


                                             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                                        AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                        (All amounts in thousands except per share data)

                                              THREE MONTHS ENDING
                                              OCTOBER 01,  OCTOBER 02,
                                                  1994         1993
                                             --------------------------
REVENUES:
 Net Sales                                       $299,242     $241,215
 Other Income                                       2,115        2,211
                                             --------------------------
                                                  301,357      243,426
                                             --------------------------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of Depreciation
   and Amortization)                              193,367      155,770
 Selling and Administrative Expenses              110,384       83,829
 Depreciation and Amortization                      6,125        5,579
 Interest Expense                                   3,682        2,516
                                             --------------------------
                                                  313,558      247,694
                                             --------------------------
 Loss Before Benefit for Income Taxes             (12,201)      (4,268)

 Benefit For Income Taxes                          (4,675)      (1,352)
                                              --------------------------
 Net Loss                                         ($7,526)     ($2,916)
                                             ==========================
 Earnings Per Share:
   Net Loss Per Share                              ($0.18)      ($0.07)

                                             ==========================

Weighted Average Shares Outstanding            40,698,184   40,598,603
                                             ==========================

Dividends Per Share                                     -            -
                                                    =====        =====

              See notes to the condensed consolidated financial statements.

                                                        Page 4 of 12




                                                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                                              AND SUBSIDIARIES
                                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                   (unaudited)

                                                              (All amounts in thousands)
                                                                 Three Months Ended
                                                               October 1,      October 2,
                                                                  1993         1992
                                                              --------------------------
OPERATING ACTIVITIES
   Net Loss                                                        ($7,526)     ($2,916)
   Adjustments to Reconcile Net Loss to Net Cash
     Provided by Operating Activities:
       Depreciation and Amortization                                 6,125        5,579
       Provision for Deferred Income Taxes                          (4,691)         212
       Gain on Disposition of Fixed Assets                               -           (5)
       Rent Expense and Other                                          778        1,029
     Changes in Operating Assets and Liabilities:
       Accounts Receivable                                          (3,630)      (5,444)
       Merchandise Inventories                                    (190,248)    (115,108)
       Prepaids and Other Current Assets                           (18,107)      (7,441)
       Accounts Payable                                            157,215       84,280
       Other Current Liabilities                                     6,365        6,686
                                                                ---------------------------
           Net Cash (Used) by Operating Activities                 (53,719)     (33,128)
                                                                ---------------------------
INVESTING ACTIVITIES
      Acquisition of Property and Equipment                        (14,043)     (17,654)
      Short Term Investments-Net                                        -        16,421
      Proceeds From Sale of Fixed Assets                                -            12
      Issuance of Long Term Notes Receivable                        (2,087)        (375)
      Receipts Against Long Term Notes Receivable                      152           76
      Acquisition of Leasehold                                      (1,652)           -
      Minority Interest                                                 97            -
      Other                                                           (340)          84
                                                             ---------------------------
          Net Cash Used by Investing Activities                    (17,873)      (1,436)
                                                             ---------------------------
FINANCING ACTIVITIES
      Principal Payments on Long Term Debt                             (14)         (63)
      Issuance of Common Stock Upon Exercise of Stock Option            61          147
      Net Borrowings Under Line of Credit                           54,480       20,800
                                                             ---------------------------
          Net Cash Provided (Used) in Financing Activities          54,527       20,884
                                                             ---------------------------
          Decrease in Cash and Cash Equivalents                    (17,065)     (13,680)
          Cash and Cash Equivalents at Beginning of Period          21,236       34,881
                                                             ---------------------------
          Cash and Cash Equivalents at End of Period                $4,171      $21,201
                                                             ===========================

          Interest Paid:                                            $1,795         $638
          Income Taxes Paid:                                        $1,084       $1,088
                                                             ===========================

               See notes to the condensed consolidated financial statements.

                                                          Page 5 of 12

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS ENDED OCTOBER 1, 1994 AND OCTOBER 2, 1993


1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals, necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the three months ended October 1, 1994 and the corresponding period ended October 2, 1993 are not necessarily indicative of results for the fiscal year.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 1994.

3. Inventories as of October 1, 1994 and October 2, 1993 are stated at the lower of FIFO cost or market, as valued by the gross profit method. Inventories as of July 2, 1994 were valued by the retail inventory method.

4. As of October 1, 1994, the Company had a deferred tax liability of $7.2 million and a current deferred tax asset of $11.8 million. As of October 2, 1993, the Company had a deferred tax liability of $5.6 million and a current deferred tax asset of $4.5 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $4.1 million for the three months ended October 1, 1994 compared with $4.0 million for the similar period of fiscal 1994.

6. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7. Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the classifications used in the current year.

8. On December 6, 1993, the Company acquired 100% ownership of a Northeastern regional retail chain (Decelle, Inc.) for approximately $.2 million and at closing repaid Decelle bank debt of approximately $2.1 million. The chain is comprised of eight stores in Massachusetts and New Hampshire.
Net sales for the Decelle, Inc. chain amounted to $8.3 million for the first quarter of fiscal 1995.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
- ---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month periods ended October 1, 1994 and October 2, 1993.

                        Percentage of Net Sales
                          Three Months Ended
                        October 1,     October 2,
                           1994          1993
                        -----------   ------------

Net Sales                  100.0%          100.0%

Costs and expenses:
Cost of sales               64.6            64.6
Selling & administrative
 expenses                   36.9            34.8
Depreciation &
  amortization               2.1             2.3

Interest expense             1.2             1.0
                          --------       --------
                           104.8           102.7
                          --------       --------
Other income                  .7              .9
                          --------       --------
Loss before income taxes    (4.1)           (1.8)

Income tax benefit           1.6              .6
                          ________        _________

Net loss                    (2.5%)          (1.2%)
                          ========         ========

Three Months Ended October 1, 1994 and October 2, 1993
- ------------------------------------------------------------
Net sales increased by $58.0 million (24.1%) for the three month period ended October 1, 1994 compared with the similar period a year ago. Comparative store sales increased 2.6%. New Burlington
Coat Factory stores opened subsequent to October 2, 1993 contributed
$29.4 million to this quarter's sales increase. Stores which were in operation a year ago, but which were closed prior to this year's first quarter contributed $3.0 million to last year's first quarter sales. Specialty stores opened subsequent to last fiscal year's first quarter, including one Totally 4 Kids store, one Baby Depot store, and one Fit for Men store, contributed sales of $1.6 million to this year's first quarter. The Cohoes stores showed a comparative stores sales decrease of 11.8%, while contributing $8.5 million to this year's first quarter sales compared with $9.6 million in last year's first quarter. In addition, one new Cohoes store was opened subsequent to last year's first quarter and contributed $1.3 million to the Company's net sales total. Sales in the quarter for Decelle amounted to $8.3 million.

Other income (consisting primarily of rental income from lease departments, investment income and miscellaneous items) decreased
$.1 million for the three months ended October 1, 1994 compared with the three months ended October 2, 1993. The decrease is primarily due to a reduction in investment income. Last year's first quarter included a $.2 million gain from the sale of investments.

Cost of sales increased by $37.6 million (24.1%) for the three month period ended October 1, 1994 compared with the similar period a year ago. The dollar increase in cost of sales is attributable to comparative store sales increases and to the sales from stores open at October 1, 1994, which were not in operation a year ago.
Cost of sales, as a percentage of net sales, for the three month period ended October 1, 1994 and for the similar period of the prior year was 64.6%.

Selling and administrative expenses increased by $26.6 million (31.7%) for the three month period ended October 1, 1994 compared with the similar period a year ago, primarily due to an increase in the number of stores in operation. As a percentage of sales, selling and administrative expenses increased to 36.9% for the three months ended October 1, 1994 from 34.8% for the similar period of fiscal 1994 primarily due to increases in payroll, payroll related expenses, and advertising.

Interest expense increased $1.2 million to $3.7 million for the three months ended October 1, 1994 compared with the comparable period ended October 2, 1993. This increase is the result of interest charges associated with the borrowings made by the Company under its revolving credit and term loan agreements as well as uncommitted lines of credit. (see Liquidity and Capital Resources).

The income tax benefit increased to $4.7 million for the three months ended October 1, 1994, from $1.4 million for the comparable period of a year ago. The effective tax benefit percentages were 38.3% for the three months ended October 1, 1994 and 31.7% for comparable period a year ago. The effective tax benefit increased from the prior year's quarter due to the federal income tax rate increase of 1% in August 1993 retroactive to January 1993 which decreased the prior year effective tax benefit.

Net loss increased to $7.5 million for the three months ended October 1, 1994 from $2.9 million for the comparable period of fiscal 1994. Loss per share increased to ($.18) per share compared with ($.07) for the comparable period of a year ago.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.
Since mid-September through the first week of November, the weather throughout most of the country has been significantly warmer than last year. This has had an adverse effect on sales, particularly outerwear sales. If this warm trend continues, sales will continue to be affected in the second quarter.

Liquidity and Capital Resources

During the first quarter of fiscal 1995, the Company opened ten
Burlington Coat Factory Warehouse stores. In addition, the Company opened one Specialty Men's Store, "Fit for Men" in New York.
The Company estimates spending between $10 million and $17 million to open an additional ten to fifteen Burlington Coat Factory stores, three to six Luxury Linen stores, two to three Totally 4 Kids stores, and two Decelle stores during the remaining nine months of fiscal 1995. Expenditures incurred to set up and fixture new stores through the first quarter of fiscal 1995, were approximately $4.0 million. All locations opened during the period were leased, except two which were purchased for an aggregate of approximately $5.5 million.

Net cash used by operating activities of $53.7 million, for the three months ended October 1, 1994, increased from $33.1 million for the comparable period of fiscal 1994. This increase is primarily the result of increases in merchandise inventories associated with the opening of new stores during the period and inventory growth at existing stores. The inventory increases were financed by cash generated from increases in amounts owed to suppliers, and short term borrowings.

The Company believes that its current capital expenditure and operating requirements will be satisfied from internally generated funds, and from short-term borrowings under its revolving credit and term loan agreements as well as uncommitted lines of credit. The Company may, consider replacing some of its short term borrowings with long term financing. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

The Company has in place a committed line of credit agreement in the amount of $40 million. The Company also has uncommitted lines of credit of $140 million. During the first quarter of fiscal 1995 the Company had maximum borrowings of $173.3 million. The average borrowing during this quarter amounted to $92.4 million at an average interest rate of 5.2%.
During the first quarter of fiscal 1994 the Company had maximum borrowing of $31.4 million with an average borrowing of $12.1 million at an average interest rate of $3.6%. The increase in borrowings in the first quarter fiscal 1995 over the first quarter of fiscal 1994 reflects the opening of new stores as well as inventory growth at existing stores.

The Company's long-term borrowings at October 1, 1994 include $80 million of long term subordinated notes isssued by the Company to institutional investors in June 1990 (the Notes) and an industrial development bond of $10 million issued by the New Jersey Economic Development Authority.

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

Over the past two years, which has been a period of low inflation, the Company has been able to increase sales volume to compensate for increases in operating expenses. Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased and therefore, inflation has not had a significant effect on operations.

On or about September 23, 1994 three separate class actions were filed against the Company (see Part II - Other Information, Item 1 Legal Proceedings). The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter.

New Accounting Standards

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Post Employment Benefits". This pronouncement did not have an effect on the Company's condensed consolidated financial statements as the benefits covered in the pronouncement are not provided by the Company.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                        AND SUBSIDIARIES


                   PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          In late September 1994, three class action lawsuits were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and
Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. Each of the Complaints filed in those lawsuits,
P. Gregory Buchanan v. Monroe G. Milstein, et al., Civil Action No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., Civil Action No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., Civil Action No. 94-CV-4751 (collectively, the "Class Actions"), seeks unspecified damages in connection with alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder. The Class Action Complaints allege material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs allege caused the Company's common stock to be artificially inflated during the so-called "Class Period," which is defined variously in the Class Action Complaints as the period from November 1, 1993 through September 21, 1994. Although the Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith (given that none of the Class Action Complaints alleges damages with any particularity), the Company believes that the Class Actions are without merit and intends to vigorously defend them.

Item 6    Exhibits and Reports on Form 8-K

               a.  Exhibits - None
               b. No reports on Form 8-K have been filed during the quarter for which this report is filed

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



                              /s/  Monroe G. Milstein
                              Monroe G. Milstein
                              President & Chief Executive Officer




                              /s/  Robert L. LaPenta, Jr.
                              Robert L. LaPenta, Jr.
                              Corporate Controller & Chief Accounting
                              Officer

Date: November 9, 1994