Form 10-Q
period 1994-12-31
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1995-02-14
CIK 718916

FORM 10-Q


                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended December 31, 1994
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at February 8, 1995
- --------------------------         --------------------------------
Common stock, par value $1                 41,130,306

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                                 I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - December 31, 1994          3
   (unaudited), July 2, 1994 and January 1, 1994 (unaudited)

  Condensed consolidated statements of operations - Six and          4
   three months ended December 31, 1994 and January 1, 1994
   (unaudited)

  Condensed consolidated statements of cash flows - Six and           5
   three months ended December 31, 1994 and January 1, 1994
   (unaudited)

   Notes to condensed consolidated financial statements              6

 Item 2.  Management's discussion and analysis of results        7 -11
          of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                         12

 Item 4.  Submission of Matters to a Vote of Security Holders       12

 Item 6.  Exhibits and reports on Form 8-K                          13

SIGNATURES                                                          13

                      * * * * * * * * * * * *

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                          (All amounts in thousands)
                                         December 31,            January 01,
                                            1994       July 02,      1994
                                         (Unaudited)     1994    (Unaudited)
                                         -----------   --------  -----------
ASSETS
- ------
Current Assets:
 Cash and Cash Equivalents                $  47,270    $ 21,236   $114,350
 Short-Term Investments                        --         --        33,057
 Accounts Receivable                         14,663      13,915     16,364
 Merchandise Inventories                    529,898     468,921    399,155
 Deferred Tax Asset                           7,928       6,782      4,982
 Prepaid and Other Current Assets            13,958      17,968      3,933
                                            -------     -------    -------
            Total Current Assets            613,717     528,822    571,841

Property and Equipment Net of Accumulated
   Depreciation and Amortization            210,784     184,590    169,632
Other Assets                                 17,945      12,027     10,296

Total Assets                              $ 842,446    $725,439   $751,769
                                          =========    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Accounts Payable                         $ 207,969   $133,706   $179,691
 Notes Payable                               24,500     65,020      --
 Income Taxes Payable                        15,493        454     21,371
 Other Current Liabilities                   82,977     50,998     70,320
 Current Maturities of Long Term Debt            62         54         54
                                          ---------   --------   --------
            Total Current Liabilities       331,001    250,232    271,436

Long Term Debt                               91,332     91,369     91,399
Other Liabilities                             7,413      7,151      6,617
Deferred Tax Liability                        7,522      6,830      5,821

Stockholders' Equity:
 Net Unrealized Loss on Noncurrent Marketable
   Equity Securities                            (20)       (20)       (11)
 Equity Adjustment for Translation              (47)       284         --
 Preferred Stock                                 --         --         --
 Common Stock                                41,130     41,122     41,071
 Capital in Excess of Par Value              24,647     24,592     23,774
 Retained Earnings                          341,318    305,729    313,512
 Less Treasury Stock at Cost                 (1,850)    (1,850)    (1,850)
                                          ---------  ---------  ---------
            Total Stockholders' Equity    $ 405,178  $ 369,857  $ 376,496
                                          ---------  ---------  ---------
Total Liabilities and
 Stockholders' Equity                     $ 842,446  $ 725,439  $ 751,769
                                          =========  =========  =========

See notes to the condensed consolidated financial statements.

                                                                Page 3 of 14


                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

               (All amounts in thousands except per share data)

                               Six Months Ended          Three Months Ended
                           December 31,  January 1,   December 31,  January 1,
                               1994        1994           1994         1994
                           ------------------------   ------------------------
REVENUES:

Net Sales                    $ 955,734   $ 866,635      $ 656,492  $625,420
Other Income                     5,507       5,457          3,392     3,246
                               -------   ---------      ---------  --------
                               961,241     872,092        659,884   628,666
                               -------   ---------      ---------  --------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
   Depreciation
   and Amortization)           631,550    562,266        438,183   406,496
 Selling and Administrative
  Expenses                     252,720    207,918        142,336   124,089
 Depreciation and
   Amortization                 12,251     11,217          6,126     5,638
 Interest Expenses               7,364      4,963          3,682     2,447
                               -------    -------        -------   -------
                               903,885    786,364        590,327   538,670

Income Before Provision for
   Income Taxes                 57,356     85,728         69,557    89,996

Provision For Income Taxes      21,767     32,562         26,442    33,914
                               -------    -------        -------   -------
Net Income                     $35,589    $53,166        $43,115   $56,082
                               =======    =======        =======   =======

Earnings Per Share:
  Net Income Per Share         $0.87       $1.31          $1.06     $1.38


Weighted Average Shares
  Outstanding               40,699,864   40,608,266    40,701,527  40,617,979
                            ==========   ==========    ==========  ==========

Dividends Per Share            --            --            --          --

                            ==========   ==========    ==========  ==========

See notes to the condensed consolidated financial statements.


                                                                Page 4 of 14

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                          (All amounts in thousands)

                                                       Six Months Ended
                                                   December 31,   January 01,
                                                       1994           1994
                                                   ------------   -----------
OPERATING ACTIVITIES
  Net Income                                          $ 35,589    $  53,166
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                      12,251       11,217
     Provision for Deferred Income Taxes                  (454)         (36)
     Gain on Disposition of Fixed Assets                    (4)         (10)
     Rent Expense and Other                              3,743        1,253
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                               (3,784)      (6,894)
      Merchandise Inventories                          (60,977)     (40,144)
      Prepaids and Other Current Assets                  4,010       13,047
      Accounts Payable                                  74,263       59,684
      Other Current Liabilities                         46,343       47,106
                                                       -------      -------
        Net Cash Provided by Operating Activities      110,980      138,389
                                                       -------      -------
INVESTING ACTIVITIES
       Acquisition of Property and Equipment           (38,474)     (38,274)
       Short Term Investments-Net                          --       (16,636)
       Proceeds From Sale of Fixed Assets                    4           17
       Issuance of Long Term Notes Receivable           (4,216)      (1,339)
       Receipts Against Long Term Notes Receivable         973          361
       Acquisition of Leaseholds                        (2,502)      (2,000)
       Minority Interest                                    67          603
       Other                                              (312)         313
                                                       --------     --------
         Net Cash (Used) by Investing Activities       (44,460)     (56,955)
                                                       --------     --------

FINANCING ACTIVITIES
      Principal Payments on Long Term Debt                 (29)         (88)
      Issuance of Common Stock Upon Exercise of
        Stock Options                                       63          221
      Repayment of Borrowings Under Lines of Credit    (40,520)      (2,098)
                                                       --------      -------
        Net Cash (Used) in Financing Activities        (40,486)      (1,965)
                                                       --------      -------
        Increase in Cash and Cash Equivalents           26,034       79,469
        Cash and Cash Equivalents at Beginning
           of Period                                    21,236       34,881
                                                       -------       -------
        Cash and Cash Equivalents at End of Period    $ 47,270     $114,350

        Interest Paid:                                  $7,415      $ 4,930
        Income Taxes Paid:                             $ 6,274      $16,985

See notes to the condensed consolidated financial statements.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       SIX AND THREE MONTHS ENDED DECEMBER 31, 1994 AND JANUARY 1, 1994

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, which include normal recurring accruals, necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended December 31, 1994 and the corresponding periods ended January 1, 1994 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of December 31, 1994 and January 1, 1994 are valued by the gross profit method and are stated at the lower of cost or market. Inventories as of July 2, 1994 were valued by the retail inventory method.

4. As of December 31, 1994, the Company had a deferred tax liability of $7.5 million and a current deferred tax asset of $7.9 million. As of January 1, 1994, the Company had a deferred tax liability of $5.8 million and a current deferred tax asset of $5.0 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes.
Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $13.9 million and $9.8 million for the six and three month periods ended December 31, 1994 compared with $10.6 million and $6.5 million for the similar periods of fiscal 1994.

6. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7. Certain reclassifications have been made to the prior year's condensed consolidated financial statements to conform to the classifications used in the current year.

8. On December 6, 1993, the Company acquired 100% ownership of a Northeastern regional retail chain (Decelle, Inc.) for approximately $.2 million and at closing repaid Decelle bank debt of approximately $2.1 million. The chain is comprised of eight stores in Massachusetts and New Hampshire. Net sales for the Decelle, Inc. chain amounted to $19.1 million and $10.8 million for the six and three month periods ended December 31, 1994. For the period December 6, 1993 through January 1, 1994, the Decelle stores contributed $3.8 million to net sales.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
- ---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended December 31, 1994 and January 1, 1994.

                                    Percentage of Net Sales
                                    -----------------------
                           Six Months Ended           Three Months Ended
                           ----------------           ------------------
                       December 31,  January 1,  December 31,  January 1,
                          1994         1994         1994        1994

Net Sales               100.0%       100.0%         100.0%      100.0%

Costs and expenses:
Cost of sales            66.1         64.9           66.8        65.0
Selling & adminis-
  trative expenses       26.4         24.0           21.7        19.8
Depreciation &
  amortization            1.3          1.3             .9          .9

Interest expense           .8           .5             .5          .4
                         -------     -------       -------      ------
                         94.6         90.7           89.9        86.1
                       -------      -------        --------    -------
Other income               .6           .6             .5          .5
                       -------      -------        --------    -------

Income before income
taxes                     6.0          9.9           10.6        14.4

Provision for income
taxes                     2.8          3.8            4.0         5.4
                       --------     --------       --------    -------

Net income                3.7%         6.1%           6.6%        9.0%
                       ========     ========       ========    =======

Six and Three Months Ended December 31, 1994 and January 1, 1994
- ----------------------------------------------------------------------
Net sales increased $89.1 million (10.3%) for the six month period ended December 31, 1994 compared with the similar period a year ago. Comparative store sales decreased 5.2%. New Burlington Coat Factory Warehouse stores opened subsequent to January 1, 1994 contributed
$81.6 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed
$8.6 million to last year's sales. The Cohoes stores showed a comparative stores sales decrease of 7.7%, while contributing $22.7 million to consolidated sales for the period. In addition, one new Cohoes store was opened subsequent to January 1, 1994 which contributed $2.8 million to the Company's net sales total. Sales in the six month period for the Decelle stores were $19.1 million. Sales for the period December 6, 1993 through January 1, 1994 for the Decelle stores amounted to $3.8 million. "New Concept" stores opened subsequent to last years's second fiscal quarter, including three Totally 4 Kids stores, one Baby Depot store and one Fit For Men store, contributed sales of $5.6 million to the current six month period. Sales from leased departments, included in the six month net sales figure, were $13.9 million compared with $10.6 million for the similar period of a year ago.

For the three month period ended December 31, 1994, net sales increased 5.0% to $656.5 million compared with the similar period of a year ago. Comparative store sales decreased 8.3%. New Burlington Coat Factory Warehouse stores opened subsequent to January 1, 1994 contributed $67.9 million to the second quarter's net sales volume. Cohoes comparative store sales decreased $2.2 million (15.3%) for the second quarter of fiscal 1995 compared with the similar period of fiscal 1994. The new Cohoes store contributed $1.6 million to this year's second quarter sales. The "New Concept" stores contributed $4.0 million to this year's second quarter sales. Sales for the Decelle chain were $10.8 million for the three months ended December 31, 1994. Leased department sales, included in net sales, were $9.8 million for the second fiscal quarter this year compared with $6.5 million in last year's similar period.

Other income (consisting primarily of rental income from leased departments, investment income and miscellaneous items) amounted to $5.5 million for both the six months ended December 31, 1994 and the comparable six months ended January 1, 1994. For the three months ended December 31, 1994, other income was $3.4 million compared with $3.2 million for the similar period of fiscal 1994. For the three and six months ended December 31, 1994 compared with the similar periods of a year ago, slight increases in miscellaneous income items were partially offset by decreases in investment income.

Cost of sales increased by $69.3 million (12.3%) for the six month period ended December 31, 1994 compared with the similar period a year ago and by $31.7 million (7.8%) for the quarter ended December 31, 1994 compared with the similar period a year ago. Cost of sales as a percentage of net sales increased from 64.9% to 66.1% for the six month period and increased from 65.0% to 66.8% for the quarter ended December 31, 1994 compared to the similar periods a year ago. These increases in cost of sales for both the six month and second quarter periods primarily are due to increases in markdowns taken as a result of the weaker sales. Initial mark-ups remained relatively unchanged compared to the prior year.

Selling and administrative expenses increased by $44.8 million (21.5%) for the six month period ended December 31, 1994 compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses increased to 26.4% from 24.0% in the comparable six month periods. For the three months ended December 31, 1994 selling and administrative expenses increased $18.2 million to $142.3 million (14.7%). As a percentage of sales, selling and administrative expenses were 21.7% compared with 19.8% for the similar period of a year ago. For both the six and three month periods ended December 31, 1994, compared with the similar periods of a year ago, the dollar increases in selling and administrative expenses are primarily due to an increase in the number of stores in operation.
The percentage increases are primarily due to the decreases in comparative store sales in both the six and three month periods.

Interest expense increased $2.4 million for the six months ended December 31, 1994 compared with the similar period of fiscal 1994. For the three month period ended December 31, 1994, interest expense increased $1.2 million to $3.7 million compared with the three months ended January 1, 1994. The three and six month increases in interest expense are the result of increases in interest rate and borrowing levels associated with the borrowings made by the Company under its revolving credit and term loan agreements.

The provision for income taxes decreased to $21.8 million for the six months ended December 31, 1994 from $32.6 million for the similar period of fiscal 1994. For the three months ended December 31, 1994 the provision for income taxes decreased to $26.4 million from $33.9 million for the comparable period of a year ago. The effective tax rates were 38.0% for the six and three month periods ended December 31, 1994 compared with 38.0% and 37.7 % for the comparable six and three month periods of fiscal 1994.

Net income decreased $17.6 million to $35.6 million for the six months ended December 31, 1994 from $53.2 million for the comparative period of fiscal 1994. Income per share was $.87 per share for the current year's six month period compared with $1.31 for the similar period of a year ago. Net income was $43.1 million for the three month period ended December 31, 1994 compared with $56.1 million for the three months ended January 1, 1994. Net income per share decreased to $1.06 per share for the three months ended December 31, 1994 compared with $1.38 for the similar period of a year ago.

The decrease in net income in both the three and six month periods is due primarily to lower outerwear sales on a comparative store basis and the corresponding markdowns taken as a result of the lower than planned sales. Excluding outerwear sales, comparative store sales for the Company's other departments increased 3.1% for the six month period and .3% for the three month period. The Company believes that the decrease in outerwear sales is related to the unusually warm weather experienced during these periods.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

The devaluation of the Mexican peso in late December, 1994 had an immediate impact on sales at the six Burlington Coat Factory stores along the U.S. border with Mexico, but has so far not had a material effect on the Company as a whole. The Company believes sales at the stores along the border will continue to be adversely affected so long as the situation continues.

Liquidity and Capital Resources
- -------------------------------
During the six months ended December 31, 1994, the Company opened seventeen Burlington Coat Factory Warehouse stores. In addition, the Company opened one specialty men's store, "Fit for Men", five new "Luxury Linen stores", two "Totally 4 Kids" stores and one "Baby
Depot" store. The Company estimates spending between $8.0 million and $10.0 million to open approximately five Burlington Coat Factory Warehouse stores during the remaining six months of fiscal 1995. Expenditures incurred to acquire, set up and fixture new stores through the first six months of fiscal 1995 were approximately $25.5 million.

Net cash provided by operating activities of $111.0 million, for the six months ended December 31, 1994, decreased from $138.4 million for the comparable period of fiscal 1994. This decrease is primarily the result of increases in merchandise inventories associated with the opening of new stores during the period and inventory growth at existing stores due to lower comparative store sales. The inventory increases were financed by cash generated from sales and by increases in accounts payable and short term borrowings.

The Company believes that its current capital expenditure and operating requirements will be satisfied from internally generated funds, and from short-term borrowings under its revolving credit and
term loan agreements as well as uncommitted lines of credit.   The
Company may consider replacing some of its short term borrowings with long term financing. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

The Company has in place a committed line of credit agreement in the amount of $40 million. The Company also has uncommitted lines of credit of $140 million. During the first quarter of fiscal 1995 the Company had maximum borrowings of $123.3 million. The average borrowing during the quarter amounted to $91.8 million at an average interest rate of 5.2%. During the second quarter of fiscal 1995, the Company had maximum borrowings under these agreements of $145.9 million. The average borrowing during this period was $92.9 million with an average borrowing interest rate of 5.5%. During the first quarter of fiscal 1994 the Company had maximum borrowings under these agreements of $31.4 million. The average borrowing during the first quarter amounted to $12.1 million at an average interest rate of 3.6%. During the second quarter of fiscal 1994, the Company had maximum borrowings under these agreements of $20.8 million with an average
borrowing of $6.9 million at an average interest rate of 3.6%.   As
of December 31, 1994 borrowings under these lines of credit amounted to $24.5 million. As of January 1, 1994 all borrowings under these agreements had been repaid.

The Company's long-term borrowings at December 31, 1994 include $80 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the Notes) and an industrial development bond of $10 million issued by the New Jersey Economic Development Authority.

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The interest rate on the industrial development bond financing is fixed at 9.78% over the life of these serial and term bonds.

On or about September 23, 1994 three separate class actions were filed against the Company. In November 1994, these three actions were consolidated, and an amended complaint was served on January 17, 1995. (See Part II -
Other Information, Item 1 Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class actions suits or the materiality thereof at this time and accordingly has not established any reserve for this matter.

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

                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 1  Legal Proceedings

             In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption, In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs served their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint seeks unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleges material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs allege caused the Company's common stock to be artificially inflated during the proposed Class Period, which is defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. Although the Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith (given that the Amended Complaint does not allege damages with any particularity), the Company believes that the Class Actions are without merit and intends to vigorously defend them.

Item 4  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on November 10, 1994. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; and 2) stockholders ratified the appointment of Deloitte
& Touche LLP as independent certified public accountants for the Company for the fiscal year ending July 1, 1995. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:


                                                                 Broker
1)      Election of Directors     Votes For    Votes Withheld   Non-Votes

        Monroe G. Milstein        37,081,896      204,822       3,413,875
        Henrietta Milstein        37,081,896      204,822       3,413,875
        Andrew R. Milstein        37,081,896      204,822       3,413,875
        Irving Drillings          37,081,359      205,359       3,413,875
        Harvey Morgan             37,077,259      209,459       3,413,875
        Stephen E. Milstein       37,081,896      204,822       3,413,875
        Mark A. Nesci             37,081,896      204,822       3,413,875

2) Ratify appointment of Deloitte & Touche LLP as independent Certified Public Accountants:

        Votes For          37,226,776
        Votes Against          49,445
        Votes Abstained        10,497
        Broker Non-Vote     3,413,875


Item 6  Exhibits and Reports on Form 8-K

                                                   Page No.
             a.   Exhibits

             27. Financial Data Schedule             14

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

Date: February 14, 1995