Form 10-Q
period 1995-04-01
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1995-05-16
CIK 718916

FORM 10-Q


                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended April 1, 1995
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at May 9, 1995
- --------------------------         --------------------------------
Common stock, par value $1                  41,132,665

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES

                                 I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - April 1, 1995              3
   (unaudited), July 2, 1994 and April 2, 1994 (unaudited)

  Condensed consolidated statements of operations - Nine and         4
   three months ended April 1, 1995 and April 2, 1994
   (unaudited)

  Condensed consolidated statements of cash flows - nine             5
   months ended April 1, 1995 and April 2, 1994
   (unaudited)

   Notes to condensed consolidated financial statements              6

 Item 2.  Management's discussion and analysis of results        7 -12
          of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                         13

 Item 6.  Exhibits and reports on Form 8-K                          13

SIGNATURES                                                          14

                      * * * * * * * * * * * *

        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (All amounts in thousands)
                                           April 01,                April 02,
                                             1995        July 02,     1994
                                          (Unaudited)     1994     (Unaudited)
                                          -----------    --------  -----------
ASSETS
- ------
Current Assets:
 Cash and Cash Equivalents                $  24,219     $  21,236   $  62,752
 Short-Term Investments                        --            --        28,194
 Accounts Receivable                         15,618        13,915      15,393
 Merchandise Inventories                    529,294       468,921     424,070
 Deferred Tax Asset                           8,844         6,782       5,133
 Prepaid and Other Current Assets             8,143        17,968       2,592
                                            -------       -------     -------
            Total Current Assets            586,118       528,822     538,134
Property and Equipment Net of Accumulated
   Depreciation and Amortization            218,170       184,590     173,829
Other Assets                                 14,462        12,027      11,293
                                            -------       -------     -------
Total Assets                              $ 818,750     $ 725,439   $ 723,256
                                          =========     =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current Liabilities:
 Accounts Payable                         $ 193,598     $ 133,706   $ 164,976
 Notes Payable                               51,800        65,020        --
 Income Taxes Payable                         8,695           454      13,010
 Other Current Liabilities                   62,186        50,998      61,097
 Current Maturities of Long Term Debt            64            54          58
                                          ---------     ---------   ---------
            Total Current Liabilities       316,343       250,232     239,141

Long Term Debt                               91,315        91,369      91,379
Other Liabilities                             7,778         7,151       6,763
Deferred Tax Liability                        7,101         6,830       6,321
Stockholders' Equity:
 Net Unrealized Loss on Noncurrent Marketable
   Equity Securities                            (20)          (20)        (11)
 Equity Adjustment for Translation               --           284          46
 Preferred Stock                                 --            --          --
 Common Stock                                41,133        41,122      41,117
 Capital in Excess of Par Value              24,661        24,592      24,010
 Retained Earnings                          332,289       305,729     316,340
 Less Treasury Stock at Cost                 (1,850)       (1,850)     (1,850)
                                          ---------     ---------   ---------
            Total Stockholders' Equity      396,213       369,857     379,652
                                          ---------     ---------   ---------
Total Liabilities and
 Stockholders' Equity                     $ 818,750     $ 725,439   $ 723,256
                                          =========     =========   =========
     See notes to the condensed consolidated financial statements.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

               (All amounts in thousands except per share data)

                              Nine Months Ended           Three Months Ended
                            April 01,     April 02,      April 01,   April 02,
                              1995          1994           1995        1994
                            -----------------------      ---------------------
REVENUES:

Net Sales                   $1,280,191    $1,194,048     $ 324,457   $327,413
Other Income                     8,386         7,771         2,879      2,314
                            ----------    ----------     ---------   --------
                             1,288,577     1,201,819       327,336    329,727
                            ----------    ----------     ---------   --------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive
   of Depreciation
   and Amortization)           848,106       775,226      216,556    212,960
 Selling and Administrative
   Expenses                    367,955       312,171      115,235    104,253
 Depreciation and Amortization  18,978        16,761        6,727      5,544
 Interest Expense               10,355         7,378        2,991      2,415
                             ---------    ----------     --------    -------
                             1,245,394     1,111,536      341,509    325,172
                             ---------    ----------     --------    -------
Income (Loss) Before
  Income Taxes                  43,183        90,283      (14,173)     4,555

Provision (Benefit) For
  Income Taxes                  16,623        34,289       (5,144)     1,727
                             ---------    ----------     --------   --------
Net Income (Loss)              $26,560       $55,994     $ (9,029)  $  2,828
                             =========    ==========     ========   ========

Net Income (Loss) Per Share     $0.65         $1.38       ($0.22)     $0.07
                             =========    ==========     ========   ========

Weighted Average Shares
  Outstanding               40,700,550    40,617,704   40,704,114 40,636,737


Dividends Per Share            --             --          --          --
                            ==========    ===========  ========== ==========

See notes to the condensed consolidated financial statements.

        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                          (All amounts in thousands)
                                                        Nine Months Ended
                                                    April 01,       April 02,
                                                      1995            1994
                                                    ---------       ---------
OPERATING ACTIVITIES
  Net Income                                        $ 26,560        $  55,994
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                     18,978           16,761
    Provision for Deferred Income Taxes               (1,790)             313
    Loss on Disposition of Fixed Assets                  102              216
    Rent Expense and Other                             4,487            4,563
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                               (1,676)          (8,894)
    Merchandise Inventories                          (60,373)         (65,059)
    Prepaids and Other Current Assets                  9,825           14,388
    Accounts Payable                                  59,892           44,969
    Other Current Liabilities                         19,428           29,521
                                                    --------         --------
   Net Cash Provided by Operating Activities          75,433           92,772
                                                    --------         --------
INVESTING ACTIVITIES
  Acquisition of Property and Equipment              (52,683)         (48,241)
  Acquisition of Leaseholds                           (2,652)          (2,050)
  Short Term Investments-Net                            --            (11,773)
  Proceeds From Sale of Fixed Assets                      23               17
  Issuance of Long Term Notes Receivable              (5,202)          (2,515)
  Receipts Against Long Term Notes Receivable          1,409              446
  Minority Interest                                      (38)             547
  Other                                                 (123)             369
                                                     -------          -------
  Net Cash (Used) by Investing Activities            (59,266)         (63,200)
                                                     -------          -------
FINANCING ACTIVITIES
  Principal Payments on Long Term Debt                   (44)            (104)
  Issuance of Common Stock Upon Exercise of
   Stock Options                                          80              501
  Net Borrowings Under Lines of Credit               (13,220)          (2,098)
                                                   ---------         --------
  Net Cash (Used) in Financing Activities            (13,184)          (1,701)
                                                   ---------         --------
  Increase in Cash and Cash Equivalents                2,983           27,871
  Cash and Cash Equivalents at Beginning of Period    21,236           34,881
                                                   ---------         --------
  Cash and Cash Equivalents at End of Period        $ 24,219          $62,752
                                                   =========         ========
  Interest Paid:                                    $  8,510          $ 5,444
  Income Taxes Paid:                                $ 10,172          $26,724
                                                   =========         ========
     See notes to the condensed consolidated financial statements.

        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NINE AND THREE MONTHS ENDED April 1, 1995 AND April 2, 1994

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended April 1, 1995 and the corresponding periods ended April 2, 1994 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of April 1, 1995 and April 2, 1994 are valued by the gross profit method and are stated at the lower of cost or market. Inventories as of July 2, 1994 were valued by the retail inventory method.

4. As of April 1, 1995, the Company had a deferred tax liability of $7.1 million and a current deferred tax asset of $8.8 million. As of April 2, 1994, the Company had a deferred tax liability of $6.3 million and a current deferred tax asset of $5.1 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $20.0 million and $6.1 million for the nine and three month periods ended April 1, 1995 compared with $14.6 million and $4.1 million for the similar periods of fiscal 1994.

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

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
- ---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended April 1, 1995 and April 2, 1994.

                                      Percentage of Net Sales

                          Nine Months Ended         Three Months Ended

                         April 1,     April 2,     April 1,      April 2,
                          1995         1994         1995          1994


Net Sales              100.0%       100.0%         100.0%      100.0%

Costs and expenses:
Cost of sales           66.2         64.9           66.7        65.1
Selling & adminis-
  trative expenses      28.7         26.1           35.5        31.8
Depreciation &
  amortization           1.5          1.4            2.1         1.7

Interest expense          .8           .6             .9          .7
                       -------      -------        -------     ------
                        97.2         93.0          105.2        99.3
                       -------      -------        -------     ------
Other income              .6           .6             .9          .7
                       -------      -------        --------    -------

Income (loss) before
 income taxes            3.4          7.6           (4.3)        1.4

Provision (benefit) for
 income taxes            1.3          2.9           (1.6)         .5
                       --------     --------       --------    -------

Net income (loss)        2.1%         4.7%          (2.7%)        .9%
                       ========     ========       ========    =======


Nine and Three Months Ended April 1, 1995 and April 2, 1994
- ----------------------------------------------------------------------
Net sales increased $86.1 million (7.2%) for the nine month period ended April 1, 1995 compared with the similar period a year ago. Comparative store sales decreased 7.0%. New Burlington Coat Factory stores opened subsequent to April 2, 1994 contributed $102.8 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to the beginning of the 1995 fiscal year, contributed $11.0 million to last year's sales. The Cohoes stores showed a comparative stores sales decrease of 13.4%, while contributing $31.8 million to consolidated sales for the period. In addition, one new Cohoes store was opened subsequent to April 2, 1994 which contributed $3.9 million to the Company's net sales total.
Sales in the nine month period for the Decelle stores were $24.8 million. Sales for the period December 6, 1993 through April 2, 1994 for the Decelle stores were $10.8 million. "New Concept" stores opened subsequent to last year's third fiscal quarter, including, three Totally 4 Kids stores, one Baby Depot store and one Fit For Men store, contributed sales of $8.9 million to the current nine month period. Sales from leased departments, included in the nine month net sales figure, were $20.0 million compared with $14.6 million for the similar period of a year ago.

For the three month period ended April 1, 1995, net sales decreased .9% to $324.5 million compared with the similar period of a year ago. Comparative store sales decreased 11.7%. New Burlington Coat Factory Warehouse stores opened subsequent to April 2, 1994 contributed $31.3 million to the third quarter's net sales volume. Cohoes comparative store sales decreased 10.8% for the third quarter. The new Cohoes store contributed $1.1 million to this year's third quarter sales.
The "New Concept" stores contributed $3.2 million to this year's third quarter sales. Decelle comparative store sales fell 5.6% to $5.8 million for the three months ended April 1, 1995. Leased department sales, included in net sales, were $6.1 million for the third fiscal quarter this year compared with $4.1 million in last year's similar period.

Part of the decrease in sales is attributable to a later Easter selling season this fiscal year compared with last year. For the current fiscal year, two weeks of the Easter selling season fell into the Company's fourth quarter compared with last year's Easter season falling entirely into the third fiscal quarter. In addition, lack of consumer interest in apparel throughout the third quarter, the highly promotional retail environment and unseasonably warm weather in the fall and winter months were all factors affecting sales results for fiscal 1995.

Other income (consisting primarily of rental income from leased departments, investment income and miscellaneous items) amounted to $8.4 million for the nine months ended April 1, 1995 compared with $7.8 million for the similar period of a year ago. For the three months ended April 1, 1995 other income was $2.9 million compared with $2.3 million for the three months ended April 2, 1994. For both the nine and three month periods ended April 1, 1995 compared with the similar periods of a year ago, increases in miscellaneous income items were partially offset by decreases in investment income.

Cost of sales increased by $72.9 million (9.4%) for the nine month period ended April 1, 1995 compared with the similar period a year ago and by $3.6 million (1.7%) for the quarter ended April 1, 1995 compared with the similar period a year ago. Cost of sales as a percentage of net sales increased from 64.9% to 66.2% for the nine months and increased from 65.1% to 66.7% for the quarter ended April 1, 1995 compared with the similar periods a year ago. These increases in cost of sales for both the nine month and third quarter periods are primarily due to increases in markdowns taken as a result of the weaker apparel sales performance in the periods. To the extent apparel sales continue to perform below planned sales, the Company will continue to take markdowns above last year's levels and the Company will continue to experience a decline in gross margin percentage compared with the prior periods.

Selling and administrative expenses increased by $55.8 million (17.9%) for the nine month period ended April 1, 1995 compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses increased to 28.7% from 26.1% in the comparable nine month periods. For the three months ended April 1, 1995 selling and administrative expenses increased $11.0 million to $115.2 million (10.5%). As a percentage of sales, selling and administrative expenses were 35.5% compared with 31.8% for the similar period of a year ago. For both the nine and three month periods ended April 1, 1995, compared with the similar periods of a year ago, the dollar increases in selling and administrative expenses are primarily due to an increase in the number of stores in operation. The percentage increases are primarily due to the decreases in comparative store sales in both the nine and three month periods.

Interest expense increased $3.0 million for the nine months ended April 1, 1995 compared with the similar period of fiscal 1994. For the three month period ended April 1, 1995, interest expense increased $.6 million to $3.0 million compared with the three months ended April 2, 1994. The three and nine month increases in interest expense are the result of increases in interest rate and borrowing levels associated with the borrowings made by the Company under its revolving credit and term loan agreements.

The provision for income taxes decreased to $16.6 million for the nine months ended April 1, 1995 from $34.3 million for the similar period of fiscal 1994. For the three months ended April 1, 1995 the Company recorded an income tax benefit of $5.1 million compared with a provision for income taxes of $1.7 million for the three months ended April 2, 1994. The effective tax rates were 38.5% and 36.3% for the nine and three month periods ended April 1, 1995 respectively, compared with 38.0% and 37.9 % for the comparable nine and three month periods of fiscal 1994.

Net income decreased $29.4 million to $26.6 million for the nine months ended April 1, 1995 from $56.0 million for the comparative period of fiscal 1994. Income per share was $.65 per share for the current year's nine month period compared with $1.38 for the similar period of a year ago. Net loss was $9.0 million for the three month period ended April 1, 1995 compared with net income of $2.8 million for the three months ended April 2, 1994. Net loss per share was $.22 per share for the three months ended April 1, 1995 compared with net income per share of $.07 for the similar period of a year ago.

Net income reflects a decline in the operating income of the Company. The fiscal 1995 performance reflects a weak U.S. apparel environment and an unusually warm fall and winter. In addition the devaluation of the Mexican peso negatively affected the Company's six border stores. As a result of the weak sales performance in a highly promotional U.S. retail environment, higher markdowns have reduced the Company's gross profit margins percentage in the current periods. In addition, declining comparative store sales have negatively impacted operating expense leverage.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

The devaluation of the Mexican peso in late December, 1994 had an immediate impact on sales of the six Burlington Coat Factory stores along the U.S. border with Mexico, but has so far not had a material effect on the Company as a whole. The Company believes sales of the stores along the border will continue to be adversely affected so long as the situation continues. In light of the uncertainty and volatility of the Mexican peso, the Company decided in March of this year to close down its Mexican store. The Mexican store will cease doing business on or about June 10, 1995. The Company has reserved $1.4 million for losses to be incurred with the closing of this store.


Liquidity and Capital Resources

During the nine months ended April 1, 1995, the Company opened twenty-nine stores including twenty Burlington Coat Factory Warehouse stores, one specialty men's store, "Fit for Men", five new "Luxury Linens" stores, two "Totally 4 Kids" stores and one "Baby Depot" store. Expenditures incurred to acquire, set up and fixture the twenty-nine new stores opened through the first nine months of fiscal 1995 were approximately $24.1 million. The Company also expended approximately $5.5 million to purchase a building and a ground lease for two of these stores and $3.2 million to renovate one store located in a historic district of New York City to be opened in the first quarter of fiscal 1996. In addition, the Company expended approximately $21.4 million for capital improvements and refurbishing of existing stores. Approximately $3.7 million have been budgeted for capital improvements of existing stores for the balance of the fiscal year.

Net cash provided by operating activities of $75.4 million, for the nine months ended April 1, 1995, decreased from $92.8 million for the comparable period of fiscal 1994. This decrease is primarily the result of a decline in operating profits for the nine months ended April 1, 1995 compared with operating profits for the nine months ended April 2, 1994. At the end of the third fiscal quarter, the

Company's merchandise inventory was $105.2 million higher than inventory at the end of the third quarter of the prior year. Approximately half of the increase is attributable to new stores opened in the current fiscal year, and the balance to actual sales not meeting the Company's planned sales. The Company will continue to focus on the reduction of comparable store inventory levels by taking markdowns, as necessary, in non-outerwear inventory and by reducing purchases of outerwear for the fall season.

The Company has in place a committed line of credit agreement in the amount of $40 million. During this year's third fiscal quarter, the Company secured an additional $20 million uncommitted line of credit. The Company's aggregate uncommitted lines of credit total $160 million. During the first quarter of fiscal 1995 the Company had maximum borrowings of $123.3 million. The average borrowing during the quarter amounted to $91.8 million at an average interest rate of 5.2%. During the second quarter of fiscal 1995, the Company had maximum borrowings under these agreements of $145.9 million. The average borrowing during this period was $92.9 million with an average borrowing interest rate of 5.5%. For the third fiscal quarter of fiscal 1995, the Company had a maximum borrowing of $65.0 million under its lines of credit. The average borrowings during this period amounted to $38.8 million at an average interest rate of 6.5%. During the first quarter of fiscal 1994 the Company had maximum borrowings under these agreements of $31.4 million. The average borrowing during the first quarter amounted to $12.1 million at an average interest rate of 3.6%. During the second quarter of fiscal 1994, the Company had maximum borrowings under these agreements of $20.8 million with an average borrowing of $6.9 million at an average interest rate of3.6%. During the third fiscal quarter of fiscal 1994, the Company had maximum borrowings under the lines of credit of $18.3 million. The average borrowing during that quarter amounted to $10.0 million at an average interest rate of 4.0%. As of April 1, 1995 borrowings under these lines of credit amounted to $51.8 million. As of April 2, 1994 all borrowings under these agreements had been repaid.

The Company's long-term borrowings at April 1, 1995 include $80 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the Notes) and an industrial development bond of $10 million issued by the New Jersey Economic Development Authority.

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The interest rate on the industrial development bond financing is fixed at 9.78% over the life of these serial and term bonds (the Bonds). The Company is currently applying to the New Jersey Economic Development Authority for permission to refinance the Bonds. If permission is granted, and if the refinancing is successfuly completed, the Bonds will be called at 103 on September 1, 1995 and refinanced with credit enhanced term bonds that have the same remaining maturity as the original issue. The current interest rate on the refinancing is estimated to be around 5.75%.

The increase in short term borrowing at April 1, 1995 over April 2, 1994 is the direct result of poorer sales performance during the current fiscal year. As a result, the Company has reduced its expansion plans to opening between 12 and 15 additional stores in fiscal 1996. The Company projects all borrowings under its lines of credit will be repaid by the end of the second quarter of fiscal 1996.

The Company believes that its current capital expenditure and operating requirements will be satisfied from internally generated funds, and from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit. The Company may consider replacing some of its short term borrowings with long term financing. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings. The Company believes that the current operating results will not have a material effect on its ability to obtain financing.

On or about September 23, 1994 three separate class actions were filed against the Company. These three actions were consolidated and an amended complaint was received on January 18, 1995. (See Part II - Other Information, Item 1 Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter. However, the Company believes the actions are without merit and intends to vigorously defend them.

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

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                            AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

Item 1  Legal Proceedings

             In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption, In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint seeks unspecified damages in connection with alleged violations of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleges material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs allege caused the Company's common stock to be artificially inflated during the proposed Class Period, which is defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. On March 3, 1995, the Company and the individual defendants served a motion to dismiss plaintiffs' Amended Complaint. That motion is scheduled to be fully briefed and filed with the Court by May 17, 1995. Although the Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith (given that the Amended Complaint does not allege damages with any particularity), the Company believes that the Class Actions are without merit and intends to vigorously defend them.


Item 6  Exhibits and Reports on Form 8-K

                                                   Page No.
             a.   Exhibits

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


                  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION


                  /s/ MONROE G. MILSTEIN
                  ___________________________________
                  Monroe G. Milstein
                  President & Chief Executive Officer



                  /s/ ROBERT L. LAPENTA, JR.
                  ___________________________________
                  Robert L. LaPenta, Jr.
                  Corporate Controller & Chief Accounting
                  Officer

Date: May 15, 1995