Form 10-K
period 1995-07-01
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1995-09-29
CIK 718916

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended July 1, 1995

                                     or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         For the transition period from............... to ...........

Commission File No. 1-8739

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
               ---------------------------------------------
                 (Exact Name of Registrant as specified in
                               its charter)

              Delaware                                    22-1970303
----------------------------------                  ---------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

           1830 Route 130
         Burlington, New Jersey                       08016
        ------------------------                    ----------
         (Address of principal                      (Zip Code)
           executive offices)

                      Registrant's telephone number,
                   including area code:  (609) 387-7800

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange
                                             on which registered
   -----------------------------          ---------------------------
   Common Stock, $1.00 par value          New York Stock Exchange, Inc.
             per share

        Securities Registered pursuant to Section 12(g) of the Act:

                              Title of Class
                              --------------
                                   None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES    X        NO_____.

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

          The aggregate market value of the common stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing sale price of the Common Stock on the New York Stock Exchange as of August 31, 1995, was $188,983,332.

          As of August 31, 1995, the number of shares of Common Stock, $1.00 par value, outstanding was 40,716,554.


Documents incorporated by                      Part of Form 10-K into which
reference into this report                     document is incorporated
--------------------------                     -----------------------------

Registrant's Proxy Statement                            Part III
to be filed pursuant to
Regulation 14A

                                  PART I


Item 1.  Business

          Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operates a chain of "off-price" apparel stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by department and specialty stores. The sale of outerwear (coats, jackets and raincoats) accounted for approximately 29% of the Company' s total sales during fiscal 1995.
In addition, Burlington Coat offers customers a complete line of men's, women's and children's wear as well as a linens, bath shop items, gifts and accessories department in 183 of its stores and a children's furniture department in approximately 141 of its stores.
The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. The sale of irregular or discontinued merchandise represents only a small portion of the Company's business. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

          An important factor in Burlington Coat's operations has been its continued ability to purchase desirable, first-quality current brand labeled merchandise directly from manufacturers on terms at least as favorable as those offered large retail department and specialty stores. The Company estimates that over 900 manufacturers of apparel, including over 300 manufacturers of outerwear, are represented at the Company's stores, and that no manufacturer accounted for more than 5% of the Company's purchases during the last full fiscal year. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any manufacturer. No assurance can be given that the Company will be able to continue to purchase such merchandise directly from manufacturers or to continue its current selling price structure. See "Competition."

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

          The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.7% of total revenues.


The Stores
----------

          As of August 31, 1995, the Company operated 240 stores, all but 20 of which are located in leased facilities ranging in size (including storage space) from approximately 15,000 to approximately 133,000 square feet, with an average area of approximately 60,000 square feet. Selling space accounts for over four-fifths of the total area in most stores.

          All except one of the Company's stores are either free-standing or are located in shopping malls or strip shopping centers. The remaining store is operated from the Company's former distribution facility in Secaucus, New Jersey. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

          The Company also operates stores under the names "Cohoes Fashions," "Decelle," "Luxury Linens," "Totally 4 Kids," "Baby Depot," and "Fit For Men." Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. Fit For Men offers brand name mens clothing in special sizes. Baby Depot offers a wide selection of baby and juvenile furniture, clothing and accesories. Totally 4 Kids is a new moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a new concept store specializing in infant to toddler apparel, furnishings and accessories. Fit For Men is a stand alone mens store catering to the needs of "hard to fit" men (big, tall, husky, athletic, portly, short and small).

          In the past, Burlington Coat generally has selected sites for its stores where there are suitable existing structures which can be refurbished, and, if necessary, enlarged, in a manner onsistent with the Company's merchandising concepts. In some cases, space has been substantially renovated or built to specifications given by Burlington Coat to the lessor. Such properties have been available to the Company on lease terms which it believes have been favorable. See "Growth and Expansion."

          The stores generally are located in close proximity to population centers, department stores and other retail operations and are usually established near a major highway or thoroughfare, making them easily accessible by automobile. Since the Company's stores are generally located outside of urban centers and the Company believes that some of its customers drive long distances to visit store locations, it is likely that the Company would be adversely affected by any conditions which were to result in thereduction of automobile use.

          The Company owns substantially all the equipment used in its stores and believes that its selling space is well utilized and that its equipment is well maintained and suitable for its requirements.

          At August 31, 1995, a majority of the Company's stores contained one or more departments leased by unaffiliated parties for the sale of shoes, jewelry, and accessories. During the fiscal year ended July 1, 1995, the Company's rental income from all of its leased departments aggregated less than 1% of the Company's total revenues.


Central Distribution
--------------------

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


Growth and Expansion
--------------------

          Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to two hundred thirteen

Burlington Coat stores, five Cohoes Fashions stores, eight Decelle stores, nine stand-alone Luxury Linens stores, three Totally 4 Kids store, one stand alone Baby Depot store and one Fit For Men store as of August 31, 1995.

          At August 31, 1995 the Company operated stores in 41 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 1996, the Company has opened or plans to open approximately ten to thirteen additional Burlington Coat Factory stores, one Luxury Linens store and one Totally 4 Kids store, prior to March, 1996. There are no planned store closings for fiscal 1996. The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

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

          The Company began operating its own jewelry department in three stores on a trial basis in the fall of 1993. The jewelry program consists of karat gold and precious and semi-precious stone jewelry, and in some stores may include brand-name watches. Based on the results to date, the Company expanded the program to an additional fourteen stores during the fall of 1994. Other stores may be added to the program during fiscal 1996.

          In May of 1994, the Company opened its first "Totally
4 Kids" store in Sterling, Virginia. Two additional Totally 4 Kids stores were opened in Tulsa, Oklahoma and Cherry Hill, New Jersey respectively, during fiscal 1995. The store caters to the moderate to upscale market and offers maternity wear, baby furniture, children's wear up to teens, children's books, educational tapes, computer software for kids, and toys in a family environment. The Company plans to open one additional Totally 4 Kids store in fiscal 1996.

          In September, 1994, the Company entered into a license arrangement with a vendor to supply department store brand or better fragrance and cosmetics to 127 stores on a test basis. Based on results to date, the program has been expanded to 218 stores including, five Cohoes Fashions stores and five Decelle stores, and the arrangement has been extended through January 31, 1998.

          In addition, the Company opened one stand alone "Baby Depot" store in August, 1994 and one "Fit for Men" store, specializing in special size menswear in September 1994. The Company is currently evaluating the results of these stores in order to determine whether to open additional Baby Depots and/or specialized menswear stores on a stand alone basis.

          The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.


Seasonality
-----------

          The Company's business is seasonal, with its highest sales occurring in the second fiscal quarter of each year. Historically, approximately 57% of the Company's net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the early fall and winter months and warm during the early spring months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Operations
----------

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

          At July 1, 1995, the Company had approximately 15,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores and at its warehousing facility (aggregating up to 500 persons at its peak and approximately 300 persons at July 1, 1995) are covered by collective bargaining agreements. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.


Competition
-----------

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

          Resale Price Maintenance. Since it is the general policy of the Company to sell at lower than the traditional full retail price, its business may be adversely affected by manufacturers who attempt to maintain the resale price of their merchandise by refusing to sell, or to grant advertising allowances, to purchasers who do not adhere to their suggested retail prices. Federal legislation and regulations have been proposed from time to time which, if enacted, would be helpful to manufacturers attempting to establish minimum prices or withhold allowances. In addition, the rules against resale price maintenance have been subject to challenge in the courts from time to time.

          The Company has, on several occasions in the past, brought lawsuits against certain manufacturers and department store chains and complained to the Federal Trade Commission seeking more vigorous enforcement of existing Federal laws, as well as testified before Congress in connection with proposed legislation concerning the Federal antitrust laws.

Item 2.   Properties
          ----------

          The Company owns the land and building for twenty of its stores, and is a 50% partner in a partnership which owns the building in which one store is located. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In certain locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.


          The following table shows the years in which store leases existing at August 31, 1995 expire:


 Fiscal Years          Number of Leases        Expiring with
Ending June 30            Expiring            Renewal Options
--------------         ----------------       ---------------

1996-99                     58                      52

2000-2001                   27                      22

2002-2003                   16                       9

2004-2005                   32                      18

2006-2007                   15                       7

Thereafter                  75                      28
                           ---                     ---
             Total         223                     136
                           ===                     ===


          The Company owns five buildings in Burlington, New
Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility and leases approximately 85,000 square feet of space nearby to the warehouse/distribution facility to store its juvenile furniture inventory. The Company leases approximately 20,000 square feet of office space in New York City with the right of occupancy that expires in January 2001. The Company also owns an older warehouse/distribution facility in Secaucus, New Jersey, portions of which it is leasing to third parties and a portion of which it uses as a store. The Company is currently considering selling this facility.


Item 3.  Legal Proceedings
         -----------------

          In late September 1994, three putative class action lawsuits,
P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob
Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption In re Burlington
Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class
Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R.
Milstein and Mark A. Nesci. The Amended Complaint seeks unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended
Complaint alleges material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs allege caused the Company's common stock to be artificially inflated during the proposed Class Period, which is defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. On March 3, 1995, the Company and the individual defendants served a motion to dismiss plaintiffs'
Amended Complaint. That motion was fully briefed and filed with the Court on May 17, 1995; oral argument on that motion was held on July 20, 1995. Although the Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith (given that the Amended
Complaint does not allege damages with any particularity), the Company believes that the Class Actions are without merit and intends to continue to vigorously defend them.

          In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.


Item 4.   Submission of Matters to a Vote
          of Security Holders
          -------------------------------

          The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1995.


                                  PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters
          -------------------------------------

          The Company's Common Stock is traded on the New York
Stock Exchange, Inc. and its trading symbol is "BCF."


           The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from July 4, 1993 to July 1, 1995 and for the two months ended August 31, 1995, as adjusted to give retroactive effect to three-for-two stock split effected on September 24, 1993:


     Period                         Low Price         High Price
     ------                         ---------         ----------

July 4, 1993 to
October 2, 1993                      13 1/8            19 3/8

October 3, 1993 to
January 1, 1994                      19                24 1/2

January 2, 1994 to
April 2, 1994                        18                28 1/4

April 3, 1994 to
July 2, 1994                         16 3/4            27 1/2

July 3, 1994 to
October 1, 1994                      12 2/3            24 3/4

October 2, 1994 to
December 31, 1994                    10 1/4            14 1/8

January 1, 1995 to
April 1, 1995                        8 1/2             11 7/8

April 2, 1995 to
July 1, 1995                         9 7/8             11 1/4

July 2, 1995 to
August 31, 1995                      10                13 3/4


           As of August 31, 1995 there were 639 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.


Dividend Policy
---------------

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


Item 6.   Selected Financial Data
          -----------------------


          The following table sets forth certain selected financial data:

                       6/29/91   6/27/92     7/3/93    7/2/94       7/1/95
                           (In thousands of dollars, except per share data)


Statement of
Operations:
--------------

Revenues            $916,217  $1,013,470  $1,214,783    $1,480,676   $1,597,028

Net Income            24,742      31,368      42,903(1)     45,383       14,866

Net Income per Share     .62(2)      .78(2)     1.06(1)(2)    1.12         .37

Balance Sheet Data:
-------------------

Total Assets         $438,751   $491,940    $585,481      $725,439    $ 735,269

Working Capital       229,403    252,364     275,113       278,590      245,468

Long-Term Debt         96,040     94,234      91,428        91,369       83,298

Stockholder's  Equity 242,071    278,712     323,111       369,857      385,019

__________________
[FN]
<F1>
(1) Effective June 28, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company reflected the cumulative effect of change in accounting for income taxes by recording a benefit of $.6 million ($.02 per share) during fiscal 1993.

<F2>
(2) Adjusted to give retroactive effect to three-for-two stock splits effective in July, 1992 and September, 1993.

[/FN]

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           --------------------------------------------------

          The Company maintains its records on the basis of a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 1995 ended on July 1, 1995 and fiscal 1994 ended on July 2, 1994 and comprised 52 weeks each, whereas fiscal 1993 ended July 3, 1993 and comprised 53 weeks.

Results of Operations

                     Fiscal Years Ended July 3, 1993,
                       July 2, 1994 and July 1, 1995
                     --------------------------------

              The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the fiscal years ended July 3, 1993, July 2, 1994 and July 1, 1995.

                          Percentage of Net Sales
                          -----------------------

                         Twelve-Month Period Ended
                         -------------------------

                                            7/3/93       7/2/94      7/1/95

Net Sales                                   100.0%       100.0%      100.0%
                                            ------       ------      ------
Costs and expenses:

Cost of sales                                65.0         65.2        66.9

Selling and administrative                   28.6         28.6        29.7
expenses

Depreciation and                              1.4          1.4         1.7
amortization

Interest expense                              0.8          0.7         0.9
                                              ---          ---         ---
                                             95.8         95.9        99.2
                                             ----         ----        ----
Other income                                  1.4          0.8         0.7
                                              ---          ---         ---
Income before income taxes
 and cumulative effect of
 change in accounting for
 income taxes                                 5.6          4.9         1.5

Provision for income taxes                    2.1          1.8         0.6
                                              ---          ---         ---
Income before cumulative
 effect of change in
 accounting for income taxes                  3.5          3.1         0.9

Cumulative effect of change
 in accounting for income
 taxes                                         .1          --           --
                                              ---          ---         ---

Net income                                    3.6%         3.1%        0.9%
                                              ====         ====        ====

Results of Operations

Performance in 1995 compared with 1994

        Net sales increased $116.5 million (7.9%) for fiscal 1995 compared to fiscal 1994. The increase in fiscal 1995 over fiscal 1994 was due to $101.1 million in sales from new Burlington Coat stores, $8.2 million from Luxury Linens stores, $4.1 million from Totally 4 Kids stores and $1.7 million each from Fit For Men and Baby Depot stores opened during the year. Cohoes Fashions stores, Decelle stores and the Mexican operations (sometimes collectively referred to as the "Specialty Operations") contributed additional sales over the prior year of $14.7 million. Offsetting these sales was a decrease in Burlington Coat comparative store sales of $75.4 million (5.4%). Sales from leased departments this year were $27.4 million compared with $18.8 milion last year. Lack of consumer interest in apparel throughout the second half of fiscal 1995, the highly promotional retail environment and unseasonably warm weather in the fall and winter months were all factors affecting sales results for fiscal 1995.

          Other income in fiscal 1995 decreased $.2 million from fiscal 1994. The primary reason for the slight decrease was a decline in investment income. Investment income was reduced by $.9 million due to the higher inventory levels and capital expenditures during fiscal 1995 absorbing excess investable funds. This decrease was offset by an increase in rent income.

          Cost of sales increased by $103.4 million (10.8%) from the fiscal 1994 period to the fiscal 1995 period. The dollar in-crease in cost of sales was attributable to the increases in unit sales from new stores opened during the period. The decrease in comparative stores sales volume of 5.4% in the 1995 period offset in part the additional cost of sales from new units. Cost of sales as a percentage of net sales increased to 66.9% in the 1995 period. The percentage increase in 1995 over 1994 was primarily due to additional markdowns taken as a result of the weaker apparel sales performance during the year. To the extent apparel sales continue to perform below planned sales, the Company will continue to take markdowns above historical levels and will continue to experience a decline in gross margin percentage compared with 1994 and prior years.

          Selling and administrative expenses increased by $51.9 million (12.4%) from fiscal 1994 to fiscal 1995 primarily as a result of increased expenses in connection with the increase in the number of stores. As a percentage of net sales, selling and administrative expenses were 29.7% in the 1995 period compared with 28.6% for the prior fiscal year. In fiscal 1995, the percentage increase over 1994 was primarily due to a decrease in comparative store sales of 5.4%.

          The increase in depreciation expense of $4.8 million in the 1995 period is attributable to 29 new stores opened during the period, remodeling and fixturing of existing stores, as well as the acquisition of one additional store.

          Interest expense increased $3.7 million (37.8%) from the 1994 period to the 1995 period. The increase in interest expense in the fiscal 1995 period was the result of the Company's increased usage on its lines of credit during the year as well as an increase in the average interest rate from last year of 3.8% to the current year's average borrowing rate of 5.7% on short-term debt.

          The effective income tax rates were 37.3% and 40.4% for the 1994 and 1995 periods, respectively. The increase in the tax rate in fiscal 1995 is due to the elimination of the Targeted Jobs Tax credit after December 31, 1994 and increases in state income taxes as a percentage of pre-tax income.

          Income before cumulative effect of change in accounting for income taxes decreased $30.5 million for fiscal year ended July 1, 1995 compared with the 1994 fiscal year. Income per share before cumulative effect of change in accounting for income taxes decreased to $0.37 per share for fiscal 1995 from $1.12 per share for fiscal 1994, which reflects a decline in operating income of the Company. The fiscal 1995 performance reflects a weak U.S. apparel environment and an unusually warm fall and winter. As a result of the weak sales performance in a highly promotional U.S. retail environment, higher markdowns have reduced the Company's gross profit margin percentage in the current year. In addition, declining comparative store sales have negatively impacted operating expense leverage.

          The Company's business is seasonal with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

Performance in 1994 compared with 1993
--------------------------------------

          Net sales increased $270.1 million (22.5%) for the fiscal year ended July 2, 1994 over the fiscal year ended July 3, 1993. The increase was derived from the increase in comparative store sales of $75.4 million (6.8%), net sales of new stores opened during the fiscal year, increases in net sales of the Cohoes Fashions stores, and net sales from the Decelle stores and the Mexican operations (hereafter Cohoes Fashions, Decelle and the Mexican operation are collectively referred to as the "Specialty Operations"). Fiscal 1994 was a 52-week fiscal year compared with a 53-week fiscal year in 1993. Net sales for the 53rd week impacted fiscal 1993 by approximately $9.5 million compared with fiscal 1994. The 18 Burlington Coat Factory stores opened in fiscal 1993 contributed $61.1 million to net sales in fiscal 1993 compared with $107.5 million in fiscal 1994. The 24 Burlington Coat Factory stores opened in fiscal 1994 contributed $147.0 million to net sales. The two Cohoes Fashions stores opened during fiscal 1994 contributed $8.7 million to net sales and the Decelle stores acquired during the period contributed $19.4 million to net sales.

          Other income decreased $4.2 million from the 1993 period to the 1994 period. The decrease in other income was primarily due to the decreases in leased department rental income, the result of the closing of approximately 30 leased departments which the Company has converted to Company department selling space, and to a decrease in investment income. New store openings and existing store capital improvement expenditures as well as planned inventory growth throughout the Company absorbed excess investable funds during fiscal 1994 resulting in a decrease in interest income of $2.2 million realized during the fiscal year. In addition, the Company lost $.3 million from the sale of investments during the year.

          Cost of sales increased by $178.5 million (22.9%) from the 1993 period to the 1994 period. The dollar increase in cost of sales is attributable to the increases in unit sales from new stores opened during the period, and increases in comparative store sales volume of 6.8% in the 1994 period. Cost of sales as a percentage of net sales increased to 65.2% in the 1994 period from 65.0% in the 1993 period. The 0.2% increase was due primarily to lower margins from the Specialty Operations and increases in shrinkage and freight costs as a percentage of purchases.

          Selling and administrative expenses increased by $77.2 million (22.5%) from the 1993 period to the 1994 period, primarily as a result of increased expenses in connection with the increase in the number of stores. As a percentage of net sales, selling and administrative expenses were 28.6% in both the 1993 period and the 1994 period. In the 1994 fiscal period, the positive effect on selling and administrative costs, as a percentage of sales, created by comparative store sales growth, was partially offset by growth in non-store payroll related expenses and costs incurred to operate the Specialty Operations.

          The increase in depreciation expense of $4.4 million in the 1994 period is mainly attributable to the fixturing and improvements made for the 26 new stores opened during the period.
In addition, the Company acquired the real property associated with five stores during the 1994 fiscal year.

          Interest expense increased slightly from the 1993 period due to the Company's increased use of its lines of credit during the year.

          The effective income tax rates were 36.7% and 37.3% for the 1993 and 1994 periods, respectively. The increase in the effective tax rate in fiscal 1994 is due primarily to an increase in the statutory federal tax rate to 35% in fiscal 1994.

          Income before cumulative effect of change in accounting for income taxes increased $3.1 million (7.3%) to $45.4 million for the fiscal year ended July 2, 1994 compared with the 1993 fiscal year. Income per share before cumulative effect of change in accounting for income taxes increased to $1.12 per share for fiscal 1994 due to comparative stores sales increases and new stores opened during the year. Income before cumulative effect of change in accounting for income taxes, in part, was negatively impacted in fiscal 1994 by an increase in the losses from the Specialty Operations from $.5 million to $3.5 million.

          During the fiscal year ended July 3, 1993, the Company recorded a cumulative effect benefit resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Notes to the Consolidated Financial Statements No. A.6) in the amount of $.6 million ($.02 per share after giving effect to the three-for-two stock split). Net income as a percentage of net sales was 3.6% and 3.1% for the 1993 and 1994 periods, respectively.

          The results of operations for the fourth fiscal quarter of 1994 were negatively impacted in comparison with the prior year's fourth fiscal quarter primarily by a shift in comparable calendar weeks and an earlier Easter selling season to the third quarter of fiscal 1994, shifting approximately $37.0 million in net sales and $9.6 million in pre-tax profit into the third fiscal quarter of 1994. In addition, losses from the newly acquired operations, start up operations and increased store opening costs were approximately $1.6 million.

Liquidity and Capital Resources
-------------------------------

          During the year ended July 1, 1995, the Company opened twenty-nine stores including twenty Burlington Coat Factory Warehouse stores, one specialty men's store, "Fit For Men", five new "Luxury Linens" stores, two "Totally 4 Kids" stores and one "Baby Depot" store. Expenditures incurred to acquire, set up and fixture the twenty-nine new stores opened during fiscal 1995 were approximately $34.7 million. The Company also expended approximately $5.5 million to purchase a building and a ground lease for two of these stores and $5.7 million to renovate one store located in a historic district of New York City to be opened in the first quarter of fiscal 1996. In addition, the Company expended approximately $8.7 million for capital improvements and refurbishing of existing stores. The Company estimates that it will spend approximately $12 million for capital expenditures (i.e., fixtures, equipment and leasehold improvements) in connection with the opening of 12 new stores during fiscal 1996.

          Working capital increased from $275.1 million at July 3, 1993 to $278.6 million at July 2, 1994 and decreased to $245.5 million at July 1, 1995.

          Total funds provided from operations for the fiscal years ended July 3, 1993, July 2, 1994 and July 1, 1995 were $64.7 million, $72.6 million and $45.5 million, respectively. Total funds from operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

          Net cash provided by operating activities of $43.0 million for the fiscal year ended July 1, 1995, increased from $28.3 million in net cash used from operating activities for the comparable period of fiscal 1994. This increase in net cash from operations was due to a reduction in merchandise inventory in the current year of $16.9 million while the prior fiscal year had a $116.0 million inventory increase. The increase in part was offset by a decline in operating profits for the current fiscal year.

          The Company's long-term borrowings at July 1, 1995 include $80 million of long term subordinated notes issued by the Company to institutional investors in June 1990 ("the Notes") and an industrial development bond of $10 million issued by the New Jersey Economic Development Authority.

          The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The interest rate on the industrial development bond financing was originally fixed at 9.78% over the life of these serial and term bonds (the "Bonds"). The Company refinanced its industrial development bonds with the New Jersey Economic Development Authority on September 1, 1995. The original bonds were called at 103 and refinanced with credit enhanced bonds (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds having the same maturity as the original issue. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from

3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.84% and 9.78 years, respectively.

          The Company has in place a committed line of credit agreement in the amount of $40.0 million and $160.0 million in uncommitted lines of credit. The maximum borrowings outstanding under these lines were $147.4 million and $65.0 million during fiscal 1995 and fiscal 1994, respectively. The average borrowings outstanding under the lines were $69.1 million and $15.7 million during fiscal 1995 and 1994 respectively. The weighted average interest rate on outstanding borrowings during fiscal 1995 and 1994 were 5.7% and 3.8%, respectively. Short term borrowings outstanding at July 1, 1995 were $85.9 million compared with $65.0 million at July 2, 1994.

          The increase in short term borrowings at July 1, 1995 over July 2, 1994 is the direct result of poorer sales performance during the current fiscal year. As a result, the Company has reduced its expansion plan to opening approximately 12 additional stores in fiscal 1996. The Company anticipates having its lines of credit paid off by the end of the calender year 1995.

          The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit and from its long term borrowings. The Company may consider replacing some of its short term borrowings with long term financing. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings. The Company believes that the current operating results will not have a material effect on its ability to obtain financing.

          On or about September 23, 1994 three separate class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January 17, 1995. The Company filed a motion to dismiss on May 17, 1995 and a hearing on the motion was held on July 20, 1995. (See part II - Other Information, Item 1 Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter. However, the Company believes the actions are without merit and intends to vigorously defend them.

Inflation
---------

          Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased and , therefore, inflation has not had a significant effect on operations.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          See Index to Financial Statements and following pages.


Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure
          ---------------------------------------------

                              Not Applicable

                                 PART III


Item 10. Directors and Executive Officers of the
         Registrant
         ---------------------------------------

Item 11. Executive Compensation
         ----------------------

Item 12. Security Ownership of Certain Beneficial
         Owners and Management
         ----------------------------------------

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

          In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after July 1, 1995.

                           PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K
           ----------------------------------------

             (a) The following documents are filed as part of this Report.

                                                             Page No.
              1.   Financial Statements

                   Index to Consolidated Financial              30
                     Statements

                   Independent Auditors' Report                 31

                   Consolidated Balance Sheets                  32
                     July 2, 1994 and July 1, 1995

                   Consolidated Statements of Operations        33
                     Fiscal Years Ended July 3, 1993,
                     July 2, 1994 and July 1, 1995

                   Consolidated Statements of                   34
                     Stockholders' Equity for the
                     Fiscal Years Ended July 3, 1993,
                     July 2, 1994 and July 1, 1995

                   Consolidated Statements of Cash              35
                     Flows for the Fiscal Years
                     Ended July 3, 1993,
                     July 2, 1994 and July 1, 1995

                   Notes to Consolidated Financial              37
                     Statements

               2.  Financial Statement Schedules


                   Schedule II - Valuation and                  48
                     Qualifying Accounts

                   Schedule IX - Short-term Borrowing
                   is omitted because the information
                   required is presented in Management's
                   Discussion and Analysis of Financial
                   Condition and Results of Operations
                   appearing on pages 12 through 20
                   of this Report and the Notes to the
                   Consolidated Financial Statements.

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

              3.2  By-laws                                           1/

           *10.1   1993 Stock Incentive Plan                         1/

            10.2   Revolving Credit Agreement dated                  2/
                     August 30, 1985 between the
                     Company and BancOhio National
                     Bank, as amended through Amendment
                     No. 3.

            10.3   Amendment No. 4 to Revolving Credit               1/
                     Agreement between the Company and
                     National City Bank, Columbus
                     (successor to BancOhio National Bank)

            10.4   Loan Agreement dated as of August 1,              54
                     1995 by and between New Jersey
                     Economic Development Authority and
                     Burlington Coat Factory Warehouse
                     of New Jersey, Inc.

            10.5   Assignment of Leases dated as of                 138
                     August 1, 1995 from Burlington
                     Coat Factory Warehouse of New
                     Jersey, Inc. to First Fidelity
                     Bank, National Association
_______________
[FN]
<F1>

(1) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 3, 1993, File No. 1-8739.
<F2>
(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1991, File No. 1-8739.

*Executive Compensation Plan
[/FN]

                                                              Page No.

            10.6   Mortgage and Security Agreement             155
                     dated as of August 1, 1995
                     between Burlington Coat Factory
                     Warehouse of New Jersey, Inc. and
                     First Fidelity Bank, National
                     Association

            10.7   Indenture of Trust dated as of              184
                     August 1, 1995 by and between
                     New Jersey Economic Development
                     Authority and Shawmut Bank
                     Connecticut, National Association

            10.8   Guaranty and Suretyship dated as of         288
                     August 1, 1995 from the Company to
                     First Fidelity Bank, National
                     Association

            10.9   Letter of Credit Reimbursement              305
                     Agreement dated as of August 1, 1995
                     between Burlington Coat Factory
                     Warehouse of New Jersey,
                     Inc. and First Fidelity Bank,
                     National Association

            10.10  Environmental Indemnity Agreement dated     359
                     as of August 1, 1995 between Burlington
                     Coat Factory Warehouse of New Jersey,
                     Inc. and First Fidelity Bank,
                     National Association

            10.11  Burlington Coat Factory Warehouse           368
                     Corporation Amended and Restated
                     Employees Profit Sharing
                     Plan

            10.12  Note Agreement dated June 27, 1990          413

            21     Subsidiaries of Registrant                  479

            23     Consent of Deloitte & Touche LLP,           481
                     independent certified public
                     accountants, to the use of
                     their report on the financial
                     statements of the Company for
                     the fiscal year ended July 1,
                     1995 in the Registration Statements
                     of the Company on Form S-8,
                     Registration No. 2-96332,
                     No. 33-21569, No. 33-51965 and
                     No. 33-61351

            27      Financial Data Schedule                    483

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
               ---------------------------------------------

       Description                          Location
       -----------                          --------
1)  1993 Stock Incentive Plan          Filed as Exhibit 10.1
                                       to the Company's Annual
                                       Report on Form 10-K for
                                       the year ended July 3,
                                       1993, Pages 103-130

            (b)  Reports on Form 8-K

          During the period ended July 1, 1995 the Company did not file any report on Form 8-K.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
               ---------------------------------------------
                   (Registrant)

By:  /s/ Monroe G. Milstein
     ----------------------------
    Monroe G. Milstein, President

Dated: September 28, 1995

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                    Date
----                               -----                    ----
/s/ Monroe G. Milstein       Chief Executive Officer    September 28, 1995
  Monroe G. Milstein           and President (Principal
                               Executive Officer);
                               Director


/s/ Robert L. LaPenta, Jr.   Controller (Principal      September 28, 1995
  Robert L. LaPenta, Jr.       Financial and
                               Accounting Officer)

/s/ Henrietta Milstein       Director                   September 28, 1995
  Henrietta Milstein

_____________________        Director                   September __, 1995
  Harvey Morgan

/s/ Andrew R. Milstein       Director                   September 28, 1995
  Andrew R. Milstein

/s/ Stephen E. Milstein      Director                   September 28, 1995
  Stephen E. Milstein

/s/ Mark A. Nesci            Director                   September 28, 1995
  Mark A. Nesci

______________________       Director                   September __, 1995
  Irving Drillings

                               SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
        ---------------------------------------------
               (Registrant)

By: _____________________________
    Monroe G. Milstein, President

Dated: September   , 1995


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                    Date
----                               -----                    ----
________________________   Chief Executive Officer    September __, 1995
  Monroe G. Milstein         and President (Principal
                             Executive Officer);
                             Director


________________________   Controller (Principal      September __, 1995
  Robert L. LaPenta, Jr.     Financial and
                             Accounting Officer)

________________________   Director                   September __, 1995
  Henrietta Milstein

________________________   Director                   September __, 1995
  Harvey Morgan

________________________   Director                   September __, 1995
  Andrew R. Milstein

________________________   Director                   September __, 1995
  Stephen E. Milstein

________________________   Director                   September __, 1995
  Mark A. Nesci

/s/Irving Drillings        Director                   September 28, 1995
  Irving Drillings

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
        ---------------------------------------------
                             (Registrant)

By: _____________________________
    Monroe G. Milstein, President

Dated: September   , 1995


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                    Date

________________________   Chief Executive Officer    September __, 1995
  Monroe G. Milstein         and President (Principal
                             Executive Officer);
                             Director


________________________   Controller (Principal      September __, 1995
  Robert L. LaPenta, Jr.     Financial and
                             Accounting Officer)

________________________   Director                   September __, 1995
  Henrietta Milstein

/s/ Harvey Morgan          Director                   September 28, 1995
  Harvey Morgan

________________________   Director                   September __, 1995
  Andrew R. Milstein

________________________   Director                   September __, 1995
  Stephen E. Milstein

________________________   Director                   September __, 1995
  Mark A. Nesci

________________________   Director                   September __, 1995
  Irving Drillings

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

                            AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------


                                                         Page No.

Independent auditors' report                               31

Consolidated balance sheets                                32
  July 2, 1994 and July 1, 1995

Consolidated statements of operations for the              33
  fiscal years ended July 3, 1993, July 2,
  1994 and July 1, 1995

Consolidated statements of stockholders'                   34
  equity for the fiscal years ended July 3, 1993, July 2, 1994 and July 1, 1995

Consolidated statements of cash flows for                  35
  the fiscal years ended July 3, 1993, July
  2, 1994 and July 1, 1995

Notes to consolidated financial statements                 37

Financial Statement Schedules

  - Schedule II -- Valuation and Qualifying                48
                      Accounts

  - Schedule IX --   (Omitted since information
        required appears in Management's
        Discussion and Analysis of
        Financial Condition and Results
        of Operations appearing on pages
        12 through 20 of this Report)

  - Schedule X -- (Omitted since information required is included in Note K to the consolidated financial statements)

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and its subsidiaries as of July 1, 1995 and July 2, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended July 1, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries at July 1, 1995 and July 2, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended July 1, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note P to the consolidated financial statements, the Company is a defendant in a consolidated class action lawsuit. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.

As discussed in Note A.6 to the consolidated financial statements, the Company changed its method of accounting for income taxes effective June 28, 1992 to conform with Statement of Financial Accounting Standards No. 109.


DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
September 21, 1995


               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

               (All amounts in thousands except share data)



                                                        July 01,     July 02,
                                                         1995          1994
ASSETS
------

Current Assets:
 Cash and Cash Equivalents                               $ 14,520  $ 21,236
 Accounts Receivable Net of Allowance for Doubtful
         Accounts of 1995--$3,711 and 1994--$4,995         15,326    13,915
 Merchandise Inventories                                  452,026   468,921
 Deferred Tax Asset                                         8,843     6,782
 Prepaid and Other Current Assets                           6,006    17,968
                                                         ------------------
         Total Current Assets                             496,721   528,822

Property and Equipment Net of Accumulated
   Depreciation and Amortization                          224,493   184,590
Other Assets                                               14,055    12,027
                                                          -----------------
Total Assets                                             $735,269  $725,439
                                                          =================
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable                                       $101,046   133,706
  Notes Payable                                            85,900    65,020
  Income Taxes Payable                                      2,064       454
  Other Current Liabilities                                54,177    50,998
  Current Maturities of Long-Term Debt                      8,066        54
                                                         ------------------
         Total Current Liabilities                        251,253   250,232

Long-Term Debt                                             83,298    91,369
Other Liabilities                                           9,728     7,151
Deferred Tax Liability                                      5,971     6,830

Stockholders' Equity:
 Unrealized Loss-Marketable Securities                         (8)      (20)
 Foreign Currency Translation Adjustment                       --       284
 Preferred Stock, Par Value $1; Authorized
  5,000,000 shares; none issued and outstanding                --        --
 Common Stock, Par Value $1; Authorized 100,000,000 shares;
  41,139,012 shares issued and outstanding at July 1, 1995
  41,122,459 shares issued and outstanding at July 2, 1994 41,139    41,122
 Capital in Excess of Par Value                            25,143    24,592
 Retained Earnings                                        320,595   305,729


 Treasury Stock at Cost; 1995 and 1994--427,387 Shares     (1,850)   (1,850)

   Total Stockholders  Equity                             385,019   369,857
Total Liabilities and Stockholders' Equity               $735,269  $725,439


See notes to consolidated financial statements


               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


               (All amounts in thousands except share data)

                                            YEAR         YEAR        YEAR
                                            ENDED        ENDED       ENDED
                                           July 01,     July 02,    July 03,
                                            1995          1994       1993
                                         ------------------------------------
REVENUES:

Net Sales                                $1,584,942   $1,468,440   $1,198,305
Other Income                                 12,086       12,236       16,478
                                         ------------------------------------

                                          1,597,028    1,480,676    1,214,783
                                         ------------------------------------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
   Depreciation and Amortization)         1,060,212      956,818      778,306
 Selling and Administrative Expenses        471,947      420,046      342,799
 Depreciation and Amortization               26,327       21,528       17,090
 Interest Expense                            13,602        9,873        9,774
                                          -----------------------------------
                                          1,572,088    1,408,265    1,147,969
                                          -----------------------------------

Income Before Provision for
 Income Taxes and Cumulative Effect
 of Change in Accounting Principle           24,940       72,411      66,814

Provision for Income Taxes                   10,074       27,028      24,512
                                          -----------------------------------
Income Before Cumulative Effect
  of Change in Accounting Principle          14,866       45,383      42,302

 Cumulative Effect of Change in
  Accounting Principle (See note 6)              --           --         601
                                          -----------------------------------

Net Income                                  $14,866    $  45,383   $  42,903
                                          ===================================

Earnings Per Share:
  Income Per Share Before Cumulative
   Effect of Change in Accounting
   Principle                            $     0.37    $     1.12   $     1.04


Income Per Share From Cumulative
  Effect of Change in Accounting
  Principle                                    --             --         0.02
                                       --------------------------------------
Net Income Per Share                   $     0.37     $     1.12    $    1.06
                                       =======================================
Weighted Average Shares Outstanding    40,710,683     40,632,201   40,503,350
                                       =======================================
Dividends Per Share                            --            --            --
                                       =======================================

See notes to consolidated financial statements

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        YEARS ENDED JULY 03, 1993, JULY 02, 1994 AND JULY 01, 1995

                        (All amounts in thousands)


                                       Capital in                       Valuation
                              Common   Excess of   Retained   Treasury  Allowance
                              Stock    Par Value   Earnings    Stock               Total
-----------------------------------------------------------------------------

Balance at June 27, 1992     $27,247    $35,872     $217,443   ($1,850)          $278,712
Net Income                                            42,903                       42,903
Stock Options Exercised          101      1,406                                     1,507
Net Unrealized Loss on
 Noncurrent Marketable
 Securities                                                              ($11)        (11)
Stock Split                   13,680    (13,680)                                        0
                             ------------------------------------------------------------
Balance at July 03, 1993      41,028     23,598      260,346    (1,850)   (11)    323,111
Net Income                                            45,383                       45,383
Stock Options Exercised           81      1,007                                     1,088
Net Unrealized Loss on
 Noncurrent Marketable
 Securities                                                               (9)          (9)
Equity Adjustment for
 Translation                                                             284          284
Stock Split Adjustment            13       (13)                                         0
                             ------------------------------------------------------------

Balance at July 02, 1994      41,122    24,592       305,729    (1,850)  264      369,857
Net Income                                            14,866                       14,866
Stock Options Exercized           17       551                                        568
Net Unrealized Gain on
 Non-Current  Marketable
 Securities                                                               12           12
Equity Adjustment for
 Translation                                                            (284)        (284)
                             _____________________________________________________________
Balance at July 01, 1995     $41,139   $25,143      $320,595   ($1,850)  ($8)     $385,019
                             =============================================================


See notes to consolidated  financial statements



                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (All amounts in thousands)
                                                  Year Ended
                                               July 01,   July 02,   July 03,
                                                 1995       1994       1993
                                              -------------------------------
OPERATING ACTIVITIES

Net Income                                    $  14,866   $ 45,383   $42,903
 Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
  Depreciation and Amortization                  26,327     21,528    17,090
  Provision for Losses on Accounts Receivable     5,162      4,821     3,690
  Provision for Deferred Income Taxes            (2,920)      (826)      193
  Loss on Disposition of Fixed Assets               536        203       378
  Rent Expense and Other                          1,521      1,527     1,041
  Cumulative Effect of Change in Accounting for
    Income Taxes                                     -          -       (601)
Changes in Operating Assets and Liabilities:
   Accounts Receivable                           (3,032)    (8,674)   (4,741)
   Merchandise Inventories                       16,895   (116,002)  (88,780)
   Prepaids and Other Current Assets             11,962     (1,327)   (7,551)
   Accounts Payable                             (32,660)    17,499    44,703
   Other Current Liabilities                      4,389      7,525     2,766
                                              -------------------------------
    Net Cash Provided by (Used in)
      Operating Activities                       43,046    (28,343)   11,091
                                              -------------------------------
INVESTING ACTIVITIES
  Acquisition of Property and Equipment         (66,900)   (63,686)  (39,836)
  Short-Term Investments-Net                          -     16,421    41,623
  Proceeds From Sale of Fixed Assets                 27         17        14
  Issuance of Long-Term Notes Receivable         (5,202)    (3,668)   (2,241)
  Receipts Against Long-Term Notes Receivable     1,611        609       442
  Acquisition of Investments                          -          -      (155)
  Proceeds From Sale of Investments                   -          -       113
  Acquisition of Leasehold                       (2,652)    (2,050)        -
  Minority Interest                                 (66)       497         -
  Other                                           2,031        568        43
                                              -------------------------------
     Net Cash (Used in) Provided by
       Investing Activities                     (71,151)   (51,292)        3
                                              -------------------------------
FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt              (59)      (118)   (3,069)
  Issuance of Common Stock Upon Exercise of
    Stock Options                                   568      1,088     1,507
  Net Borrowings Under Line of Credit            20,880     65,020         -
                                               ------------------------------
  Net Cash Provided by (Used in)
    Financing Activities                         21,389     65,990    (1,562)
                                               ------------------------------
  (Decrease) Increase in Cash and
     Cash Equivalents                            (6,716)   (13,645)    9,532
  Cash and Cash Equivalents at
      Beginning of Period                        21,236     34,881    25,349
                                               ------------------------------
  Cash and Cash Equivalents at
      End of Period                            $ 14,520   $ 21,236   $34,881
                                               ==============================
  Interest Paid                                $ 13,490   $  9,873   $13,925
                                               ==============================
  Income Taxes Paid                            $ 10,900   $ 32,414   $21,955
                                               ==============================

See notes to consolidated financial statements


                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-Cash Financing and Investing Activities:

    The Company wrote off certain fixed assets with a book value of $.4 million, $.2 million and $.5 million for the fiscal years 1993, 1994 and 1995 respectively.

See notes to consolidated  financial statements

Notes to Consolidated Financial Statements
----------------------------------------------------------------------------
A. Summary of Significant Accounting Policies

    1. Business
    Burlington Coat Factory Warehouse operates 211 stores which sell off-price apparel for men, women and children. A majority of those stores offer a home linens department and baby room furniture department.
    The Company also operates stores under the names "Cohoes Fashions" (five stores), "Decelle" (eight stores), "Luxury Linens" (nine stores), "Totally 4 Kids" (three stores), "Fit For Men" (one store), and "Baby Depot" (one store). Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop item, gifts and accessories and offers merchandise in the middle to higher range. Totally 4 Kids is a new moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, childrens's books, toys computer software for kids and educational tapes in a family environment. "Fit For Men" is a stand alone mens store specializing in special size mens wear. "Baby Depot" is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories.

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

    6. Income taxes
    Effective June 28, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes. The adoption of SFAS 109 created a $.6 million benefit ($.02 per share) and was accounted for in fiscal 1993 as a cumulative change in accounting principle.

    7. Income per share
    Income per share is based on the weighted average number of shares outstanding during each period. The dilutive effect of stock options is not material.

    8. Cash and Cash Equivalents
    Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalent investments amounted to $.8 million at July 1, 1995 and $.9 million at July 2, 1994.

    9. Fiscal year end date
    The Company's fiscal year is a 52-53 week year with its year ending on the Saturday closest to June 30th of each year. Fiscal 1993 ended July 3, 1993 and comprised 53 weeks, whereas fiscal 1995 and fiscal 1994 ended July 1, 1995 and July 2, 1994, respectively, and comprised 52 weeks each.

    10. Other income
    Other income is primarily rental income received from leased departments and interest income.

    11.  Reclassifications
    Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current year.

B. Stock Splits
On September 13, 1993, the Board of Directors declared a three-for-two split of the Company's common stock effective October 4, 1993, to stockholders of record on September 24, 1993. This stock split was effected in the form of a 50% stock dividend by the distribution of one additional share for every two shares of stock already issued. The par value of the common stock remained at $1.00 per share. As a result, $13.68 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock. Common stock and paid in capital in excess of par value accounts as of July 3, 1993 were adjusted to give effect to the stock split. All amounts per share were adjusted to give retroactive effect to the stock split.

C. Investments
Investments (which are incuded in Other Assets) consist of the following:

__________________________________________________________________________

                                             Fair   Value
                                     _____________________________________

                                       July 1,        July 2,
                                        1995           1994

                                            (in thousands)
-----------------------------------------------------------------------------

Long-Term:
   Common Stock (cost: 1995,
    $34; 1994, $34)                    $ 16           $  9
   Preferred Stock (cost: 1995,
     $69; 1994, $69)                     79             74
-----------------------------------------------------------------------------

                                       $ 95           $ 83
_____________________________________________________________________________

D. Property and Equipment
Property and equipment consists of:

-----------------------------------------------------------------------------
                                        July 1,       July 2,
                                         1995          1994
                                           (in thousands)
-----------------------------------------------------------------------------
Land                                    $ 21,181     $ 14,989
Buildings                                 81,191       78,626
Store Fixtures and Equipment             188,072      155,359
Leasehold Improvements                    60,546       35,581
Construction in Progress                     ---        1,100
-----------------------------------------------------------------------------
                                         350,990      285,655
-----------------------------------------------------------------------------
Less Accumulated Depreciation
  and Amortization                      (126,497)    (101,065)
-----------------------------------------------------------------------------
                                        $224,493     $184,590
-----------------------------------------------------------------------------


E. Accounts Payable
Accounts payable consists of the following:

------------------------------------------------------------------------------
                                       July 1,        July 2,
                                        1995           1994

                                          (in thousands)
------------------------------------------------------------------------------

Accounts Payable-Trade                  $ 76,571     $114,549
Accounts Payable-Due Banks                 7,641        3,258
Other                                     16,834       15,899
------------------------------------------------------------------------------
                                        $101,046     $133,706
------------------------------------------------------------------------------

F. Lines of Credit
The Company had a committed line of credit of $40.0 million at July 1, 1995 and July 2, 1994. The Company also had uncommitted lines of credit of $160.0 million and $130.0 million at July 1, 1995 and July 2, 1994, respectively. Short-term borrowings outstanding under these committed and uncommitted lines were $85.9 million and $65.0 at July 1, 1995 and July 2, 1994, respectively. Letters of credit outstanding against these lines were $36.9 million and $50.4 million at July 1, 1995 and July 2, 1994, respectively.

The maximum borrowings outstanding under these lines were $147.4 million and $65.0 million during fiscal 1995 and fiscal 1994 respectively. The average borrowings outstanding under these lines were $69.1 million during fiscal 1995 and $15.7 million during fiscal 1994.

The weighted average interest rate on outstanding borrowings during fiscal 1995 was 5.7%. The weighted average interest rate on outstanding borrowings during fiscal 1994 was 3.8%.

Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate. The $40 million committed line of credit requires a commitment fee on the unused portion of 1/5 of 1 percent.

The Company's committed line of credit renews annually and is available through 1998. The uncommitted lines of credit are cancellable at any time.

G. Long-Term Debt:
      Long-term debt consists of:

-------------------------------------------------------------------------------
                                       July 1,        July 2,
                                        1995           1994
                                           (in thousands)
-------------------------------------------------------------------------------

Subordinated Notes, 10.6%, due in
  annual $8 million payments from
  June 1996 to June 2005               $ 80,000       $ 80,000
Industrial Revenue Bonds, 9.78%,
  due in semi-annual payments of
  various amounts from September 1,
  1996 to September 1, 2010              10,000         10,000
Urban Development Action Grant, non-
  interest bearing, due April 1999          917            917
Promissory note, due at various dates
  through 2000 (interest rate
  imputed at 10.6%)                         447            506
-------------------------------------------------------------------------------

Subtotal                                 91,364         91,423

Less current portion                     (8,066)           (54)
-------------------------------------------------------------------------------
Long-Term Debt                         $ 83,298        $91,369
-------------------------------------------------------------------------------

The Industrial Revenue Bonds and Urban Development Action Grant were issued in connection with the construction of the Company's distribution center. The Bonds are secured by a first mortgage on the Company's distribution center. The Urban Development Action Grant was secured by a second mortgage on the facility.

Indebtedness totaling $10.9 million are secured by land and buildings with a net book value of $20.2 million at July 1, 1995.

On September 1, 1995 the Company called the Industrial Revenue Bonds at 103 and simultaneously refinanced these bonds with fixed rate bonds with an average interest rate of 5.84%. The new Industrial Revenue Bonds have the same maturity schedule as the original bonds and are also secured by a first mortgage on the Company's home office and distribution center.

Long-term debt maturing in each of the next five fiscal years is as follows: 1996 - $8.1 million; 1997 - $8.4 million; 1998 - $8.4 million;
1999 - $9.4 million and 2000 - $8.5 million.

Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At July 1, 1995, $176.6 million of the Company's retained earnings of $320.6 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

H. Sales from Leased Departments
Retail sales from certain leased departments, included in net sales, amounted to $27.4 million, $18.8 million, and $15.8 million in fiscal 1995, fiscal 1994 and fiscal 1993, respectively.

I. Lease Commitments
The Company leases 218 stores and office spaces under operating leases that will expire principally during the next twenty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments under the operating leases:

------------------------------------------------------------------
                                       (in thousands)
Fiscal Year
__________________________________________________________________

1996                                        $  55,831
1997                                           54,376
1998                                           52,395
1999                                           49,225
2000                                           43,511
Thereafter                                    324,485
------------------------------------------------------------------
Total minimum lease payments                $ 579,823
------------------------------------------------------------------


The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $16.0 million under non-cancelable subleases and other contingent rental agreements.

Total rental expenses under operating leases for the periods ended July 1, 1995, July 2, 1994 and July 3, 1993 were $57.1 million, $47.3 million, and $39.3 million, respectively, including contingent rentals of $2.5 million, $1.5 million and $1.0 million. Rent expense for the above periods has not been reduced by sublease rental income of $6.1 million, $4.9 million and $6.9 million which has been included in other income for the periods ended July 1, 1995, July 2, 1994 and July 3, 1993, respectively.

The Company has irrevocable letters of credit in the amount of $14.5 million to guarantee payment and performance under certain leases and insurance contracts.

J. Employee Retirement Benefit Plans
The Company has a noncontributory profit-sharing plan covering full-time employees who meet age and service requirements. Under the plan, the Company's contribution is determined annually by the Board of Directors. Profit sharing contributions were $.9 million, $4.2 million and $3.7 million respectively, for the periods ended July 1, 1995, July 2, 1994 and July 3, 1993.

K. Income Taxes
The provision for income taxes is summarized as follows:

----------------------------------------------------------------------

Year ended                    1995       1994        1993
                                  (in thousands)
----------------------------------------------------------------------
Current:
Federal                      $10,737    $24,779     $20,795
State and Local                2,257      3,075       3,309
----------------------------------------------------------------------
Subtotal                      12,994     27,854      24,104
Deferred                      (2,920)      (826)        408
----------------------------------------------------------------------
Total                        $10,074     $27,028    $24,512
----------------------------------------------------------------------


A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:


______________________________________________________________________

Year ended                      1995        1994      1993
______________________________________________________________________

Tax at statutory rate           35.0%       35.0%     34.0%
State income taxes, net
  of federal benefit             4.7         2.8       3.2
Job tax credit                   (.3)        (.9)      (.8)
Other charges                    1.0          .4        .3
----------------------------------------------------------------------
Effective tax rate              40.4%       37.3%     36.7%
______________________________________________________________________


As discussed in Note A.6, the Company adopted SFAS No. 109 for the fiscal year beginning June 28, 1992, and the cumulative effect of this change is reported in the 1993 consolidated statement of operations. Deferred income taxes for 1995 and 1994 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109 and are more inclusive in nature than "timing differences" as determined under previously applicable accounting principles.

On August 10, 1993 the Omnibus Budget Reconciliation Act was enacted which increases federal tax rates from 34% to 35%. The effect on current and deferred taxes of this change in tax rates was not significant and was recognized in income during fiscal 1994.

Temporary differences which give rise to deferred tax assets and liabilities at July 1, 1995 and July 2, 1994 are as follows:


--------------------------------------------------------------------------------
Year Ended                        1995                         1994
                           Deferred   Deferred        Deferred       Deferred
                             Tax         Tax            Tax            Tax
                            Assets    Liabilities      Assets       Liabilities
                                           (in thousands)
--------------------------------------------------------------------------------

Current:
  Allowance for doubtful
    accounts               $1,494                      $1,954
  Compensated absences        657                         676
  Inventory costs
    capitalized for tax
    purposes                3,544                       2,845
  Insurance Reserves        4,836                       2,746
  Prepaid Items deductible
    for tax purposes                     $2,117          ---           $1,439
  Other                       429                        ---
-------------------------------------------------------------------------------
                           10,960         2,117         8,221           1,439
-------------------------------------------------------------------------------
Non-Current:
    Depreciation                          9,706           ---           8,281
    Accounting for rent
      expense               1,131           ---         1,261             ---
    Pre-opening cost        2,414           ---           ---
   Other                      190                         190             ---
-------------------------------------------------------------------------------
                           $3,735        $9,706        $1,451          $8,281
-------------------------------------------------------------------------------

No valuation account is deemed necessary.

L. Supplementary Income Statement Information


-------------------------------------------------------------------------------
Year ended                   1995         1994        1993
                                  (in thousands)
-------------------------------------------------------------------------------
Advertising                $42,345      $38,793     $35,384

Repairs and Maintenance    $15,533      $13,330     $10,696
-------------------------------------------------------------------------------

All other required items are omitted since they are less than 1% of total revenues.

M. Incentive Plans
In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan") which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988 the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares under this Plan. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 450,000 shares of common stock have been reserved for issuance under the 1993 Plan. A summary of stock options transactions in fiscal 1993, 1994 and 1995 is as follows (all data have been restated to reflect the three-for-two stock split):


------------------------------------------------------------------
                              Number         Option Price
                              of Shares        Per Share
------------------------------------------------------------------
Options outstanding
  June 27, 1992    . . . . .   541,923    $ 4.48 to $ 8.30
Options issued     . . . .       9,000    $11.08
Options cancelled  . . . . .   (20,236)   $ 4.48 to $ 8.22
Options exercised  . . . . .  (151,286)   $ 4.75 to $ 8.22
------------------------------------------------------------------
Options outstanding
  July 3, 1993     . . . . .   379,401    $ 4.48 to $ 8.30
Options issued     . . . . .    25,100    $24.69
Options cancelled  . . . . .    (5,445)   $ 4.74 to $ 7.37
Options exercised  . . . . .   (81,011)   $ 4.74 to $ 7.37
------------------------------------------------------------------
Options outstanding
  July 2, 1994     . . . . .   318,045    $ 4.74 to $24.69
Options issued     . . . . .    38,200    $11.50
Options cancelled  . . . . .    (5,290)   $ 4.74 to $ 7.37
Options exercised  . . . . .   (16,404)   $ 4.74 to $ 7.37
------------------------------------------------------------------
Options outstanding
  July 1, 1995     . . . . .   334,551    $ 4.74 to $24.69
Options exercisable. . . . .   296,351    $ 4.74 to $24.69
------------------------------------------------------------------

Included in the above are options to purchase 2,250 shares of stock issued to a member of the Board of Directors at $8.22 per share which were exercised during the year ended July 2, 1994. To date, only stock options have been granted under both the 1983 Plan and the 1993 Plan.

N. Interim Financial Information (Unaudited)
(All amounts in thousands except per share data.)


--------------------------------------------------------------------------------
                                                                        Income
                                          Provision                     (Loss)
                                         (Benefit)           Net        per
              Net           Gross         for Income         Income     Share
              Sales         Profit        Taxes              (Loss)      (1)
-------------------------------------------------------------------------------

1995:
First        $299,242      $105,875       $(4,675)            $(7,526) $(.18)
Second        656,492       218,309        26,442              43,115    1.06
Third         324,457       107,901        (5,144)             (9,029)   (.22)
Fourth        304,751        92,645        (6,549)            (11,694)   (.29)
_______________________________________________________________________________

1994:
First        $241,215       $85,445       $(1,352)            $(2,916)  $(.07)
Second        625,420       218,924        33,914              56,082    1.38
Third         327,413       114,453         1,727               2,828     .07
Fourth        274,392        92,800        (7,261)            (10,611)   (.26)


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

O. Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the short maturities of these items.

Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair value of notes payable and long-term debt (including current maturities) are as follows:

_____________________________________________________________________________
                                     July 1,             July 2,
                                      1995                1994
                                                (in thousands)

                                  Carrying  Fair      Carrying    Fair
                                  Amount    Value     Amount      Value
-----------------------------------------------------------------------------

Notes Payable                     $85,900   $85,900   $65,020   $ 65,020

Long-Term Debt
 (including current maturities)   $91,364   $92,930   $91,423   $102,800
-----------------------------------------------------------------------------

The fair values presented herein are based on pertinent information available to management as of the respective year ends. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

P. Legal Matters
In late September, 1994, the Company received summons and complaint in three separate purported class action lawsuits. Each of the complaints was consolidated into a single amended complaint which seeks unspecified damages and alleges a cause of action arising under certain federal securities laws for alleged material misstatements and omissions in public statements by the Company and five executive officers purportedly causing the market price of the Company's common stock to be artificially inflated during the period October 4, 1993 through September 23, 1994, inclusive. The Company is unable to fully assess the impact of such actions at this time but believes they are without merit. Accordingly, no provision for any loss that may result upon resolution of these matters has been made in the accompanying consolidated financial statements.

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

Market for the Registrant's Common Equity and Related Stockholder Matters The Company's Common Stock is traded on the New York Stock Exchange, Inc. and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from July 4, 1993 to July 1, 1995 and for the two months ended August 31, 1995 (all data has been restated to reflect the three-for-two stock split effected on September 24, 1993):


-----------------------------------------------------------------
Period                          Low Price           High Price
----------------------------------------------------------------

July 4, 1993 to                   13 1/8              19 3/8
October 2, 1993
-----------------------------------------------------------------
October 3, 1993 to                19                  24 1/2
January 1, 1994
-----------------------------------------------------------------
January 2, 1994 to                18                  28 1/4
April 2, 1994
-----------------------------------------------------------------
April 3, 1994 to                  16 3/4              27 1/2
July 2, 1994
-----------------------------------------------------------------
July 3, 1994 to                   12 2/3              24 3/4
October 1, 1994
-----------------------------------------------------------------
October 2, 1994 to                10 1/4              14 1/8
December 31, 1994
-----------------------------------------------------------------
January 1, 1995 to                8 1/2               11 7/8
April 1, 1995
-----------------------------------------------------------------
April 2, 1995 to                  9 7/8               11 1/4
July 1, 1995
-----------------------------------------------------------------
July 2, 1995 to                   10                  13 3/4
August 31, 1995
-----------------------------------------------------------------


    As of August 31, 1995, there were 639 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.


                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                Schedule II - Valuation and Qualifying Accounts
                           (All amounts in thousands)

-------------------------------------------------------------------------------
COL. A               COL. B           COL. C             COL. D       COL.E
-------------------------------------------------------------------------------
DESCRIPTION          BALANCE AT              CHARGED TO  DEDUCTIONS- BALANCE AT
                     BEGINNING   CHARGED TO    OTHER     ACCOUNTS      END OF
                     OF PERIOD    EXPENSE    ACCOUNTS    WRITTEN OFF   PERIOD
-------------------------------------------------------------------------------
Period ended 7/01/95

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE    $4,995     $5,162         $0      $(6,446)     $3,711
                      ---------------------------------------------------------
Period ended 7/02/94

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE    $4,237     $4,821         $0      $(4,063)     $4,995
                      ---------------------------------------------------------

Period ended 7/03/93

ALLOWANCE FOR DOUBTFUL
  ACCOUNTS-
  ACCOUNTS RECEIVABLE   $3,723     $3,690         $0      $(3,176)    $4,237
                       --------------------------------------------------------


                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                              File No. 1-8739
=============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                              EXHIBITS FILED WITH

                                   FORM 10-K

                             FOR FISCAL YEAR ENDED

                                  July 1, 1995

                                     under

                      The Securities Exchange Act of 1934






                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

             (Exact Name of Registrant as specified in its Charter)










------------------------------------------------------------------------------

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

  3.2        By-laws                                      1/

 10.1        1993 Stock Incentive Plan                    1/

 10.2        Revolving Credit Agreement dated             2/
               August 30, 1985 between the Company
               and BancOhio National Bank as amended
               through Amendment No. 3

 10.3        Amendment No. 4 to Revolving Credit          1/
               Agreement between the Company and
               National City Bank, Columbus (successor
               to BancOhio National Bank)

 10.4        Loan Agreement dated as of                   54
               August 1, 1995 by and between
               New Jersey Economic Development
               Authority and Burlington Coat Factory
               Warehouse of New Jersey, Inc.

 10.5        Assignment of Leases dated as of            138
               August 1, 1995 from Burlington
               Coat Factory Warehouse of New
               Jersey, Inc. to First Fidelity Bank,
               National Association

 10.6        Mortgage and Security Agreement dated       155
               as of August 1, 1995 between Burlington
               Coat Factory Warehouse of New Jersey,
               Inc. and First Fidelity Bank, National
               Association

[FN]
_______________

<F1>
(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 3, 1993, File No. 1-8739.
<F2>
(2) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1991, File No. 1-8739.

Exhibits                                                          Page No.
--------                                                          --------

 10.7        Indenture of Trust dated as of                        184
               August 1, 1995 by and between
               New Jersey Economic Development
               Authority and Shawmut Bank
               Connecticut, National Association


 10.8        Guaranty and Suretyship Agreement dated               288
               as of August 1, 1995 from the Company
               to First Fidelity Bank, National
               Association

 10.9        Letter of Credit Reimbursement Agreement              305
               dated as of August 1, 1995 between
               Burlington Coat Factory Warehouse of
               New Jersey, Inc. and First Fidelity
               Bank, National Association

 10.10       Environmental Indemnity Agreement dated               359
               as of August 1, 1995 between Burlington
               Coat Factory Warehouse of New Jersey,
               Inc. and First Fidelity Bank, National
               Association

 10.11       Burlington Coat Factory Warehouse                     368
               Corporation Amended and Restated
               Employees Profit Sharing Plan

 10.12       Note Agreement dated June 27, 1990                    413

    21       Subsidiaries of Registrant                            479

    23       Consent of Deloitte & Touche LLP                      481
               independent certified public accountants, to the use of their report on the financial statements of the Company for the fiscal year ended July 1 1995 in the Registration
               Statements of the Company on Form S-8,
               Registration No. 2-96332, No. 33-21569,
               No. 33-51965 and No. 33-61351

    27       Financial Data Schedule                               483