Form 10-Q
period 1995-09-30
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1995-11-14
CIK 718916

FORM 10-Q

                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended September 30, 1995
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ... to ...

                         Commission File No. 1-8739

          Burlington Coat Factory Warehouse Corporation
     (Exact name of registrant as specified in its charter)

           Delaware                                22-1970303
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

       1830 Route 130 North
      Burlington, New Jersey                          08016

(Address of principal executive offices)            (Zip Code)

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

            Yes       X               No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at November 6, 1995
Common stock, par value $1                41,149,051

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

                                 I N D E X

                                                        Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets -                  3
   September 30, 1995 (unaudited), July 1, 1995 and
   October 1, 1994 (unaudited)

  Condensed consolidated statements of operations -        4
   Three months ended September 30, 1995 and
   October 1, 1994 (unaudited)

  Condensed consolidated statements of cash flows          5
   Three months ended September 30, 1995 and
   October 1, 1994 (unaudited)

   Notes to condensed consolidated financial statements    6

 Item 2.  Management's discussion and analysis of      7 -11
          results of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                               12

 Item 6.  Exhibits and reports on Form 8-K                12

SIGNATURES                                                13

                      * * * * * * * * * * * *

      BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                        (All amounts in thousands)

                                September 30,          July 1,              October 1,
                                    1995                1995                  1994

                                  (Unaudited)          (Note A)           (Unaudited)
ASSETS
Current Assets:
 Cash and Cash Equivalents         $  35,215            $  14,520      $   4,171
 Accounts Receivable                  19,081               15,326         16,793
 Merchandise Inventories             582,717              452,026        659,169
 Deferred Tax Assets                  17,257                8,843         11,820
 Prepaid and Other Current Assets      9,654                6,006         36,075

 Total Current Assets                663,924              496,721        728,028

Property and Equipment Net of Accumulated
   Depreciation and Amortization     217,678              224,493        192,528
Other Assets                          11,029               14,055         15,394

Total Assets                       $ 892,631            $ 735,269      $ 935,950


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                  $ 255,954            $ 101,046      $ 290,921
 Notes Payable                        84,300               85,900        119,500
 Income Taxes Payable                  1,909                2,064          --
 Other Current Liabilities            68,753               54,177         57,817
 Current Maturities of Long Term Debt  8,066                8,066             61

Total Current Liabilities            418,982              251,253        468,299

Long Term Debt                        83,282               83,298         91,348
Other Liabilities                     10,010                9,728          7,112
Deferred Tax Liability                 6,489                5,971          7,177

Stockholders' Equity:
 Unrealized Loss-Marketable Securities    (8)                  (8)           (20)
 Equity Adjustment for Foreign Currency
   Translation                            --                   --            (94)
 Preferred Stock                          --                   --             --
 Common Stock                         41,140               41,139         41,130
 Capital in Excess of Par Value       25,152               25,143         24,645
 Retained Earnings                   309,434              320,595        298,203
 Less Treasury Stock at Cost          (1,850)              (1,850)        (1,850)

Total Stockholders' Equity           373,868              385,019        362,014

Total Liabilities and
 Stockholders' Equity               $892,631             $735,269      $ 935,950

See notes to the condensed consolidated financial statements.

Note A: The balance sheet at July 1, 1995 has been derived from the audited financial statements at that date.

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

             (All amounts in thousands except per share data)

                                                                  Three Months Ended
                                                              September 30,        October 1,
                                                                  1995              1994
REVENUES:

Net Sales                                                   $  291,227       $  299,242
Other Income                                                     4,401            2,115

Total Revenues                                                 295,628          301,357


COSTS AND EXPENSES:
 Cost of Sales (Exclusive of Depreciation and Amortization)    194,141          193,367
 Selling and Administrative Expenses                           109,553          110,384
 Depreciation and Amortization                                   6,905            6,125
 Interest Expenses                                               3,951            3,682

Total Costs and Expenses                                       314,550          313,558

Loss Before Benefit for Income Taxes                           (18,922)         (12,201)

Benefit For Income Taxes                                        (7,761)          (4,675)

Net Loss                                                      ($11,161)         ($7,526)


Earnings (Loss) Per Share:
  Net Loss Per Share                                            ($0.27)          ($0.18)


Weighted Average Shares Outstanding                         40,711,856       40,698,184


See notes to the condensed consolidated financial statements.

       BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                        (All amounts in thousands)
                                                                       Three Months Ended
                                                                    September 30,     October 1,
                                                                        1995            1994

OPERATING ACTIVITIES
  Net Loss                                                           ($11,161)         ($7,526)
   Adjustments to Reconcile Net loss to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                                      6,905            6,125
     Provision for Deferred Income Taxes                               (7,896)          (4,691)
     Gain on Disposition of Fixed Assets                               (1,979)             --
     Rent Expense and Other                                             1,263              778
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                                              (4,664)          (3,630)
      Merchandise Inventories                                        (130,691)        (190,248)
      Prepaids and Other Current Assets                                (3,662)         (18,107)
      Accounts Payable                                                154,908          157,215
      Other Current Liabilities                                        13,921            6,365

        Net Cash Provided by (Used in) Operating Activities            16,944          (53,719)

INVESTING ACTIVITIES
       Acquisition of Property and Equipment                          (15,200)         (14,043)
       Proceeds From Sale of Fixed Assets                              17,625             --
       Issuance of Long Term Notes Receivable                            (359)          (2,087)
       Receipts Against Long Term Notes Receivable                      3,684              152
       Acquisition of Leasehold                                           --            (1,652)
       Minority Interest                                                   57               97
       Other                                                             (450)            (340)

         Net Cash Provided by (Used in) Investing Activities            5,357          (17,873)


FINANCING ACTIVITIES
      Principal Payments on Long Term Debt                                (16)             (14)
      Issuance of Common Stock Upon Exercise of
        Stock Options                                                      10               61
      Net (Repayments) Borrowings Under Lines of Credit                (1,600)          54,480

        Net Cash (Used in) Provided by Financing Activities            (1,606)          54,527

        Increase (Decrease) in Cash and Cash Equivalents               20,695          (17,065)
        Cash and Cash Equivalents at Beginning of Period               14,520           21,236

        Cash and Cash Equivalents at End of Period                    $35,215           $4,171

        Interest Paid:                                                 $1,995           $1,795
        Income Taxes Paid:                                               $289           $1,084

See notes to the condensed consolidated financial statements.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                            AND SUBSIDIARIES
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTHS ENDED SEPTEMBER 30, 1995 AND OCTOBER 1, 1994


1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, (which are of a normal and recurring nature), necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the three months ended September 30, 1995 and the corresponding period ended October 1, 1994 are not necessarily indicative of results for the fiscal year.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 29, 1995.

3. Inventories as of September 30, 1995 and October 1, 1994 are stated at the lower of FIFO cost or market, as valued by the gross profit method. Inventories as of July 1, 1995 were valued by the retail inventory method.

4. As of September 30, 1995, the Company had a deferred tax liability of $6.5 million and a current deferred tax asset of $17.3 million. As of October 1, 1994, the Company had a deferred tax liability of $7.2 million and a current deferred tax asset of $11.8 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $7.1 million for the three months ended September 30, 1995 compared with $4.1 million for the similar period of fiscal 1995.

6. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month periods ended September 30, 1995 and October 1, 1994.

                              Percentage of Net Sales
                                Three Months Ended

                         September 30,   October 1,
                            1995           1994

Net Sales                  100.0%          100.0%

Costs and expenses:
Cost of sales               66.7            64.6
Selling & administrative
 expenses                   37.6            36.9
Depreciation &
  amortization               2.4             2.1

Interest expense             1.3             1.2
                          --------       --------
                           108.0           104.8
                          --------       --------
Other income                 1.5              .7
                          --------       --------

Loss before income taxes    (6.5)           (4.1)

Income tax benefit           2.7             1.6
                          --------       --------

Net loss                    (3.8%)          (2.5%)
                          ========       ========

Three Months Ended September 30, 1995 and October 1, 1994
------------------------------------------------------------
Net sales decreased by $8.0 million (2.7%) for the three month period ended September 30, 1995 compared with the similar period a year ago. Comparative store sales decreased 12.5%. New Burlington Coat Factory stores opened subsequent to October 1, 1994 contributed $19.3 million to this quarter's sales. Stores which were in operation a year ago, but which were closed prior to this year's first quarter contributed $3.8 million to last year's first quarter sales. Specialty stores opened subsequent to last fiscal year's first quarter, including two Totally 4 Kids stores, and five Luxury Linens stores, contributed sales of $4.1 million to this year's first quarter. The Cohoes stores showed a comparative stores sales decrease of 19.8%, while contributing $9.5 million to this year's first quarter sales compared with $11.9 million in last year's first quarter. Sales in the quarter for Decelle amounted to $7.6 million compared with $8.3 million for the similar period of a year ago.

Other income (consisting primarily of rental income from lease departments, investment income and miscellaneous items) increased $2.3 million for the three months ended September 30, 1995 compared with the three months ended October 1, 1994. The increase is primarily due to a $2.0 million gain on the sale of the Company's Secaucus, New Jersey facility, a portion of which the Company had been leasing to third parties and a portion of which it uses as a store.

Cost of sales increased by $.8 million (.4%) for the three month period ended September 30, 1995 compared with the similar period a year ago. Cost of sales, as a percentage of net sales, for the three month period ended September 30, 1995 and for the similar period of the prior year were 66.7% and 64.6%, respectively.
Cost of goods sold continues to reflect a weak apparel environment and the Company's efforts to remain competitive through lower initial markons and a continued competitive markdown program.

Selling and administrative expenses decreased by $1.9 million (.9%) for the three month period ended September 30, 1995 compared with the similar period a year ago, primarily due to a decrease in payroll and payroll related expenses. As a percentage of sales, selling and administrative expenses increased to 37.6% for the three months ended September 30, 1995 from 36.9% for the similar period of fiscal 1995 primarily due to decreases in comparative store sales. As a result of its weaker than planned sales performance, the Company instituted more stringent controls on payroll expenditures which have resulted in payroll and payroll related savings of $5.0 million for the three months ended September 30, 1995 compared with the similar period of a year ago. These cost savings were partially offset by increases in occupancy costs associated with new stores opened subsequent to October 1, 1994.

Interest expense increased $.3 million to $4.0 million for the three months ended September 30, 1995 compared with the comparable period ended October 1, 1994. This increase is the result of an increase in interest rates this year over last year.
(See Liquidity and Capital Resources.)

The income tax benefit increased to $8.0 million for the three months ended September 30, 1995, from $4.7 million for the comparable period of a year ago. The effective tax benefit percentages were 41.0% for the three months ended September 30, 1995 and 38.3% for comparable period a year ago. The effective tax benefit increased from the prior year's quarter due to an increase in the effective state income tax rate and the elimination of the Federal Targeted Jobs Tax Credit program effective January 1, 1995.

Net loss increased to $11.2 million for the three months ended
September 30, 1995 from $7.5 million for the comparable period of fiscal 1995. Loss per share increased to ($.27) per share compared with ($.18) for the comparable period of a year ago.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

Liquidity and Capital Resources

During the first quarter of fiscal 1996, the Company opened ten Burlington Coat Factory Warehouse stores. The Company estimates spending approximately $5 million to open an additional two to three Burlington Coat Factory Warehouse stores, one Totally 4 Kids store, and one Luxury Linens store during the remaining nine months of fiscal 1996. Expenditures incurred to set up and fixture new stores through the first quarter of fiscal 1996 were approximately $7.4 million. In addition, the Company expended approximately $3.7 million for capital improvements and refurbishing of existing stores and its former Secaucus, New Jersey property (which was sold on September 29, 1995). Approximately $2.0 million have been budgeted for capital improvement of existing stores for the balance of fiscal 1996.

In September 1995 the Company realized approximately $17.9 million in net cash upon the sale of its Secaucus, New Jersey facility. The sale added approximately $2.0 million to this fiscal year's first quarter earnings before provision for income taxes.

Working capital decreased from $259.7 million at October 1, 1994 to $244.9 million at September 30, 1995.

Net cash provided by operating activities of $16.9 million for the fiscal quarter ended September 30, 1995, increased from $53.7 million in net cash used by operating activities for the comparable period of fiscal 1995, an increase of $70.6 million. This change in net cash from operations was the result of the Company's seasonal inventory build-up being at a reduced level compared with the similar period of a year ago.

The Company's long-term borrowings at September 30, 1995 include $80 million of long term subordinated notes issued by the Company to institutional investors in June 1990 ("the Notes") and an industrial development bond of $10 million issued by the New Jersey Economic Development Authority.

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

The Company has in place a committed line of credit agreement in the amount of $40.0 million and $160.0 million in uncommitted lines of credit. The maximum borrowings outstanding under these lines were $120.4 million and $123.3 million during the first quarter of fiscal 1996 and the first quarter of fiscal 1995, respectively. The average borrowings outstanding under the lines were $98.1 million and $92.4 million during the first quarters of fiscal 1996 and fiscal 1995, respectively. The weighted average interest rate on outstanding borrowings during the first quarters of fiscal 1996 and fiscal 1995 were 6.2% and 5.2%, respectively. Short term borrowings outstanding at September 30, 1995 were $84.3 million compared with $119.5 million at October 1, 1994.

The decrease in short term borrowings at September 30, 1995 over October 1, 1994 is the direct result of planned inventory decreases which reached $76.5 million on September 30, 1995 when compared with inventory levels at October 1, 1994. The Company anticipates having its lines of credit paid off by the end of the calendar year 1995.

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

Item 6    Exhibits and Reports on Form 8-K

          a.   Exhibits - None
          b. On October 6, 1995, the Company filed a current report on Form 8-K reporting the sale of its Secaucus, New Jersey building.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION




               By: /s/  Monroe G. Milstein
                  -----------------------------------------
                        Monroe G. Milstein
                        President & Chief Executive Officer




               By: /s/  Robert L. LaPenta, Jr.
                  ----------------------------------------
                        Robert L. LaPenta, Jr., Corporate
                        Controller & Chief Accounting Officer


Date: November 14, 1995