Form 10-Q
period 1995-12-30
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1996-02-13
CIK 718916

FORM 10-Q


                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended December 30, 1995
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ... to ...

                         Commission File No. 1-8739

          Burlington Coat Factory Warehouse Corporation
          ________________________________________________
       (Exact name of registrant as specified in its charter)

           Delaware                       22-1970303
------------------------------   -------------------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification Number)

    1830 Route 130 North
    Burlington, New Jersey                          08016
------------------------------   -------------------------------
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

            Yes       X               No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at February 6, 1996
--------------------------         --------------------------------
Common stock, par value $1                 41,151,242

                   BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                                 I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - December 30, 1995          3
   (unaudited), July 2, 1994 and December 31, 1994 (unaudited)

  Condensed consolidated statements of operations - six and          4
   three months ended December 30, 1995 and December 31, 1994
   (unaudited)

  Condensed consolidated statements of cash flows - six and          5
   three months ended December 30, 1995 and December 31, 1994
   (unaudited)

   Notes to condensed consolidated financial statements              6

 Item 2.  Management's discussion and analysis of results        7 -11
          of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                         12

 Item 4.  Submission of Matters to a Vote of Security Holders       12

 Item 6.  Exhibits and reports on Form 8-K                          13

SIGNATURES                                                          14

                      * * * * * * * * * * * *


                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                          (All amounts in thousands)

                                        December 30,      July 1,       December 31,
                                           1995            1995            1994
                                        (Unaudited)      (Note A)       (Unaudited)
                                        ------------     --------       ------------
ASSETS
------
Current Assets:
 Cash and Cash Equivalents               $ 158,745       $  14,520       $  47,270
 Accounts Receivable                        23,661          15,326          14,663
 Merchandise Inventories                   439,238         452,026         529,898
 Deferred Tax Asset                          9,828           8,843           7,928
 Prepaid and Other Current Assets            6,919           6,006          13,958
                                         ---------       ---------       ---------
            Total Current Assets           638,391         496,721         613,717

Property and Equipment Net of Accumulated
   Depreciation and Amortization           219,304         224,493         210,784
Other Assets                                10,781          14,055          17,945
                                         ---------       ---------       ---------
Total Assets                             $ 868,476       $ 735,269       $ 842,446
                                         =========       =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts Payable                        $ 221,120      $ 101,046        $ 207,969
 Notes Payable                                  --         85,900           24,500
 Income Taxes Payable                       24,169          2,064           15,493
 Other Current Liabilities                  92,877         54,177           82,977
 Current Maturities of Long Term Debt        8,069          8,066               62
                                         ---------      ---------        ---------
            Total Current Liabilities      346,235        251,253          331,001

Long Term Debt                              83,263         83,298           91,332
Other Liabilities                           10,224          9,728            7,413
Deferred Tax Liability                       6,062          5,971            7,522

Stockholders' Equity:
 Net Unrealized Loss on Noncurrent Marketable
   Equity Securities                            --             (8)             (20)
 Equity Adjustment for Translation              --             --              (47)
 Preferred Stock                                --             --               --
 Common Stock                               41,145         41,139           41,130
 Capital in Excess of Par Value             25,179         25,143           24,647
 Retained Earnings                         358,218        320,595          341,318
 Less Treasury Stock at Cost                (1,850)        (1,850)          (1,850)
                                        ----------      ---------        ---------
            Total Stockholders' Equity  $  422,692      $ 385,019        $ 405,178
                                        ----------      ---------        ---------
Total Liabilities and
 Stockholders' Equity                   $  868,476      $ 735,269        $ 842,446
                                        ==========      =========        =========


See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at July 1, 1995 has been derived from the audited financial statements at that date.




                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

               (All amounts in thousands except per share data)

                                              Six Months Ended          Three Months Ended
                                           December 30,  December 31,  December 30, December 31,
                                               1995          1994          1995         1994
                                           --------------------------  -------------------------
REVENUES:

Net Sales                                   $ 949,858    $ 955,734     $ 658,631    $656,492
Other Income                                    7,592        5,507         3,191       3,392
                                            ---------    ---------     ---------   ---------
                                              957,450      961,241       661,822     659,884
                                            ---------    ---------     ---------   ---------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of Depreciation
   and Amortization)                          619,012      631,550       424,871     438,183
 Selling and Administrative Expenses          253,420      252,720       143,867     142,336
 Depreciation and Amortization                 14,284       12,251         7,379       6,126
 Interest Expenses                              7,103        7,364         3,152       3,682
                                            ---------    ---------      --------    --------
                                              893,819      903,885       579,269     590,327
                                            ---------    ---------      --------    --------
Income Before Provision for Income Taxes       63,631       57,356        82,553      69,557

Provision For Income Taxes                     26,008       21,767        33,769      26,442
                                            ---------    ---------      --------    --------
Net Income                                    $37,623      $35,589      $ 48,784    $ 43,115
                                            =========    =========      ========    ========

Earnings Per Share:
  Net Income Per Share                          $0.92        $0.87         $1.20       $1.06
                                           ==========   ==========    ==========  ==========

Weighted Average Shares Outstanding        40,713,693   40,699,864    40,715,543  40,701,527
                                           ==========   ==========    ==========  ==========
Dividends Per Share                                --           --            --          --
                                           ==========   ==========    ==========  ==========


See notes to the condensed consolidated financial statements.



                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                          (All amounts in thousands)

                                                                   Six Months Ended
                                                             December 30,     December 31,
                                                                 1995            1994
                                                             -----------------------------
OPERATING ACTIVITIES
  Net Income                                                   $ 37,623        $  35,589
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                              14,284            12,251
     Provision for Deferred Income Taxes                          (894)             (454)
     Gain on Disposition of Fixed Assets                        (1,937)               (4)
     Rent Expense and Other                                      3,548             3,743
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                                      (11,213)           (3,784)
      Merchandise Inventories                                   12,788           (60,977)
      Prepaids and Other Current Assets                           (913)            4,010
      Accounts Payable                                         120,074            74,263
      Other Current Liabilities                                 60,305            46,343
                                                              ---------         ----------
        Net Cash Provided by Operating Activities              233,665           110,980
                                                              ---------         ----------
INVESTING ACTIVITIES
       Acquisition of Property and Equipment                   (24,286)          (38,474)
       Proceeds From Sale of Fixed Assets                       17,628                 4
       Issuance of Long Term Notes Receivable                     (539)           (4,216)
       Receipts Against Long Term Notes Receivable               4,021               973
       Acquisition of Leaseholds                                    --            (2,502)
       Minority Interest                                            44                67
       Other                                                      (418)             (312)
                                                              ---------        ----------
         Net Cash Used by Investing Activities                  (3,550)          (44,460)
                                                              ---------         ----------

FINANCING ACTIVITIES
      Principal Payments on Long Term Debt                         (32)              (29)
      Issuance of Common Stock Upon Exercise of
        Stock Options                                               42                63
      Repayment of Borrowings Under Lines of Credit            (85,900)          (40,520)
                                                               --------         ---------
        Net Cash Used in Financing Activities                  (85,890)          (40,486)
                                                               --------        ----------
        Increase in Cash and Cash Equivalents                  144,225            26,034
        Cash and Cash Equivalents at Beginning of Period        14,520            21,236
                                                              ---------        ----------
        Cash and Cash Equivalents at End of Period            $158,745         $  47,270
                                                              =========        ==========
        Interest Paid:                                          $7,424         $   7,415
        Income Taxes Paid:                                      $4,798         $   6,274
                                                              =========        ==========

See notes to the condensed consolidated financial statements.


         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      SIX AND THREE MONTHS ENDED DECEMBER 30, 1995 AND DECEMBER 31, 1994

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended December 30, 1995 and the corresponding periods ended December 31, 1994 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of December 30, 1995 and December 31, 1994 are stated at the lower of cost or market, as valued by the gross profit method. Inventories as of July 1, 1995 were valued by the retail inventory method.

4. As of December 30, 1995, the Company had a deferred tax liability of $6.1 million and a current deferred tax asset of $9.8 million. As of December 31, 1994, the Company had a deferred tax liability of $7.5 million and a current deferred tax asset of $7.9 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes.
Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $19.6 million and $12.5 million for the six and three month periods ended December 30, 1995 compared with $13.9 million and $9.8 million for the similar periods of fiscal 1995.

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

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended December 30, 1995 and December 31, 1994.

                                      Percentage of Net Sales
                                      -----------------------

                            Six Months Ended           Three Months Ended
                            ----------------           ------------------

                        December 30,  December 31,  December 30, December 31,
                           1995          1994          1995        1994
                        ------------  ------------  ------------ ------------
Net sales                  100.0%       100.0%         100.0%      100.0%

Costs and expenses:
Cost of sales               65.2         66.1           64.5        66.8
Selling & adminis-
  trative expenses          26.7         26.4           21.9        21.7
Depreciation &
  amortization               1.5          1.3            1.1          .9

Interest expense              .7           .8             .5          .5
                           -------      -------        --------    -------
                            94.1         94.6           88.0        89.9
                           -------      -------        --------    -------
Other income                  .8           .6             .5          .5
                           -------      -------        --------    -------

Income before income
taxes                        6.7          6.0           12.5        10.6

Provision for income
taxes                        2.7          2.3            5.1         4.0
                           --------     --------       --------    -------

Net income                   4.0%         3.7%           7.4%        6.6%
                           ========     ========       ========    =======

Six and Three Months Ended December 30, 1995 and December 31, 1994
----------------------------------------------------------------------
Net sales decreased $5.9 million (.6%) for the six month period ended December 30, 1995 compared with the similar period a year ago. Comparative store sales decreased 9.1%. New Burlington Coat Factory Warehouse stores opened subsequent to December 31, 1994 contributed $66.9 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed $10.3 million to last year's sales. The Cohoes stores showed a comparative stores sales decrease of 17.7%, while contributing $21.1 million to consolidated sales for the period. Sales in the six month period for the Decelle stores were $18.3 million compared with $19.1 million in the similar period of a year ago. "Specialty" stores opened subsequent to last year's second fiscal quarter, including one Totally 4 Kids store, and one Luxury Linens store, contributed sales of $1.9 million to the current six month period. Sales from leased departments, included in the six month net sales figure, were $19.6 million compared with $13.9 million for the similar period of a year ago.

For the three month period ended December 30, 1995, net sales increased .3% to $658.6 million compared with the similar period of a year ago. Comparative store sales decreased 7.7%. New Burlington Coat Factory Warehouse stores opened subsequent to December 31, 1994 contributed $54.5 million to the second quarter's net sales volume. Cohoes comparative store sales decreased $2.2 million (16.0%) for the second quarter of fiscal 1996 compared with the similar period of fiscal 1995. The "Specialty" stores contributed $1.9 million to this year's second quarter sales. Sales for the Decelle chain were $11.5 million for the three months ended December 30, 1995 compared with $13.7 million in the similar period of fiscal 1995. Leased department sales, included in net sales, were $12.5 million for the second fiscal quarter this year compared with $9.8 million in last year's similar period.

Other income (consisting primarily of rental income from leased departments, investment income and miscellaneous items) increased to $7.6 million for the six months ended December 30, 1995 compared with $5.5 million for the six months ended December 31, 1994. For the three months ended December 30, 1995, other income was $3.2 million compared with $3.4 million for the similar period of fiscal 1995. The increase for the six month period is due primarily to a gain of approximately $1.9 million on the sale of the Company's Secaucus, New Jersey facility, a portion of which the Company had been leasing to third parties and a portion of which it uses as a store. In addition, increases in interest income of $.9 million were the result of increases in investable funds generated by the Company through its continued plan of maintaining lower inventory levels compared with inventory levels of a year ago. For the three months ended December 30, 1995 interest income increased $.6 million compared with the similar period of a year ago. Offsetting this increase were losses of $.6 million recorded for the writeoff of leasehold improvements of stores to be closed during the remainder of this fiscal year.

Cost of sales decreased by $12.5 million (2.0%) for the six month period ended December 30, 1995 compared with the similar period a year ago and by $13.3 million (3.0%) for the quarter ended December 30, 1995 compared with the similar period a year ago. Cost of sales as a percentage of net sales decreased from 66.1% to 65.2% for the six months and decreased from 66.8% to 64.5% for the quarter ended December 30, 1995 compared with the similar periods a year ago. These decreases in cost of sales for both the six months and second quarter are due to decreases in markdowns taken and improvements in the Company's initial markons. Markdowns taken in the second fiscal quarter and year to date were lower compared with the similar periods a year ago, due to the Company's substantial reduction in inventory levels from last year. Comparable inventory levels have been reduced 20 to 25 percent. The Company's initial markups have improved due to better buys from vendors, particularly in outerwear, driven by the extremely weak apparel environment. However, the apparel environment continues to be weak and there can be no assurance that markdowns will not increase in future periods which would have the effect of increasing the Company's cost of sales.

Selling and administrative expenses increased by $.7 million (.3%) for the six month period ended December 30, 1995 compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses increased to 26.7% from 26.4% in the comparable six month periods. For the three months ended December 30, 1995 selling and administrative expenses increased $1.5 million to $143.9 million (1.1%). As a percentage of sales, selling and administrative expenses were 21.8% compared with 21.7% for the similar period of a year ago. For both the six and three month periods ended December 30, 1995, compared with the similar periods of a year ago, the dollar increases in selling and administrative expenses are primarily due to an increase in the number of stores in operation.
In addition, the Company has provided for losses of $2.0 million expected to be realized upon the closing of several stores during the remainder of fiscal 1996. The Company had 250 stores in operation at December 30, 1995 versus 242 stores in operation at December 31, 1994. Offsetting these costs were payroll cost savings of approximately $9.2 million and $4.2 million for the six and three months ended December 30, 1995, respectively, compared with the similar periods of a year ago.

Interest expense decreased $.3 million for the six months ended December 30, 1995 compared with the similar period of fiscal 1995. For the three month period ended December 30, 1995, interest expense decreased $.5 million to $3.2 million compared with the three months ended December 31, 1994. The three and six month decreases in interest expense are the result of decreases in borrowing levels associated with the Company's revolving credit and term loan agreements and the refinancing of its industrial development bonds.

The provision for income taxes increased to $26.0 million for the six months ended December 30, 1995 from $21.8 million for the similar period of fiscal 1995. For the three months ended December 30, 1995 the provision for income taxes increased to $33.8 million from $26.4 million for the comparable period of a year ago. The effective tax rates were 40.9% for the six and three month periods ended December 30, 1995 compared with 38.0% for the comparable six and three month periods of fiscal 1995. The increases in the effective tax rates are primarily the result of increases in the Company's effective state income tax rate and the elimination of the Federal Targeted Jobs Tax Credit Program effective January 1, 1995.

Net income increased $2.0 million to $37.6 million for the six months ended December 30, 1995 from $35.6 million for the comparative period of fiscal 1995. Income per share was $.92 per share for the current year's six month period compared with $.87 for the similar period of a year ago. Net income was $48.8 million for the three month period ended December 30, 1995 compared with $43.1 million for the three months ended December 31, 1994. Net income per share increased to $1.20 per share for the three months ended December 30, 1995 compared with $1.06 for similar period of a year ago.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

Liquidity and Capital Resources
-------------------------------
The Company opened ten Burlington Coat Factory Warehouse stores during the first quarter of fiscal 1996 and three additional stores in the second fiscal quarter. The Company estimates spending approximately $2.1 million to open an additional two stores, and to refurbish an additional four to five stores during the remaining six months of fiscal 1996. Expenditures incurred to set up and fixture new stores through the first six months of fiscal 1996, were approximately $13.7 million. In addition, the Company expended approximately $5.8 million for capital improvements and refurbishing of existing stores and its former Secaucus, New Jersey property (which was sold on September 29,
1995).

In September 1995, the Company realized approximately $17.6 million in net cash upon the sale of its Secaucus, New Jersey facility. The sale added approximately $1.9 million to this fiscal year's earnings before provision for income taxes.

Working capital increased from $282.7 million at December 31, 1994 to $292.2 million at December 30, 1995.

Net cash provided by operating activities of $233.7 million, for the six months ended December 30, 1995, increased from $111.0 million in net cash provided by operating activities for the comparable period of fiscal 1995, an increase of $122.7 million. This change in net cash from operations was the result of the Company's seasonal inventory build-up being at a reduced level compared with the similar period of a year ago.

The Company's long-term borrowings at December 30, 1995 include $80 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the Notes) and an industrial development bond of $10 million issued by the New Jersey Economic Development Authority.

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The industrial development bond financing (the "Bonds") consist of serial and term bonds. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Bonds are 5.84% and 9.78 years, respectively.

The Company has in place a committed line of credit agreement in the amount of $40 million. The Company also has uncommitted lines of credit of $160 million. During the first quarter of fiscal 1996 the Company had maximum borrowings of $120.4 million. The average borrowing during the quarter amounted to $98.1 million at an average interest rate of 6.2%. During the second quarter of fiscal 1996, the Company had maximum borrowings under these agreements of $84.3 million. The average borrowing during this period was $65.1 million with an average borrowing interest rate of 6.2%. As of December 30, 1995 all borrowing under these agreements had been repaid.

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

                  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                 AND SUBSIDIARIES


                           PART II - OTHER INFORMATION


Item 1  Legal Proceedings

             In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption, In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint seeks unspecified damages in connection with alleged violations of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleges material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs allege caused the Company's common stock to be artificially inflated during the proposed Class Period, which is defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. The Company has filed a motion to dismiss the Amended Complaint, which is pending before the Court. Although the Company is unable at this time to assess the probable outcome of the Class Actions or the materiality of the risk of loss in connection therewith (given that the Amended Complaint does not allege damages with any particularity), the Company believes that the Class Actions are without merit and intends to vigorously defend them.

Item 4  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on November 10, 1995. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; and 2) stockholders ratified the appointment of Deloitte
& Touche LLP as independent certified public accountants for the Company for the fiscal year ending June 29, 1996. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

                                                                 Broker
1)      Election of Directors     Votes For    Votes Withheld   Non-Votes
        ---------------------     ----------   --------------   ---------
        Monroe G. Milstein        38,623,576      108,379         - 0 -
        Henrietta Milstein        38,623,776      108,179         - 0 -
        Andrew R. Milstein        38,624,076      107,879         - 0 -
        Irving Drillings          38,624,976      106,979         - 0 -
        Harvey Morgan             38,613,776      118,179         - 0 -
        Stephen E. Milstein       38,624,901      107,054         - 0 -
        Mark A. Nesci             38,624,976      106,979         - 0 -


2) Ratify appointment of Deloitte & Touche LLP as independent Certified Public Accountants:

        Votes For          38,673,382
        Votes Against          30,013
        Votes Abstained        28,560
        Broker Non-Vote             0


Item 6  Exhibits and Reports on Form 8-K

                                                   Page No.
             a.   Exhibits

             27. Financial Data Schedule             15

             b. The Company filed a Current Report on Form 8-K on January 17, 1996 reporting the termination of its license agreement with The Nine West Group at the end of calendar 1996.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



                  /s/   Monroe G. Milstein
                  ---------------------------------------
                  Monroe G. Milstein
                  President & Chief Executive Officer




                  /s/   Robert L. LaPenta, Jr.
                  ---------------------------------------
                  Robert L. LaPenta, Jr.
                  Corporate Controller & Chief Accounting
                  Officer


Date: February 9, 1996