Form 10-Q
period 1996-03-30
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1996-05-14
CIK 718916

FORM 10-Q


                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 30, 1996
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at May 3, 1996
- --------------------------         --------------------------------
Common stock, par value $1              41,156,173

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

                                 I N D E X

                                                                   Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - March 30, 1996             3
   (unaudited), July 1, 1995 and April 1, 1995 (unaudited)

  Condensed consolidated statements of operations - Nine and         4
   three months ended March 30, 1996 and April 1, 1995
   (unaudited)

  Condensed consolidated statements of cash flows - nine             5
   months ended March 30, 1996 and April 1, 1995
   (unaudited)

   Notes to condensed consolidated financial statements              6

 Item 2.  Management's discussion and analysis of results        7 -11
           of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                         12

 Item 6.  Exhibits and reports on Form 8-K                          12

SIGNATURES                                                          13

                      * * * * * * * * * * * *


                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                          (All amounts in thousands)

                                         March 30,           July 01,       April 01,
                                           1996               1995             1995
                                        (Unaudited)           Note A       (Unaudited)
                                        -----------          --------      -----------
ASSETS
Current Assets:
 Cash and Cash Equivalents                 $ 120,366           $  14,520   $  24,219
 Short-Term Investments                           --                  --          --
 Accounts Receivable                          17,931              15,326      15,618
 Merchandise Inventories                     428,750             452,026     529,294
 Deferred Tax Asset                           10,320               8,843       8,844
 Prepaid and Other Current Assets              4,686               6,006       8,143
                                           ----------          ----------  ----------
            Total Current Assets             582,053             496,721     586,118

Property and Equipment Net of Accumulated
   Depreciation and Amortization             212,758             224,493     218,170
Other Assets                                  10,117              14,055      14,462
                                           ----------          ----------  ----------
Total Assets                               $ 804,928           $ 735,269   $ 818,750
                                           ==========          ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                         $ 189,586           $ 101,046    $ 193,598
 Notes Payable                                    0              85,900       51,800
 Income Taxes Payable                        15,567               2,064        8,695
 Other Current Liabilities                   75,690              54,177       62,186
 Current Maturities of Long Term Debt         8,071               8,066           64
                                          ---------           ---------    ----------
            Total Current Liabilities       288,914             251,253      316,343

Long Term Debt                               83,244              83,298       91,315
Other Liabilities                             8,322               9,728        7,778
Deferred Tax Liability                        6,228               5,971        7,101

Stockholders' Equity:
 Net Unrealized Loss on Noncurrent Marketable
   Equity Securities                             (0)                (8)          (20)
 Equity Adjustment for Translation               --                 --            --
 Preferred Stock                                 --                 --            --
 Common Stock                                41,150             41,139        41,133
 Capital in Excess of Par Value              25,243             25,143        24,661
 Retained Earnings                          353,651            320,595       332,289
 Less Treasury Stock at Cost                 (1,824)            (1,850)       (1,850)
                                          ----------         ----------    ----------
            Total Stockholders' Equity      418,220            385,019       396,213
                                          ----------         ----------    ----------
Total Liabilities and
 Stockholders' Equity                     $ 804,928          $ 735,269     $ 818,750
                                          =========          =========     ==========

See notes to the condensed consolidated financial statements.


                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

               (All amounts in thousands except per share data)

                                              Nine Months Ended           Three Months Ended
                                            March 30,     April 01,      March 30,   April 01,
                                               1996          1995          1996        1995
                                            -----------------------      ----------------------

REVENUES:

Net Sales                                  $1,273,092    $1,280,191      $ 323,234   $324,457
Other Income                                   14,299         8,386          6,707      2,879
                                           ----------    ----------      ---------
                                            1,287,391     1,288,577        329,941    327,336
                                           ----------    ----------      ---------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of Depreciation
   and Amortization)                          834,176       848,106        215,164    216,556
 Selling and Administrative Expenses          366,173       367,955        112,753    115,235
 Depreciation and Amortization                 21,613        18,978          7,329      6,727
 Interest Expense                               9,454        10,355          2,351      2,991
                                           ----------    ----------      ----------   --------
                                            1,231,416     1,245,394        337,597    341,509
                                           ----------    ----------      ----------   --------
Income (Loss) Before Income Taxes              55,975        43,183         (7,656)   (14,173)

Provision (Benefit) For Income Taxes           22,919        16,623         (3,089)    (5,144)
                                           ----------    ----------      ----------   --------
Net Income (Loss)                             $33,056       $26,560       $ (4,567)  $ (9,029)
                                           ==========    ==========      ==========  =========

Net Income (Loss) Per Share                     $0.81         $0.65         ($0.11)    ($0.22)
                                           ==========    ==========      ==========  =========

Weighted Average Shares Outstanding        40,715,343    40,700,550      40,718,641  40,704,114
                                           ==========    ==========      ==========  ==========

Dividends Per Share                              --             --           --          --
                                           ==========    ==========      ==========  ==========

See notes to the condensed consolidated financial statements.



                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                          (All amounts in thousands)

                                                       Nine Months Ended
                                                   March 30,         April 01,
                                                     1996              1995
                                                  ----------------------------
OPERATING ACTIVITIES
  Net Income                                       $ 33,056          $ 26,560
   Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                    21,613            18,978
    Provision for Deferred Income Taxes              (1,220)           (1,790)
    Loss on Disposition of Fixed Assets                 174               102
    Rent Expense and Other                            5,032             4,487
   Changes in Operating Assets and Liabilities:
    Accounts Receivable                              (6,392)           (1,676)
    Merchandise Inventories                          23,276           (60,373)
    Prepaids and Other Current Assets                 1,320             9,825
    Accounts Payable                                 88,540            59,892
    Other Current Liabilities                        34,516            19,428
                                                   ---------         ---------
   Net Cash Provided by Operating Activities        199,915            75,433
                                                   ---------         ---------
INVESTING ACTIVITIES
  Acquisition of Property and Equipment             (27,180)          (52,683)
  Proceeds From Sale of Fixed Assets                 17,628                23
  Issuance of Long Term Notes Receivable               (413)           (5,202)
  Receipts Against Long Term Notes Receivable         4,194             1,409
  Acquisition of Leasehold                               --            (2,652)
  Minority Interest                                     (12)              (38)
  Other                                              (2,474)             (123)
                                                   ---------         ---------
  Net Cash (Used) by Investing Activities            (8,257)          (59,266)
                                                   ---------         ---------
FINANCING ACTIVITIES
  Principal Payments on Long Term Debt                  (49)              (44)
  Issuance of Common Stock Upon Exercise of
   Stock Options                                        137                80
  Repayment Under Lines of Credit                   (85,900)          (13,220)
                                                   ---------         ---------
  Net Cash (Used) in Financing Activities           (85,812)          (13,184)
                                                   ---------         ---------
  Increase in Cash and Cash Equivalents             105,846             2,983
  Cash and Cash Equivalents at Beginning of Period   14,520            21,236
                                                   ---------         ---------
  Cash and Cash Equivalents at End of Period       $120,366           $24,219
                                                   =========         =========
  Interest Paid:                                   $  7,773           $ 8,510
  Income Taxes Paid:                               $ 10,636           $10,172
                                                   =========         =========

See notes to the condensed consolidated financial statements.


          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         NINE AND THREE MONTHS ENDED March 30, 1996 AND April 1, 1995

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended March 30, 1996 and the corresponding periods ended April 1, 1995 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of March 30, 1996 and April 1, 1995 are stated at the lower of cost or market, as valued by the gross profit method. Inventories as of July 1, 1995 were valued by the retail inventory method.

4. As of March 30, 1996, the Company had a deferred tax liability of $6.2 million and a current deferred tax asset of $10.3 million. As of April 1, 1995, the Company had a deferred tax liability of $7.1 million and a current deferred tax asset of $8.8 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $26.8 million and $7.2 million for the nine and three month periods ended March 30, 1996 compared with $20.0 million and $6.1 million for the similar periods of fiscal 1995.

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

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
- ---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended March 30, 1996 and April 1, 1995.

                                      Percentage of Net Sales

                          Nine Months Ended         Three Months Ended

                        March 30,    April 1,    March 30,      April 1,
                          1996         1995        1996          1995

Net Sales              100.0%       100.0%         100.0%      100.0%

Costs and expenses:
Cost of sales           65.5         66.2           66.6        66.7
Selling & adminis-
  trative expenses      28.8         28.7           34.9        35.5
Depreciation &
  amortization           1.7          1.5            2.3         2.1

Interest expense          .7           .8             .7          .9
                       -------      -------        -------     ------
                        96.7         97.2          104.5       105.2
                       -------      -------        -------     ------
Other income             1.1           .6            2.1          .9
                       -------      -------        --------    -------

Income (loss) before
 income taxes            4.4          3.4           (2.4)       (4.3)

Provision (benefit) for
 income taxes            1.8          1.3           (1.0)       (1.6)
                       --------     --------       --------    -------

Net income (loss)        2.6%         2.1%          (1.4%)      (2.7%)
                       ========     ========       ========    =======

Nine and Three Months Ended March 30, 1996 and April 1, 1995
- ----------------------------------------------------------------------
Net sales decreased $7.1 million (.6%) for the nine month period ended March 30, 1996 compared with the similar period a year ago.
Comparative store sales decreased 8.6%. New Burlington Coat Factory Warehouse stores opened subsequent to April 1, 1995 contributed $78.8 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed $15.0 million to last year's sales. The Cohoes stores showed a comparative stores sales decrease of 14.2%, while contributing $30.7 million to consolidated sales for the period. Sales in the nine month period for the Decelle stores were $25.1 million compared with $24.8 million in the similar period of a year ago. "Specialty" stores opened subsequent to last year's third fiscal quarter, including two Totally
4 Kids stores, and one Luxury Linens store, contributed sales of $3.6 million to the current nine month period. Sales from leased departments, included in the nine month net sales figure, were $26.8 million compared with $20.0 million for the similar period of a year ago.

For the three month period ended March 30, 1996, net sales decreased
 .4% to $323.2 million compared with the similar period of a year ago. Comparative store sales decreased 7.1%. New Burlington Coat Factory Warehouse stores opened subsequent to April 1, 1995 contributed $22.2 million to the third quarter's net sales volume. Cohoes comparative store sales decreased $1.2 million (5.2%) for the third quarter of fiscal 1996 compared with the similar period of fiscal 1995. The "Specialty" stores contributed $1.8 million to this year's third quarter sales. Sales for the Decelle chain were $6.8 million for the three months ended March 30, 1996 compared with $5.8 million in the similar period of fiscal 1995. Leased department sales, included in net sales, were $7.2 million for the third fiscal quarter this year compared with $6.1 million in last year's similar period.

The Company closed seven stores during the first nine months of fiscal 1996. These stores contributed $10.4 million and $3.2 million to net sales for the nine and three months ended March 30, 1996, respectively, compared with $13.5 million and $3.9 million in the similar periods of a year ago.

Sales for the nine and three month periods were also favorably affected by an earlier Easter selling season in fiscal 1996 as compared to fiscal 1995. In fiscal 1995, approximately two weeks of the Easter selling season fell into the Company's fourth quarter compared with one week of this fiscal year's Easter selling season being recorded in the fourth quarter. This resulted in shifting approximately $13.9 million in net sales into this year's third quarter.

Other income (consisting primarily of rental income from leased departments, investment income and miscellaneous items) increased to $14.3 million for the nine months ended March 30, 1996 compared with $8.4 million for the nine months ended April 1, 1995. For the three months ended March 30, 1996, other income was $6.7 million compared with $2.9 million for the similar period of fiscal 1995. The increase for the nine month period is due primarily to a gain of approximately $1.9 million on the sale of the Company's Secaucus, New Jersey facility, a portion of which the Company had been leasing to third parties and a portion of which it uses as a store. In addition, increases in interest income of $2.3 million were the result of increases in investable funds generated by the Company through its continued plan of maintaining lower inventory levels compared with inventory levels of a year ago. Furthermore, during the third quarter of fiscal 1996, the Company recorded non-recurring miscellaneous income of $4.0 million. For the three months ended March 30, 1996 interest income increased $1.4 million compared with the similar period of a year ago. Offsetting these increases were losses of $2.3 and $1.5 million for the nine and three month periods ended March 30, 1996, respectively, recorded for the writeoff of leasehold improvements of stores closed during this fiscal year.

Cost of sales decreased by $13.9 million (1.6%) for the nine month period ended March 30, 1996 compared with the similar period a year ago and by $1.4 million (.6%) for the quarter ended March 30, 1996 compared with the similar period a year ago. Cost of sales as a percentage of net sales decreased from 66.2% to 65.5% for the nine months and decreased from 66.7% to 66.6% for the quarter ended March 30, 1996 compared with the similar periods a year ago. These decreases in cost of sales for both the nine months and third quarter are due to decreases in markdowns taken and improvements in the Company's initial markons. Markdowns taken in the third fiscal quarter and year to date were lower compared with the similar periods a year ago, due to the Company's substantial reduction in inventory levels from last year. Comparable inventory levels have been reduced 20 to 25 percent. In addition, the Company's initial markups have improved due to better buys from vendors, particularly in outerwear, driven by the extremely weak apparel environment.

Selling and administrative expenses decreased by $1.8 million (.5%) for the nine month period ended March 30, 1996 compared with the similar period a year ago. As a percentage of net sales, selling and administrative expenses increased to 28.8% from 28.7% in the comparable nine month periods. For the three months ended March 30, 1996 selling and administrative expenses decreased $2.5 million to $112.8 million (2.2%). As a percentage of net sales, selling and administrative expenses were 34.9% compared with 35.5% for the similar period of a year ago. For both the nine and three month periods ended March 30, 1996, compared with the similar periods of a year ago, increases in insurance expenses and in costs associated with the opening of new stores have been offset by store payroll cost savings. Comparative store payroll savings of approximately $19.7 million and $4.7 million were realized for the nine and three months ended March 30, 1996, respectively.

Interest expense decreased $.9 million for the nine months ended March 30, 1996 compared with the similar period of fiscal 1995. For the three month period ended March 30, 1996, interest expense decreased $.6 million to $2.4 million compared with the three months ended April 1, 1995. The three and nine month decreases in interest expense are the result of decreases in borrowing levels associated with the Company's revolving credit and term loan agreements and the refinancing of its industrial development bonds.

The provision for income taxes increased to $22.9 million for the nine months ended March 30, 1996 from $16.6 million for the similar period of fiscal 1995. For the three months ended March 30, 1996 the Company recorded an income tax benefit of $3.1 million compared with an income tax benefit of $5.1 million in the similar period of fiscal 1995.

The effective tax rate was 40.9% for the nine month period ended March 30, 1996 compared with 38.5% for the comparable nine month period of fiscal 1995. The effective tax rate was 40.3% for the three months ended March 30, 1996 compared with 36.3% for the similar period of fiscal 1995. The increases in the effective tax rates are primarily the result of increases in the Company's effective state income tax rate and the elimination of the Federal Targeted Jobs Tax Credit Program effective January 1, 1995.

Net income increased $6.5 million to $33.1 million for the nine months ended March 30, 1996 from $26.6 million for the comparative period of fiscal 1995. Income per share was $.81 per share for the current year's nine month period compared with $.65 for the similar period of a year ago. Net loss was $4.6 million for the three month period ended March 30, 1996 compared with $9.0 million for the three months ended April 1, 1995. Net loss per share decreased to $.11 per share for the three months ended March 30, 1996 compared with $.22 for similar period of a year ago.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

Liquidity and Capital Resources

The Company opened thirteen stores during the first six months of fiscal 1996. During the third fiscal quarter, an additional two stores were open. The Company closed six stores during the current fiscal quarter bringing the total number of stores closed for the fiscal year to seven stores. In addition, the Company plans to close an additional three stores in the fourth quarter of fiscal 1996. Expenditures incurred to set up and fixture new stores through the first nine months of fiscal 1996, were approximately $14.5 million. In addition, the Company expended approximately $6.3 million for capital improvements and refurbishing of existing stores and its former Secaucus, New Jersey property (which was sold on September 29,
1995).

In September 1995, the Company realized approximately $17.6 million in net cash upon the sale of its Secaucus, New Jersey facility. The sale added approximately $1.9 million to this fiscal year's earnings before provision for income taxes.

Net cash provided by operating activities of $199.9 million, for the nine months ended March 30, 1996, increased from $75.4 million in net cash provided by operating activities for the comparable period of fiscal 1995, an increase of $124.5 million. This change in net cash from operations was primarily the result of the Company's inventory being at a reduced level compared with the similar period of a year ago.

The Company's long-term borrowings at March 30, 1996 include $72 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the Notes) and an industrial development bond of $10 million issued by the New Jersey Economic Development Authority.

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

The Company has in place a committed line of credit agreement in the amount of $50 million. The Company also has uncommitted lines of credit of $150 million. During the first quarter of fiscal 1996 the Company had maximum borrowings of $120.4 million. The average borrowing during the quarter amounted to $98.1 million at an average interest rate of 6.2%. During the second quarter of fiscal 1996, the Company had maximum borrowings under these agreements of $84.3 million. The average borrowing during this period was $65.1 million with an average borrowing interest rate of 6.2%. The Company did not draw on its lines of credit during the third quarter of fiscal 1996. As of March 30, 1996 all borrowing under these agreements had been repaid.

The Company believes that its current capital expenditure and operating requirements will be satisfied from internally generated funds, and from short-term borrowings under its revolving credit and term loan agreements as well as uncommitted lines of credit. The Company may consider replacing some of its uncommitted lines of credit with committed lines of credit and or replacing some of its short term borrowings with long term financing. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

On or about September 23, 1994 three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was received on January 18, 1995. On February 20, 1996, the District Court dismissed the plaintiffs' amended complaint in its entirety. Plaintiffs have appealed. (See Part II - Other
Information, Item 1 Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class actions suits or the materiality thereof at this time and accordingly has not established any reserve for this matter.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES

                        PART II - OTHER INFORMATION


Item 1  Legal Proceedings

             In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption, In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint sought unspecified damages in connection with alleged violations of Section 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleged material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs allege caused the Company's common stock to be artificially inflated during the proposed Class Period, which is defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. On February 20, 1996, the Disrict Court granted the Company's motion, and dismissed the Amended Complaint in its entirety. In March 1996, the plaintiffs filed their appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit. Plaintiffs have not yet filed their opening brief in connection with that appeal. Although the Company is unable at this time to assess the probable outcome of the plaintiffs' appeal, the Company fully agrees with the District Court's decision to dismiss the Amended Complaint in its entirety, and intends to vigorously oppose the plaintiffs' efforts to overturn the District Court's decision.


Item 6  Exhibits and Reports on Form 8-K

                                                     Page No.
          a.   Exhibits

               10.13 Amendment Nos. 5 and 6 to
               Revolving Credit Agreement with
               National City Bank                      14

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


                  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



                   /s/ MONROE G. MILSTEIN
                  -----------------------------------
                  Monroe G. Milstein
                  President & Chief Executive Officer




                   /s/ ROBERT L. LAPENTA, JR.
                  ------------------------------------
                  Robert L. LaPenta, Jr.
                  Corporate Controller & Chief Accounting
                  Officer

Date: May 14, 1996