Form 10-K
period 1996-06-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1996-09-27
CIK 718916

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         For the fiscal year ended June 29, 1996

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

              Delaware                                    22-1970303
- ----------------------------------                  ---------------------
  (State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

           1830 Route 130
         Burlington, New Jersey                       08016
        ------------------------                    ----------
         (Address of principal                      (Zip Code)
           executive offices)

                      Registrant's telephone number,
                   including area code:  (609) 387-7800

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class                Name of each exchange
                                             on which registered
   -----------------------------          ---------------------------
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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.  [   ]

          The aggregate market value of the common stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing sale price of the Common Stock on the New York Stock Exchange as of August 31, 1996, was $165,915,325.

          As of August 31, 1996, the number of shares of Common Stock, $1.00 par value, outstanding was 40,663,563.


Documents incorporated by                      Part of Form 10-K into which
reference into this report                     document is incorporated
- --------------------------                     -----------------------------

Registrant's Proxy Statement                            Part III
to be filed pursuant to
Regulation 14A

                                  PART I


Item 1.  Business

          Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operates a chain of "off-price" apparel stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by department and specialty stores.
In addition, Burlington Coat offers customers a complete line of men's, women's and children's wear as well as a linens, bath shop items, gifts and accessories department in 186 of its stores and a children's furniture department in approximately 155 of its stores.
The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. The sale of irregular or discontinued merchandise represents only a small portion of the Company's business. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

          An important factor in Burlington Coat's operations has been its continued ability to purchase desirable, first-quality current brand labeled merchandise directly from manufacturers on terms at least as favorable as those offered large retail department and specialty stores. The Company estimates that over 1000 manufacturers of apparel, including over 300 manufacturers of outerwear, are represented at the Company's stores, and that no manufacturer accounted for more than 5% of the Company's purchases during the last full fiscal year. The Company does not maintain any long-term or exclusive commitments or arrangements to purchase from any manufacturer. No assurance can be given that the Company will be able to continue to purchase such merchandise directly from manufacturers or to continue its current selling price structure. See "Competition."

          The Company sells its merchandise to retail customers for cash and accepts checks and most major credit cards. The Company's "Cohoes" division also offers its own credit card. In addition, the Company sells on a layaway plan and offers special orders on selected merchandise. It does not offer refunds, except on furs, defective merchandise and certain sales of specialty retail operations, but will exchange or give store credit slips for merchandise returned within a prescribed period of time.

          The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.7% of total revenues.


The Stores
- ----------

          As of August 31, 1996, the Company operated 244 stores, all but 19 of which are located in leased facilities ranging in size (including storage space) from approximately 15,000 to approximately 163,000 square feet, with an average area of approximately 64,000 square feet. Selling space accounts for over four-fifths of the total area in most stores.

          All of the Company's stores are either free-standing or are located in shopping malls or strip shopping centers. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

          The Company also operates stores under the names "Cohoes
Fashions," "Decelle," "Luxury Linens," "Totally 4 Kids," "Baby
Depot," and "Fit For Men." Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a concept store specializing in infant to toddler apparel, baby and juvenile furniture and furnishings and accessories. Fit For Men is a stand alone mens store catering to the needs of "hard to fit" men (big, tall, husky, athletic, portly, short and small).

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

          At August 31, 1996, a majority of the Company's stores contained one or more departments leased by unaffiliated parties for the sale of jewelry and accessories. During the fiscal year ended June 29, 1996, the Company's rental income from all of its leased departments aggregated less than 1% of the Company's total revenues.


Central Distribution
- --------------------

          Central distribution, warehousing, ticketing and marking services are extended to approximately fifty percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility is capable of servicing the Company's present stores as well as accommodating expansion, with certain modifications, except for juvenile furniture inventory. The Company is leasing approximately 85,000 square feet of warehouse space nearby to its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture inventory.

Growth and Expansion
- --------------------

          Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to two hundred eighteen Burlington Coat stores, five Cohoes Fashions stores, eight Decelle stores, seven stand-alone Luxury Linens stores, four Totally 4 Kids store, one stand alone Baby Depot store and one Fit For Men store as of August 31, 1996.

          At August 31, 1996 the Company operated stores in 41 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 1997, the Company has plans to open approximately seven to ten additional Burlington Coat Factory stores and one Totally 4 Kids store. The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

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

          The Company operates its own jewelry department in sixteen stores as of August 31, 1996. The jewelry program consists of karat gold and precious and semi-precious stone jewelry, and in some stores may include brand-name watches.

          In May of 1994, the Company opened its first "Totally
4 Kids" store in Sterling, Virginia. Two additional Totally 4 Kids stores were opened in Tulsa, Oklahoma and Cherry Hill, New Jersey, respectively, during fiscal 1995 (subsquently, the Tulsa, Oklahoma Totally
4 Kids store and a Luxury Linens sister store were converted to a Burlington Coat Factory store). During fiscal 1996 the Company opened two additional Totally 4 Kids stores in Milpitas, California and Nashville, Tennessee. The store caters to the moderate to upscale market and offers maternity wear, baby furniture, children's wear up to teens, children's books, educational tapes, computer software for kids, and toys in a family environment. The Company plans to open one additional Totally 4 Kids store in fiscal
1997.

          In September, 1994, the Company entered into a license arrangement with a vendor to supply department store brand or better fragrance and cosmetics to 127 stores on a test basis.
The program was expanded to 216 stores, including five Cohoes Fashions stores and five Decelle stores, and the arrangement has been extended through January 31, 1998.

          The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

Seasonality
- -----------

          The Company's business is seasonal, with its highest sales occurring in the second fiscal quarter of each year.
For the past six fiscal years, approximately 57% of the Company's net sales have occurred during the period from September through January.
Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons.
Generally, the Company's sales are higher if the weather is cold during the early fall and winter months and warm during the early spring months. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Operations
- ----------

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

          At June 29, 1996, the Company had approximately 17,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores and at its warehousing facility (aggregating up to 500 persons at its peak and approximately 300 persons at June 29, 1996) are covered by collective bargaining agreements. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.

Competition
- -----------

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

Item 2.   Properties
          ----------

          The Company owns the land and building for nineteen of its stores and is a 50% partner in a partnership which owns the building in which one store is located. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In certain locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.


          The following table shows the years in which store leases existing at August 31, 1996 expire:

 Fiscal Years          Number of Leases        Expiring with
Ending June 30            Expiring            Renewal Options
- --------------         ----------------       ---------------

1997-1999                   48                      43

2000-2001                   31                      25

2002-2003                   16                       9

2004-2005                   35                      21

2006-2007                   20                      12

Thereafter                  75                      29
                           ---                     ---
             Total         225                     139
                           ===                     ===


          The Company owns five buildings in Burlington, New
Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases approximately 85,000 square feet of space nearby to the warehouse/distribution facility to store its juvenile furniture inventory. The Company leases approximately 20,000 square feet of office space in New York City with the right of occupancy that expires in January 2001.


Item 3.  Legal Proceedings
         -----------------

          In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner
v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe
G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert
L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew
R. Milstein and Mark A. Nesci. The Amended Complaint sought unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleged material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs alleged caused the Company's common stock to be artificially inflated during the proposed Class Period, which was defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. On March 3, 1995, the Company and the individual defendants served a motion to dismiss plaintiffs' Amended Complaint. That motion was fully briefed and filed with the Court on May 17, 1995; oral argument on that motion was held on July 20, 1995. On February 20, 1996, the District Court granted the Company's motion and dismissed the plaintiffs' Amended Complaint in its entirety. In March, 1996, the plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit (the "Appeal"). Although the Company is unable at this time to assess the probable outcome of the Appeal or the materiality of the risk of loss in connection therewith, the Company fully agrees with the District Court's decision to dismiss the Amended Complaint in its entirety, and intends to vigorously oppose the plaintiffs' efforts to overturn the District Court's decision.

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


Item 4.   Submission of Matters to a Vote
          of Security Holders
          -------------------------------

          The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1996.


                                  PART II

Item 5.   Market for Registrant's Common Equity
          and Related Stockholder Matters
          -------------------------------------

          The Company's Common Stock is traded on the New York
Stock Exchange, Inc. and its trading symbol is "BCF."

           The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from July 3, 1994 to June 29, 1996 and for the two months ended August 31, 1996.


     Period                         Low Price         High Price
     ------                         ---------         ----------

July 3, 1994 to
October 1, 1994                      12 2/3            24 3/4

October 2, 1994 to
December 31, 1994                    10 1/4            14 1/8

January 1, 1995 to
April 1, 1995                         8 1/2            11 7/8

April 2, 1995 to
July 1, 1995                          9 7/8            11 1/4

July 2, 1995 to
September 30, 1995                   10                14 1/8

October 1, 1995 to
December 30, 1995                    10 1/4            13 1/4

December 31, 1995 to
March 30, 1996                        9 3/8            12 1/4

March 31, 1996 to
June 29, 1996                        10 1/8            12 1/8

June 30, 1996 to
August 31, 1996                      10                11 1/8


           As of August 31, 1996 there were 547 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.


Dividend Policy
- ---------------

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

Item 6.   Selected Financial Data
          -----------------------

          The following table sets forth certain selected financial data:

                 6/27/92     7/3/93      7/2/94       7/1/95       6/29/96
                           (In thousands of dollars, except per share data)


Statement of
Operations:
- --------------

Revenues            $1,013,470  $1,214,783    $1,480,676   $1,597,028  $1,610,892

Net Income              31,368      42,903(1)     45,383       14,866      29,013

Net Income per Share       .78(2)     1.06(1)(2)    1.12         .37         .71

Balance Sheet Data:
- -------------------

Total Assets         $491,940     $585,481      $725,439    $ 735,269    $704,731

Working Capital       252,364      275,113       278,590      245,468     288,107

Long-Term Debt         94,234       91,428        91,369       83,298      74,907

Stockholders' Equity  278,712      323,111       369,857      385,019     413,745

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

[/FN]

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations
           --------------------------------------------------

          The Company maintains its records on the basis of a 52-53
week fiscal year ending on the Saturday closest to June 30. Fiscal 1996 ended on June 29, 1996, fiscal 1995 ended on July 1, 1995 and fiscal 1994 ended on July 2, 1994 and comprised 52 weeks each.


Results of Operations

                     Fiscal Years Ended July 2, 1994,
                      July 1, 1995 and June 29, 1996
                     --------------------------------

              The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the fiscal years ended July 2, 1994, July 1, 1995 and June 29, 1996.

                          Percentage of Net Sales
                          -----------------------

                             Fiscal Year Ended
                         -------------------------

                                            7/2/94       7/1/95      6/29/96

Net Sales                                   100.0%       100.0%      100.0%
                                            ------       ------      ------
Costs and expenses:

Cost of sales                                65.2         66.9        65.4

Selling and administrative
    expenses                                 28.6         29.7        30.1

Depreciation and amortization                 1.4          1.7         1.9

Interest expense                              0.7          0.9         0.7
                                              ---          ---         ---
                                             95.9         99.2        98.1
                                             ----         ----        ----
Other income                                  0.8          0.7         1.2
                                              ---          ---         ---
Income before income taxes                    4.9          1.5         3.1

Provision for income taxes                    1.8          0.6         1.3
                                              ---          ---         ---

Net income                                    3.1%         0.9%        1.8%
                                              ====         ====        ====


Results of Operations
- ---------------------

Performance in 1996 compared with 1995
- --------------------------------------

     Net sales increased $7.0 million (.4%) for fiscal 1996 compared with fiscal 1995. Comparative store sales decreased 7.2%. The Company believes the decrease in comparative store sales this year is due mainly to a weak apparel retail environment. New Burlington Coat Factory Warehouse stores opened during fiscal 1996 contributed $100.2 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to this year contributed $15.9 million to last year's sales. The Cohoes stores showed a comparative stores sale descrease of 11.3%, while contributing $40.8 million to consolidated sales for the fiscal year. Sales in fiscal 1996 for the Decelle stores were $34.6 million compared with $33.1 million in fiscal 1995. Two Totally 4 Kids stores, and one Luxury Linens store, opened during fiscal 1996 contributed sales of $6.0 million to net sales. Sales from leased departments, included in the twelve month net sales figure, were $34.9 million compared with $27.4 million last year.

     The Company closed nine stores during fiscal 1996. These stores contributed $15.5 million to net sales for the fiscal year ended
June 29, 1996 compared with $23.3 million last year.

     Other income (consisting primarily of rental income from leased departments, investment income and miscellaneous items) increased to $18.9 million for the year ended June 29, 1996 compared with $12.1 million for the year ended July 1, 1995. The increase for the fiscal year was due in part to a gain of approximately $1.8 million on the sale of the Company's Secaucus, New Jersey facility, a portion of which the Company had been leasing to third parties and a portion of which it uses as a store. In addition, increases in interest income of $4.2 million were the result of increases in investable funds generated by the Company through its continued plan of maintaining lower inventory levels compared with inventory levels of a year ago. Furthermore, during the third quarter of fiscal 1996, the Company recorded non-recurring miscellaneous income of $4.0 million. Partially offsetting these increases was a loss of $1.8 million for the twelve month period ended June 29, 1996, recorded for the writeoff of leasehold improvements of stores closed during this fiscal year.

     Cost of sales decreased $19.8 million (1.9%) for fiscal 1996 compared with fiscal 1995. The dollar decrease in cost of sales was due in part to a 7.2% decline in comparative store sales. This was partially offset by cost of sales from new stores opened during the year. Cost of sales as a percentage of net sales decreased from 66.9% a year ago to 65.4% this year. Cost of sales declined this year as a percentage of net sales due to higher initial markups as a result of better opportunistic buys. In addition, markdowns as a percentage of sales were down due to the significantly lower inventory levels carried at the stores. Freight as a percentage of purchases was down approximately 0.3% percent this year over last year.

     Selling and administrative expenses increased by $7.9 million (1.7%) from fiscal 1995 to fiscal 1996. This increase in expense was due primarily to costs associated with new store operations. As a percentage of net sales, selling and administrative expenses were 30.1% in the 1996 fiscal year compared with 29.7% for the 1995 fiscal year, an increase of 0.4%.

      Depreciation and amortization expense amount to $29.9 million in fiscal 1996 compared with $26.3 million in fiscal 1995. This increase of $3.6 million in the fiscal 1996 period compared with fiscal 1995 is attributable to new stores opened during the year as well as remodeling and fixturing of existing stores.

      Interest expense decreased $1.9 million for the fiscal year ended June 29, 1996 compared with the fiscal year ended July 1, 1995. The decrease in interest expense is the result of decreases in borrowing levels associated with the Company's revolving credit and term loan agreements and the refinancing of its industrial development bonds.

      The provision for income taxes increased to $20.0 million for the fiscal year ended June 29, 1996 from $10.1 million for the fiscal year ended July 1, 1995. The effective tax rate was 40.8% for the year ended June 29, 1996 compared with 40.4% for fiscal 1995.

      Net income increased $14.1 million to $29.0 million for fiscal 1996 from $14.9 million for fiscal 1995. Income per share was $.71 per share for fiscal 1996 compared with $.37 for fiscal 1995.

      The Company's business is seasonal, with its highest sales occurring in the month of October, November, December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November, and December.


Performance in 1995 compared with 1994
- --------------------------------------

        Net sales increased $116.5 million (7.9%) for fiscal 1995 compared to fiscal 1994. The increase in fiscal 1995 over fiscal 1994 was due to $101.1 million in sales from new Burlington Coat stores, $8.2 million from Luxury Linens stores, $4.1 million from Totally 4 Kids stores and $1.7 million each from Fit For Men and Baby Depot stores opened during the year. Cohoes Fashions stores, Decelle stores and the Mexican operations (sometimes collectively referred to as the "Specialty Operations") contributed additional sales over the prior year of $14.7 million. Offsetting these sales was a decrease in Burlington Coat comparative store sales of $75.4 million (5.4%). Sales from leased departments this year were $27.4 million compared with $18.8 million last year. Lack of consumer interest in apparel throughout the second half of fiscal 1995, the highly promotional retail environment and unseasonably warm weather in the fall and winter months were all factors affecting sales results for fiscal 1995.

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

          The increase in depreciation expense of $4.8 million in the 1995 period was attributable to 29 new stores opened during the period, remodeling and fixturing of existing stores, as well as the acquisition of one additional store.

          Interest expense increased $3.7 million (37.8%) from the 1994 period to the 1995 period. The increase in interest expense in the fiscal 1995 period was the result of the Company's increased usage of its lines of credit during the year as well as an increase in the average interest rate from last year of 3.8% to the current year's average borrowing rate of 5.7% on short-term debt.

          The effective income tax rates were 37.3% and 40.4% for the 1994 and 1995 periods, respectively. The increase in the tax rate in fiscal 1995 was due to the elimination of the Targeted Jobs Tax credit after December 31, 1994 and increases in state income taxes as a percentage of pre-tax income.

          Income before cumulative effect of change in accounting for income taxes decreased $30.5 million for fiscal year ended July 1, 1995 compared with the 1994 fiscal year. Income per share before cumulative effect of change in accounting for income taxes decreased to $0.37 per share for fiscal 1995 from $1.12 per share for fiscal 1994, which reflected a decline in operating income of the Company. The fiscal 1995 performance reflected a weak U.S. apparel environment and an unusually warm fall and winter. As a result of the weak sales performance in a highly promotional U.S. retail environment, higher markdowns reduced the Company's gross profit margin percentage in fiscal 1995. In addition, declining comparative store sales negatively impacted operating expense leverage.


Liquidity and Capital Resources
- -------------------------------

          During the year ended June 29, 1996, the Company opened
fifteen stores, including eleven Burlington Coat Factory
Warehouse stores, one "Luxury Linens" store, two "Totally 4 Kids" stores and one Decelle store.  The Company closed nine stores during the fiscal year
ended June 29, 1996.   Expenditures incurred to acquire, set up and fixture
new stores opened during fiscal 1996 were approximately
$16.2 million. In addition, the Company expended approximately $7.3 million for capital improvements and refurbishing of existing stores and its former Secaucus, New Jersey property (which was sold September 29, 1995). The Company estimates that it will spend approximately $20.2 million for capital expenditures (i.e., fixtures, equipment and leasehold improvements) in connection with the opening of from eight to eleven new stores and remodeling of existing stores during fiscal 1997.

          Working capital increased to $288.1 million at June 29, 1996 from $245.5 million at July 1, 1995. At July 2, 1994, working capital was $278.6 million.

          Total funds provided from operations for the fiscal years ended July 2, 1994, July 1, 1995 and June 29, 1996 were $72.6 million, $45.5 million and $66.9 million, respectively. Total funds from operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

          Net cash provided by operating activities of $163.4 million for the fiscal year ended June 29, 1996, increased from $43.0 million in net cash provided from operating activities for fiscal 1995. This increase in net cash from operations was due mainly to a reduction in merchandise inventory in the current year of $81.6 million versus a $16.9 million reduction in fiscal 1995 and to the earnings improvements made in fiscal 1996 versus fiscal 1995.

          The Company's long-term borrowings at June 29, 1996 include $72 million of long term subordinated notes issued by the Company to institutional investors in June, 1990 ("the Notes") and an industrial development bond of $10 million issued by the New Jersey Economic Development Authority. In July, 1996, the Company repurchased an additional $5.4 million of the Notes, leaving a remaining outstanding principal balance of the Notes of $66.6 million.

          The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have a remaining average maturity of 4.5 years and are subject to mandatory payment in installments of $8.0 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The industrial development bond financing (the "Bonds") consist of serial and term bonds. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on Sepember 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interst rate and average maturity of the Bonds are 5.84% and 9.78 years, respectively.

          The Company has in place a committed line of credit agreement in the amount of $50.0 million and $150.0 million in uncommitted lines of credit. The maximum borrowings outstanding under these lines were $120.4 million and $147.4 million during fiscal 1996 and fiscal 1995, respectively. The average borrowings outstanding under the lines were $38.7 million and $69.1 million during fiscal 1996 and 1995, respectively. The weighted average interest rate on outstanding borrowings during fiscal 1996 and 1995 were 6.3% and 5.7%, respectively. There were no short term borrowing as of June 29, 1996, compared with short term borrowings outstanding of $85.9 million at July 1, 1995.

          The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit and from its long term borrowings. The Company may consider replacing some of its short term borrowing sources with long term financing. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

          On or about September 23, 1994 three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January
17, 1995. The Company filed a motion to dismiss on May 17, 1995 and a hearing on the motion was held on July 20, 1995. One February 20, 1996, the District Court dismissed the plaintiff's amended complaint in its entirely. In March, 1996, plaintiffs filed an appeal from the District Court's decision. (See part II - Other Information,
Item 1 Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class actions suits or the materiality thereof at this time and accordingly has not established any reserve for this matter. However, the Company believes the actions are without merit and intends to vigorously defend them.


Inflation
- ---------

          Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased, and, therefore, inflation has not had a significant effect on operations.


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          See Index to Financial Statements and following pages.


Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure
          ---------------------------------------------

                               None

                                 PART III


Item 10. Directors and Executive Officers of the
         Registrant
         ---------------------------------------

Item 11. Executive Compensation
         ----------------------

Item 12. Security Ownership of Certain Beneficial
         Owners and Management
         ----------------------------------------

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

          In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General
Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after June 29, 1996.

                           PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K
           ----------------------------------------

             (a) The following documents are filed as part of this Report.

                                                             Page No.
              1.   Financial Statements

                   Index to Consolidated Financial              29
                     Statements

                   Independent Auditors' Report                 30

                   Consolidated Balance Sheets                  31
                     June 29, 1996 and July 1, 1995

                   Consolidated Statements of Operations        32
                     Fiscal Years Ended June 29, 1996,
                     July 1, 1995 and July 2, 1994

                   Consolidated Statements of                   33
                     Stockholders' Equity for the
                     Fiscal Years Ended July 2, 1994,
                     July 1, 1995 and June 29, 1996

                   Consolidated Statements of Cash              34
                     Flows for the Fiscal Years
                     Ended June 29, 1996, July 1, 1995
                     and July 2, 1994

                   Notes to Consolidated Financial              36
                     Statements

               2.  Financial Statement Schedules


                   Schedule II - Valuation and                  50
                     Qualifying Accounts

                   Schedules I, III, IV and V are omitted
                   because they are not applicable or not
                   required or because the required
                   information is included in the consol-
                   idated financial statements or notes
                   thereto.

                                                                  Page No.
             3.   Exhibits

             3.1  Articles of Incorporation,
                     as amended                                        2/

             3.2  By-laws                                              2/

           *10.1   1993 Stock Incentive Plan                           2/

            10.2   Revolving Credit Agreement dated                   56
                     August 30, 1985 between the
                     Company and BancOhio National
                     Bank, as amended through Amendment
                     No. 6.

            10.3   Burlington Coat Factory Warehouse                 154
                     Corporation 401(k) Profit-Sharing
                     Plan (as amended and restated
                     effective July 1, 1989)

            10.4   Loan Agreement dated as of August 1,              1/
                     1995 by and between New Jersey
                     Economic Development Authority and
                     Burlington Coat Factory Warehouse
                     of New Jersey, Inc.

            10.5   Assignment of Leases dated as of                  1/
                     August 1, 1995 from Burlington
                     Coat Factory Warehouse of New
                     Jersey, Inc. to First Fidelity
                     Bank, National Association
_______________
[FN]
<F1>
(1) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 1, 1995, File No. 1-8739.

<F2>
(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 3, 1993, File No. 1-8739.

*Executive Compensation Plan

[/FN]

                                                              Page No.

            10.6   Mortgage and Security Agreement             1/
                     dated as of August 1, 1995
                     between Burlington Coat Factory
                     Warehouse of New Jersey, Inc. and
                     First Fidelity Bank, National
                     Association

            10.7   Indenture of Trust dated as of              1/
                     August 1, 1995 by and between
                     New Jersey Economic Development
                     Authority and Shawmut Bank
                     Connecticut, National Association

            10.8   Guaranty and Suretyship dated as of         1/
                     August 1, 1995 from the Company to
                     First Fidelity Bank, National
                     Association

            10.9   Letter of Credit Reimbursement              1/
                     Agreement dated as of August 1, 1995
                     between Burlington Coat Factory
                     Warehouse of New Jersey,
                     Inc. and First Fidelity Bank,
                     National Association

            10.10  Environmental Indemnity Agreement dated     1/
                     as of August 1, 1995 between Burlington
                     Coat Factory Warehouse of New Jersey,
                     Inc. and First Fidelity Bank,
                     National Association

            10.11  Note Agreement dated June 27, 1990          1/

            21     Subsidiaries of Registrant                199

            23     Consent of Deloitte & Touche LLP,         201
                     independent certified public
                     accountants, to the use of
                     their report on the financial
                     statements of the Company for
                     the fiscal year ended June 29,
                     1996 in the Registration Statements
                     of the Company on Form S-8,
                     Registration No. 2-96332,
                     No. 33-21569, No. 33-51965 and
                     No. 33-61351

            27      Financial Data Schedule                  203

               EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
               ---------------------------------------------

       Description                          Location
       -----------                          --------
1)  1993 Stock Incentive Plan          Filed as Exhibit 10.1
                                       to the Company's Annual
                                       Report on Form 10-K for
                                       the year ended July 3,
                                       1993, Pages 103-130

            (b)  Reports on Form 8-K

          During the period ended June 29, 1996 the Company filed two (2) reports on Form 8-K.

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

Dated: September 27, 1996

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                    Date
- ----                               -----                    ----
/s/ Monroe G. Milstein       Chief Executive Officer    September 27, 1996
  Monroe G. Milstein           and President (Principal
                               Executive Officer);
                               Director


/s/ Robert L. LaPenta, Jr.   Controller (Principal      September 27, 1996
- -------------------------      Financial and
  Robert L. LaPenta, Jr.       Accounting Officer)

/s/ Henrietta Milstein       Director                   September 27, 1996
- -------------------------
  Henrietta Milstein

- -------------------------    Director                   September ___, 1996
  Harvey Morgan

/s/ Andrew R. Milstein       Director                   September 27, 1996
- -------------------------
  Andrew R. Milstein

/s/ Stephen E. Milstein      Director                   September 27, 1996
- -------------------------
  Stephen E. Milstein

/s/ Mark A. Nesci            Director                   September 27, 1996
- -------------------------
  Mark A. Nesci

- -------------------------    Director                   September ___, 1996
  Irving Drillings

                               SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
        ---------------------------------------------
               (Registrant)

By: _____________________________
    Monroe G. Milstein, President

Dated: September   , 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                    Date
- ----                               -----                    ----
________________________   Chief Executive Officer    September __, 1996
  Monroe G. Milstein         and President (Principal
                             Executive Officer);
                             Director


________________________   Controller (Principal      September __, 1996
  Robert L. LaPenta, Jr.     Financial and
                             Accounting Officer)

________________________   Director                   September __, 1996
  Henrietta Milstein

/s/Harvey Morgan           Director                   September 27, 1996
- ------------------------
  Harvey Morgan

________________________   Director                   September __, 1996
  Andrew R. Milstein

________________________   Director                   September __, 1996
  Stephen E. Milstein

________________________   Director                   September __, 1996
  Mark A. Nesci

________________________   Director                   September __, 1996
  Irving Drillings

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
        ---------------------------------------------
                             (Registrant)

By: _____________________________
    Monroe G. Milstein, President

Dated: September   , 1996


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                    Date

________________________   Chief Executive Officer    September __, 1996
  Monroe G. Milstein         and President (Principal
                             Executive Officer);
                             Director


________________________   Controller (Principal      September __, 1996
  Robert L. LaPenta, Jr.     Financial and
                             Accounting Officer)

________________________   Director                   September __, 1996
  Henrietta Milstein

________________________   Director                   September __, 1996
  Harvey Morgan

________________________   Director                   September __, 1996
  Andrew R. Milstein

________________________   Director                   September __, 1996
  Stephen E. Milstein

________________________   Director                   September __, 1996
  Mark A. Nesci

/s/Irving Drillings        Director                   September 27, 1996
- ------------------------
  Irving Drillings

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

                            AND SUBSIDIARIES

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------


                                                         Page No.

Independent auditors' report                               30

Consolidated balance sheets                                31
  June 29, 1996 and July 1, 1995

Consolidated statements of operations for the              32
  fiscal years ended June 29, 1996, July 1,
  1995 and July 2, 1994

Consolidated statements of stockholders'                   33
  equity for the fiscal years ended July 2, 1994, July 1, 1995 and June 29, 1996

Consolidated statements of cash flows for                  34
  the fiscal years ended June 29, 1996, July
  1, 1995 and July 2, 1994

Notes to consolidated financial statements                 36

Financial Statement Schedules

  - Schedule II -- Valuation and Qualifying                50
                      Accounts

  - Schedules I, III, IV and V are motted
         because they are not applicable or
         not required because the required
         information is included in the
         consolidated financial statements
         or notes thereto.

INDEPENDENT AUDITORS' REPORT
- ----------------------------

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington
Coat Factory Warehouse Corporation and its subsidiaries as of June 29, 1996 and July 1, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 29, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries at June 29, 1996 and July 1, 1995, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 29, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
September 13, 1996


               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

               (All amounts in thousands except share data)



                                                        June 29,     July 01,
                                                         1996          1995
ASSETS
- ------

Current Assets:
 Cash and Cash Equivalents                                $73,560     $ 14,520
 Accounts Receivable (Net of Allowance for Doubtful
         Accounts of 1996--$990 and 1995--$3,711)          15,003       15,326
 Merchandise Inventories                                  370,437      452,026
 Deferred Tax Asset                                         9,762        8,843
 Prepaid and Other Current Assets                          19,808        6,006
                                                         ---------------------
         Total Current Assets                             488,570      496,721

Property and Equipment Net of Accumulated
   Depreciation and Amortization                          206,582      224,493
Other Assets                                                9,579       14,055
                                                         ---------------------
Total Assets                                             $704,731     $735,269
                                                         =====================
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current Liabilities:
  Accounts Payable                                       $118,900     $101,046
  Notes Payable                                                --       85,900
  Income Taxes Payable                                      5,227        2,064
  Accrued Insurance Costs                                  17,407       13,448
  Other Current Liabilities                                50,538       40,729
  Current Maturities of Long-Term Debt                      8,391        8,066
                                                         ---------------------
         Total Current Liabilities                        200,463      251,253

Long-Term Debt                                             74,907       83,298
Other Liabilities                                           8,237        9,728
Deferred Tax Liability                                      7,379        5,971

Commitment and Contingencies

Stockholders' Equity:
 Preferred Stock, Par Value $1; Authorized
  5,000,000 shares; none issued and outstanding                --           --
 Common Stock, Par Value $1; Authorized 100,000,000 shares;
  41,164,848 shares issued and outstanding at June 29, 1996
  41,139,459 shares issued and outstanding at July 1, 1995 41,165       41,139
 Capital in Excess of Par Value                            25,384       25,143
 Retained Earnings                                        349,608      320,595
 Unrealized Loss-Marketable Securities                         --           (8)
 Unearned Compensation                                        (87)          --
 Treasury Stock at Cost; 1996--468,987 Shares              (2,325)      (1,850)
                         1995--427,387 Shares

          Total Stockholders Equity                       413,745      385,019
                                                        ----------------------

Total Liabilities and Stockholders' Equity               $704,731     $735,269
                                                        ======================



See notes to consolidated financial statements


               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS


               (All amounts in thousands except share data)

                                                       Year Ended
                                         ------------------------------------
                                           June 29,     July 01,    July 02,
                                            1996          1995       1994
                                         ------------------------------------
REVENUES:

Net Sales                                $1,591,964   $1,584,942   $1,468,440
Other Income                                 18,928       12,086       12,236
                                         ------------------------------------

                                          1,610,892    1,597,028    1,480,676
                                         ------------------------------------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
   Depreciation and Amortization)         1,040,388    1,060,212      956,818
 Selling and Administrative Expenses        479,852      471,947      420,046
 Depreciation and Amortization               29,913       26,327       21,528
 Interest Expense                            11,735       13,602        9,873
                                          -----------------------------------
                                          1,561,888    1,572,088    1,408,265
                                          -----------------------------------

Income Before Provision for
 Income Taxes                                49,004       24,940       72,411

Provision for Income Taxes                   19,991       10,074       27,028
                                          -----------------------------------

Net Income                                  $29,013      $14,866    $  45,383
                                          ===================================

Net Income Per Share                    $      0.71    $     0.37 $      1.12
                                       =======================================
Weighted Average Shares Outstanding      40,730,516    40,710,683  40,632,201
                                       =======================================
Dividends Per Share                            --             --
                                       =======================================




See notes to consolidated financial statements

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        YEARS ENDED JULY 02, 1994, JULY 01, 1995 AND JUNE 29, 1996

                        (All amounts in thousands)


                                       Capital in                                   Valuation
                              Common   Excess of   Retained   Treasury  Unearned    Allowance
                              Stock    Par Value   Earnings    Stock    Compensation           Total
                            --------------------------------------------------------------------------

Balance at July 03, 1993    $ 41,028  $ 23,598    $ 260,346    ($1,850)    --       ($11)     $323,111
Net Income                                           45,383                                     45,383
Stock Options Exercised           81     1,007                                                   1,088
Net Unrealized Loss on
 Noncurrent Marketable
 Securities                                                                           (9)            (9)
Equity Adjustment for
 Translation                                                                         284            284
Stock Split Adjustment            13       (13)                                                      0
                             --------------------------------------------------------------------------

Balance at July 02, 1994     41,122    24,592       305,729    (1,850)              264        369,857
Net Income                                           14,866                                    14,866
Stock Options Exercised          17       551                                                     568
Net Unrealized Gain on
 Noncurrent  Marketable
 Securities                                                                          12             12
Equity Adjustment for
 Translation                                                                       (284)          (284)
                             __________________________________________________________________________
Balance at July 01, 1995      41,139    25,143       320,595    (1,850)               (8)       385,019
Net Income                                            29,013                                     29,013
Stock Options Exercised           16       142                                                      158
Net Unrealized Gain on
  Noncurrent Marketable
  Securities                                                                           8              8
Unearned Compensation             10        99                             (87)                      22
Treasury Stock Transactions                                      (475)                            (475)
                            ___________________________________________________________________________
Balance at June 29, 1996    $41,165   $25,384      $349,608   ($2,325)   ($87)       --       $413,745
                            ===========================================================================



See notes to consolidated  financial statements



                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (All amounts in thousands)
                                                         Year Ended
                                              --------------------------------
                                               June 29,    July 01,    July 02,
                                                 1996       1995       1994
                                              --------------------------------
OPERATING ACTIVITIES

Net Income                                    $29,013    $  14,866   $ 45,383
 Adjustments to Reconcile Net Income to Net Cash
  Provided by (Used in) Operating Activities:
  Depreciation and Amortization                29,913       26,327     21,528
  Provision for Losses on Accounts Receivable   6,068        5,162      4,821
  Provision for Deferred Income Taxes             489       (2,920)      (826)
  (Gain)Loss on Disposition of Fixed Assets      (100)         536        203
  Non-Cash Rent Expense and Other               1,438        1,521      1,527
  Changes in Operating Assets and Liabilities:
   Accounts Receivable                         (5,965)      (3,032)    (8,674)
   Merchandise Inventories                     81,589       16,895   (116,002)
   Prepaids and Other Current Assets          (13,876)      11,962     (1,327)
   Accounts Payable                            17,854      (32,660)    17,499
   Accrued and other Current Liabilities       16,931        4,389      7,525
                                           -----------------------------------
   Net Cash Provided by (Used in)
      Operating Activities                    163,354       43,046    (28,343)
                                           -----------------------------------
INVESTING ACTIVITIES
  Acquisition of Property and Equipment       (29,340)      (66,900)   (63,686)
  Short-Term Investments-Net                       --            --     16,421
  Proceeds From Sale of Fixed Assets           17,839            27         17
  Issuance of Long-Term Notes Receivable         (516)       (5,202)    (3,668)
  Receipts Against Long-Term Notes Receivable   4,539         1,611        609
  Acquisition of Leasehold                         --        (2,652)    (2,050)
  Minority Interest                               (62)          (66)       497
  Other                                        (2,485)         2,031       568
                                           -----------------------------------
  Net Cash (Used in) Investing Activities     (10,031)       (71,151)  (51,292)
                                           -----------------------------------
FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt         (8,066)           (59)     (118)
  Issuance of Common Stock Upon Exercise of
    Stock Options                                 158            568      1,088
  Purchase of Treasury Stock                     (475)            --         --
  Net (Payments) Borrowings Under
    Lines of Credit                           (85,900)        20,880     65,020
                                           ------------------------------------
  Net Cash (Used in) Provided by
    Financing Activities                      (94,283)        21,389     65,990
                                           ------------------------------------
  Increase (Decrease) in Cash and
     Cash Equivalents                          59,040         (6,716)   (13,645)
  Cash and Cash Equivalents at
      Beginning of Period                      14,520         21,236     34,881
                                           -----------------------------------
  Cash and Cash Equivalents at
      End of Period                           $73,560       $ 14,520   $ 21,236
                                           ====================================
  Interest Paid                               $12,062       $ 13,490   $  9,873
                                           ====================================
  Income Taxes Paid                           $16,339       $ 10,900   $ 32,414
                                           ====================================


See notes to consolidated financial statements

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Supplemental Schedule of Non-Cash Financing and Investing Activities:

    The Company wrote off certain fixed assets with a book value of $.2 million, $.5 million and $1.8 million for the fiscal years 1994, 1995 and 1996, respectively.

    During fiscal 1996, the Company granted a restricted stock award of 10,000 shares of its common stock to an officer of the Company with a fair market value of $108,800 as of the award's measurement date. This award vests over a four year period from the date of grant.

    See notes to consolidated financial statements.

Notes to Consolidated Financial Statements
- ----------------------------------------------------------------------------
A. Summary of Significant Accounting Policies

    1. Business
    Burlington Coat Factory Warehouse Corporation operates 244 stores, in 41 states, which sell "off-price" apparel for men, women and children. A majority of those stores offer a home linens department and a baby room furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse" (two hundred eighteen stores),
    "Cohoes Fashions" (five stores), "Decelle" (eight stores), "Luxury Linens" (seven stores), "Totally 4 Kids" (four stores), "Fit For Men" (one store), and "Baby Depot" (one store). Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop item, gifts and accessories and offers merchandise in the middle to higher range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, childrens's books, toys, computer software for kids and educational tapes in a family environment. Fit For Men is a stand alone mens store specializing in special size menswear. Baby Depot is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories.

    2. Principles of Consolidation
    The consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

    3. Use of Estimates
    The Company's consolidated financial statemens have been prepared in conformity with generally accepted accounting principals. Certain amounts included in the consolidated financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, including the use of third party specialists where appropriate, actual result could differ from these estimates.

    4. Inventories
    Inventories are stated at the lower of the First In First Out (FIFO) cost or market, as determined by the retail inventory method.

    5. Property and Equipment
    Property and equipment are stated at cost and depreciation is computed on the straight line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are amortized over a ten year period. Repairs and maintenance expenditures are charged to expense as incurred. Renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized.

    6. Store Opening Expenses
    Expenses related to new store openings are charged to operations in the period incurred.

    7. Income Taxes
    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.

    8. Net Income per Share
    Net income per share is based on the weighted average number of shares outstanding during each period. The dilutive effect of stock options is not material.

    9. Cash and Cash Equivalents
    Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalent investments amounted to $58.9 million at June 29, 1996 and $.8 million at July 1, 1995.

    10. Fiscal Year End Date
    The Company's fiscal year is a 52-53 week year with its year ending on the Saturday closest to June 30th of each year. Fiscal 1996, fiscal 1995 and fiscal 1994 ended June 29, 1996, July 1, 1995 and
    July 2, 1994, respectively, and comprised 52 weeks each.

    11. Other Income
    Other income is primarily rental income received from leased departments and interest income. In addition, the Company realized approximately $4.0 million in non-recurring income from a settlement of a contractual obligation during fiscal 1996.

    12.  Reclassifications
    Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current year.

    13.  Recent Accounting Pronouncements
    a. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived

    Assets to Be Disposed Of, which will be adopted by the Company in fiscal year 1997 as required by this statement. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. Management has not yet determined what impact, if any, adoption of this Statement will have on the Company's financial statements.

    b. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which is effective for the Company beginning June 30, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principals Board Option No. 25 (APB No. 25), which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro-forma effects on net income and earnings per share as required by SFAS No. 123.

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

C. Property and Equipment
Property and equipment consists of:

- -----------------------------------------------------------------------------
                                        June 29,      July 1,
                                         1996          1995
                                           (in thousands)
- -----------------------------------------------------------------------------
Land                                   $ 18,345      $ 21,181
Buildings                                66,926        81,191
Store Fixtures and Equipment            180,862       188,072
Leasehold Improvements                   65,683        60,546
Construction in Progress                    146           ---
- -----------------------------------------------------------------------------
                                       $331,962       350,990
- -----------------------------------------------------------------------------
Less Accumulated Depreciation
  and Amortization                     (125,380)     (126,497)
- -----------------------------------------------------------------------------
                                       $206,582       $224,493
- -----------------------------------------------------------------------------


D. Accounts Payable
Accounts payable consists of the following:

- ------------------------------------------------------------------------------
                                       June 29,    July 1,
                                         1996       1995
                                          (in thousands)
- ------------------------------------------------------------------------------

Accounts Payable-Trade                 $ 98,441    $ 76,571
Accounts Payable-Due Banks               10,247       7,641
Other                                    10,212      16,834
- ------------------------------------------------------------------------------
                                       $118,900    $101,046
- ------------------------------------------------------------------------------

E. Lines of Credit
The Company had committed lines of credit of $50.0 million and $40.0 million at June 29, 1996 and July 1, 1995, respectively. The Company also had uncommitted lines of credit of $150.0 million and $160.0 million at June 29, 1996 and July 1, 1995, respectively. As of June 29, 1996 all borrowings under these agreements had been repaid. Short-term borrowings outstanding under these committed and uncommitted lines at July 1, 1995 were $85.9 million. Letters of credit outstanding against these lines were $38.6 million and $36.9 million at June 29, 1996 and July 1, 1995, respectively.

The maximum borrowings outstanding under these lines were $120.4 million and $147.4 million during fiscal 1996 and fiscal 1995, respectively. The average borrowings outstanding under these lines were $38.7 million during fiscal 1996 and $69.1 million during fiscal 1995.

The weighted average interest rate on outstanding borrowings during fiscal 1996 was 6.3%. The weighted average interest rate on outstanding borrowings during fiscal 1995 was 5.7%.

Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate. The $50 million committed line of credit requires a commitment fee on the unused portion of 1/4 of 1 percent.

The Company's committed line of credit renews annually and is available through 1998. The uncommitted lines of credit are cancellable at any time.

F. Long-Term Debt
      Long-term debt consists of:

- -------------------------------------------------------------------------------
                                       June 29,       July 1,
                                        1996           1995
                                           (in thousands)
- -------------------------------------------------------------------------------

Subordinated Notes, 10.6%, due in
  annual $8 million payments from
  June 1996 to June 2005               $ 72,000       $ 80,000
Industrial Revenue Bonds, 5.84%,
  due in semi-annual payments of
  various amounts from September 1,
  1996 to September 1, 2010              10,000         10,000
Urban Development Action Grant, non-
  interest bearing, due April 1999          917            917
Promissory note, due at various dates
  through 2000 (interest rate
  imputed at 10.6%)                         381            447
- -------------------------------------------------------------------------------

Subtotal                                 83,298         91,364

Less current portion                     (8,391)        (8,066)
- -------------------------------------------------------------------------------
Long-Term Debt                         $ 74,907        $83,298
- -------------------------------------------------------------------------------

The Industrial Revenue Bonds and Urban Development Action Grant were issued in connection with the construction of the Company's distribution center. The Bonds are secured by a first mortgage on the Company's distribution center. The Urban Development Action Grant was secured by a second mortgage on the facility.

On September 1, 1995 the Company called the Industrial Revenue Bonds at
103 and simultaneously refinanced these bonds with fixed rate bonds with an average interest rate of 5.84%. The new Industrial Revenue Bonds have the same maturity schedule as the original bonds and are also secured by a first mortgage on the Company's home office and distribution center. The average interest rate before the refinancing was 9.78%. Indebtedness totalling $10.9 million are secured by land and buildings with a net book value of $19.8 million at June 29, 1996.

Long-term debt maturing in each of the next five fiscal years is as follows: 1997 - $8.4 million; 1998 - $8.4 million; 1999 - $9.4 million;
2000 - $8.5 million; and 2001 - $8.5 million.

Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At June 29, 1996, $190.6 million of the Company's retained earnings of $349.6 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

G. Sales from Leased Departments
Retail sales from certain leased departments, included in net sales, amounted to $34.9 million, $27.4 million and $18.8 million in fiscal 1996, fiscal 1995 and fiscal 1994, respectively.

H. Lease Commitments
The Company leases 228 stores and office spaces under operating leases that will expire principally during the next twenty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments under the operating leases:

- ------------------------------------------------------------------
                                       (in thousands)
Fiscal Year
__________________________________________________________________

1997                                        $  60,664
1998                                           58,332
1999                                           54,938
2000                                           49,124
2001                                           45,273
Thereafter                                    314,125
- ------------------------------------------------------------------
Total minimum lease payments                $ 582,456
- ------------------------------------------------------------------


The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $4.6 million under non-cancelable subleases and other contingent rental agreements.

Total rental expenses under operating leases for the periods ended on June 29, 1996, July 1, 1995 and July 2, 1994 were $62.7 million, $57.1 million and $47.3 million, respectively, including contingent rentals of $1.8 million, $2.5 million, and $1.5 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $5.7 million, $6.1 million, and $4.9 million which has been included in other income for the periods ended June 29, 1996, July 1, 1995 and July 2, 1994, respectively.

The Company has irrevocable letters of credit in the amount of $15.6 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.

I. Employee Retirement Plans
The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. Effective September 1, 1995, the Company amended and restated the plan to provide additional retirement security to particpants by adding a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code.

Membership in the salary deferral feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) Plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions was $5.0 million for fiscal
1996. The provision for profit sharing contibutions were $.9 million and $4.2 million, respectively, for the periods ended July 1, 1995 and July 2, 1994.


J. Income Taxes
The provision for income taxes is summarized as follows:

- ----------------------------------------------------------------------

Year ended                    1996       1995        1994
                                  (in thousands)
- ----------------------------------------------------------------------
Current:
Federal                      $17,112    $10,737    $24,779
State and Local                2,390      2,257      3,075
- ----------------------------------------------------------------------
Subtotal                      19,502     12,994     27,854
Deferred                         489     (2,920)      (826)
- ----------------------------------------------------------------------
Total                        $19,991    $10,074    $27,028
- ----------------------------------------------------------------------


A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:


______________________________________________________________________

Year ended                      1996        1995      1994
______________________________________________________________________

Tax at statutory rate           35.0%       35.0%     35.0%
State income taxes, net
  of federal benefit             3.9         4.7       2.8
Job tax credit                    --         (.3)      (.9)
Other charges                    1.9         1.0        .4
- ----------------------------------------------------------------------
Effective tax rate              40.8%       40.4%     37.3%
______________________________________________________________________


Deferred income taxes for 1996, 1995 and 1994 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

On August 10, 1993 the Omnibus Budget Reconciliation Act was enacted which increased federal tax rates from 34% to 35%. The effect on current and deferred taxes of this change in tax rates was not significant and was recognized in income during fiscal 1994.

Temporary differences which give rise to deferred tax assets and liabilities at June 29, 1996 and July 1, 1995 are as follows:


- --------------------------------------------------------------------------------
Year Ended                        1996                         1995
                           Deferred   Deferred        Deferred       Deferred
                             Tax         Tax            Tax            Tax
                            Assets    Liabilities      Assets       Liabilities
                                           (in thousands)
- --------------------------------------------------------------------------------

Current:
  Allowance for doubtful
    accounts               $  399                      $1,494
  Compensated absences        692                         657
  Inventory costs
    capitalized for tax
    purposes                2,805                       3,544
  Insurance reserves        6,630                       4,836
  Prepaid items deductible
    for tax purposes        _____       $1,413                          $2,117
  Other                       649                         429
- ------------------------------------------------------------------------------
                          $11,175      $1,413          10,960            2,117
- -------------------------------------------------------------------------------
Non-Current:
    Depreciation                       11,111                            9,706
    Accounting for rent
      expense               1,152                       1,131
    Pre-opening cost        2,615          35           2,414
   Other                                                  190
- -------------------------------------------------------------------------------
                          $ 3,767     $11,146          $3,735           $9,706
- -------------------------------------------------------------------------------

No valuation account is deemed necessary.

K. Supplementary Income Statement Information


- -------------------------------------------------------------------------------
Year ended                   1996         1995        1994
                                     (in thousands)
- -------------------------------------------------------------------------------
Advertising               $44,172       $42,345      $38,793

Repairs and Maintenance   $16,631       $15,533      $13,330
- -------------------------------------------------------------------------------

All other required items are omitted since they are less than 1% of total revenues.

L. Incentive Plans
In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan") which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988 the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares under this Plan. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 450,000 shares of common stock have been reserved for issuance under the 1993 Plan. A summary of stock options transactions in fiscal 1994, 1995 and 1996 is as follows (all data have been restated to reflect the three-for-two stock split):


- ------------------------------------------------------------------
                              Number         Option Price
                              of Shares        Per Share
- ------------------------------------------------------------------
- ------------------------------------------------------------------
Options outstanding
  July 3, 1993     . . . . .   379,401    $ 4.48 to $ 8.30
Options issued     . . . . .    25,100    $24.69
Options cancelled  . . . . .    (5,445)   $ 4.74 to $ 7.37
Options exercised  . . . . .   (81,011)   $ 4.74 to $ 7.37
- ------------------------------------------------------------------
Options outstanding
  July 2, 1994     . . . . .   318,045    $ 4.74 to $24.69
Options issued     . . . . .    38,200    $11.50
Options cancelled  . . . . .    (5,290)   $ 4.74 to $ 7.37
Options exercised  . . . . .   (16,404)   $ 4.74 to $ 7.37
- ------------------------------------------------------------------
Options outstanding
  July 1, 1995     . . . . .   334,551    $ 4.74 to $24.69
Options issued     . . . . .    38,900    $11.38
Options cancelled  . . . . .    (6,525)   $ 4.74 to $ 7.37
Options exercised  . . . . .   (15,456)   $ 4.74 to $ 7.37
- ------------------------------------------------------------------
Options outstanding
  June 29, 1996    . . . . .   351,470    $ 4.74 to $24.69
Options exercisable. . . . .   312,570    $ 4.74 to $24.69
- ------------------------------------------------------------------


Included in the above are options to purchase 2,250 shares of stock issued to a member of the Board of Directors at $8.22 per share which were exercised during the year ended July 2, 1994.

During the fiscal year ended June 29, 1996, a restricted stock award of 10,000 shares of the Company's common stock was made to an officer of the company.
The fair market value on the date of the award was $108,800. The shares become vested to the officer over a four year period based on certain employment criteria. The unearned compensation related to this award is being amortized over the vesting period.

M. Interim Financial Information (Unaudited)
(All amounts in thousands except per share data.)


- --------------------------------------------------------------------------------
                                                                        Net Income
                                          Provision                     (Loss)
                                         (Benefit)           Net        per
              Net           Gross         for Income         Income     Share
              Sales         Profit        Taxes              (Loss)      (1)
- -------------------------------------------------------------------------------
1996:
First        $291,227      $ 97,086       ($7,761)           ($11,161) $(.27)
Second        658,631       233,760        33,769              48,784   1.20
Third         323,234       108,070        (3,089)             (4,567)  (.11)
Fourth        318,872       112,660        (2,928)             (4,043)  (.10)
- -------------------------------------------------------------------------------

1995:
First        $299,242      $105,875       ($4,675)            ($7,526) $(.18)
Second        656,492       218,309        26,442              43,115   1.06
Third         324,457       107,901        (5,144)             (9,029)  (.22)
Fourth        304,751        92,645        (6,549)            (11,694)  (.29)
- -------------------------------------------------------------------------------

(1) Net income per share is based on the weighted average number of shares outstanding during each of the quarters. The sum of the four quarters may not equal the full year computation due to rounding.

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

N. Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate fair value because of the short maturities of these items.

Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair value of notes payable and long-term debt (including current maturities) are as follows:

_____________________________________________________________________________
                                     June 29,             July 1,
                                      1996                 1995

                                  Carrying  Fair      Carrying    Fair
                                  Amount    Value     Amount      Value
                                            (in thousands)
- -----------------------------------------------------------------------------

Notes Payable                       --        --       $85,900   $85,900

Long-Term Debt
 (including current maturities)   $83,298   $83,556    $91,364   $92,930
- -----------------------------------------------------------------------------

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

O. Legal Matters
In late September, 1994, the Company received summons and complaint in three separate purported class action lawsuits. Each of the complaints was consolidated into a single amended complaint which sought unspecified damages and alleged a cause of action arising under certain federal securities laws for alleged material misstatements and omissions in public statements by the Company and five executive officers purportedly causing the market price of the Company's common stock to be artificially inflated during the period October 4, 1993 through September 23, 1994, inclusive.
On February 20, 1996, the District Court dismissed the plaintiff's amended complaint in its entirety. In March, 1996, plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit. The Company is unable to determine the probability of any potential loss with respect to these class actions or the materiality thereof at this time and accordingly has not established any reserve for this matter in the accompanying consolidated financial statements.

Dividend Policy
The Company has not paid cash dividends in the past and does not currently plan to do so. It is the present policy of the Company's Board of Directors to retain future earnings to finance the growth and development of the Company's business. Any payment of cash dividends in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At June 29, 1996, $190.6 million of the Company's retained earnings were unrestricted and available for the payment of cash dividends.

Market for the Registrant's Common Equity and Related Stockholder Matters The Company's Common Stock is traded on the New York Stock Exchange, Inc. and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from July 3, 1994 to June 29, 1996 and for the two months ended August 31, 1996:


- -----------------------------------------------------------------
Period                          Low Price           High Price
- ----------------------------------------------------------------
- -----------------------------------------------------------------
July 3, 1994 to                   12 2/3              24 3/4
October 1, 1994
- -----------------------------------------------------------------
October 2, 1994 to                10 1/4              14 1/8
December 31, 1994
- -----------------------------------------------------------------
January 1, 1995 to                8 1/2               11 7/8
April 1, 1995
- -----------------------------------------------------------------
April 2, 1995 to                  9 7/8               11 1/4
July 1, 1995
- -----------------------------------------------------------------
July 2, 1995 to                  10                   14 1/8
September 30, 1995
- -----------------------------------------------------------------
October 1, 1995 to                10 1/4              13 1/4
December 30, 1995
- -----------------------------------------------------------------
December 31, 1995 to               9 3/8              12 1/4
March 30, 1996
- -----------------------------------------------------------------
March 31, 1996 to                 10 1/8              12 1/8
June 29, 1996
- -----------------------------------------------------------------
June 30, 1996 to                  10                  11 1/8
August 31, 1996
- -----------------------------------------------------------------


    As of August 31, 1996, there were 547 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.


                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                Schedule II - Valuation and Qualifying Accounts
                           (All amounts in thousands)

- -------------------------------------------------------------------------------
                     COL. A        COL. B      COL. C     COL. D         COL. E.
- -------------------------------------------------------------------------------
DESCRIPTION          BALANCE AT                          CHARGED TO    BALANCE AT
                     BEGINNING   CHARGED TO    OTHER     ACCOUNTS      END OF
                     OF PERIOD    EXPENSE    ACCOUNTS    WRITTEN OFF   PERIOD
- -------------------------------------------------------------------------------
Period ended 6/29/96

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE    $3,711      $6,068        $0      $(8,789)     $  990
                      ---------------------------------------------------------
Period ended 7/01/95

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE    $4,995     $5,162         $0      $(6,446)     $3,711
                      ---------------------------------------------------------
Period ended 7/02/94

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE    $4,237     $4,821         $0      $(4,063)     $4,995
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

                                  June 29, 1996

                                     under

                      The Securities Exchange Act of 1934






                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

             (Exact Name of Registrant as specified in its Charter)










- ------------------------------------------------------------------------------

                               INDEX TO EXHIBITS

Exhibits                                               Page No.

  3.1        Articles of Incorporation, as Amended        2/

  3.2        By-laws                                      2/

 10.1        1993 Stock Incentive Plan                    2/

 10.2        Revolving Credit Agreement dated             56
               August 30, 1985 between the Company
               and BancOhio National Bank as amended
               through Amendment No. 6

 10.3        Burlington Coat Factory Warehouse           154
               Corporation 401(k) Profit-Sharing
               Plan (as amended and restated effective
               July 1, 1989)


 10.4        Loan Agreement dated as of                   1/
               August 1, 1995 by and between
               New Jersey Economic Development
               Authority and Burlington Coat Factory
               Warehouse of New Jersey, Inc.

 10.5        Assignment of Leases dated as of             1/
               August 1, 1995 from Burlington
               Coat Factory Warehouse of New
               Jersey, Inc. to First Fidelity Bank,
               National Association

 10.6        Mortgage and Security Agreement dated        1/
               as of August 1, 1995 between Burlington
               Coat Factory Warehouse of New Jersey,
               Inc. and First Fidelity Bank, National
               Association

_______________
[FN]
<F1>
(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 1, 1995, File No. 1-8739.

<F2>
(2) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 3, 1993, File No. 1-8739.

[/FN]

Exhibits                                                          Page No.
- --------                                                          --------

 10.7        Indenture of Trust dated as of                         1/
               August 1, 1995 by and between
               New Jersey Economic Development
               Authority and Shawmut Bank
               Connecticut, National Association


 10.8        Guaranty and Suretyship Agreement dated                1/
               as of August 1, 1995 from the Company
               to First Fidelity Bank, National
               Association

 10.9        Letter of Credit Reimbursement Agreement                1/
               dated as of August 1, 1995 between
               Burlington Coat Factory Warehouse of
               New Jersey, Inc. and First Fidelity
               Bank, National Association

 10.10       Environmental Indemnity Agreement dated                 1/
               as of August 1, 1995 between Burlington
               Coat Factory Warehouse of New Jersey,
               Inc. and First Fidelity Bank, National
               Association

 10.11       Note Agreement dated June 27, 1990                      1/

 21          Subsidiaries of Registrant                            199

 23          Consent of Deloitte & Touche LLP                      201
               independent certified public accountants, to the use of their report on the financial statements of the Company for the fiscal year ended June 29, 1996 in the Registration
               Statements of the Company on Form S-8,
               Registration No. 2-96332, No. 33-21569,
               No. 33-51965 and No. 33-61351

 27          Financial Data Schedule                               203