Form 10-Q
period 1996-09-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1996-11-12
CIK 718916

FORM 10-Q

                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended September 28, 1996
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at November 6, 1996
Common stock, par value $1                41,180,478

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

                                 I N D E X

                                                                  Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets -                           3
   September 28, 1996 (unaudited), June 29, 1996 and
   September 30, 1995 (unaudited)

  Condensed consolidated statements of operations -                 4
   Three months ended September 28, 1996 and
   September 30, 1995 (unaudited)

  Condensed consolidated statements of cash flows                   5
   Three months ended September 28, 1996 and
   September 30, 1995 (unaudited)

   Notes to condensed consolidated financial statements             6

 Item 2.  Management's discussion and analysis of               8 -12
          results of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Preceedings                                        13

 Item 6.  Exhibits and reports on Form 8-K                         13

SIGNATURES                                                         14

                      * * * * * * * * * * * *

        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Unaudited)

                        (All amounts in thousands)

                                     September 28,   June 29,    September 30,
                                          1996         1996           1995

                                      (Unaudited)    (Note A)     (Unaudited)
ASSETS
Current Assets:
 Cash and Cash Equivalents             $ 55,977      $ 73,560      $ 35,215
 Accounts Receivable                     18,888        15,003        19,081
 Merchandise Inventories                530,375       370,437       582,717
 Deferred Tax Assets                     17,266         9,762        17,257
 Prepaid and Other Current Assets        16,273        19,808         9,654
                                       --------      --------      --------
     Total Current Assets               638,779       488,570       663,924

Property and Equipment Net of Accumulated
   Depreciation and Amortization        206,285       206,582       217,678
Other Assets                              9,313         9,579        11,029
                                       --------      --------      --------
Total Assets                           $854,377      $704,731      $892,631
                                       ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                      $282,090      $118,900      $255,954
 Notes Payable                               --            --        84,300
 Income Taxes Payable                     4,480         5,227         1,909
 Other Current Liabilities               71,834        67,945        68,753
 Current Maturities of Long Term Debt     7,825         8,391         8,066
                                       --------      --------      --------
Total Current Liabilities               366,229       200,463       418,982

Long Term Debt                           69,730        74,907        83,282
Other Liabilities                         8,461         8,237        10,010
Deferred Tax Liability                    7,435         7,379         6,489

Stockholders' Equity:
 Unrealized Loss-Marketable Securities       --            --            (8)
 Unearned Compensation                      (82)          (87)           --
 Preferred Stock                             --            --            --
 Common Stock                            41,186        41,165        41,140
 Capital in Excess of Par Value          25,480        25,384        25,152
 Retained Earnings                      338,734       349,608       309,434
 Less Treasury Stock at Cost             (2,796)       (2,325)       (1,850)
                                       --------      --------      --------
Total Stockholders' Equity              402,522       413,745       373,868
                                       --------      --------      --------
Total Liabilities and
 Stockholders' Equity                  $854,377      $704,731      $892,631
                                       ========      ========      ========

See notes to the condensed consolidated financial statements.

Note A: The balance sheet at June 29, 1996 has been derived from the audited financial statements at that date.

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                 (Unaudited)

               (All amounts in thousands except per share data)

                                                     Three Months Ended
                                                September 28,  September 30,
                                                    1996           1995
                                                ----------------------------
REVENUES:

Net Sales                                         $307,240      $ 291,227
Other Income                                         3,078          4,401
                                                  --------      ---------
Total Revenues                                     310,318        295,628


COSTS AND EXPENSES:
 Cost of Sales (Exclusive of Depreciation
      and Amortization)                            203,310        194,141
 Selling and Administrative Expenses               115,461        109,553
 Depreciation and Amortization                       7,624          6,905
 Interest Expenses                                   2,227          3,951
                                                  --------       --------
Total Costs and Expenses                           328,622        314,550
                                                  --------       --------
Loss Before Benefit for Income Taxes               (18,304)       (18,922)

Benefit For Income Taxes                            (7,430)        (7,761)
0                                                  --------       --------
Net Loss                                          ($10,874)      ($11,161)
                                                  ========       ========

Earnings (Loss) Per Share:
  Net Loss Per Share                                ($0.27)        ($0.27)
                                                  ========       ========

Weighted Average Shares Outstanding             40,658,570     40,711,856
                                                ==========     ==========

See notes to the condensed consolidated financial statements.

        BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                          (All amounts in thousands)
                                                      Three Months Ended
                                                 September 28,   September 30,
                                                     1996            1995

OPERATING ACTIVITIES
  Net Loss                                         ($10,874)       ($11,161)
   Adjustments to Reconcile Net Loss to Net Cash
     (Used in) Provided by Operating Activities:
     Depreciation and Amortization                    7,624           6,905
     Provision for Losses on Accounts Receivable      1,061             832
     Provision for Deferred Income Taxes             (7,448)         (7,896)
     Loss (Gain) on Disposition of Fixed Assets         459          (1,979)
     Rent Expense and Other                             383             431
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                            (5,366)         (4,664)
      Merchandise Inventories                      (159,938)       (130,691)
      Prepaids and Other Current Assets               3,529          (3,662)
      Accounts Payable                              163,190         154,908
      Other Current Liabilities                       3,142          13,921
                                                   --------        --------
       Net Cash (Used in) Provided by
                     Operating Activities            (4,238)         16,944
                                                   --------        --------
INVESTING ACTIVITIES
      Acquisition of Property and Equipment         (7,766)        (15,200)
      Proceeds From Sale of Fixed Assets                 5          17,625
      Issuance of Long Term Notes Receivable            --            (359)
      Receipts Against Long Term Notes Receivable      488           3,684
      Minority Interest                                 36              57
      Other                                            (16)           (450)
                                                   -------         --------
       Net Cash (Used in) Provided by
                     Investing Activities           (7,253)          5,357
                                                   -------         --------

FINANCING ACTIVITIES
      Principal Payments on Long Term Debt          (5,743)            (16)
      Issuance of Common Stock Upon Exercise of
        Stock Options                                  122              10
      Net (Repayments) Borrowings Under
        Lines of Credit                                 --          (1,600)
      Purchase of Treasury Stock                      (471)             --
                                                   -------         -------
       Net Cash (Used in) Provided by
                      Financing Activities          (6,092)         (1,606)
                                                   -------         -------
       (Decrease) Increase in Cash and
        Cash Equivalents                           (17,583)         20,695
       Cash and Cash Equivalents at Beginning
        of Period                                   73,560          14,520
                                                   -------         -------
       Cash and Cash Equivalents at End of Period  $55,977         $35,215
                                                   =======         =======

      Interest Paid:                                  $635          $1,995
        Income Taxes Paid:                            $765            $289
                                                   =======         =======

See notes to the condensed consolidated financial statements.

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                              AND SUBSIDIARIES
            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       THREE MONTHS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995


1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, (which are of a normal and recurring nature), necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the three months ended September 28, 1996 and the corresponding period ended September 30, 1995 are not necessarily indicative of results for the fiscal year.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 28, 1996.

3. Inventories as of September 28, 1996 and September 30, 1995 are stated at the lower of FIFO cost or market, as valued by the gross profit method. Inventories as of June 29, 1996 were valued by the retail inventory method.

4. As of September 28, 1996, the Company had a deferred tax liability of $7.4 million and a current deferred tax asset of $17.3 million. As of September 30, 1995, the Company had a deferred tax liability of $6.5 million and a current deferred tax asset of $17.3 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $6.8 million for the three months ended September 28, 1996 compared with $7.1 million for the similar period of fiscal 1996.

6. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7.     Recent Accounting Pronouncements
a. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company has adopted this statement in the current fiscal quarter as required by this statement. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. As of September 28, 1996 the Company has determined that no adjustment under this statement is required.

b. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which is effective for the Company beginning June 30, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (APB No. 25), which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company has adopted SFAS No. 123 in the current fiscal quarter and as permitted will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro-forma effects on net income and earnings per share as required by SFAS No. 123.

                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month period ended September 28, 1996 and September 30,
1995

                                Percentage of Net Sales
                                  Three Months Ended

                           September 28,  September 30,
                              1996           1995

Net Sales                    100.0%          100.0%

Costs and expenses:
Cost of sales                 66.2            66.7
Selling & administrative
 expenses                     37.6            37.6
Depreciation &
  amortization                 2.5             2.4

Interest expense                .7             1.3
                          --------        --------
                             107.0           108.0
                          --------        --------
Other income                   1.0             1.5
                          --------        --------

Loss before income taxes      (6.0)           (6.5)

Income tax benefit             2.4             2.7
                          --------        --------

Net loss                      (3.6%)          (3.8%)
                            ========        ========

Three Months Ended September 28, 1996 and September 30, 1995
------------------------------------------------------------
Net sales increased by $16.0 million (5.5%) for the three month period ended September 28, 1996 compared with the similar period a year ago. Comparative store sales increased 1.1%. New Burlington Coat Factory Warehouse stores opened subsequent to September 30, 1995 contributed $3.7 million to this quarter's sales. Stores which were in operation a year ago, but which were closed prior to this year's first quarter contributed $2.8 million to last year's first quarter sales.
Specialty stores opened subsequent to last fiscal year's first quarter, including two Totally 4 Kids stores, and a Luxury Linens store, contributed sales of $2.5 million to this year's first quarter. Two Luxury Linens stores and one Totally 4 Kids store were closed subsequent to September 30, 1995. These stores contributed $1.3 million to last year's first quarter sales. The Cohoes stores showed a comparative stores sales increase of 7.3%, while contributing $10.2 million to this year's first quarter sales compared with $9.5 million in last year's first quarter. Sales in the current year's first quarter for Decelle stores amounted to $8.4 million compared with $7.6 million for the similar period of a year ago.

Other income (consisting primarily of rental income from lease departments, investment income and miscellaneous items) decreased $1.3 million for the three months ended September 28, 1996 compared with the three months ended September 30, 1995. The decrease is primarily due to a $2.0 million gain on the sale of the Company's Secaucus, New Jersey facility, during the first quarter of fiscal 1996. Investment income increased $.3 million for the three months ended September 28, 1996 compared with the similar period of fiscal 1996. In addition, during the first quarter of fiscal 1997 the Company had $.5 million of miscellaneous non-recurring income items.

Cost of sales increased by $9.2 million (4.7%) for the three month period ended September 28, 1996 compared with the similar period a year ago. Cost of sales, as a percentage of net sales, for the three month period ended September 28, 1996 and for the similar period of the prior year were 66.2% and 66.7%, respectively. This percentage improvement is due primarily to improved initial margins offset in part by slight increases in markdowns taken.

Selling and administrative expenses increased by $5.9 million (5.4%) for the three month period ended September 28, 1996 compared with the similar period a year ago, primarily due to increases in payroll at both the store and home office levels. Increases in payroll are due in part to staffing increases at the stores, home office and distribution center, annual pay increases granted subsequent to last year's first quarter, and payroll expenditures for stores opened subsequent to last year's first quarter. As a percentage of sales, selling and administrative expenses were 37.6% for both the three months ended September 28, 1996 and the three months ended September 30, 1995.

Interest expense decreased $1.7 million to $2.2 million for the three months ended September 28, 1996 compared with the comparable period of a year ago. This decrease is due in part to a reduction in long term debt from last year's first quarter and the refinancing of the Company's Industrial Revenue Bond. Also, the Company did not borrow on its short term lines of credit during the current three month period because operations were funded from internally generated funds as opposed to the comparable period of fiscal 1996, when the Company had short term loan interest expense of $1.5 million related to its lines of credit.

Income tax benefit decreased to $7.4 million for the three months ended September 28, 1996, from $7.8 million for the comparable period of a year ago. The effective tax benefit percentages were 40.6% for the three months ended September 28, 1996 and 41.0% for the three months ended September 30, 1995.

Net loss decreased to $10.9 million for the three months ended September 28, 1996 from $11.2 million for the comparable period of fiscal 1996. Loss per share remained at ($.27) per share for the three months ended September 28, 1996 compared with the three months ended September 30, 1995.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November, and December.

Liquidity and Capital Resources
-------------------------------
During the first quarter of fiscal 1997, the Company opened one new Burlington Coat Factory Warehouse store. The Company estimates spending approximately $7.2 million for store openings during this fiscal year, of which approximately $1.3 million has been expended as of September 28, 1996. In addition, the Company plans to expend apprxoimately $12.2 million for the refurbishing and refixturing of existing stores, of which $4.2 million has been expended at the end of the first quarter. During fiscal 1997, the Company expects to spend approximately $11 million for computer systems, both at the store and corporate level.

Working capital increased to $272.6 million at September 28, 1996 from $244.9 million at September 30, 1995.

Net cash used in operating activities of $4.2 million for the fiscal quarter ended September 28, 1996 increased from $16.9 million in net cash provided by operating activities for the comparable period of fiscal 1996, an increase in cash used in operating activities of $21.2 million. This change in net cash used in operations was the result of the Company's seasonal inventory build-up being at an increased level compared with the similar period of a year ago.

The Company's long-term borrowings at September 28, 1996 include $66.6 million of long term subordinated notes issued by the Company to institutional investors in June 1990 ("the Notes") and an industrial development bond of $9.7 million issued by the New Jersey Economic Development Authority.

The Notes mature on June 27, 2005 and bear interest at the rate of
10.6% per annum.  The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8.0 million each without premium on June 27 of each year.  These repayments began
with the first prepayment being made June 27, 1996.    The Notes are
subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the first quarter of fiscal
1997, the Company repurchased an additional $5.4 million of the Notes which reduced the Company's mandatory prepayment to $7.4 million annually. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled, but may consider doing so in the future should conditions favorable to the Company present themselves.

The interest rate on the industrial development bond financing was originally fixed at 9.78% over the life of these serial and term bonds (the "Bonds"). The Company refinanced its industrial development bonds with the New Jersey Economic Development Authority on September 1, 1995. The original bonds were called at 103 and refinanced with credit enhanced bonds (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds having the same maturity as the original issue. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.84% and 9.78 years, respectively. During the current fiscal quarter, the Company expended approximately $.3 million for the repayment of the Refunding Bonds.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and $150.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during fiscal 1997's first quarter. The maximum borrowings outstanding under these lines were $120.4 million during the first quarter of fiscal 1996. The average borrowings outstanding under the lines were $98.1 million during the first quarter of fiscal 1996. The weighted average interest rate on outstanding borrowings during the first quarter of fiscal 1996 was 6.2%. Short term borrowings outstanding at September 30, 1995 were $84.3 million.

The decrease in short term borrowings at September 28, 1996 over September 30, 1995 is the direct result of continued maintenance of lower inventory levels in the stores. In addition, liquidity was enhanced by a significant increase in profitability during fiscal 1996 and to reductions in capital expenditures during fiscal 1996 and the first quarter of fiscal 1997.

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

On or about September 23, 1994 three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January 17, 1995. The Company filed a motion to dismiss on May 17, 1995 and a hearing on the motion was held on July 20, 1995. On February 20, 1996, the District Court dismissed the plaintiff's amended complaint in its entirety. In March, 1996, the plaintiffs filed an appeal from the District Court's decision. (See Part II - Other Information, Item 1 - Legal Proceedings). The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter. However, the Company believes the actions are without merit and intends to vigorously defend them.

                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES

                         PART II - OTHER INFORMATION

Item 1 Legal Proceedings


            In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint sought unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleged material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs alleged caused the Company's common stock to be artificially inflated during the proposed Class Period, which was defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. On March 3, 1995, the Company and the individual defendants served a motion to dismiss plaintiffs' Amended Complaint. That motion was fully briefed and filed with the Court on May 17, 1995; oral argument on that motion was held on July 20, 1995. On February 20, 1996, the District Court granted the Company's motion and dismissed the plaintiffs' Amended Complaint in its entirety. In March 1996, the plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit (the Appeal ). Although the Company is unable at this time to assess the probable outcome of the Appeal or the materiality of the risk of loss in connection therewith, the Company fully agrees with the District Court's decision to dismiss the Amended Complaint in its entirety, and intends to vigorously oppose the plaintiffs' efforts to overturn the District Court's decision.



Item 6 Exhibits and Reports on Form 8-K

            a.   Exhibits - None
            b. The Company filed no current reports on Form 8-K for the period ended September 28, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION




                 By: /s/ Monroe G. Milstein
                     Monroe G. Milstein
                     President & Chief Executive Officer




                 By: /s/ Robert L. LaPenta, Jr.
                     Robert L. LaPenta, Jr., Corporate
                     Controller & Chief Accounting Officer


Date:   November 12, 1996