Form 10-Q
period 1996-12-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1997-02-11
CIK 718916

FORM 10-Q


                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended December 28, 1996
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at February 5, 1997
--------------------------         --------------------------------
Common stock, par value $1                   41,182,420

                   BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                                 I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - December 28, 1996          3
   (unaudited), June 29, 1996 and December 30, 1995 (unaudited)

  Condensed consolidated statements of operations - Six and          4
   three months ended December 28, 1996 and December 30, 1995
   (unaudited)

  Condensed consolidated statements of cash flows - Six and          5
   three months ended December 28, 1996 and December 30, 1995
   (unaudited)

   Notes to condensed consolidated financial statements          6 - 7

 Item 2.  Management's discussion and analysis of results        8 - 14
          of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                         15

 Item 4.  Submission of Matters to a Vote of Security Holders       16

 Item 6.  Exhibits and reports on Form 8-K                          16

SIGNATURES                                                          17

                      * * * * * * * * * * * *

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS


                          (All amounts in thousands)
                                         December 28,     June 29,   December 30,
                                           1996             1996        1995
                                        (Unaudited)       (Note A)   (Unaudited)
ASSETS

Current Assets:
 Cash and Cash Equivalents              $288,464         $ 73,560    $158,745
 Accounts Receivable                      22,073           15,003      23,661
 Merchandise Inventories                 414,607          370,437     439,238
 Deferred Tax Asset                       10,415            9,762       9,828
 Prepaid and Other Current Assets         14,875           19,808       6,919
                                        --------         --------    --------

            Total Current Assets         750,434          488,570     638,391


Property and Equipment Net of Accumulated
   Depreciation and Amortization         208,172          206,582     219,304
   Other Assets                            9,052            9,579      10,781
                                        --------         --------    --------

Total Assets                            $967,658         $704,731    $868,476
                                        ========         ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                       $279,706        $118,900     $221,120
 Notes Payable                                --              --           --
 Income Taxes Payable                     30,481           5,227       24,169
 Other Current Liabilities               102,611          67,945       92,877
 Current Maturities of Long Term Debt      7,827           8,391        8,069
                                        --------        --------     --------

            Total Current Liabilities    420,625         200,463      346,235

Long Term Debt                            69,716          74,907       83,263
Other Liabilities                          8,682           8,237       10,224
Deferred Tax Liability                     7,546           7,379        6,062

Stockholders' Equity:
 Unearned Compensation                       (68)            (87)          --
 Preferred Stock                              --              --           --
 Common Stock                             41,187          41,165       41,145
 Capital in Excess of Par Value           25,486          25,384       25,179
 Retained Earnings                       404,783         349,608      358,218
 Less Treasury Stock at Cost             (10,299)         (2,325)      (1,850)
                                        --------        --------     --------

            Total Stockholders' Equity   461,089         413,745      422,692
                                        --------        --------     --------

Total Liabilities and
 Stockholders' Equity                   $967,658        $704,731     $868,476
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

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (unaudited)

               (All amounts in thousands except per share data)

                                              Six Months Ended          Three Months Ended
                                         December 28, December 30,  December 28, December 30,
                                             1996         1995          1996         1995
                                         --------------------------  -------------------------

REVENUES:

Net Sales                               $1,047,198    $ 949,858      $739,958     $658,631
Other Income                                 7,593        7,592         4,515        3,191
                                        ----------    ---------      --------     --------
                                         1,054,791      957,450       744,473      661,822
                                        ----------    ---------      --------     --------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of Depreciation
   and Amortization)                       674,734      619,012         471,424    424,871
 Selling and Administrative Expenses       267,551      253,420         152,090    143,867
 Depreciation and Amortization              15,092       14,284           7,468      7,379
 Interest Expenses                           4,150        7,103           1,923      3,152
                                        ----------    ---------       ---------    -------
                                           961,527      893,819         632,905    579,269
                                        ----------    ---------       ---------    -------
Income Before Provision for Income Taxes    93,264       63,631         111,568     82,553

Provision For Income Taxes                  38,089       26,008          45,519     33,769
                                        ----------    ---------       ---------   --------
Net Income                              $   55,175    $  37,623       $  66,019   $ 48,784

Earnings Per Share:
  Net Income Per Share                  $     1.36    $    0.92       $    1.64  $    1.20
                                        ==========    =========       =========  =========

Weighted Average Shares Outstanding     40,550,167   40,713,693      40,377,366 40,715,543
                                        ==========   ==========      ========== ==========
                                             -              -               -          -
Dividends Per Share



See notes to the condensed consolidated financial statements.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                               AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                          (All amounts in thousands)

                                                       Six Months Ended
                                                  December 28,    December 30,
                                                      1996            1995

OPERATING ACTIVITIES
  Net Income                                        $ 55,175         $ 37,623
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                    15,092           14,284
     Provision for Losses on Accounts Receivable       3,462            2,636
     Provision for Deferred Income Taxes                (486)            (894)
     Loss (Gain) on Disposition of Fixed Assets        1,132           (1,937)
     Rent Expense and Other                              786              912
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                            (11,070)         (11,213)
      Merchandise Inventories                        (44,170)          12,788
      Prepaids and Other Current Assets                4,927             (913)
      Accounts Payable                               160,806          120,074
      Other Current Liabilities                       59,348           60,305
                                                   ---------         --------
        Net Cash Provided by Operating Activities    245,002          233,665

INVESTING ACTIVITIES
       Acquisition of Property and Equipment         (17,248)         (24,286)
       Proceeds From Sale of Fixed Assets                  4           17,628
       Issuance of Long Term Notes Receivable              -             (539)
       Receipts Against Long Term Notes Receivable       651            4,021
       Minority Interest                                  43               44
       Other                                              38             (418)
                                                   ---------         --------
         Net Cash Used by Investing Activities       (16,512)          (3,550)
                                                   ---------         --------

FINANCING ACTIVITIES
      Principal Payments on Long Term Debt            (5,755)             (32)
      Issuance of Common Stock Upon Exercise of
        Stock Options                                    143               42
      Repayment of Borrowings Under Lines of Credit        -          (85,900)
      Purchase of Treasury Stock                      (7,974)               -
                                                   ---------         --------
        Net Cash Used in Financing Activities        (13,586)         (85,890)
                                                   ---------         --------
        Increase in Cash and Cash Equivalents        214,904          144,225
        Cash and Cash Equivalents at Beginning
         of Period                                    73,560           14,520
                                                   ---------         --------
        Cash and Cash Equivalents at End of Period  $288,464         $158,745
                                                   =========         ========
        Interest Paid:                              $  4,182           $7,424
        Income Taxes Paid:                          $ 13,321           $4,798
                                                   =========         ========

See notes to the condensed consolidated financial statements.


         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      SIX AND THREE MONTHS ENDED DECEMBER 28, 1996 AND DECEMBER 30, 1995

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended December 28, 1996 and the corresponding periods ended December 30, 1995 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of December 28, 1996 and December 30, 1995 are stated at the lower of FIFO cost or market, as valued by the gross profit method. Inventories as of June 29, 1996 were valued by the retail inventory method.

4. As of December 28, 1996, the Company had a deferred tax liability of $7.5 million and a current deferred tax asset of $10.4 million. As of December 30, 1995, the Company had a deferred tax liability of $6.1 million and a current deferred tax asset of $9.8 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes.
Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $19.2 million and $12.4 million for the six and three month periods ended December 28, 1996 compared with $19.6 million and $12.5 million for the similar periods of fiscal 1996.

6. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7.      Recent Accounting Pronouncements
a. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company has adopted this statement in the first fiscal quarter of the current fiscal year as required by this statement. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. As of December 28, 1996 the Company has determined that no adjustment under this statement is required.

b. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, which is effective for the Company beginning June 30, 1996. SFAS No. 123 requires expanded disclosure of stock-based compensation arrangements with employees and encourages (but does not require) compensation expense to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply Accounting Principles Board Opinion No. 25 (APB No. 25), which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company has adopted SFAS No. 123 in the current fiscal year and as permitted will continue to apply APB No. 25 to its stock-based compensation awards to employees and will disclose the required pro-forma effects on net income and earnings per share as required by SFAS No. 123.

                 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                                AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended December 28, 1996 and December 30, 1995.

                                      Percentage of Net Sales
                                      -----------------------
                            Six Months Ended           Three Months Ended
                            ----------------           ------------------
                        December 28,  December 30,  December 28,  December 30,
                            1996          1995          1996          1995
                        ------------  ------------  ------------  ------------

Net sales                 100.0%         100.0%       100.0%        100.0%

Costs and expenses:
Cost of sales              64.4           65.2         63.7          64.5
Selling & adminis-
  trative expenses         25.6           26.7         20.6          21.9
Depreciation &
  amortization              1.4            1.5          1.0           1.1

Interest expense             .4             .7           .2            .5
                        -------        -------      -------       -------
                           91.8           94.1         85.5          88.0
                        -------        -------      -------       -------
Other income                 .7             .8           .6            .5
                        -------        -------      -------       -------

Income before income
taxes                       8.9            6.7         15.1          12.5

Provision for income
taxes                       3.6            2.7          6.2           5.1
                       --------       --------      -------       -------

Net income                  5.3%           4.0%         8.9%          7.4%
                       ========       ========     ========       =======


Six and Three Months Ended December 28, 1996 and December 30, 1995
------------------------------------------------------------------
Net sales increased $97.3 million (10.2%) for the six month period ended December 28, 1996 compared with the similar period a year ago. Comparative store sales increased 7.6%. New Burlington Coat Factory Warehouse stores opened subsequent to December 30, 1995 contributed $16.5 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed $6.5 million to last year's sales. The Cohoes stores showed a comparative stores sales increase of 6.4%, while contributing $22.4 million to consolidated sales for the period. Sales in the six month period for the Decelle stores were $20.9 million compared with $18.3 million in the similar period of a year ago. Two Totally 4 Kids stores were opened subsequent to last years's second fiscal quarter contributing sales of $3.0 million to the current six month period. Sales from leased departments, included in the six month net sales figure, were $19.2 million compared with $19.6 million for the similar period of a year ago.

For the three month period ended December 28, 1996, net sales increased 12.3% to $740.0 million compared with the similar period of a year ago. Comparative store sales increased 10.3%. New Burlington Coat Factory Warehouse stores opened subsequent to December 30, 1995 contributed $15.2 million to the second quarter's net sales volume. Cohoes comparative store sales increased $.7 million (5.8%) for the second quarter of fiscal 1997 compared with the similar period of fiscal 1996. New Totally 4 Kids stores contributed $2.3 million to this year's second quarter sales. Sales for the Decelle chain were $12.4 million for the three months ended December 28, 1996 compared with $10.7 million in the similar period of fiscal 1996. Leased department sales, included in net sales, were $12.4 million for the second fiscal quarter this year compared with $12.6 million in last year's similar period.

Other income (consisting primarily of rental income from leased departments, investment income and miscellaneous items) was $7.6 million for both the six months ended December 28, 1996 and the six months ended December 30, 1995. Investment income increased $1.6 million for the six months ended December 28, 1996 compared with the similar period of a year ago. Offsetting this increase was a $1.9 million gain on the sale of the Company's Secaucus, New Jersey facility recorded in last year's comparable six month period. The Company recorded losses of $1.1 million for the writeoff of leasehold improvements of stores to be closed during fiscal 1997, compared with $.6 million of similar writeoffs in last year's six month period. In addition, the Company had non-recurring miscellaneous income items of approximately $.6 million during the first six months of fiscal 1997. For the three months ended December 28, 1996, other income was $4.5 million compared with $3.2 million for the similar period of fiscal 1996. For the three months ended December 28, 1996, interest income increased $1.3 million compared with the similar period of a year ago.

Cost of sales increased by $55.7 million (9.0%) for the six month period ended December 28, 1996 compared with the similar period a year ago and by $46.6 million (11.0%) for the quarter ended December 28, 1996 compared with the similar period a year ago. Cost of sales as a percentage of net sales decreased from 65.2% to 64.4% for the six months and decreased from 64.5% to 63.7% for the quarter ended December 28, 1996 compared with similar periods a year ago. These decreases in cost of sales, as a percentage of sales for both the six months and second quarter are due to improvements in the Company's initial markons. The Company's initial markups have improved due to better buys from vendors, particularly in outerwear, driven by the ability to purchase merchandise opportunistically. However, there can be no assurance that the opportunistic purchases will continue to be available in the future.

Selling and administrative expenses increased by $14.1 million (5.6%) for the six month period ended December 28, 1996 compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses decreased to 25.6% from 26.7% in the comparable six month period. For the three months ended December 28, 1996, selling and administrative expenses increased $8.2 million to $152.1 million (5.7%). As a percentage of sales, selling and administrative expenses were 20.6% compared with 21.9% for the similar period of a year ago. For both the six and three month periods ended December 28, 1996, compared with the similar periods of a year ago, the dollar increases in selling and administrative expenses are primarily due to an increase in payroll expenditures. Payroll costs increased, due to annual pay increases granted subsequent to last year's second quarter, payroll expenditures for stores opened subsequent to last year's second quarter and to increased staffing levels at the stores, home office and distribution center due to the substantial increase in business during the quarter.

Interest expense decreased $3.0 million for the six months ended December 28, 1996 compared with the similar period of fiscal 1996. For the three month period ended December 28, 1996, interest expense was $1.9 million, a decrease of $1.2 million compared with the three months ended December 30, 1995. The six and three month decreases in interest expense are the result of decreases in borrowing levels associated with the Company's revolving credit and term loan agreements, refinancing of its industrial revenue bond and the repayment of $13.4 million of its subordinated bonds.

The provision for income taxes increased to $38.1 million for the six months ended December 28, 1996 from $26.0 million for the similar period of fiscal 1996. For the three months ended December 28, 1996 the provision for income taxes increased to $45.5 million from $33.8 million for the comparable period of a year ago. The effective tax rates were 40.8% for the six and three month periods ended December 28, 1996 compared with 40.9% for the comparable six and three month periods of fiscal 1996.

Net income increased $17.6 million to $55.2 million for the six months ended December 28, 1996 from $37.6 million for the comparative period of fiscal 1996. Income per share was $1.36 per share for the current year's six month period compared with $.92 for the similar period of a year ago. Net income was $66.0 million for the three month period ended December 28, 1996 compared with $48.8 million for the three months ended December 30, 1995. Net income per share increased to $1.64 per share for the three months ended December 28, 1996 compared with $1.20 for the similar period of a year ago.

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

Liquidity and Capital Resources
-------------------------------

The Company opened one Burlington Coat Factory store during the first quarter of fiscal 1997 and two additional stores in the second fiscal quarter. The Company also opened one Totally 4 Kids store in Ontario, California during this year's second quarter. The Company estimates spending approximately $7.2 million for store openings during this fiscal year, of which approximately $2.7 million have been expended as of December 28, 1996. In addition, the Company plans to spend approximately $12.2 million for the refurbishing and refixturing of existing stores, of which $8.0 million have been expended as of the




                                                        Page 11 of 18


end of this year's second fiscal quarter. During the second quarter, the Company purchased the land and building associated with one of its stores for approximately $2.5 million. Expenditures for computer systems are expected to be approximately $11.0 million during fiscal 1997. Through the first six months of the current fiscal year, approximately $4.3 million of computer system expenditures have been made.

The Company repurchased 684,400 shares of its stock, costing approximately $8.0 million in the first half of this current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of December 28, 1996, the Company has authorization to purchase an additional $2.0 million of its stock.

Working capital increased to $329.8 million at December 28, 1996 from $292.2 million at December 30, 1995.

Net cash provided by operating activities was $245.0 million for the six months ended December 28, 1996, an increase of $11.3 million from $233.7 million in net cash provided by operating activities for the comparable period of fiscal 1996. This change in net cash provided by operations was the result of the Company's improved profitability during the first six months of fiscal 1997 compared with the similar period of fiscal 1996.

The Company's long-term borrowings at December 28, 1996 include $66.6 million of long term subordinated notes issued by the Company to institutional investors in June 1990 ("the Notes") and an industrial development bond of $9.7 million issued by the New Jersey Economic Development Authority.

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of four and one half years and are subject to mandatory prepayment in installments of $8.0 million each without premium on June 27 of each year. These repayments began with the first prepayment being made
June 27, 1996.    The Notes are subordinated to senior debt,
including, among others, bank debt and indebtedness for borrowed money. During the first quarter of fiscal 1997, the Company repurchased an additional $5.4 million of the Notes which reduced the Company's mandatory prepayment to $7.4 million annually. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled, but may consider doing so in the future should conditions favorable to the Company present themselves.

The interest rate on the industrial development bond financing was originally fixed at 9.78% over the life of these serial and term bonds (the "Bonds"). The Company refinanced its industrial development bonds with the New Jersey Economic Development Authority on September 1, 1995. The original bonds were called at 103 and refinanced with credit enhanced bonds (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds having the same maturity as the original issue. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.84% and 9.01 years, respectively. During the current year's first fiscal quarter, the Company expended approximately $.3 million for the repayment of the Refunding Bonds.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and $150.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during fiscal 1997's first two quarters. The maximum borrowings outstanding under these lines were $120.4 million during the first quarter of fiscal 1996. The average borrowings outstanding under the lines were $98.1 million during the first quarter of fiscal 1996 at an average interest rate of 6.2%. During the second quarter of fiscal 1996, the Company had maximum borrowings under these agreements of $84.3 million. The average borrowing during this period was $65.1 million with an average borrowing interest rate of 6.2%. As of December 30, 1995, all borrowings under these agreements had been repaid.

The decrease in short term borrowings, during the six month period ended December 28, 1996, over the similar period of a year ago is the direct result of continued maintenance of lower inventory levels in the stores. In addition, liquidity was enhanced by a significant increase in profitability during fiscal 1996 and the first half of fiscal 1997. Also, reductions in capital expenditures during fiscal 1996 and the first six months of fiscal 1997 resulted in lower borrowing requirements.

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

On or about September 23, 1994 three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January 17, 1995. The Company filed a motion to dismiss on May 17, 1995 and a hearing on the motion was held on July 20, 1995. On February 20, 1996, the District Court dismissed the plaintiff's amended complaint in its entirety. In March, 1996, the plaintiffs filed an appeal from the District Court's decision, and in December, 1996, the U.S. Court of Appeals for the Third Circuit heard oral argument on the appeal. (See Part II -
Other Information, Item 1 - Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter. However, the Company believes the actions are without merit and intends to vigorously defend them.

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES

                        PART II - OTHER INFORMATION

Item 1  Legal Proceedings


             In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint sought unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleged material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs alleged caused the Company's common stock to be artificially inflated during the proposed Class Period, which was defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. On February 20, 1996, the District Court granted the Company's motion to dismiss the plaintiffs' Amended Complaint in its entirety. In March 1996, the plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit (the Appeal ). On December 12, 1996, the Third Circuit entertained oral argument in connection with the Appeal. Although the Company is unable at this time to assess the probable outcome of the Appeal or the materiality of the risk of loss in connection therewith, the Company fully agrees with the District Court's decision to dismiss the Amended Complaint in its entirety.

Item 4  Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on November 7, 1996. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; and 2) stockholders ratified the appointment of Deloitte
& Touche LLP as independent certified public accountants for the Company for the fiscal year ending June 28, 1997. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

                                                                 Broker
1)      Election of Directors     Votes For    Votes Withheld   Non-Votes
        ---------------------     ---------    --------------   ---------

        Monroe G. Milstein        36,623,045      109,377         - 0 -
        Henrietta Milstein        36,507,120      225,302         - 0 -
        Andrew R. Milstein        36,576,370      156,052         - 0 -
        Irving Drillings          36,553,745      178,677         - 0 -
        Harvey Morgan             36,641,395       91,027         - 0 -
        Stephen E. Milstein       36,576,070      156,352         - 0 -
        Mark A. Nesci             36,577,120      155,302         - 0 -


2) Ratify appointment of Deloitte & Touche LLP as independent Certified Public Accountants:

        Votes For          36,689,859
        Votes Against          23,746
        Votes Abstained        18,917
        Broker Non-Vote             0


Item 6  Exhibits and Reports on Form 8-K

                                                   Page No.
                                                   --------
             a.   Exhibits

             27. Financial Data Schedule             18

             b. The Company filed no current reports on Form 8-K for the period ended December 28, 1996.

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

                  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



                  /s/   Monroe G. Milstein
                  Monroe G. Milstein
                  President & Chief Executive Officer




                  /s/   Robert L. LaPenta, Jr.
                  Robert L. LaPenta, Jr.
                  Corporate Controller & Chief Accounting
                  Officer

Date: February  7, 1997