Form 10-Q
period 1997-03-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1997-05-13
CIK 718916

FORM 10-Q


                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 29, 1997
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

             Yes       X              No

             Indicate the number of shares out-
             standing of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at May 6, 1997
--------------------------         --------------------------
Common stock, par value $1              41,232,143

            BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                            I N D E X

                                                                   Page
Part I - Financial Information:

  Item 1.  Financial Statements:

    Condensed consolidated balance sheets - March 29, 1997           3
     (unaudited), June 29, 1996 and March 30, 1996 (unaudited)

    Condensed consolidated statements of operations - Nine and       4
     three months ended March 29, 1997 and March 30, 1996
     (unaudited)

    Condensed consolidated statements of cash flows - Nine and       5
     three months ended March 29, 1997 and March 30, 1996
     (unaudited)

    Notes to condensed consolidated financial statements             6

 Item 2.  Management's discussion and analysis of results         8-14
          of operations and financial condition

Part II - Other Information:

  Item 1.  Legal Proceedings                                        15

  Item 6.  Exhibits and reports on Form 8-K                         15

SIGNATURES                                                          16

                      * * * * * * * * * * * *

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                      (All amounts in thousands)
                                      March 29,       June 29,       March 30,
                                       1997            1996            1996
                                    (Unaudited)       (Note A)     (Unaudited)
                                    ___________       ________     ___________

ASSETS
Current Assets:
 Cash and Cash Equivalents            $231,170        $ 73,560      $120,366
 Accounts Receivable                    19,767          15,003        17,931
 Merchandise Inventories               401,528         370,437       428,750
 Deferred Tax Asset                     10,906           9,762        10,320
 Prepaid and Other Current Assets       11,856          19,808         4,686
                                       _______        ________      ________

            Total Current Assets       675,227         488,570       582,053


Property and Equipment (Net of Accumulated
   Depreciation and Amortization)      209,551         206,582       212,758
Other Assets                             8,457           9,579        10,117
                                      ________        ________      ________

Total Assets                          $893,235        $704,731      $804,928
                                      ========        ========      ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                     $225,369       $118,900      $189,586
 Notes Payable                              --             --            --
 Income Taxes Payable                   22,123          5,227        15,567
 Other Current Liabilities              87,343         67,945        75,690
 Current Maturities of Long Term Debt    7,826          8,391         8,071
                                      ________       ________      ________

            Total Current Liabilities  342,661        200,463       288,914

 Long Term Debt                         69,698         74,907        83,244
 Other Liabilities                       8,734          8,237         8,322
 Deferred Tax Liability                  7,636          7,379         6,228

 Stockholders' Equity:
 Unearned Compensation                     (61)           (87)           --
 Preferred Stock                            --             --            --
 Common Stock                           41,229         41,165        41,150
 Capital in Excess of Par Value         25,762         25,384        25,243
 Retained Earnings                     408,635        349,608       353,651
 Less Treasury Stock at Cost           (11,059)        (2,325)       (1,824)
                                      ________       ________     _________

          Total Stockholders' Equity   464,506        413,745       418,220
                                      ________       ________      ________

Total Liabilities and
Stockholders' Equity                  $893,235       $704,731      $804,928
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


              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (Unaudited)

            (All amounts in thousands except per share data)

                             Nine Months Ended            Three Months Ended
                           March 29,   March 30,        March 29,   March 30,
                           1997          1996           1997         1996
                           _____________________        _____________________
REVENUES:
 Net Sales                 $1,429,618  $1,273,092        $382,420    $323,234
 Other Income                  13,243      14,299           5,650       6,707
                           __________  __________        ________    ________

                            1,442,861   1,287,391         388,070     329,941
                           __________  __________       _________    ________


COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
   Depreciation
   and Amortization)          922,983     834,176         248,249     215,164
 Selling and Administrative
   Expenses                   391,255     366,173         123,704     112,753
 Depreciation and
   Amortization                22,525      21,613           7,433       7,329
 Interest Expenses              6,097       9,454           1,947       2,351
                            _________   _________         _______     _______

                            1,342,860   1,231,416         381,333     337,597
                            _________   _________         _______     _______

 Income (Loss) Before
   Income Taxes               100,001      55,975           6,737      (7,656)

 Provision (Benefit) For
   Income Taxes                40,974      22,919           2,885      (3,089)
                           __________  __________        ________    _________

 Net Income (Loss)         $   59,027  $   33,056        $  3,852    $ (4,567)
                           ==========  ==========        ========    =========

Earnings Per Share:
 Net Income (Loss) Per
   Share                   $     1.46  $     0.81        $   0.10    $   (0.11)
                           ==========  ==========        ========    ==========


Weighted Average Shares
  Outstanding              40,314,700  40,715,343      39,923,964   40,718,641
                           ==========  ==========      ==========   ==========
                               -           -               -            -
Dividends Per Share        ==========  ==========      ==========   ==========



See notes to the condensed consolidated financial statements.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                            AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited)

                       (All amounts in thousands)
                                                         Nine Months Ended
                                                   March 29,           March 30,
                                                     1997                1996
                                                   _________           _________

OPERATING ACTIVITIES
  Net Income                                       $ 59,027            $ 33,056
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                   22,525              21,613
     Provision for Losses on Accounts Receivable      4,751               3,680
     Provision for Deferred Income Taxes               (887)             (1,220)
     Loss (Gain) on Disposition of Fixed Assets         905                 174
     Rent Expense and Other                           1,190               1,352
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                             (9,934)             (6,392)
     Merchandise Inventories                        (31,091)             23,276
     Prepaids and Other Current Assets                7,946               1,320
     Accounts Payable                               106,469              88,540
     Other Current Liabilities                       36,294              34,516
                                                   _________           _________

        Net Cash Provided by Operating Activities   197,195             199,915
                                                   _________           _________

INVESTING ACTIVITIES
     Acquisition of Property and Equipment          (26,714)            (27,180)
     Proceeds From Sale of Fixed Assets                 381              17,628
     Issuance of Long Term Notes Receivable             -                  (413)
     Receipts Against Long Term Notes Receivable        897               4,194
     Minority Interest                                 (111)                (12)
     Other                                                2              (2,474)
                                                  _________            ________
         Net Cash Used by Investing Activities      (25,545)             (8,257)
                                                  _________            ________


FINANCING ACTIVITIES
     Principal Payments on Long Term Debt            (5,774)                (49)
     Issuance of Common Stock Upon Exercise
       of Stock Options                                 468                 137
     Repayment of Borrowings Under Lines of Credit      -               (85,900)
     Purchase of Treasury Stock                      (8,734)                -
                                                   ________            ________

         Net Cash Used in Financing Activities      (14,040)            (85,812)
                                                   ________            ________

        Increase in Cash and Cash Equivalents       157,610             105,846
        Cash and Cash Equivalents at Beginning
          of Period                                  73,560              14,520
                                                   ________            _________

        Cash and Cash Equivalents at End of Period $231,170            $120,366
                                                   ========            ========

        Interest Paid:                             $  4,500            $  7,773
        Income Taxes Paid:                         $ 24,965            $ 10,636
                                                   ========            ========

See notes to the condensed consolidated financial statements.

  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  NINE AND THREE MONTHS ENDED MARCH 29, 1997 AND MARCH 30, 1996

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments, (which are of a normal and recurring nature), necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended March 29, 1997 and the corresponding periods ended March 30, 1996 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of March 29, 1997 and March 30, 1996 are stated at the lower of FIFO cost or market, as valued by the gross profit method. Inventories as of June 29, 1996 were valued by the retail inventory method.

4. As of March 29, 1997, the Company had a deferred tax liability of $7.6 million and a current deferred tax asset of $10.9 million. As of March 30, 1996, the Company had a deferred tax liability of $6.2 million and a current deferred tax asset of $10.3 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $26.9 million and $7.7 million for the nine and three month periods ended March 29, 1997 compared with $26.8 million and $7.2 million for the similar periods of fiscal 1996.

6. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7.    Recent Accounting Pronouncements

      a. In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company adopted this statement in the first fiscal quarter of the current fiscal year as required by this statement. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary. As of March 29, 1997 the Company has determined that no adjustment under this statement is required.

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

      c. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement will be effective for financial reporting purposes, for both interim and year-end financial statements ending after December 15, 1997. The Company anticipates that this Statement will not have a material effect on its financial statements.

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended March 29, 1997 and March 30, 1996.

                                    Percentage of Net Sales
                                    _______________________

                            Nine Months Ended           Three Months Ended
                            _________________           __________________

                         March 29,     March 30,     March 29,   March 30,
                           1997          1996          1997        1996
                         _________     _________     _________   _________

Net sales                  100.0%       100.0%        100.0%       100.0%

Costs and expenses:
Cost of sales               64.5         65.5          64.9         66.6
Selling & adminis-
  trative expenses          27.4         28.8          32.4         34.9
Depreciation &
  amortization               1.6          1.7           1.9          2.3

Interest expense              .4           .7            .5           .7
                          -------      -------       -------      -------
                            93.9         96.7          99.7        104.5
                          -------      -------       -------      -------
Other income                  .9          1.1           1.5          2.1
                          -------      -------       -------      -------

income (loss) before
income taxes                 7.0          4.4           1.8         (2.4)

Provision (benefit for
income taxes                 2.9          1.8            .8         (1.0)
                         -------      -------        -------      -------

Net income (loss)            4.1%         2.6%          1.0%        (1.4%)
                         ========     ========       ========     ========

Nine and Three Months Ended March 29, 1997 and March 30, 1996
-----------------------------------------------------------------
Net sales increased $156.5 million (12.3%) for the nine month period ended March 29, 1997 compared with the similar period a year ago. Comparative store sales increased 9.3%. New stores opened subsequent to last year's third fiscal quarter contributed $31.2 million to this year's net sales including $28.2 million from eight new Burlington Coat Factory stores, $2.3 million from a new Totally 4 Kids store, $.5 million from a new Decelle store and $.2 million from a new Baby Depot store. Sales from stores that were in operation a year ago but which were closed prior to this fiscal year, contributed $15.3 million to last year's net sales. Sales from leased departments, included in this year's nine month net sales figure, were $26.9 million compared with $26.8 million for the similar period of a year ago.

For the three month period ended March 29, 1997, net sales increased 18.3% to $382.4 million compared with the similar period of a year ago. Comparative store sales increased 14.9%. New stores opened subsequent to March 30, 1996 contributed $13.5 million to this year's third fiscal quarter net sales. Sales from stores that were in operation a year ago but which were closed prior to this year's third fiscal quarter contributed $5.1 million to last fiscal year's third quarter net sales. Leased department sales, included in net sales, were $7.7 million and $7.2 million for the three months ended March 29, 1997 and March 30, 1996, respectively.

Sales for the nine and three month periods were favorably affected by approximately $12.0 million due to an earlier Easter in the current fiscal year, when compared with fiscal 1996. During fiscal 1996, approximately one week of the Easter season fell into the fourth fiscal quarter. For fiscal 1997, the entire Easter selling season fell into the third fiscal quarter.

Other income (consisting of rental income from leased departments, investment income and miscellaneous items) decreased to $13.2 million for the nine months ended March 29, 1997 compared with $14.3 million for the nine months ended March 30, 1996. Investment income increased $3.4 million for the nine months ended March 29, 1997 compared with the similar period of a year ago. Offsetting this increase were higher net losses on dispositions of property during fiscal 1997 compared with fiscal 1996, of approximately $.7 million. In addition, the Company recorded miscellaneous non-ecurring income items of approximately $.6 million during fiscal 1997 compared with $4.0 million during fiscal 1996.

For the three months ended March 29, 1997, other income was $5.7 million compared with $6.6 million for the three months ended March
30, 1996. Investment income increased $1.7 million and losses recorded for leasehold improvement write-offs decreased approximately $1.5 million for the three months ended March 29, 1997 compared with the similar period of a year ago. Offsetting these improvements were miscellaneous non-recurring items of $4.0 million recorded in last fiscal year's third quarter.

Cost of sales increased by $88.8 million (10.6%) for the nine month period ended March 29, 1997 compared with the similar period a year ago and by $33.1 million (15.4%) for the quarter ended March 29, 1997 compared with the similar period a year ago. Cost of sales as a percentage of net sales decreased from 65.5% to 64.5% for the nine months and decreased from 66.6% to 64.9% for the quarter ended March 29, 1997 compared with similar periods a year ago. The decrease in cost of sales, as a percentage of sales, for the nine month period is due to improvements in the Company's initial markons. The Company's initial markons have improved due to better buys from vendors, particularly in outerwear, driven by the ability to purchase merchandise opportunistically. However, there can be no assurance that the opportunistic purchases will continue to be available in the future. The improvement in cost of sales, as a percentage of net sales, for the three months ended March 29, 1997 is the result of a decrease in markdowns taken as a percentage of sales compared with the similar quarter of fiscal 1996.

Selling and administrative expenses increased by $25.1 million (6.8%) for the nine month period ended March 29, 1997 compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses decreased to 27.4% from 28.8% in the comparable nine month period. For the three months ended March 29, 1997, selling and administrative expenses increased $11.0 million to $123.7 million (9.7%). As a percentage of sales, selling and administrative expenses were 32.4% compared with 34.9% for the similar period of a year ago. For both the nine and three month periods ended March 29, 1997, compared with the similar periods of a year ago, the dollar increases in selling and administrative expenses are primarily due to an increase in payroll expenditures. Payroll costs increased due to annual pay increases granted subsequent to last year's third quarter, payroll expenditures for stores opened subsequent to last year's third quarter and to increased staffing levels at the stores, home office and distribution center due to the substantial increase in business during the fiscal year. In addition, advertising expense increased approximately $3.0 million in the current fiscal year's third quarter compared with the third quarter of fiscal 1996 due to the earlier Easter season.

Interest expense decreased $3.4 million for the nine months ended March 29, 1997 compared with the similar period of fiscal 1996.
For the three month period ended March 29, 1997, interest expense was $1.9 million, a decrease of $.4 million compared with the three months ended March 30, 1996. The nine and three month decreases in interest expense are the result of decreases in borrowing levels associated with the Company's revolving credit and term loan agreements, refinancing of its industrial revenue bond and the repayment of $13.4 million of its subordinated bonds.

The provision for income taxes increased to $41.0 million for the nine months ended March 29, 1997 from $22.9 million for the similar period of fiscal 1996. For the three months ended March 29, 1997 the provision for income taxes increased to $2.9 million from a tax benefit of $3.1 million for the comparable period of a year ago. The effective tax rates were 41.0% and 40.9% for the nine month period ended March 29, 1997 and March 30, 1996, respectively. For the three months ended March 29, 1997 and March 30, 1996, the effective tax rates were 42.8% and 40.3%, respectively.

Net income increased $26.0 million to $59.0 million for the nine months ended March 29, 1997 from $33.1 million for the comparative period of fiscal 1996. Income per share was $1.46 per share for the current year's nine month period compared with $.81 for the similar period of a year ago. Net income was $3.9 million for the three month period ended March 29, 1997 compared with a $4.6 million loss for the three months ended March 30, 1996. Net income per share increased to $.10 per share for the three months ended March 29, 1997 compared with an $.11 loss per share for similar period of a year ago.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

Liquidity and Capital Resources
_______________________________

The Company opened one Burlington Coat Factory store during the first quarter of fiscal 1997, two stores in the second fiscal quarter, and five additional stores in the third fiscal quarter. The Company also opened one Totally 4 Kids store during this year's second quarter, and one new Baby Depot Store and one new Decelle store during this year's third quarter. The Company estimates spending approximately $7.5 million for store openings during this fiscal year, of which approximately $5.7 million has been expended as of March 29, 1997. In addition, the Company plans to spend approximately $11.8 million for the refurbishing and refixturing of existing stores, of which $9.4 million has been expended as of the end of this year's third fiscal quarter. During the second quarter, the Company purchased the land and building associated with one of its stores for approximately $2.5 million. Expenditures for computer systems, at both the corporate and store level, are expected to be approximately $11.0 million during fiscal 1997. Through the first nine months of the current fiscal year, approximately $9.3 million of computer system expenditures have been made.

The Company repurchased 743,900 shares of its stock, costing approximately $8.7 million in the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of March 29, 1997, the Company has authority to purchase an additional $1.2 million of its stock.

Working capital increased to $332.6 million at March 29, 1997 from $293.1 million at March 30, 1996.

Net cash provided by operating activities was $197.2 million for the nine months ended March 29, 1997, a decrease of $2.7 million from $199.9 million in net cash provided by operating activities for the comparable period of fiscal 1996.

The Company's long-term borrowings as of March 29, 1997 included
$66.6 million of long term subordinated notes issued by the Company to institutional investors in June 1990 ("the Notes") and an industrial development bond of $9.7 million issued by the New Jersey Economic Development Authority.

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average maturity of five years and are subject to mandatory prepayment in installments of $8.0 million each without premium on June 27 of each year. These repayments began with the first prepayment being made June 27, 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the first quarter of fiscal 1997, the Company repurchased an additional $5.4 million of the Notes which reduced the Company's mandatory prepayment to $7.4 million annually. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled, but may consider doing so in the future should conditions favorable to the Company present themselves.

The interest rate on the industrial development bond financing was originally fixed at 9.78% over the life of these serial and term bonds (the "Bonds"). The Company refinanced its industrial development bonds with the New Jersey Economic Development Authority on September 1, 1995. The original bonds were called at 103 and refinanced with credit enhanced bonds (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds having the same maturity as the original issue. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.84% and 8 years, respectively. During the current year's first fiscal quarter, the Company expended approximately $.3 million for the repayment of the Refunding Bonds.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and $150.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during fiscal 1997's first three quarters. The maximum borrowings outstanding under these lines were $120.4 million during the first quarter of fiscal 1996. The average borrowings outstanding under the lines were $98.1 million during the first quarter of fiscal 1996 at an average interest rate of 6.2%. During the second quarter of fiscal 1996, the Company had a maximum borrowings under these agreements of $84.3 million. The average borrowing during this period was $65.1 million with an average borrowing interest rate of 6.2%. As of December 30, 1995, all borrowings under these agreements had been repaid. There were no additional borrowings under these lines of credit during the third fiscal quarter of 1996.

The decrease in short term borrowings, during the nine-month period ended March 29, 1997, over the similar period of a year ago is the direct result of continued maintenance of lower inventory levels in the stores. In addition, liquidity was enhanced by a significant increase in profitability during fiscal 1996 and the first three quarters of fiscal 1997. Also, reductions in capital expenditures during fiscal 1996 and the first nine months of fiscal 1997 resulted in lower borrowing requirements.

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

On or about September 23, 1994, three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January 17, 1995. The Company filed a motion to dismiss on May 17, 1995 and a hearing on the motion was held on July 20, 1995. On February 20, 1996, the District Court dismissed the plaintiffs' amended complaint in its entirety. In March, 1996, the plaintiffs filed an appeal from the District Court's decision. In December 1996, the Court of Appeals for the Third Circuit heard oral argument on plaintiffs' appeal. (See Part II - Other Information, Item 1 - Legal Proceedings). The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter. However, the Company believes the actions are without merit and intends to vigorously defend them.

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

Item 6    Exhibits and Reports on Form 8-K
                                                           Page No.
                                                           ________
          a.   Exhibits

               27. Financial Data Schedule                    17

          b. The Company filed no current reports on Form 8-K for the period ended March 29, 1997.

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

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



               /s/   Monroe G. Milstein
               Monroe G. Milstein
               President & Chief Executive Officer




               /s/   Robert L. LaPenta, Jr.
               Robert L. LaPenta, Jr.
               Corporate Controller & Chief Accounting
               Officer

Date: May  13, 1997