Form 10-K
period 1997-06-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1997-09-26
CIK 718916

FORM 10-K

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended June 28, 1997

                                or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from............ to ...........

Commission File No.: 1-8739

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
          ---------------------------------------------
      (Exact Name of Registrant as specified in its charter)

State or other jurisdiction:  Delaware

I.R.S. Employer incorporation or
organization Identification No.:  22-1970303

        1830 Route 130,  Burlington, New Jersey            08016
       -----------------------------------------------------------
       (Address of principal executive offices)         (Zip Code)

Registrant's telephone number,
including area code:          (609) 387-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:    Common Stock, $1.00 par value per share

Name of each exchange
on which registered:  New York Stock Exchange, Inc.

Securities Registered pursuant to Section 12(g) of the Act:

Title of Class:  None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that registrant was required to
file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X  NO___.

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


The aggregate market value of the Common Stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock on the New York Stock Exchange as of August 29, 1997, was $349,910,822.


As of August 29, 1997, the number of shares of Common Stock, $1.00 par value, outstanding was 41,257,921.


The documents incorporated by reference into this Form 10K:

Registrant's Proxy Statement to be filed pursuant to Regulation 14A


The Part of the Form 10-K into which the document is incorporated


Part III

                               PART I

Item 1.  Business
         --------
         Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate a chain of "off-price" apparel stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by department and specialty stores. In addition, Burlington Coat offers customers a complete line of men's, women's and children's wear as well as a linens, bath shop items, gifts and accessories department in 191 of its stores and a children's furniture department in approximately 166 of its stores. The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. The sale of irregular or discontinued merchandise represents only a small portion of the Company's business. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

         An important factor in Burlington Coat's operations has been its continued ability to purchase desirable, first-quality current brand labeled merchandise directly from manufacturers on terms at least as favorable as those offered large retail department and specialty stores. The Company estimates that over 1,000 manufacturers of apparel, including over 300 manufacturers of outerwear, are represented at the Company's stores, and that no manufacturer accounted for more than 5% of the Company's purchases during the last full fiscal year. The Company does not maintain any long term or exclusive commitments or arrangements to purchase from any manufacturer. No assurance can be given that the Company will be able to continue to purchase such merchandise directly from manufacturers or to continue its current selling price structure. See "Competition."

         The Company sells its merchandise to retail customers for cash and accepts checks and most major credit cards. The Company's "Cohoes" division also offers its own credit card. In addition, the Company sells on a layaway plan and offers special orders on selected merchandise. It does not offer refunds, except on furs, defective merchandise and certain sales from specialty retail operations, but will exchange or give store credit slips for merchandise returned within a prescribed period of time.

         The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio.
During the past three fiscal years, advertising expenditures have averaged approximately 2.7% of total revenues.


The Stores
----------

         As of August 31, 1997, the Company operated 250 stores, all but 19 of which are located in leased facilities ranging in size (including storage space) from approximately 16,000 to approximately 163,000 square feet, with an average area of approximately 66,000 square feet. Selling space accounts for over four-fifths of the total area in most stores.

         All of the Company's stores are either free-standing or are located in shopping malls or strip shopping centers. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

         The Company also operates stores under the names "Cohoes Fashions," "Decelle," "Luxury Linens," "Totally 4 Kids," and
"Baby Depot". Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moder-ate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids, and educational tapes, all in a family environment. Baby Depot is a concept store specializing in infant to toddler apparel, baby and juvenile furniture and furnishings and accessories.

         In general, Burlington Coat generally has selected sites for its stores where there are suitable existing structures which can be refurbished, and, if necessary, enlarged, in a manner consistent with the Company's merchandising concepts. In some cases, space has been substantially renovated or built to specifications given by Burlington Coat to the lessor. Such properties have been available to the Company on lease terms which it believes have been favorable. See "Growth and Expansion."

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

         At August 31, 1997, a majority of the Company's stores contained one or more departments leased by unaffiliated parties for the sale of jewelry and fragrance. During the fiscal year ended June 28, 1997, the Company's rental income from all of its leased departments aggregated less than 1% of the Company's total revenues.

Central Distribution
--------------------

         Central distribution, warehousing, ticketing and marking services are extended to approximately fifty percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility services the Company's present stores. The Company is leasing approximately 85,000 square feet of warehouse space nearby to its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture inventory.


Growth and Expansion
--------------------

         Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to two hundred twenty-four Burlington Coat stores, four Cohoes Fashions stores, nine Decelle stores, six stand-alone Luxury Linens stores, five Totally 4 Kids store, and two stand alone Baby Depot stores as of August 31, 1997.

         At August 31, 1997 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 1998, the Company has opened or plans to open approximately twelve to twenty additional Burlington Coat Factory stores. The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

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

         The Company operates its own jewelry department in sixteen stores as of August 31, 1997. The jewelry program consists of karat gold and precious and semi-precious stone jewelry, and in some stores may include brand-name watches.

         In May of 1994, the Company opened its first "Totally 4 Kids" store in Sterling, Virginia. The store caters to the moderate to upscale market and offers maternity wear, baby furniture, children's wear up to teens, children's books, educational tapes, computer software for kids, and toys in a family environment. As of August 31, 1997, the Company operated five Totally 4 Kids stores in four states, one each in Virginia, New Jersey, Tennessee, and two in California.

         In September, 1994, the Company entered into a license arrangement with a vendor to supply department store brand or better fragrance and cosmetics to 127 stores on a test basis. The program was expanded to 220 stores and the arrangement has been extended through January 31, 1998.

         In fiscal 1997 the Company began to operate its own shoe department. At August 31, 1997 the Company operated this department in approximately forty-five Burlington Coat Factory stores with plans to expand to approximately 100 stores by the end of fiscal 1998. The shoe department offers a full line of mens and womens shoes in many brands and styles.

         Also in fiscal 1997, the Company began offering merchandise for sale through its internet web site (http://www.coat.com).
Currently, ladies coats, kids clothing and baby and infant products are available for purchase via this medium. If this experiment is successful, the Company plans to expand the merchandise mix offered through its web site; however, no assurance can be given that this venture will be successful. To date, sales generated from its internet web site have been negligible.

         The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

Seasonality
-----------

         The Company's business is seasonal, with its highest sales occurring in the second fiscal quarter of each year. For the past six fiscal years, approximately 57% of the Company's net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the fall and warm during the early spring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


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

         Merchandise purchased by the Company is either shipped directly from manufacturers to store locations or distributed through the Company's warehousing and distribution facility. See "Central Distribution." A computerized merchandise information system provides regular detailed reports of sales and inventory levels for each store and assists the merchandise managers and buyers in monitoring and adjusting inventory levels.

         At June 28, 1997, the Company had approximately 17,600 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores and at its warehousing facility (aggregating up to 500 persons at its peak and approximately 400 persons at June 28, 1997) are covered by collective bargaining agreements. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.


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

         The following table shows the years in which store leases existing at August 31, 1997 expire:


 Fiscal Years       Number of Leases         Expiring with
Ending June 30          Expiring            Renewal Options
--------------      ----------------        ---------------
1998-1999                 49                      43

2000-2001                 33                      27

2002-2003                 19                      11

2004-2005                 36                      22

2006-2007                 25                      16

Thereafter                77                      32
                         ---                     ---
          Total          239                     151
                         ===                     ===

         The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space.
In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases approximately 85,000 square feet of space nearby to the warehouse/distribution facility to store its juvenile furniture inventory. The Company leases approximately 20,000 square feet of office space in New York City with a right of occupancy that expires in January, 2001.


Item 3.  Legal Proceedings
         -----------------

         In late September 1994, three putative class action lawsuits,
P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-

CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert
L. LaPenta, Jr. in the United States District Court for the
District of New Jersey.  By Order entered November 15, 1994, the
Court consolidated the Class Actions under the caption In re
Burlington Coat Factory Securities Litigation.  On January 17,
1995, plaintiffs filed their Consolidated Amended and Supplemental
Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September
1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint sought unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleged material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs alleged caused the Company's common stock to be artificially inflated during the proposed Class Period, which was defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994.
On March 3, 1995, the Company and the individual defendants served a motion to dismiss plaintiffs' Amended Complaint. On February 20, 1996, the District Court granted the Company's motion and dismissed the plaintiffs' Amended Complaint in its entirety. In March, 1996, the plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit (the "Appeal"). The Appeal was orally argued before a panel of three judges on December 12, 1996. On June 10, 1997 the panel rendered an unanimous decision affirming the District Court's dismissal of the action but ruled that the District Court should allow the plaintiffs to attempt to replead two of the six claims. The matter has since been remanded to the District Court.

         In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1997.


                             PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         The Company's Common Stock is traded on the New York Stock Exchange, Inc. and its trading symbol is "BCF."

         The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from July 2, 1995 to June 28, 1997 and for the two months ended August 31, 1997.


    Period                      Low Price         High Price
    ------                      ---------         ----------
July 2, 1995 to
September 30, 1995                10                14 1/8

October 1, 1995 to
December 30, 1995                 10 1/4            13 1/4

December 31, 1995 to
March 30, 1996                     9 3/8            12 1/4

March 31, 1996 to
June 29, 1996                     10 1/8            12 1/8

June 30, 1996 to
September 28, 1996                10                11 1/8

September 29, 1996 to
December 28, 1996                 10 7/8            13 1/4

December 29, 1996 to
March 29, 1997                    12 3/8            17 3/4

March 30, 1997 to
June 28, 1997                     17 1/2            20

June 29, 1997 to
August 31, 1997                   15 3/16           23

         At August 31, 1997 there were 405 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.


Dividend Policy
---------------

         On September 8, 1997 the Board of Directors of the Company declared the Company's first cash dividend in the amount of two cents ($.02) per share payable annually. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business.


Item 6.  Selected Financial Data
         -----------------------

         The following table sets forth certain selected financial data:

                           7/3/93            7/2/94          7/1/95           6/29/96        6/28/97
                                 (In thousands of dollars, except per share data)

Statement of Operations:

Revenues                 $1,214,783        $1,480,676      $1,597,028       $1,610,892      $1,776,823

Net Income                   42,903(1)         45,383          14,866           29,013          56,515

Net Income per Share           1.06(1)(3)        1.12             .37              .71            1.41

Pro Forma Net Income            .88(2)            .93(2)          .30(2)           .59(2)         1.17(2)
   per Share

Balance Sheet Data:

Total Assets            $   585,481        $  725,439      $ 735,269        $ 704,731       $  775,077

Working Capital             275,113           278,590        245,468          288,107          319,736

Long-Term Debt               91,428            91,369         83,298           74,907           62,274

Stockholders' Equity        323,111           369,857        385,019          413,745          460,215

__________________
[FN]
<F1>
(1) Effective June 28, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Company reflected the cumulative effect of change in accounting for income taxes by recording a benefit of $.6 million ($.02 per share) during fiscal 1993.
<F2>
(2) Adjusted to give retroactive effect to six for five stock split effective in October, 1997.
<F3>
(3) Adjusted to give retroactive effect to three for two stock split effective September, 1993.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------

        The Company maintains its records on the basis of a 52-53 week fiscal year ending on the Saturday closest to June 30. Fiscal 1997 ended on June 28, 1997, fiscal 1996 ended on June 29, 1996 and fiscal 1995 ended on July 1, 1995 and comprised 52 weeks each.


Results of Operations
---------------------

                 Fiscal Years Ended July 1, 1995,
                 June 29, 1996, and June 28, 1997
                 --------------------------------

         The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the fiscal years ended July 1, 1995, June 29, 1996 and June 28, 1997.

                    Percentage of Net Sales
                    -----------------------
                      Fiscal Year Ended
-----------------------------------------------------------------------------
                                        7/01/95       6/29/96      6/28/97

Net Sales                               100.0%        100.0%       100.0%

Costs and expenses:

Cost of sales                            66.9          65.4         64.1

Selling and administrative               29.7          30.1         29.3
  expenses

Depreciation and amortization             1.7           1.9          1.8

Interest expense                          0.9           0.7          0.4
                                        ------        ------       ------
                                         99.2          98.1         95.6
                                        ------        ------       ------
Other income                              0.7           1.2          1.0
                                        ------        ------       ------
Income before income taxes                1.5           3.1          5.4

Provision for income taxes                0.6           1.3          2.2
                                        ------        ------       ------
Net income                                0.9%          1.8%         3.2%
                                        ======        ======       ======

Results of Operations
---------------------
Performance in 1997 compared with 1996
--------------------------------------

         Net sales increased $166.4 million (10.5%) for fiscal 1997 compared with fiscal 1996. Comparative store sales increased
7.4%. The Company believes the increase in comparative sales in fiscal 1997 was due mainly to an improved retail environment relative to fiscal 1996. Eight new Burlington Coat Factory Warehouse stores opened during fiscal 1997 contributed $42.8 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed $10.2 million to last year's sales.

         The Cohoes stores showed a comparative stores sales increase of 6.1%, while contributing $42.2 million to consolidated sales for the fiscal year. During fiscal 1997, one Cohoes store was closed. This store contributed $5.9 million to net sales in fiscal 1997 compared with $6.6 million in fiscal 1996.

         Sales in fiscal 1997 for the Decelle stores were $37.5 million compared with $34.6 million in fiscal 1996. Fiscal 1997 comparative store sales were flat for the Decelle division. During fiscal 1997, there was one new store opening within the Decelle division. This store contributed $1.2 million to net sales.

         In addition, fiscal 1997 saw the opening of a new Totally 4 Kids store in Ontario, California and a Baby Depot store in Arlington Heights, Illinois. In addition to the store closings in the Burlington Coat Factory Warehouse, Cohoes, and Decelle divisions, one Luxury Linens store, one Totally 4 Kids store, and the Fit for Men store were closed during fiscal 1997.

         Other income (consisting of rental income from leased departments, investment income and miscellaneous items) decreased to $18.5 million for the year ended June 28, 1997 compared with $18.9 million for the year ended June 29, 1996. An increase in investable funds in fiscal 1997 generated an increase of approx-imately $4.5 million in investment income over fiscal 1996. Offsetting this increase was a decrease of approximately $1.7 million in rental income during fiscal 1997 compared with fiscal 1996. The Company recorded a net loss on the disposition of property of $1.1 million during fiscal 1997. During fiscal 1996 the Company recorded a net loss in the disposition of property from closed stores of $1.8 million. Offsetting this loss in fiscal 1996 was a $1.8 million gain on the sale of the Company's Secaucus, New Jersey facility. In addition, the Company recorded miscellaneous non-recurring income items of approximately $1.1 million during fiscal 1997 compared with $4.0 million during fiscal 1996.

         Cost of sales increased $86.6 million (8.3%) for fiscal 1997 compared with fiscal 1996. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales, as a per-centage of net sales, decreased from 65.4% in fiscal 1996 to 64.1% in fiscal 1997. This decrease is due mainly to higher initial markons maintained throughout fiscal 1997 compared with the prior year. In addition, markdowns, as a percentage of sales, were down slightly in fiscal 1997 compared with fiscal
1996 due to lower comparative inventory levels.

         Selling and administrative expenses increased $35.1 million (7.3%) from fiscal 1996 to fiscal 1997. This increase in expense was due mainly to an increase in payroll and payroll related expenses. Comparative store payroll costs increased 5.0% in fiscal 1997 compared with fiscal 1996. Annual pay increases and increased staffing levels at the stores contributed to this change. In addition, the Company incurred increased staffing levels at both the home office and the distribution center during fiscal 1997. As a percentage of net sales, selling and admini-strative expenses were 29.3% in the 1997 fiscal year compared with 30.1% for the prior fiscal year, a decrease of .8%. This improvement is primarily the result of the increase in comparative store sales realized by the Company in fiscal 1997.

         Depreciation and amortization expense amounted to $31.0 million in fiscal 1997 compared with $29.9 million in fiscal 1996. This increase of $1.1 million in the fiscal 1997 period compared with fiscal 1996 is attributable to new stores opened during the year as well as remodeling and fixturing of existing stores.

         Interest expense decreased $3.7 million for the fiscal year ended June 28, 1997 compared with the fiscal year ended June 29, 1996. The decrease in interest expense is the result of decreases in borrowing levels associated with the Company's revolving credit and term loan agreements, the refinancing of its industrial development bonds, and the repayment of $13.4 million of its subordinated bonds.

         The provision for income taxes increased to $39.2 million for the fiscal year ended June 28, 1997 from $20.0 million for the fiscal year ended June 29, 1996. The effective tax rate was 41.0% for the year ended June 28, 1997 compared with 40.8% for fiscal 1996.

         Net income increased $27.5 million to $56.5 million for fiscal 1997 from $29.0 million for fiscal 1996. Income per share was $1.41 per share for fiscal 1997 compared with $.71 for fiscal
1996.

         The Company's business is seasonal, with its highest sales occurring in the months of September, October, November, December, and January of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of September, October, November, December, and January.


Performance in 1996 compared with 1995
--------------------------------------

              Net sales increased $7.0 million (.4%) for fiscal 1996 compared with fiscal 1995. Comparative store sales decreased
7.2%. The Company believes the decrease in comparative store sales in fiscal 1996 from fiscal 1995 was due mainly to a weak apparel retail environment. Burlington Coat Factory Warehouse stores opened during fiscal 1996 contributed $100.2 million to fiscal 1996's sales. Stores which were in operation in fiscal
1995, but which were closed prior to fiscal 1996, contributed
$15.9 million to fiscal 1995's sales. The Cohoes stores showed a comparative stores sales decrease of 11.3%, while contributing
$40.8 million to consolidated sales for the fiscal year. Sales in fiscal 1996 for the Decelle stores were $34.6 million compared with $33.1 million in fiscal 1995. Two Totally 4 Kids stores and one Luxury Linens store opened during fiscal 1996 contributed sales of $6.0 million to net sales. Sales from leased departments, included in the twelve month net sales figure, were $34.9 million compared with $27.4 million fiscal 1995.

         The Company closed nine stores during fiscal 1996. These stores contributed $15.5 million to net sales for fiscal 1996 compared with $23.3 million in fiscal 1995.

         Other income (consisting primarily of rental income from leased departments, investment income and miscellaneous items) increased to $18.9 million for the year ended June 29, 1996 compared with $12.1 million for the year ended July 1, 1995. The increase for the fiscal year was due in part to a gain of approximately $1.8 million on the sale of the Company's Secaucus, New Jersey facility, a portion of which the Company had been leasing to third parties and a portion of which it uses as a store. In addition, increases in interest income of $4.2 million were the result of increases in investable funds generated by the Company through its continued plan of maintaining lower inventory levels compared with inventory levels of a year ago. Furthermore, during the third quarter of fiscal 1996, the Company recorded non-recurring miscellaneous income of $4.0 million. Partially offsetting these increases was a loss of $1.8 million for the twelve month period ended June 29, 1996 recorded for the writeoff of leasehold improvements of stores closed during this fiscal year.

         Cost of sales decreased $19.8 million (1.9%) for fiscal 1996 compared with fiscal 1995. The dollar decrease in cost of sales was due in part to a 7.2% decline in comparative store sales.
This was partially offset by cost of sales from new stores opened during the year. Cost of sales as a percentage of net sales decreased from 66.9% in fiscal 1995 to 65.4% in fiscal 1996. Cost of sales declined in fiscal 1996 as a percentage of net sales due to higher initial markups as a result of better opportunistic buys. In addition, markdowns as a percentage of sales were down due to the significantly lower inventory levels carried at the stores. Freight as a percentage of purchases was down approximately 0.3% percent in fiscal 1996 over fiscal 1995.

         Selling and administrative expenses increased by $7.9 million (1.7%) from fiscal 1995 to fiscal 1996. This increase in expense was due primarily to costs associated with new store operations. As a percentage of net sales, selling and adminis-trative expenses were 30.1% in the 1996 fiscal year compared with 29.7% for the prior fiscal year, an increase of 0.4%.

         Depreciation and amortization expense amounted to $29.9 million in fiscal 1996 compared with $26.3 million in fiscal 1995. This increase of $3.6 million in the fiscal 1996 period compared with fiscal 1995 is attributable to new stores opened during the year as well as remodeling and fixturing of existing stores.

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


Liquidity and Capital Resources
-------------------------------

         During the year ended June 28, 1997, the Company opened eleven stores, including eight Burlington Coat Factory Warehouse stores, one "Baby Depot" store, one "Totally 4 Kids" store and one Decelle store. The Company closed six stores during the fiscal year ended June 28, 1997. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 1997 were approximately $7.7 million. In addition, the Company expended approximately $13.9 million for capital improvements and refurbishing of existing stores. During fiscal 1997, the Company purchased the land and building associated with one of its stores for $2.5 million. The Company estimates that it will spend approximately $27.0 million for capital expenditures (i.e., fixtures, equipment and leasehold improvements) in connection with the opening of from twelve to twenty new stores and remodeling of existing stores during fiscal 1998.

         The Company repurchased 857,900 shares of its stock, costing approximately $10.8 million in the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of June 28, 1997 the Company had authority to purchase an additional $6.0 million of its stock.
In July 1997, the Company's Board of Directors authorized the
Company to purchase an additional $10.0 million of treasury stock. In July 1997, the Company repurchased 447,800 shares of its stock costing $6.8 million.

         Working capital increased to $319.7 million at June 28, 1997 from $288.1 million at June 29, 1996. At July 1, 1995, working capital was $245.5 million.

         Total funds provided from operations for the fiscal years ended July 1, 1995, June 29, 1996, and June 28, 1997 were $45.5 million, $66.9 million, and $97.1 million, respectively. Total funds from operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

         Net cash provided by operating activities of $141.5 million for the fiscal year ended June 28, 1997, decreased from $163.4 million in net cash provided from operating activities for fiscal 1996. This decrease in net cash from operations was due mainly to a reduction in merchandise inventory in the current year of $4.2 million versus an $81.6 million reduction in inventory during fiscal 1996. This variance in inventory was offset in part by the increases in earnings during fiscal 1997 versus fiscal 1996 and to the early funding of insurance programs at the end of fiscal 1996 compared with fiscal 1997.

         The Company's long-term borrowings at June 28, 1997 include $59.2 million of long term subordinated notes issued by the Company to institutional investors in June, 1990 ("the Notes") and an industrial development bond of $9.7 million issued by the New Jersey Economic Development Authority.

         The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have a remaining average maturity of 4.5 years and are subject to mandatory payment in installments of $8.0 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. In July 1996, the Company repurchased an additional $5.4 million of the Notes, which reduced the Company's mandatory prepayment to $7.4 million annually. The Company has no current plans to repurchase or repay any additional amounts earlier than scheduled but may consider doing so in the future should conditions favorable to the Company present themselves.

         The interest rate on the industrial development bond financ-ing was originally fixed at 9.78% over the life of these serial and term bonds (the "Bonds"). The Company refinanced its indus-

trial development bonds with the New Jersey Economic Development Authority on September 1, 1995. The original bonds were called at 103 and refinanced with credit enhanced bonds (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds having the same maturity as the original issue. The serial bonds aggregate $3.6 million and mature in series annually on September

1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.6% and 9 years, respectively. During the current year's first fiscal quarter, the Company expended approximately $.3 million for the repayment of the Refunding Bonds.

         The Company has in place a committed line of credit agree-ment in the amount of $50.0 million and $100.0 million in uncom-mitted lines of credit. The Company had no borrowings under these credit lines during fiscal 1997. During fiscal 1996, the Company had available $50.0 million under a committed line of credit and $150.0 million under uncommitted lines of credit. The maximum borrowings outstanding under these lines were $120.4 million during the first quarter of fiscal 1996. The average borrowings outstanding under the lines were $98.1 million during the first quarter of fiscal 1996 at an average interest rate of 6.2%. During the second quarter of fiscal 1996, the Company had a maximum borrowings under these agreements of $84.3 million.
The average borrowing during this period was $65.1 million with an average borrowing interest rate of 6.2%. As of December 30, 1995, all borrowings under these agreements had been repaid.
There were no additional borrowings under these lines of credit during the last two quarters of fiscal 1996.

         The decrease in short term borrowings, during fiscal 1997, over the similar period of a year ago is the direct result of continued maintenance of lower inventory levels in the stores.
In addition, liquidity was enhanced by a significant increase in profitability during fiscal 1996 and fiscal 1997. Also, reductions in capital expenditures during fiscal 1996 and fiscal 1997 resulted in lower borrowing requirements.

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

         On or about September 23, 1994 three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January 17, 1995. The Company filed a motion to dismiss on May 17, 1995 and a hearing on the motion was held on July 20, 1995. On February 20, 1996, the District Court dismissed the plaintiff's amended complaint in its entirety. In March, 1996, plaintiffs filed an appeal from the District Court's decision. In June, 1997 the U.S. Court of Appeals for the Third Circuit affirmed the District Court's dismissal of the class action suits but held that plaintiffs should be granted leave to attempt to replead two of the six claims that were dismissed. (See part II - Other Information, Item 1 Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter. However, the Company believes the actions are without merit and intends to vigorously defend them.


Inflation
---------

        Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased, and therefore, inflation has not had a significant effect on operations.


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

Item 10. Directors and Executive Officers of the
         Registrant
         ---------------------------------------

Item 11. Executive Compensation
         ----------------------

Item 12. Security Ownership of Certain Beneficial
         Owners and Management
         ----------------------------------------

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items
10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after June 28, 1997.


                             PART IV

Item 14. Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K
         ----------------------------------------

         (a)  The following documents are filed as part of this Report.

                                                         Page No.
         1.   Financial Statements

              Index to Consolidated Financial              31
                 Statements

              Independent Auditors' Report                 32

              Consolidated Balance Sheets                  33
                June 28, 1997 and June 29, 1996

                                                         Page No.

              Consolidated Statements of Operations        34
                Fiscal Years Ended June 28, 1997,
                June 29, 1996, and July 1, 1995

              Consolidated Statements of                   35
                Stockholders' Equity for the
                Fiscal Years Ended June 28, 1997,
                June 29, 1996, and July 1, 1995

              Consolidated Statements of Cash              36
                Flows for the Fiscal Years
                Ended June 28, 1997,
                June 29, 1996 and July 1, 1995

              Notes to Consolidated Financial              38
                Statements

         2.   Financial Statement Schedules

              Schedule II - Valuation and                  56
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

         3.   Exhibits

         3.1  Articles of Incorporation,
                as amended                                  1/

         3.2  By-laws                                       1/
____________________
(1) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July
    3, 1993, File No. 1-8739.

                                                         Page No.

       *10.1   1993 Stock Incentive Plan                    1/
                                                            --
        10.2   Revolving Credit Agreement dated             2/
                 August 30, 1985 between the                --
                 Company and BancOhio National
                 Bank, as amended through Amendment
                 No. 6.

        10.3   Burlington Coat Factory Warehouse            62
                 Corporation 401(k) Profit-Sharing
                 Plan (as amended and restated
                 effective June 29, 1997.)

        10.4   Loan Agreement dated as of August 1,         3/
                 1995 by and between New Jersey             --
                 Economic Development Authority and
                 Burlington Coat Factory Warehouse
                 of New Jersey, Inc.

        10.5   Assignment of Leases dated as of             3/
                 August 1, 1995 from Burlington             --
                 Coat Factory Warehouse of New
                 Jersey, Inc. to First Fidelity
                 Bank, National Association

        10.6   Mortgage and Security Agreement              3/
                 dated as of August 1, 1995                 --
                 between Burlington Coat Factory
                 Warehouse of New Jersey, Inc. and
                 First Fidelity Bank, National
                 Association
____________________

(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June
    29, 1996, File No. 1-8739.

(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July
    1, 1995. File No. 1-8739.

                                                         Page No.

         10.7   Indenture of Trust dated as of             3/
                  August 1, 1995 by and between            --
                  New Jersey Economic Development
                  Authority and Shawmut Bank
                  Connecticut, National Association

         10.8   Guaranty and Suretyship dated as of        3/
                  August 1, 1995 from the Company to       --
                  First Fidelity Bank, National
                  Association

         10.9   Letter of Credit Reimbursement             3/
                  Agreement dated as of August 1, 1995     --
                  between Burlington Coat Factory
                  Warehouse of New Jersey,
                  Inc. and First Fidelity Bank,
                  National Association

         10.10  Environmental Indemnity Agreement dated    3/
                  as of August 1, 1995 between Burlington  --
                  Coat Factory Warehouse of New Jersey,
                  Inc. and First Fidelity Bank,
                  National Association

         10.11  Note Agreement dated June 27, 1990         3/
                                                           --
          21    Subsidiaries of Registrant                113

          23    Consent of Deloitte & Touche LLP,         115
                  independent certified public
                  accountants, to the use of
                  their report on the financial
                  statements of the Company for
                  the fiscal year ended June 28,
                  1997 in the Registration Statements
                  of the Company on Form S-8,
                  Registration No. 2-96332,
                  No. 33-21569, No. 33-51965 and
                  No. 33-61351

         27     Financial Data Schedule                   117

*Executive Compensation Plan

           EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS


       Description                           Location
       -----------                           --------

1)  1993 Stock Incentive Plan          Filed as Exhibit 10.1
                                       to the Company's Annual
                                       Report on Form 10-K for
                                       the year ended July 3,
                                       1993, Pages 103-130

            (b)  Reports on Form 8-K

           During the period ended June 28, 1997 the Company did not file any report on Form 8-K.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                   (Registrant)

By:       /s/Monroe G. Milstein
       Monroe G. Milstein, President

Dated: September 26, 1997


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                               Title                        Date
----                               -----                        ----
/s/Monroe G. Milstin       Chief Executive Officer        September 26, 1997
  Monroe G. Milstein         and President (Principal
                             Executive Officer);
                             Director

/s/Robert L. LaPenta,Jr.   Controller (Principal          September 26, 1997
  Robert L. LaPenta, Jr.     Financial and
                             Accounting Officer)

/s/Henrietta Milstein      Director                       September 26, 1997
  Henrietta Milstein

/s/Harvey Morgan           Director                       September 26, 1996
  Harvey Morgan

/s/Andrew R. Milstein      Director                       September 26, 1997
  Andrew R. Milstein

/s/Stephen E. Milstein     Director                       September 26, 1997
  Stephen E. Milstein

/s/Mark A. Nesci           Director                       September 26, 1997
  Mark A. Nesci

/s/Irving Drillings        Director                       September 26, 1997
  Irving Drillings

                 [THIS PAGE INTENTIONALLY LEFT BLANK]

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

                        AND SUBSIDIARIES

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                         Page No.

Independent auditors' report                               32

Consolidated balance sheets                                33
 June 28, 1997 and June 29, 1996

Consolidated statements of operations for the              34
  fiscal years ended June 28, 1997, June 29, 1996
  and July 1, 1995

Consolidated statements of stockholders'                   35
  equity for the fiscal years ended July 1, 1995, June 29, 1996 and June 28, 1997.

Consolidated statements of cash flows for                  36
  the fiscal years ended June 28, 1997,
  June 29, 1996 and July 1, 1995.

Notes to consolidated financial statements                 38

Financial Statement Schedules

  Schedule II -- Valuation and Qualifying Accounts         56

  Schedules I, III, IV and V are omitted because they are not applicable or not required because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

       We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and its subsidiaries as of June 28, 1997 and June 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended June 28, 1997. Our audits also included the finan-cial statement schedule listed in the Index at Item 14(a)(2).
These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries at June 28, 1997 and June 29, 1996, and the results of their operations and their cash flows for each of the three fiscal years in the period ended June 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
September 8, 1997

           BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

           (All amounts in thousands except share data)


                                                                   June 28,           June 29,
                                                                     1997               1996
                                                                   --------           --------
Current Assets:
 Cash and Cash Equivalents                                         $157,394           $ 73,560
 Accounts Receivable (Net of Allowance for Doubtful
    Accounts of 1997--$953 and 1996--$990)                           17,160             15,003
 Merchandise Inventories                                            366,233            370,437
 Deferred Tax Asset                                                   9,201              9,762
 Prepaid and Other Current Assets                                     7,150             19,808
                                                                   ---------          ---------
    Total Current Assets                                            557,138            488,570

Property and Equipment Net of Accumulated
   Depreciation and Amortization                                    209,864            206,582
Other Assets                                                          8,075              9,579
                                                                   ---------          ---------
Total Assets                                                       $775,077           $704,731
                                                                   =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts Payable                                                 $143,840           $118,900
  Income Taxes Payable                                               10,657              5,227
  Accrued Insurance Costs                                            16,500             17,407
  Other Current Liabilities                                          58,574             50,538
  Current Maturities of Long-Term Debt                                7,831              8,391
                                                                   ---------          ---------
     Total Current Liabilities                                      237,402            200,463

Long-Term Debt                                                       62,274             74,907
Other Liabilities                                                     8,763              8,237
Deferred Tax Liability                                                6,423              7,379

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, Par Value $1; Authorized
     5,000,000 shares; none issued and outstanding                       --                 --
  Common Stock, Par Value $1; Authorized 100,000,000 shares;
     41,258,621 shares issued and outstanding at June 28, 1997
     41,164,848 shares issued and outstanding at June 29, 1996       41,259             41,165
  Capital in Excess of Par Value                                     25,997             25,384
  Retained Earnings                                                 406,123            349,608
  Unearned Compensation                                                 (54)               (87)
  Treasury Stock at Cost; 1997-1,326,887 shares;
     1996-468,987 shares                                            (13,110)            (2,325)
                                                                   ---------
     Total Stockholders' Equity                                     460,215            413,745
                                                                   ---------
Total Liabilities and Stockholders' Equity                         $775,077           $704,731
                                                                   =========


See notes to consolidated financial statements

           BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


           (All amounts in thousands except share data)

                                                         Year Ended
                                           ----------------------------------------
                                            June 28,       June 29,        July 01,
                                              1997           1996            1995
REVENUES:                                  ---------       --------        --------
Net Sales                                  $1,758,368     $1,591,964     $1,584,942
Other Income                                   18,455         18,928         12,086
                                           ----------     ----------     ----------
                                            1,776,823      1,610,892      1,597,028
                                           ----------     ----------     ----------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
   Depreciation and Amortization)           1,126,975      1,040,388      1,060,212
 Selling and Administrative Expenses          514,959        479,852        471,947
 Depreciation and Amortization                 31,047         29,913         26,327
 Interest Expense                               8,080         11,735         13,602
                                           ----------     ----------     ----------
                                            1,681,061      1,561,888      1,572,088
                                           ----------     ----------     ----------
Income Before Provision for
 Income Taxes                                  95,762         49,004         24,940

Provision for Income Taxes                     39,247         19,991         10,074
                                           ----------     ----------     ----------


Net Income                                    $56,515        $29,013     $   14,866
                                           ==========     ==========     ==========

Net Income Per Share                       $     1.41     $     0.71     $     0.37
                                           ==========     ==========     ==========
Weighted Average Shares Outstanding        40,211,663     40,730,516     40,710,683
                                           ==========     ==========     ==========
Dividends Per Share                                --             --             --
                                           ==========     ==========     ==========
Pro Forma Data (See Note B):
  Pro Forma Net Income per Share           $     1.17     $     0.59     $     0.30
                                           ==========     ==========     ==========
  Pro Forma Weighted Average               48,253,996     48,876,619     48,852,819
    Shares Outstanding                     ==========     ==========     ==========


See notes to consolidated financial statements

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          YEARS ENDED JULY 1, 1995,JUNE 29, 1996 and JUNE 28, 1997

                        (All amounts in thousands)

                                                Capital in
                                     Common     Excess of     Retained    Treasury    Unearned        Valuation
                                     Stock      Par Value     Earnings    Stock       Compensation    Allowance    Total
----------------------------------------------------------------------------------------------------------------------------
Balance at July 02, 1994            $41,122     $24,592       $305,729    ($1,850)       -               $264      $369,857
Net Income                                                      14,866                                               14,866
Stock Options Exercised                  17         551                                                                 568
Net Unrealized Loss on Noncurrent
  Marketable Securities                                                                                    12            12
Equity Adjustment for Translation                                                                        (284)         (284)
                                    ----------------------------------------------------------------------------------------
Balance at July 01, 1995             41,139      25,143        320,595    ( 1,850)       -                 (8)      385,019
Net Income                                                      29,013                                               29,013
Stock Options Exercised                  16         142                                                                 158
Net Unrealized Gain on Noncurrent
  Marketable Securities                                                                                     8             8
Unearned Compensation                    10          99                                 (87)                             22
Treasury Stock Transactions                                                  (475)                                     (475)
                                    ----------------------------------------------------------------------------------------
Balance at June 29, 1996             41,165      25,384        349,608    ( 2,325)      (87)                -       413,745
Net Income                                                      56,515                                               56,515
Stock Options Exercised                  94         613                                                                 707
Unearned Compensation                                                                    33                 -            33
Treasury Stock Transactions                                               (10,785)                                  (10,785)
                                    ----------------------------------------------------------------------------------------
Balance at June 28, 1997            $41,259     $25,997       $406,123   ($13,110)     ($54)                -      $460,215
                                    ========================================================================================


See notes to consolidated financial statements

                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All amounts in thousands)
                                                                               Year Ended
                                                              __________________________________________
                                                               June 28,       June 29,      July 01,
                                                                 1997           1996          1995
                                                              ------------------------------------------
OPERATING ACTIVITIES
  Net Income                                                   $ 56,515       $ 29,013      $14,866
   Adjustments to Reconcile Net Income to Net Cash
    Provided by (Used in) Operating Activities:
     Depreciation and Amortization                               31,047         29,913       26,327
     Provision for Losses on Accounts Receivable                  7,203          6,068        5,162
     Provision for Deferred Income Taxes                           (395)           489       (2,920)
     (Gain) Loss on Disposition of Fixed Assets                   1,165           (100)         536
     Non-Cash Rent Expense and Other                              1,521          1,438        1,521
     Changes in Assets and Liabilities:
      Accounts Receivable                                        (9,865)        (5,965)      (3,032)
      Merchandise Inventories                                     4,204         81,589       16,895
      Prepaids and Other Current Assets                          12,652        (13,876)      11,962
      Accounts Payable                                           24,940         17,854      (32,660)
      Accrued and Other Current Liabilities                      12,559         16,931        4,389
                                                               ---------      ---------    ---------
      Net Cash Provided by Operating Activities                 141,546        163,354       43,046
                                                               ---------      ---------    ---------
INVESTING ACTIVITIES
  Acquisition of Property and Equipment                         (35,797)       (29,346)     (66,900)
  Proceeds From Sale of Fixed Assets                                390         17,839           27
  Issuance of Long-Term Notes Receivable                              -           (516)      (5,202)
  Receipts Against Long-Term Notes Receivable                     1,085          4,539        1,611
  Acquisition of Leaseholds                                           -              -       (2,652)
  Minority Interest                                                (110)           (62)         (66)
  Other                                                             (42)        (2,485)       2,031
                                                               ---------      ---------    ---------
      Net Cash (Used in) Investing Activities                   (34,474)       (10,031)     (71,151)
                                                               ---------      ---------    ---------
FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt                          (13,193)        (8,066)         (59)
  Issuance of Common Stock Upon Exercise of
   Stock Options                                                    740            158          568
  Purchase of Treasury Stock                                    (10,785)          (475)           -
  Net (Payments)Borrowings Under Lines of Credit                      -        (85,900)      20,880
                                                               ---------      ---------    ---------
      Net Cash (Used in) Provided by Financing Activities       (23,238)       (94,283)      21,389
                                                               ---------      ---------    ---------
      Increase (Decrease) in Cash and
    Cash Equivalents                                             83,834         59,040       (6,716)
      Cash and Cash Equivalents at
      Beginning of Period                                        73,560         14,520       21,236
      Cash and Cash Equivalents at                             --------       ---------    ---------
      End of Period                                            $157,394       $ 73,560      $14,520
                                                               ========       =========    =========
      Interest Paid                                            $  8,092       $ 12,062      $13,490
                                                               ========       =========    =========
      Income Taxes Paid                                        $ 34,212       $ 16,339      $10,900
                                                               ========       =========    =========
See notes to consolidated financial statements

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




See notes to consolidated financial statements

Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

A.  Summary of Significant Accounting Policies

  1.    Business

    Burlington Coat Factory Warehouse Corporation operates
  249 stores, in 42 states, which sell "off-price" apparel for men, women and children. A majority of those stores offer a home linens department and a baby room furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse"(two hundred twenty-three stores),
  "Cohoes Fashions" (four stores), "Decelle" (nine stores), "Luxury Linens" (six stores), "Totally 4 Kids" (five stores), and "Baby Depot" (two stores). Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories.


  2.    Principles of Consolidation

    The consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.


  3.    Use of Estimates

    The Company's consolidated financial statements have been prepared in conformity with generally accepted account-ing principles. Certain amounts included in the consolidated financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, including the use of third party specialists where appropriate, actual results could differ from these estimates.


  4.    Inventories

    Inventories are stated at the lower of the First In
  First Out (FIFO) cost or market, as determined by the retail inventory method.


  5.    Property and Equipment

    Property and equipment are stated at cost and depreciation is computed on the straight line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are amortized over a ten year period or lease term, whichever is less. Repairs and maintenance expenditures are charged to expense as incurred. Renewals and betterments which significantly extend the useful lives of existing property and equipment are capitalized.


  6.    Store Opening Expenses

    Expenses related to new store openings are charged to operations in the period incurred.


  7.    Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109
  "Accounting for Income Taxes." Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.


  8.    Net Income per Share

    Net Income per share is based on the weighted average number of shares outstanding during each period. The dilutive effect of stock options is not material.


  9.    Cash and Cash Equivalents

    Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalent investments amounted to $142.3 million at June 28, 1997 and $59.8 million at June 29, 1996.


  10.   Fiscal Year End Date

    The Company's fiscal year is a 52-53 week year with its year ending on the Saturday closest to June 30th of each year. Fiscal 1997, Fiscal 1996, and Fiscal 1995 ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively, and comprised 52 weeks each.


  11.   Other Income

    Other income is primarily rental income received from leased departments and interest income. In addition, the Company realized approximately $1.1 million and $4.0 million in non-recurring income from settlement of contractual obligations during fiscal 1997 and fiscal 1996, respectively.

  12.   Reclassifications

    Certain reclassifications have been made to the prior year's financial statements to conform to the classification used in the current year.


  13.   Impairment of Long Lived Assets

    In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company adopted this statement in the first fiscal quarter of the current fiscal year as required by this statement. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected un-discounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company estimates fair value based on the best information available making whatever estimates, judgments and projections are considered necessary.
  Adoption of this statement did not have a material impact on the Company's financial statements for the fiscal year ended June 28, 1997.

  14.   Stock-Based Compensation

    SFAS No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note L).


  15.   Recent Accounting Pronouncements

    a.  In February 1997, the Financial Accounting
  Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement will be effective for financial reporting purposes, for both interim and year-end financial statements ending after December 15, 1997. The Company anticipates that this Statement will not have a material effect on its financial statements.

    b. The Financial Accounting Standards Board has issued SFAS No. 130. Reporting Comprehensive Income which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

    c. The Financial Accounting Standards Board has issued SFAS No. 131. Disclosures about Segments of an Enterprise and Related Information which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is not required to adopt this standard until 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.


B.  Stock Split

    On September 8, 1997, the Board of Directors declared a six-for-five split of the Company's common stock effective October 16, 1997, to stockholders of record on October 1, 1997. This stock split is to be effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. Pro forma net income per share data presented for each of the three fiscal years in the period ended June 28, 1997 represent net income divided by the pro forma weighted average number of shares of common stock outstanding during the periods adjusted to give retroactive effect to the stock split.


C.  Property and Equipment

    Property and equipment consists of:

------------------------------------------------------------------
                              June 28,                 June 29,
                                1997                     1996
                                        (in thousands)
------------------------------------------------------------------
Land                          $ 19,044                 $ 18,345
Buildings                       71,409                   66,926
Store Fixtures and Equipment   191,871                  180,862
Leasehold Improvements          67,871                   65,683
Construction in Progress           526                      146
                              ---------                ---------
                               350,721                  331,962
Less Accumulated Depreciation ---------                ---------
and Amortization              (140,857)                (125,380)
                              ---------                ---------
                              $209,864                 $206,582
                              =========                =========

D.   Accounts Payable

    Accounts payable consists of:

-------------------------------------------------------------------
                               June 28,                June 29,
                                 1997                    1996
                                         (in thousands)
-------------------------------------------------------------------
Accounts Payable-Trade        $125 827                 $ 98,441
Accounts Payable-Due Banks       7,657                   10,247
Other                           10,356                   10,212
                              --------                 --------
                              $143,840                 $118,900
                              ========                 ========

E.   Lines of Credit

     The Company had a committed line of credit of $50.0 million at both June 28, 1997 and June 29, 1996. The Company also had an uncommitted line of credit of $150.0 million at both June 28, 1997 and June 29, 1996. As of August 31, 1997, the Company reduced its uncommitted lines of credit to $100.0 million. Letters of credit outstanding against these lines were $53.3 million and $38.6 million at June 28, 1997 and June 29, 1996, respectively.

     The Company had no borrowings under these credit lines during fiscal 1997. For fiscal 1996, the maximum borrowings outstanding under these lines were $120.4 million. During the period of borrowing, in fiscal 1996, the average outstanding balances under these lines were $38.7 million.
     The weighted average interest rate on outstanding borrowings during fiscal 1996 was 6.2%.

     Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate. The $50 million committed line of credit requires a commitment fee on the unused portion of 1/4 of 1 percent.

     The Company's committed line of credit renews annually and is available through 1998. The uncommitted lines of credit are cancelable at any time.

F.   Long-Term Debt

     Long-term debt consists of:

______________________________________________________________________
                                         June 28,             June 29,
                                          1997                  1996
                                                 (in thousands)
----------------------------------------------------------------------
Subordinated Notes, 10.6%,
  due in annual $7.4  million
  payments from June 1996
  to June 2005                           $ 59,200            $ 72,000
Industrial Revenue Bonds, 5.84%,
  due in semi-annual payments of
  various amounts from September 1,
  1996 to September 1, 2010                 9,680              10,000
Urban Development Action Grant, non-
  interest bearing, due April 1999            917                 917
Promissory note, due at various dates
  through 2000 (interest rate
  imputed at 10.6%)                           308                 381
                                         ---------           ---------
Subtotal                                   70,105              83,298

Less current portion                       (7,831)             (8,391)
                                         ---------           ---------
Long-Term Debt                           $ 62,274            $ 74,907
                                         =========           =========

     The Industrial Revenue Bonds and Urban Development Action Grant were issued in connection with the construction of the Company's distribution center. The Bonds are secured by a first mortgage on the Company's distribution center. The Urban Development Action Grant was secured by a second mortgage on the facility.

     On September 1, 1995 the Company called the Industrial Revenue Bonds at 103 and simultaneously refinanced these bonds with fixed rate bonds with an average interest rate of 5.84%.
The new Industrial Revenue Bonds have the same maturity schedule as the original bonds and are also secured by a first mortgage on the Company's home office and distribution center. The average interest rate before the refinancing was 9.78%. Indebtedness totaling $10.6 million are secured by land and buildings with a net book value of $18.9 million at June 28, 1997.

     On July 1, 1996 the Company paid $5.4 million of the Subordinated Notes as an early retirement of debt. Associated with the $5.4 million was a $.4 million charge for the early retirement. As a result of this payment, the annual installments due from June 1997 to June 2005 have decreased to $7.4 million from $8.0 million.

     Long-term debt maturing in each of the next five fiscal years is as follows: million; 1998 - $7.8 million; 1999 - $8.8 million; 2000 - $7.9 million; 2001 - $7.9 million; and 2002 -
$7.9 million.

     As of June 28, 1997, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At June 28, 1997, $234.3 million of the Company's retained earnings of $406.1 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.


G.   Sales from Leased Departments

     Retail sales from certain leased departments, included in net sales, amounted to $34.8 million, $34.9 million, and $27.4 million in fiscal 1997, fiscal 1996 and fiscal 1995, respectively.


H.   Lease Commitments

     The Company leases 231 stores and office spaces under operating leases that will expire principally during the next twenty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

     The following is a schedule of future minimum lease payments under the operating leases:

---------------------------------------------------------------------------
Fiscal Year                          (in thousands)
---------------------------------------------------------------------------
1998                                     $ 64,288
1999                                       61,040
2000                                       55,512
2001                                       51,254
2002                                       47,178
Thereafter                                306,833
                                         --------
Total minimum lease payments             $586,105
                                         ========

 The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $8.7 million under non-cancelable subleases and other contingent rental agreements.

 Total rental expenses under operating leases for the periods ended June 28, 1997, June 29, 1996 and July 1, 1995 were $67.0 million, $62.7 million and $57.1 million, respectively, including contingent rentals of $1.8 million, $1.8 million and $2.5 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $4.0 million, $5.7 million and $6.1 million which has been included in other income for the periods ended June 28, 1997, June 29, 1996 and July 1, 1995, respectively.

 The Company has irrevocable letters of credit in the amount of $14.3 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.


I.    Employee Retirement Plans

 The Company has a noncontributory profit-sharing plan
covering employees who meet age and service requirements. Effective September 1, 1995, the Company amended and restated the plan to provide additional retirement security to participants by adding a cash or deferred (salary deferral) feature qualifying
under Section 401(k) of the Internal Revenue Code.   Membership
in the salary deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions was $5.4 million for fiscal 1997. The provision for profit sharing contributions were $4.2 million and $5.0 million, respectively, for the periods ended June 29, 1996 and July 1, 1995.


J.    Income Taxes

 The provision for income taxes is summarized as follows:

---------------------------------------------------------------
Year ended                     1997         1996         1995
                                       (in thousands)
---------------------------------------------------------------
Current:
Federal                       $32,504      $17,112     $10,737
State and Other                 7,138        2,390       2,257
                              --------     -------     --------
Subtotal                       39,642       19,502      12,994
Deferred                         (395)         489      (2,920)
                              --------     -------     --------
Total                         $39,247      $19,991     $10,074
                              ========     =======     ========


     A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

------------------------------------------------------------------
Year ended                          1997      1996      1995
------------------------------------------------------------------
Tax at statutory rate              35.0%     35.0%      35.0%
State income taxes, net
  of federal benefit                4.8       3.9        4.7
Other charges                       1.2       1.9         .7
                                   -----     -----      -----
Effective tax rate                 41.0%     40.8%      40.4%
                                   =====     =====      =====

     Deferred income taxes for 1997, 1996 and 1995 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

     Temporary differences which give rise to deferred tax assets and liabilities at June 28, 1997 and June 29, 1996 are as follows:

_________________________________________________________________________________________________
Year Ended                                 1997                              1996
                               Deferred Tax     Deferred Tax     Deferred Tax     Deferred Tax
                                 Assets          Liabilities       Assets          Liabilities
                                                        (in thousands)
-------------------------------------------------------------------------------------------------
Current:
  Allowance for doubtful
    accounts                     $  384                            $  399
  Compensated absences              781                               692
  Inventory costs
    capitalized for tax
    purposes                      2,548                             2,805
  Insurance reserves              6,459                             6,630
  Prepaid items deductible
    for tax purposes                              $ 1,276                            $ 1,413
  Other                             305                               649
                                 ------           -------          ------            -------
                                 10,477             1,276          11,175              1,413
                                 ------           -------          ------            -------
Non-Current:
  Depreciation                                     10,287                             11,111
  Accounting for rent
    expense                       1,476                             1,152
  Pre-opening costs               2,410                             2,615
  Other                                                22                                 35
                                 ------           -------          ------            -------
                                 $3,886           $10,309          $3,767            $11,146
                                 ------           -------          ------            -------

No valuation account is deemed necessary.


K.   Supplementary Income Statement Information

___________________________________________________________________________
Year ended                    1997           1996             1995
                                       (in thousands)
---------------------------------------------------------------------------
Advertising                  $45,409        $44,172         $42,345

Repairs and Maintenance      $19,913        $16,631         $15,533

     All other required items are omitted since they are less than 1% of total revenues.


L.   Incentive Plans

     In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan") which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988 the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares under this Plan. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 450,000 shares of common stock have been reserved for issuance under the 1993 Plan. A summary of stock options transactions in fiscal 1995, 1996 and 1997 is as follows:

___________________________________________________________
                            Number        Option Price
                           of Shares       Per Share
-----------------------------------------------------------
Options outstanding
  July 2, 1994 . . . . . . 318,045       $ 4.74 to $24.69
Options issued . . . . . .  38,200       $11.50
Options cancelled. . . . .  (5,290)      $ 4.74 to $ 7.37
Options exercised. . . . . (16,404)      $ 4.74 to $ 7.37
                           --------      ----------------
Options outstanding
  July 1, 1995 . . . . . . 334,551       $ 4.74 to $24.69
Options issued . . . . . .  38,900       $11.38
Options cancelled. . . . .  (6,525)      $ 4.74 to $ 7.37
Options exercised. . . . . (15,456)      $ 4.74 to $ 7.37
Options outstanding        --------      ----------------
  June 29, 1996. . . . . . 351,470       $ 4.74 to $24.69
Options issued . . . . . .  17,400       $10.63 to $11.06
Options cancelled. . . . .    (168)      $ 5.48
Options exercised. . . . . (93,599)      $ 4.74 to $11.50
                           --------      ----------------
Options outstanding
  June 28, 1997. . . . . . 275,103       $ 4.74 to $24.69
Options exercisable. . . . 257,703       $ 4.74 to $24.69
                           -------       ----------------

     The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, effective with the 1997 financial statements, but elected to continue to measure compen-sation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 1996 and 1997, consistent with the methodology in SFAS 123, the pro forma effects on the Company's net income per share would have been as follows (in thousands, except per share amounts):

                                 1997         1996
Net Income:                    -------      -------
   As reported                 $56,515      $29,013
   Pro forma                   $56,146      $28,971

Net Income per Share:
   As reported                 $1.41        $0.71
   Pro forma                   $1.40        $0.71

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1997 and 1996:
                                  1997          1996
                                  ----          ----

Risk-free interest rate         6.5%           6.5%
Expected volatility             42.9%          42.9%
Expected life                   10 years       10 years
Contractual life                10 years       10 years
Fair value of options granted   $117,309       $303,385

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

                                       Provision                 Net Income     Pro Forma
                                       (Benefit)                   (Loss)       Net Income
                           Gross       for Income   Net Income   per Share      (Loss) per
            Net Sales      Profit        Taxes        (Loss)        (1)         Share (2)
------------------------------------------------------------------------------------------
1997:

  First     $307,240      $103,930     ($ 7,430)    ($10,874)     ($0.27)        ($0.22)

  Second     739,958       268,534       45,519       66,049        1.64           1.36

  Third      382,420       134,171        2,885        3,852        0.10           0.08

  Fourth     328,750       124,758     (  1,727)    (  2,512)     ( 0.06)        ( 0.05)

1996:

  First     $291,227      $ 97,086     ($ 7,761)    ($11,161)     ($0.27)        ($0.23)

  Second     658,631       233,760       33,769       48,784        1.20           1.00

  Third      323,234       108,070     (  3,089)    (  4,567)     ( 0.11)        ( 0.09)

  Fourth     318,872       112,660     (  2,928)    (  4,043)     ( 0.10)        ( 0.09)

____________________

<F1>
(1) Net income per share is based on the weighted average number of shares outstanding during each of the quarters. The sum of the four quarters may not equal the full year computation due to rounding.
<F2>
(2) Adjusted to give retroactive effect to six for five stock split effective October, 1997.

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

     Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair value of notes payable and long-term debt (including current maturities) are as follows:

________________________________________________________________________________
                                         June 28,                  June 29,
                                           1997                      1996
                                   Carrying     Fair        Carrying      Fair
                                    Amount      Value        Amount       Value
                                                  (in thousands)
--------------------------------------------------------------------------------
 Long-Term Debt
 (including current maturities)     $70,105    $71,132      $83,298      $83,556
--------------------------------------------------------------------------------

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


O. Legal Matters

     In late September, 1994, the Company received summons and complaint in three separate purported class action lawsuits.
Each of the complaints was consolidated into a single amended complaint which sought unspecified damages and alleged a cause of action arising under certain federal securities laws for alleged material misstatements and omissions in public statements by the Company and five executive officers purportedly causing the market price of the Company's common stock to be artificially inflated during the period October 4, 1993 through September 23, 1994, inclusive. On February 20, 1996, the District Court dismissed the plaintiff's amended complaint in its entirety. In March, 1996, plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit. The appeal was orally argued before a panel of three judges on December 12, 1996. On June 12, 1997 the panel rendered an unanimous decision affirming the District Court's dismissal of the action but ruled that the District Court should allow the plaintiffs to attempt to replead two of the six claims. The matter has been remanded to the District Court. The Company is unable to determine the probability of any settlement loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter in the accompanying consolidated financial statements.


Dividend Policy

     On September 8, 1997, the Board of Directors of the Company declared the Company's first cash dividend in the amount of two cents ($.02) per share payable annually. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors is to retain the majority of earnings to finance the growth and development of the Company's business. At June 29, 1996, $234.3 million of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.

Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's Common Stock is traded on the New York Stock Exchange, Inc. and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from July 2, 1995 to June 28, 1997 and for the two months ended August 31, 1997:


----------------------------------------------------------------
Period                             Low Price           High Price
----------------------------------------------------------------
July 2, 1995 to
September 30, 1995                 10                    14 1/8
-----------------------------------------------------------------
October 1, 1995 to
December 30, 1995                  10 1/4                13 1/4
-----------------------------------------------------------------
December 31, 1995 to
March 30, 1996                      9 3/8                12 1/4
-----------------------------------------------------------------
March 31, 1996
June 29, 1996                      10 1/8                12 1/8
-----------------------------------------------------------------
June 30, 1996 to
September 28, 1996                 10                    11 1/8
-----------------------------------------------------------------
September 29, 1996 to
December 28, 1996                  10 7/8                13 1/4
-----------------------------------------------------------------
December 29, 1996 to
March 29, 1997                     12 3/8                17 3/4
-----------------------------------------------------------------
March 30, 1997 to
June 28, 1997                      17 1/2                20
-----------------------------------------------------------------
June 29, 1997 to
August 31, 1997                    15 3/16               23
-----------------------------------------------------------------

     As of August 31, 1997, there were 405 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
         Schedule II - Valuation and Qualifying Accounts
                    (All amounts in thousands)

________________________________________________________________________________________
                           COL.A         COL.B         COL.C      COL D        COL.E
----------------------------------------------------------------------------------------
                           BALANCE AT                             CHARGED TO   BALANCE
                           BEGINNING     CHARGED TO    OTHER      ACCOUNTS     AT END OF
DESCRIPTION                OF PERIOD     EXPENSE       ACCOUNTS   WRITTEN OFF  PERIOD
----------------------------------------------------------------------------------------
Period ended 6/28/97
----------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE        $  990       $7,203         $0        $(7,240)     $  953

Period ended 6/29/96
----------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE        $3,711       $6,068         $0        $(8,789)     $  990

Period ended 7/01/95
----------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS-
 ACCOUNTS RECEIVABLE        $4,995       $5,162         $0        $(6,446)     $3,711


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

                          JUNE 28, 1997

                              under

               The Securities Exchange Act of 1934






          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

      (Exact Name of Registrant as specified in its Charter)














------------------------------------------------------------------------------

                        INDEX TO EXHIBITS

Exhibits                                                      Page No.
--------                                                      --------

    3.1        Articles of Incorporation, as Amended             1/
                                                                 --
    3.2        By-laws                                           1/
                                                                 --
   10.1        1993 Stock Incentive Plan                         1/
                                                                 --
   10.2        Revolving Credit Agreement dated                  1/
                 August 30, 1985 between the Company             --
                 and BancOhio National Bank as amended
                 through Amendment No. 6

   10.3        Burlington Coat Factory Warehouse                 62
                 Corporation 401(k) Profit Sharing Plan
                 (as amended and restated effective
                 June 19, 1997)

   10.4        Loan Agreement dated as of                        3/
                 August 1, 1995 by and between                   --
                 New Jersey Economic Development
                 Authority and Burlington Coat Factory
                 Warehouse of New Jersey, Inc.

   10.5        Assignment of Leases dated as of                  3/
                 August 1, 1995 from Burlington                  --
                 Coat Factory Warehouse of New
                 Jersey, Inc. to First Fidelity Bank,
                 National Association

   10.6        Mortgage and Security Agreement dated             3/
                 as of August 1, 1995 between Burlington         --
                 Coat Factory Warehouse of New Jersey,
                 Inc. and First Fidelity Bank, National
                 Association
________________________

(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 3, 1993, File No. 1-8739.

(2) Incorporated by reference to Exhibit filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 1-8739

(3) Incorporated by reference to Exhibit filed with the Company's Annual Report on Form 10-K for the year ended July 1, 1995. File No. 1-8739.

                                                              Page 60 of 118

Exhibits                                                      Page No.
--------                                                      --------

   10.7        Indenture of Trust dated as of                    3/
                 August 1, 1995 by and between                   --
                 New Jersey Economic Development
                 Authority and Shawmut Bank
                 Connecticut, National Association

   10.8        Guaranty and Suretyship Agreement dated           3/
                 as of August 1, 1995 from the Company           --
                 to First Fidelity Bank, National
                 Association

   10.9        Letter of Credit Reimbursement Agreement          3/
                 dated as of August 1, 1995 between              --
                 Burlington Coat Factory Warehouse of
                 New Jersey, Inc. and First Fidelity
                 Bank, National Association

   10.10       Environmental Indemnity Agreement dated           3/
                 as of August 1, 1995 between Burlington         --
                 Coat Factory Warehouse of New Jersey,
                 Inc. and First Fidelity Bank, National
                 Association

   10.11       Note Agreement dated June 27, 1990                3/
                                                                 --
   21          Subsidiaries of Registrant                       113

   23          Consent of Deloitte & Touche LLP                 115
                 independent certified public accountants, to the use of their report on the financial statements of the Company for the fiscal year ended June 28, 1997 in the Registration
                 Statements of the Company on Form S-8,
                 Registration No. 2-96332, No. 33-21569,
                 No. 33-51965 and No. 33-61351

   27          Financial Data Schedule                          117