Form 10-Q
period 1997-09-27
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1997-11-07
CIK 718916

FORM 10-Q

                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended September 27, 1997
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

       Class                      Outstanding at October 30, 1997
Common stock, par value $1                49,547,679

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

                           I N D E X
                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets -                            3
    September 27, 1997 (unaudited), June 28, 1997 and September 28, 1996 (unaudited)

  Condensed consolidated statements of operations -                  4
    Three months ended September 27, 1997 (unaudited) and
    September 28, 1996 (unaudited)

  Condensed consolidated statements of cash flows -                  5
    Three months ended September 27, 1997 (unaudited) and
    September 28, 1996 (unaudited)

  Notes to condensed consolidated financial statements               6

 Item 2.  Management's discussion and analysis of results            8
          of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                         13

 Item 6.  Exhibits and reports on Form 8-K                          13

SIGNATURES                                                          14

                      * * * * * * * * * * * *

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS


                    (All amounts in thousands)
                                         September 27,   June 28,    September 28,
                                             1997          1997         1996
                                          (Unaudited)    (Note A)     (Unaudited)
                                         ____________    ________    _____________
ASSETS
Current Assets:
 Cash and Cash Equivalents                   $ 90,437     $157,394    $ 55,977
 Accounts Receivable                           19,161       17,160      18,888
 Merchandise Inventories                      597,385      366,233     530,375
 Deferred Tax Asset                            16,474        9,201      17,266
 Prepaid and Other Current Assets              19,466        7,150      16,273
                                             ________     ________     _______

    Total Current Assets                      742,923      557,138     638,779

Property and Equipment (Net of Accumulated

   Depreciation and Amortization)             217,655      209,864     206,285
Other Assets                                    7,806        8,075       9,313
                                             ________      _______     _______

Total Assets                                 $968,384     $775,077    $854,377
                                             ========     ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

 Accounts Payable                            $346,481     $143,840    $282,090
 Income Taxes Payable                           7,090       10,657       4,480
 Other Current Liabilities                     85,275       75,074      71,834
 Current Maturities of Long Term Debt           7,868        7,831       7,825
                                             --------     --------    --------
    Total Current Liabilities                 446,714      237,402     366,229

 Long Term Debt                                61,867       62,274      69,730
 Other Liabilities                             10,972        8,763       8,461
 Deferred Tax Liability                         6,228        6,423       7,435

 Stockholders' Equity:
  Unearned Compensation                           (48)         (54)        (82)
  Preferred Stock                                  --           --          --
  Common Stock                                 49,550       41,259      41,186
  Capital in Excess of Par Value               17,951       25,997      25,480
  Retained Earnings                           395,104      406,123     338,734
  Less Treasury Stock at Cost                 (19,954)     (13,110)     (2,796)
                                             --------     --------    --------
    Total Stockholders' Equity                442,603      460,215     402,522
                                              -------     --------    --------
Total Liabilities and Stockholders' Equity   $968,384     $775,077    $854,377
                                             ========     ========    ========

See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

         (All amounts in thousands except per share data)
                                            Three Months Ended
                                       September 27,    September 28,
                                            1997             1996
                                       -------------    -------------
REVENUES:
 Net Sales                              $   335,270     $   307,240
 Other Income                                 3,339           3,078
                                        -----------     -----------
                                            338,609         310,318
                                        -----------     -----------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
    Depreciation and Amortization)          216,435         203,310
 Selling and Administrative Expenses        129,761         115,461
 Depreciation and Amortization                7,815           7,624
 Interest Expenses                            1,859           2,227
                                        ___________     ___________

                                            355,870         328,622
                                        -----------     -----------

 Loss Before Income Tax Benefit             (17,261)        (18,304)

 Income Tax Benefit                          (7,054)         (7,430)
                                        ------------    ------------

 Net Loss                               $   (10,207)    $   (10,874)
                                        ============    ============

Earnings Per Share:
 Net Loss Per Share                     $     (0.21)    $     (0.22)
                                        ============    ============

Weighted Average Shares Outstanding      47,495,106      48,790,284
                                        ===========      ==========

See notes to the condensed consolidated financial statements.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                    (All amounts in thousands)

                                                 September 27,    September 28,
                                                     1997              1996
                                                 -------------    -------------

OPERATING ACTIVITIES
  Net Loss                                          $(10,207)        $(10,874)
   Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operating Activities:
     Depreciation and Amortization                     7,815            7,624
     Provision for Losses on Accounts Receivable       1,284            1,061
     Provision for Deferred Income Taxes              (7,468)          (7,448)
     Loss on Disposition of Fixed Assets                  65              459
     Rent Expense and Other                              319              383
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                              (3,290)          (5,366)
     Merchandise Inventories                        (231,152)        (159,938)
     Prepaids and Other Current Assets               (12,316)           3,529
     Accounts Payable                                202,641          163,190
     Other Current Liabilities                         5,822            3,142
                                                    --------         --------

   Net Cash Used by Operating Activities             (46,487)          (4,238)
                                                    ---------         ________

INVESTING ACTIVITIES
     Acquisition of Property and Equipment           (15,657)          (7,766)
     Proceeds From Sale of Fixed Assets                    7                5
     Receipts Against Long Term Notes Receivable          76              488
     Minority Interest                                    67               36
     Location Incentives                               2,000                -
     Other                                                 -              (16)
                                                     -------           -------

   Net Cash Used by Investing Activities             (13,507)          (7,253)
                                                     --------          -------

FINANCING ACTIVITIES
     Principal Payments on Long Term Debt               (370)          (5,743)
     Issuance of Common Stock Upon
        Exercise of Stock Options                        251              122
     Purchase of Treasury Stock                       (6,844)            (471)
                                                      -------          -------

   Net Cash Used in Financing Activities              (6,963)          (6,092)
                                                      -------          -------

  Decrease in Cash and Cash Equivalents              (66,957)         (17,583)
  Cash and Cash Equivalents at Beginning of Period   157,394           73,560
                                                    --------          -------

  Cash and Cash Equivalents at End of Period        $ 90,437         $ 55,977
                                                    ========         ========

  Interest Paid:                                    $    447         $    635
                                                    ========         ========
  Income Taxes Paid:                                $  3,981         $    765
                                                    ========         ========


See notes to the condensed consolidated financial statements.

  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  THREE MONTHS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the three months ended September 27, 1997 and the corresponding period ended September 28, 1996 are not necessarily indicative of results for the fiscal year.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 26, 1997.

3. Inventories as of September 27, 1997 and September 28, 1996 are stated at the lower of FIFO cost or market, as valued by the gross profit method. Inventories as of June 28, 1997 were valued by the retail inventory method.

4. At September 27, 1997, the Company had a deferred tax liability of $6.2 million and a current deferred tax asset of $16.5 million. At September 28, 1996, the Company had a deferred tax liability of $7.4 million and a current deferred tax asset of $17.3 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $9.0 million for the three months ended September 27, 1997 compared with $6.8 million for the three months ended September, 1996.

6. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7. On September 8, 1997, the Board of Directors of the Company declared the Company's first cash dividend in the amount of two cents ($.02) per share payable annually. The cash dividend was paid on October 16, 1997 to stockholders of record on September 19, 1997 and amounts to $.8 million.

8. On September 8, 1997, the Board of Directors of the Company declared a six for five split of the Company's common stock effective October 16, 1997, to stockholders of record on October 1, 1997. This stock split was effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. The par value of the common stock remained at $1.00 per share. As a result, $8.3 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock. Common stock and paid-in capital in excess of par value accounts as of September 27, 1997 were adjusted to give effect to the stock split. All amounts per share were adjusted to give retroactive effect to the stock split.

9. a. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This Statement will be effective for financial reporting purposes, for both interim and year-end financial statements ending after December 15, 1997. The Company anticipates that this Statement will not have a material effect on its financial statements.

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

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                        AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
Operations and Financial Condition.

Results of Operations


The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month period ended September 27, 1997 and September 28, 1996.

                                   Percentage of Net Sales
                                     Three Months Ended
                                   -----------------------

                             September 27,      September 28,
                                 1997               1996
                             -------------      -------------

Net sales                       100.0%              100.0%

Costs and expenses:
Cost of sales                    64.6                66.2
Selling & administrative
 expenses                        38.7                37.6
Depreciation &
 amortization                     2.3                 2.5

Interest expense                   .5                  .7
                                -----               -----
                                106.1               107.0
                                -----               -----

Other income                      1.0                 1.0
                                -----               -----

Loss before income tax benefit   (5.1)               (6.0)

Income tax benefit                2.1                 2.4
                                -----               -----

Net loss                         (3.0%)              (3.6%)
                                =======             =======

Three Months Ended September 27, 1997 and September 28, 1996
------------------------------------------------------------

     Net sales increased $28.0 million (9.1%) for the first fiscal quarter of 1998 compared with the similar period of fiscal 1997. Comparative store sales increased 4.5%. Ten Burlington
Coat Factory Warehouse stores, one Totally 4 Kids store and one Baby Depot store opened subsequent to fiscal 1997's first quarter contributed $14.4 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed $11.2 million to last year's first quarter sales.

     The Cohoes stores showed a comparative stores sales increase of 3.2%, while contributing $8.9 million to consolidated sales for the fiscal quarter. During the prior fiscal year, one Cohoes store was closed. This store contributed $1.6 million to net sales in the first quarter of fiscal 1997.

     Sales in the first fiscal quarter of 1998 for the Decelle stores were $8.9 million compared with $8.4 million in the similar period of fiscal 1997. Fiscal 1998 first quarter comparative store sales decreased 1.8% for the Decelle division. Subsequent to the first fiscal quarter of fiscal 1997, one new store opened within the Decelle division. This store contributed $.6 million to net sales in this year's first fiscal quarter.

     The Company's Fit For Men store and Coral Springs, Florida Luxury Linens store, contributed $.2 million and $.3 million, respectively, to last fiscal year's first quarter sales. These stores were closed prior to this fiscal year's first quarter.

     Other income (consisting primarily of rental income from lease departments, investment income and miscellaneous items) increased $.3 million for the three months ended September 27, 1997 compared with the three months ended September 28, 1996. Investment income increased $1.0 million for the three months ended September 27, 1997 compared with the similar period of fiscal 1997. Offsetting this increase was a decrease in rental income of approximately $1.0 million. This decrease is the result of the Company's conversion of its shoe department from a lease department to a Company operated department during the second half of fiscal 1997. In addition, losses on disposition of property decreased $.4 million when comparing the first quarter of fiscal 1998 to the first quarter of fiscal 1997.

     Cost of sales increased by $13.1 million (6.5%) for the three month period ended September 27, 1997 compared with the similar period a year ago. Cost of sales, as a percentage of net sales, for the three month period ended September 27, 1997 and for the similar period of the prior year were 64.6% and 66.2%, respectively. This percentage improvement is due primarily to a decrease in markdowns taken and to improvement in initial margins.

     Selling and administrative expenses increased by $14.3 million (12.4%) for the three month period ended September 27, 1997 compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses were 38.7% and 37.6% for the three month periods ended September 27, 1997 and September 28, 1996, respectively. The dollar and percentage increases are primarily the result of costs associated with stores opened subsequent to last fiscal year's first quarter, increased payroll expenditures, increased profit sharing costs, and costs associated with an expanded fall advertising program.

     Interest expense decreased $.4 million to $1.9 million for the three months ended September 27, 1997 compared with the similar period of a year ago. This decrease is due to a reduction in long term debt from last year's first quarter and the refinancing of the Company's industrial revenue bond.

     Income tax benefit decreased to $7.1 million for the three months ended September 27, 1997, from $7.4 million for the comparative period of a year ago. The effective tax benefit percentages were 40.9% for the three months ended September 27, 1997 and 40.6% for the three months ended September 28, 1996.

     Net loss decreased to $10.2 million for the three months ended September 27, 1997 from $10.9 million for the comparative period of fiscal 1997. Loss per share decreased to ($.21) per share for the three months ended September 27, 1997 from ($.22) for the three months ended September 28, 1996.

     The Company's business is seasonal, with its highest sales occurring in the months of September, October, November, December and January of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of September, October, November, December and January.

Liquidity and Capital Resources
-------------------------------

     The Company plans to open approximately twenty new stores during fiscal 1998. During the first quarter of fiscal
1998, the Company opened five new Burlington Coat Factory Warehouse stores. The Company estimates spending approximately $15.3 million for store openings during this fiscal year, of which approximately $2.8 million had been expended as of September 27, 1997. In addition, the Company plans to expend approximately $18.5 million for the refurbishing and refixturing of existing stores, of which $6.1 million had been expended at the end of the first quarter. The Company purchased the land and buildings for two additional locations during the quarter at a cost of approximately $5.3 million.

     The Company repurchased 537,360 shares of its stock (after giving effect to the six for five stock split effected on October 16, 1997), costing approximately $6.8 million in the first fiscal quarter. These purchases are reflected as treasury stock in the equity section of the balance sheet. At September 27, 1997 the Company had authority to purchase an additional $9.2 million of treasury stock.

     Working capital increased to $296.2 million at September 27, 1997 from $272.6 million at September 28, 1996.

     Net cash used by operating activities of $46.5 million for the fiscal quarter ended September 27, 1997 increased from $4.2 million in net cash used by operating activities for the comparative period of fiscal 1997. This change in net cash used by operations was the result of an increased level of seasonal inventory build-up, inventory from new stores, and inventory related to the new Company-operated shoe department.

     The Company's long-term borrowings at September 27, 1997 include $59.2 million of long term subordinated notes issued by the Company to institutional investors in June 1990 ("the Notes") and an industrial development bond of $9.3 million issued by the New Jersey Economic Development Authority.

     The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average maturity of ten years and are subject to mandatory prepayment in installments of $8.0 million each without premium on June 27 of each year.
These annual payments began on June 27, 1996.   The Notes are
subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the first quarter of fiscal 1997, the Company repurchased an additional $5.4 million of the Notes which reduced the Company's mandatory prepayment to $7.4 million annually. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled, but may consider doing so in the future should conditions favorable to the Company present themselves.

     The interest rate on the industrial development bond financing was originally fixed at 9.78% over the life of these serial and term bonds (the "Bonds"). The Company refinanced its industrial development bonds with the New Jersey Economic Development Authority on September 1, 1995. The original bonds were called at 103 and refinanced with credit enhanced bonds (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds having the same maturity as the original issue. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.84% and 9.78 years, respectively. During the current fiscal quarter, the Company expended approximately $.4 million for the repayment of the Refunding Bonds.

     The Company has in place a committed line of credit agreement in the amount of $50.0 million and $100.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during fiscal 1997 or the first fiscal quarter of 1998.

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

Item 6    Exhibits and Reports on Form 8-K

          a.   Exhibits - None
          b. The Company filed no current reports on Form 8-K for the period ended September 27, 1997.

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


Date:   November 7, 1997