Form 10-Q
period 1997-12-27
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1998-02-10
CIK 718916

FORM 10-Q

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended December 27, 1997
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Transition Period From ... to ...

                         Commission File No. 1-8739

          Burlington Coat Factory Warehouse Corporation
          _____________________________________________

       (Exact name of registrant as specified in its charter)

           Delaware                       22-1970303
------------------------------   -------------------------------
(State or other jurisdiction of        (I.R.S. Employer
incorporation or organization)          Identification Number)

    1830 Route 130 North
    Burlington, New Jersey                  08016
------------------------------   -------------------------------
   (Address of principal                  (Zip Code)
     executive offices)

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

            Yes       X               No
               --------------   ----------------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                    Outstanding at February 4, 1998
--------------------------         --------------------------------
Common stock, par value $1                   49,563,536

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                            I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - December 27, 1997           3
   (unaudited), June 27, 1997 and December 28, 1996 (unaudited)

  Condensed consolidated statements of operations - Six and           4
   three months ended December 27, 1997 and December 28, 1996
   (unaudited)

  Condensed consolidated statements of cash flows - Six and           5
   three months ended December 27, 1997 and December 28, 1996
   (unaudited)

   Notes to condensed consolidated financial statements          6  - 8

 Item 2.  Management's discussion and analysis of results        9 - 15
          of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                          16

 Item 4.  Submission of Matters to a Vote of Security Holders        17

 Item 6.  Exhibits and reports on Form 8-K                           17

SIGNATURES                                                           18

                      * * * * * * * * * * * *

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                      (All amounts in thousands)

                                            December 27,    June 28,   December 28,
                                                1997          1997         1996
                                            (Unaudited)     (Note A)   (Unaudited)

ASSETS
Current Assets:
 Cash and Cash Equivalents                   $  286,357     $157,394     $ 288,464
 Accounts Receivable                             22,783       17,160        22,073
 Merchandise Inventories                        485,859      366,233       414,607
 Deferred Tax Asset                               9,321        9,201        10,415
 Prepaid and Other Current Assets                17,985        7,150        14,875
                                              ---------      -------     ---------
            Total Current Assets                822,305      557,138       750,434


Property and Equipment Net of Accumulated
   Depreciation and Amortization                218,534      209,864       208,172
Other Assets                                      7,443        8,075         9,052

Total Assets                                 $1,048,282     $775,077     $ 967,658
                                             ==========     ========     =========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                            $  310,417     $143,840     $ 279,706
 Income Taxes Payable                            29,617       10,657        30,481
 Other Current Liabilities                      108,866       75,074       102,611
 Current Maturities of Long Term Debt             7,871        7,831         7,827
                                             ----------     --------     ---------
            Total Current Liabilities           456,771      237,402       420,625

Long Term Debt                                   61,845       62,274        69,716
Other Liabilities                                11,093        8,763         8,682
Deferred Tax Liability                            6,034        6,423         7,546

Stockholders' Equity:
 Unearned Compensation                              (41)         (54)          (68)
 Preferred Stock                                     --           --            --
 Common Stock                                    49,565       41,259        41,187
 Capital in Excess of Par Value                  18,053       25,997        25,486
 Retained Earnings                              465,485      406,123       404,783
 Less Treasury Stock at Cost                    (20,523)     (13,110)      (10,299)
                                              ----------    ---------     ---------
            Total Stockholders' Equity          512,539      460,215       461,089

Total Liabilities and Stockholders' Equity   $1,048,282     $775,077     $ 967,658
                                             ==========     ========     =========



See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at June 28, 1997 has been derived from the audited financial statements at that date.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                            AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (unaudited)

            (All amounts in thousands except per share data)

                                  Six Months Ended              Three Months Ended
                             December 27,  December 28,      December 27,  December 28,
                                 1997         1996              1997          1996
                             --------------------------      --------------------------
REVENUES:
Net Sales                   $1,113,500      $1,047,198       $778,230     $739,958
Other Income                     8,346           7,593          5,007        4,515
                            ----------      ----------       --------     --------
                             1,121,846       1,054,791        783,237      744,473
                            ----------      ----------       --------     --------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive
  of Depreciation and
  Amortization)                705,910         674,734        489,475      471,424
 Selling and Administrative
  Expenses                     296,584         267,551        166,823      152,090
 Depreciation and Amortization  15,677          15,092          7,862        7,468
 Interest Expenses               3,687           4,150          1,828        1,923
                            ----------       ---------       --------     --------
                             1,021,858         961,527        665,988      632,905
                            ----------       ---------       --------     --------
Income Before Provision
 for Income Taxes               99,988          93,264        117,249      111,568

Provision For Income Taxes      39,822          38,089         46,876       45,519
                            ----------       ---------       --------      -------
Net Income                  $   60,166      $   55,175       $ 70,373    $  66,049
                            ==========      ==========       ========    =========
Earnings Per Share:
  Basic and Diluted Net
   Income Per Share         $     1.27      $     1.13       $   1.48    $    1.36
                            ==========      ==========       ========    =========

Weighted Average Shares
 Outstanding                47,452,084      48,660,200     47,409,278   48,452,839
                            ==========      ==========     ==========   ==========
Dividends Per Share         $      .02           -         $      .02        -
                            ==========      ==========     ==========   ==========



See notes to the condensed consolidated financial statements.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                            AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited)

                       (All amounts in thousands)

                                                          Six Months Ended
                                                     December 27,   December 28,
                                                         1997           1996
                                                     ------------   ------------

OPERATING ACTIVITIES
  Net Income                                           $ 60,166       $ 55,175
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                       15,677         15,092
     Provision for Losses on Accounts Receivable          4,272          3,462
     Provision for Deferred Income Taxes                   (509)          (486)
     Loss on Disposition of Fixed Assets                    112          1,132
     Rent Expense and Other                                 618            786
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                               (10,101)       (11,070)
      Merchandise Inventories                          (119,626)       (44,170)
      Prepaids and Other Current Assets                 (10,835)         4,927
      Accounts Payable                                  166,577        160,806
      Other Current Liabilities                          52,752         59,348
                                                       --------        --------
        Net Cash Provided by Operating Activities       159,103        245,002
                                                       --------        --------

INVESTING ACTIVITIES
       Acquisition of Property and Equipment            (24,418)       (17,248)
       Proceeds From Sale of Fixed Assets                    --              4
       Receipts Against Long Term Notes Receivable          442            651
       Minority Interest                                     67             43
       Other                                              2,000             38
                                                       --------        -------
         Net Cash Used by Investing Activities          (21,909)       (16,512)
                                                       ---------       --------

FINANCING ACTIVITIES
      Principal Payments on Long Term Debt                 (389)        (5,755)
      Issuance of Common Stock Upon Exercise of
        Stock Options                                       375            143
      Payment of Dividends                                 (804)            --
      Purchase of Treasury Stock                         (7,413)        (7,974)
                                                       ---------        -------
        Net Cash Used in Financing Activities            (8,231)       (13,586)
                                                       ---------       --------
        Increase in Cash and Cash Equivalents            128,963       214,904
        Cash and Cash Equivalents at
          Beginning of Period                            157,394        73,560
                                                       ---------       -------
        Cash and Cash Equivalents at
          End of Period                                 $286,357      $288,464
                                                        ========      ========
        Interest Paid:                                  $  3,688      $  4,182
        Income Taxes Paid:                              $ 21,371      $ 13,321
                                                        ========      ========

See notes to the condensed consolidated financial statements.

 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTHS ENDED DECEMBER 27, 1997 AND DECEMBER 28, 1996

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended December 27, 1997 and the corresponding periods ended December 28, 1996 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of December 27, 1997 and December 28, 1996 are stated at the lower of FIFO cost or market, as valued by the gross profit method. Inventories as of June 27, 1997 were valued by the retail inventory method.

4. As of December 27, 1997, the Company had a deferred tax liability of $6.0 million and a current deferred tax asset of $9.3 million. As of December 28, 1996, the Company had a deferred tax liability of $7.5 million and a current deferred tax asset of $10.4 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $24.1 million and $15.1 million for the six and three month periods ended December 27, 1997, compared with $19.2 million and $12.4 million for the similar periods of fiscal 1997.

6. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7. On September 8, 1997, the Board of Directors of the Company declared the Company's first cash dividend in the amount of two cents ($.02) per share, payable annually. The cash dividend was paid on October 16, 1997 to stockholders of record on September 19, 1997 and amounted to $.8 million.

8. On September 8, 1997, the Board of Directors of the Company declared a six for five split of the Company's common stock effective October 16, 1997, to stockholders of record on October 1, 1997. This stock split was effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. The par value of the common stock remained at $1.00 per share. As a result, $8.3 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock. Common Stock and paid-in capital in excess of par value accounts as of December 27, 1997 were adjusted to give effect to the stock split.

9. The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six month and three month periods ended December 27, 1997 were $30.0 million and $18.7 million, respectively. For the six month and three month periods ended December 28, 1996, net advertising costs amounted to $27.0 million and $18.4 million, respectively.

10. a. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This new standard requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. This Statement is effective for financial reporting purposes, for both interim and year-end financial statements ending after December 15, 1997. The Company has adopted this Statement for its interim statement of operations for the six and three month periods ended December 27, 1997.

                       Six Months Ended December 27, 1997   Six Months Ended December 28, 1996
                                    (all amounts in thousands except share data)

                       Income        Shares     Per Share     Income        Shares    Per Share
                     (Numerator)  (Denominator)  Amount     (Numerator)  (Denominator)  Amount
Basic Earnings Per Share:
  Net Income          $60,166      47,452,084     $1.27     $55,175      48,660,200    $1.13

Effect of Dilutive Securities:

  Assumed Conversion of
   Stock Options                      105,872                                83,326
                      __________________________________    _________________________________

Dilutive Earnings Per Share:

  Net Income and Assumed
   Conversion         $60,166      47,557,956      $1.27    $55,175      48,743,526    $1.13
                      ==================================    ================================

                    Three Months Ended December 27, 1997   Three Months Ended December 28, 1996
                                    (all amounts in thousands except share data)

                      Income         Shares     Per Share    Income        Shares      Per Share
                    (Numerator)   (Denominator)   Amount   (Numerator)  (Denominator)    Amount
Basic Earnings Per Share:
  Net Income         $70,373       47,409,278      $1.48    $66,049      48,452,839    $1.36

Effect of Dilutive Securities:

  Assumed Conversion of
   Stock Options                      108,511                                74,603
                     ____________________________________    ________________________________

Dilutive Earnings Per Share:

  Net Income and Assumed
   Conversion        $70,373       47,517,789      $1.48    $66,049      48,527,442    $1.36
                     ===================================    ================================

     b. The Financial Accounting Standards Board has issued SFAS No. 130, Reporting Comprehensive Income, which will result in disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company is not required to adopt this standard until fiscal year 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

     c. The Financial Accounting Standards Board has issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company is not required to adopt this standard until fiscal 1999. At this time, the Company has not determined the impact this standard will have on the Company's financial statements.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended December 27, 1997 and December 28, 1996.

                                  Percentage of Net Sales
                                  -----------------------
                          Six Months Ended        Three Months Ended

                       December 27, December 28,  December 27, December 28,
                          1997         1996          1997         1996
                       -----------  ------------  -----------  ------------
Net sales              100.0%       100.0%        100.0%       100.0%

Costs and expenses:
Cost of sales           63.4         64.4          62.9         63.7

Selling & adminis-
  trative expenses      26.7         25.6          21.5         20.6

Depreciation &
  amortization           1.4          1.4           1.0          1.0

Interest expense          .3           .4            .2           .2
                       ------       ------        ------       ------

                        91.8         91.8          85.6         85.5
                       ------       ------        ------       ------

Other income              .8           .7            .6           .6
                       ------       ------        ------       ------

Income before income
taxes                    9.0          8.9          15.0         15.1

Provision for income
taxes                    3.6          3.6           6.0          6.2
                       ------       ------        ------       ------

Net income               5.4%         5.3%          9.0%         8.9%
                       ======       ======        ======       ======

Six and Three Months Ended December 27, 1997 and December 28, 1996
___________________________________________________________________

Net sales increased $66.3 million (6.3%) for the six month period ended December 27, 1997 compared with the similar period a year ago. Comparative store sales increased 1.5%. New Burlington Coat Factory Warehouse stores opened subsequent to December 28, 1996 contributed $53.2 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed $7.1 million to last year's sales. The Cohoes stores showed a comparative stores sales increase of 1.6%, while contributing $19.0 million to consolidated sales for the period. During the prior fiscal year one Cohoes Store was closed. This store contributed $3.6 million to last year's sales. Sales in the six month period for the Decelle stores were $22.5 million compared with $20.9 million in the similar period of a year ago. Comparative store sales for the Decelle stores fell 3.8% for the six months ended December 27, 1997 compared with the similar period of a year ago. Two new Decelle stores opened subsequent to December 28, 1996 contributed $2.4 million to this year's sales. The Company closed, prior to this fiscal year, its Fit For Men Store and one Luxury Linens store.
These stores contributed $.5 million and $.7 million, respectively, to last year's first six month sales. Sales from leased departments included in the six month net sales figure were $24.1 million, compared with $19.2 million for the similar period of a year ago.

For the three month period ended December 27, 1997, net sales increased 5.2% to $778.2 million compared with the similar period of a year ago. Comparative store sales increased .3%. New Burlington
Coat Factory Warehouse stores opened subsequent to December 28, 1996 contributed $43.7 million to the second quarter's net sales. Cohoes comparative store sales were flat for the second quarter of fiscal 1998 compared with the similar period of fiscal 1997. Sales for the Cohoes stores for the quarter were $10.1 million compared with $12.1 million in the comparable quarter of a year ago. The Cohoes store closed prior to this fiscal year, contributed $2.0 million to last year's sales in the second fiscal quarter. Sales for the Decelle chain were $12.6 million for the three months ended December 27, 1997 compared with $12.4 million in the similar period of fiscal 1997. Comparative store sales fell 4.7% during the second fiscal quarter in the Decelle stores. Leased department sales, included in net sales, were $15.1 million for the second fiscal quarter this year compared with $12.4 million in last year's similar period.

Other income (consisting primarily of rental income from leased departments, investment income and miscellaneous items) was $8.3 million for the six months ended December 27, 1997 and $7.6 million for the six months ended December 28, 1996. For the three months ended December 27, 1997, other income was $5.0 million compared with $4.5 million for the similar period of fiscal 1997. For both the six and three month comparative periods, slight increases in investment income and decreases in writeoffs of leasehold improvements of closed stores were partially offset by decreases in rental income.

Cost of sales increased by $31.2 million (4.6%) for the six month period ended December 27, 1997 compared with the similar period a year ago and by $18.1 million (3.8%) for the quarter ended December 27, 1997 compared with the similar period a year ago. Cost of sales as a percentage of net sales decreased from 64.4% to 63.4% for the six months and decreased from 63.7% to 62.9% for the quarter ended December 27, 1997 compared with similar periods a year ago. These decreases in cost of sales, as a percentage of sales for both the six months and three months ended December 27, 1997, are due primarily to decreases in markdowns taken during those periods.

Selling and administrative expenses increased by $29.0 million (10.9%) for the six month period ended December 27, 1997 compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses increased to 26.6% from 25.6% in the comparable six month period. For the three months ended December 27, 1997, selling and administrative expenses increased $14.7 million to $161.8 million (9.7%). As a percentage of sales, selling and administrative expenses were 21.4% compared with 20.6% for the similar period of a year ago. For both the six and three month periods ended December 27, 1997, compared with the similar periods of a year ago, the dollar increases in selling and administrative expenses are primarily due to an increase in payroll expenditures. Payroll costs increased due to annual pay increases granted subsequent to last year's second quarter, payroll expenditures for stores opened subsequent to last year's second quarter and to increased staffing levels at the stores.

Interest expense decreased $.5 million for the six months ended December 27, 1997 compared with the similar period of fiscal 1997. For the three month period ended December 27, 1997, interest expense was $1.8 million, a decrease of $.1 million compared with the three months ended December 28, 1996. The six and three month decreases in interest expense are the result of normal reductions in the Company's long term debt.

The provision for income taxes increased to $39.8 million for the six months ended December 27, 1997 from $38.1 million for the similar period of fiscal 1997. For the three months ended December 27, 1997 the provision for income taxes increased to $46.9 million from $45.5 million for the comparable period of a year ago. The effective tax rates were 39.8% and 40.0% for the six and three month periods ended December 27, 1997 compared with 40.8% for the comparable six and three month periods of fiscal 1997.

Net income increased $5.0 million to $60.2 million for the six months ended December 27, 1997 from $55.2 million for the comparative period of fiscal 1997. Income per share was $1.27 per share for the current year's six month period compared with $1.13 for the similar period of a year ago. Net income was $70.4 million for the three month period ended December 27, 1997 compared with $66.0 million for the three months ended December 28, 1996. Net income per share increased to $1.48 per share for the three months ended December 27, 1997 compared with $1.36 for the similar period of a year ago.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

Year 2000
---------

The Company is in the midst of a project to determine the impact of the Year 2000 issue on the Company's computer systems. The Company is currently assembling a list of, and analyzing, its internally developed software, purchased software, and external data feeds that utilize embedded date codes which may experience operational problems when the Year 2000 is reached. The Company currently plans to complete its analysis by the end of 1998 and will continue to make required modifications to the identified problems through the early part of 1999. The total cost of making the Company "Year 2000 Compliant" cannot be accurately determined at this time. In addition, the Company currently cannot accurately assess the effect of incomplete or untimely resolution of Year 2000 issues on its operations.

Liquidity and Capital Resources
-------------------------------

The Company opened five Burlington Coat Factory stores during the first quarter of fiscal 1998 and eight stores in the second fiscal quarter. The Company also opened one Decelle store in Wellesley, Massachusetts during this year's second quarter. The Company plans to open two stores during the remainder of fiscal 1998. The Company estimates spending approximately $11.7 million for store openings during this fiscal year, of which approximately $7.1 million have been expended as of December 27, 1997. In addition, the Company plans to spend approximately $16.5 million for the refurbishing and refixturing of existing stores, of which $8.8 million have been expended as of the end of this year's second fiscal quarter. During fiscal 1998, the Company purchased the land and building associated with two of its stores for approximately $5.3 million. Other capital expenditures, consisting primarily of computer system enhancements and distribution center improvements, are expected to be approximately $14.2 million during fiscal 1998 of which through the first six months of the current fiscal year, approximately $3.2 million have been made spent.

The Company repurchased 571,360 shares of its stock (after giving effect to the six for five stock split effected on October 16, 1997), costing approximately $7.4 million in the first half of the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of December 27, 1997, the Company has authorization to purchase an additional $8.6 million of its stock.

Working capital increased to $365.5 million at December 27, 1997 from $329.8 million at December 28, 1996.

Net cash provided by operating activities was $159.1 million for the six months ended December 27, 1997, a decrease of $85.9 million from $245.0 million in net cash provided by operating activities for the comparable period of fiscal 1997. This decline is due primarily to an increase in inventory. Inventory increased due to additional inventory purchases for the Company's new shoe departments and for new stores. Higher outerwear inventories throughout the Company were the result of weaker than expected sales in the second quarter in the outerwear division.

The Company's long-term borrowings at December 27, 1997 include $59.2 million of long term subordinated notes issued by the Company to institutional investors in June 1990 ("the Notes") and an industrial development bond of $9.3 million issued by the New Jersey Economic Development Authority. The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of three years and are subject to mandatory prepayment in installments of $8.0 million each without premium on

June 27 of each year from and after June 27, 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the first quarter of fiscal 1997, the Company repurchased an additional $5.4 million of the Notes which reduced the Company's mandatory prepayment to $7.4 million annually. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled, but may consider doing so in the future should conditions favorable to the Company present themselves.

The interest rate on the industrial development bond financing was originally fixed at 9.78% over the life of these serial and term bonds (the "Bonds"). The Company refinanced its industrial development bonds with the New Jersey Economic Development Authority on September 1, 1995. The original bonds were called at 103 and refinanced with credit enhanced bonds (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds having the same maturity as the original issue. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.7% and 8.3 years, respectively. During the current year's first fiscal quarter, the Company expended approximately $.4 million for the repayment of the Refunding Bonds.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and $100.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the first six months of fiscal 1998.

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

On or about September 23, 1994 three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January 17, 1995. The Company filed a motion to dismiss on May 17, 1995 and a hearing on the motion was held on July 20, 1995. On February 20, 1996, the District Court dismissed the plaintiff's amended complaint in its entirety. In March, 1996, the plaintiffs filed an appeal from the District Court's decision, and in December, 1996, the U.S. Court of
Appeals for the Third Circuit heard oral argument on the appeal.   In
June, 1997 the U.S. Court of Appeals for the Third Circuit affirmed the District Court's dismissal of the class action suit but held that plaintiffs should be granted leave to attempt to replead two of the six claims that were dismissed. The case has since been remanded to the District Court but, as of yet, the order permitting the plaintiffs to replead those two claims has not been signed by the District Court. (See Part II - Other Information, Item 1 - Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1    Legal Proceedings


          In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No.
94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint sought unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleged material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs alleged caused the Company's common stock to be artificially inflated during the proposed Class Period, which was defined in the Amended Complaint as the period from October 4, 1993 through September
23, 1994. On February 20, 1996, the District Court granted the Company's motion to dismiss the plaintiffs' Amended Complaint in its entirety. In March 1996, the plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit (the "Appeal"). On December 12, 1996, the Third Circuit entertained oral argument in connection with the Appeal. In June, 1997 the U.S. Court of Appeals for the Third
Circuit affirmed the District Court's dismissal of the putative class action suit but held that plaintiffs should be granted leave to attempt to replead two of the six claims that were dismissed. The case has since been remanded to the District Court but, as of yet, the order permitting the plaintiffs to replead those two claims has not been signed by the District Court. The
Company is unable at this time to assess the probable outcome of the two remaining claims or the materiality of the risk of loss in connection therewith.

Item 4    Submission of Matters to a Vote of Security Holders

The Company's annual meeting of stockholders was held on November 6, 1997. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; and 2) stockholders ratified the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company for the fiscal year ending May 30, 1998. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:
0
                                            Votes      Broker
1)   Election of Directors     Votes For    Withheld   Non-Votes
     ---------------------     ---------    --------   ---------
     Monroe G. Milstein        38,608,195   130,028    - 0 -
     Henrietta Milstein        38,292,328   445,895    - 0 -
     Andrew R. Milstein        38,616,691   121,532    - 0 -
     Irving Drillings          38,291,608   446,615    - 0 -
     Harvey Morgan             38,616,891   121,332    - 0 -
     Stephen E. Milstein       38,616,691   121,532    - 0 -
     Mark A. Nesci             38,616,891   121,332    - 0 -

2)   Ratify appointment of Deloitte & Touche LLP as independent
     Certified Public Accountants:

               Votes For          38,708,899
               Votes Against          15,501
               Votes Abstained        13,823
               Broker Non-Vote             0

Item 6    Exhibits and Reports on Form 8-K
                                                       Page No.
           a. Exhibits

              10.3  Burlington Coat Factory Warehouse        19
                    Corporation 401(k) Profit-Sharing
                    Plan (Instrument of Amendment)

              27.   Financial Data Schedule                  23

           b. The Company filed on November 12, 1997, a report on Form 8-K reporting a change in fiscal year

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


Date: February 10, 1998