Form 10-Q
period 1998-03-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1998-05-05
CIK 718916

FORM 10-Q

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 28, 1998
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at April 27, 1998
--------------------------         -----------------------------
Common stock, par value $1                   47,358,294

            BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

                            I N D E X


                                                                    Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - March 28, 1998              3
   (unaudited), June 27, 1997 and March 29, 1997 (unaudited)

  Condensed consolidated statements of operations - Nine and          4
   three months ended March 28, 1998 and March 29, 1997
   (unaudited)

  Condensed consolidated statements of cash flows - Nine              5
   months ended March 28, 1998 and March 29, 1997
   (unaudited)

   Notes to condensed consolidated financial statements          6 -  8

 Item 2.  Management's discussion and analysis of results        9 - 17
          of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                          18

 Item 6.  Exhibits and reports on Form 8-K                           19

SIGNATURES                                                           19

                      * * * * * * * * * * * *

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS


                      (All amounts in thousands)

                                   March 28,       June 28,      March 29,
                                    1998            1997          1997
                                 (Unaudited)       (Note A)     (Unaudited)
                                 -----------      ---------     -----------
ASSETS
Current Assets:
 Cash and Cash Equivalents         $176,059       $157,394        $231,170
 Accounts Receivable                 15,531         17,160          19,767
 Merchandise Inventories            509,436        366,233         401,528
 Deferred Tax Asset                   9,382          9,201          10,906

 Prepaid and Other Current Assets    16,416          7,150          11,856
                                   --------       --------        --------
     Total Current Assets           726,824        557,138         675,227

Property and Equipment Net of Accumulated
   Depreciation and Amortization    220,824        209,864         209,551
Other Assets                          7,085          8,075           8,457
                                   --------       --------        --------
Total Assets                       $954,733       $775,077        $893,235
                                   ========       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts Payable                  $250,180       $143,840        $225,369
 Income Taxes Payable                 8,558         10,657          22,123
 Other Current Liabilities           91,472         75,074          87,343
 Current Maturities of Long Term
    Debt                              7,873          7,831           7,826
                                   --------        --------       --------

     Total Current Liabilities      358,083         237,402        342,661

Long Term Debt                       61,822          62,274         69,698
Other Liabilities                    16,112           8,763          8,734
Deferred Tax Liability                6,408           6,423          7,636

Stockholders' Equity:
 Unearned Compensation                  (34)            (54)           (61)
 Common Stock                             -               -              -
 Preferred Stock                     49,579          49,511         49,475
 Capital in Excess of Par Value      18,115          17,745         17,516
 Retained Earnings                  465,928         406,123        408,635
 Less Treasury Stock at Cost        (21,280)        (13,110)       (11,059)
                                   --------        --------      ---------

     Total Stockholders' Equity     512,308         460,215        464,506
                                   --------        --------       --------
Total Liabilities and
 Stockholders' Equity              $954,733        $775,077       $893,235
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

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                            AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                               (unaudited)

            (All amounts in thousands except per share data)

                               Nine Months Ended           Three Months Ended
                             March 28,      March 29,      March 28,   March 29,
                               1998           1997           1998        1997
                           -----------    -----------     ----------   ---------
REVENUES:
Net Sales                  $ 1,510,610    $ 1,429,618    $  397,110   $  382,420
Other Income                    14,599         13,243         6,253        5,650
                           -----------    -----------     ---------   ----------
                             1,525,209      1,442,861       403,363      388,070
                           -----------    -----------     ---------   ----------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive
  of Depreciation and
  Amortization)                963,999        922,983       258,089      248,249
 Selling and Administrative
  Expenses                     431,215        391,255       134,631      123,704
 Depreciation and
  Amortization                  23,863         22,525         8,186        7,433
 Interest Expense                5,433          6,097         1,746        1,947
                            ----------     ----------     ---------  -----------
                             1,424,510      1,342,860       402,652      381,333
                            ----------     ----------     ---------  -----------

Income Before Provision
 for Income Taxes              100,699        100,001           711        6,737

Provision For Income Taxes      40,090         40,974           268        2,885
                            ----------     ----------   -----------  -----------

Net Income                 $    60,609    $    59,027   $       443  $     3,852
                           ===========    ===========   ===========  ===========

Earnings Per Share:
  Basic and Diluted Net
   Income Per Share        $      1.28    $       1.22   $      0.01  $      0.08
                           ===========    ============   ===========  ===========

Weighted Average Shares
  Outstanding               47,431,485     48,377,640     47,390,371   47,908,757
                           ===========    ===========    ===========  ===========

Dividends Per Share        $      0.02              -              -            -
                           ===========    ===========   ============  ===========


See notes to the condensed consolidated financial statements.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                            AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited)

                       (All amounts in thousands)

                                                            Nine Months Ended
                                                        March 28,     March 29,
                                                       ----------    ----------
OPERATING ACTIVITIES
  Net Income                                           $   60,609     $ 59,027
   Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
     Depreciation and Amortization                         23,863       22,525
     Provision for Losses on Accounts Receivable            6,322        4,751
     Provision for Deferred Income Taxes                     (196)        (887)
     Loss on Disposition of Fixed Assets                      468          905
     Rent Expense and Other                                   856        1,190
   Changes in Operating Assets and Liabilities:
      Accounts Receivable                                  (5,012)      (9,934)
      Merchandise Inventories                            (143,203)     (31,091)
      Prepaids and Other Current Assets                    (9,266)       7,946
      Accounts Payable                                    106,340      106,469
      Other Current Liabilities                            14,299       36,294
      Other Liabilities                                     6,972            -
                                                       ----------    ----------
        Net Cash Provided by Operating Activities          62,052      197,195
                                                       ----------    ----------


INVESTING ACTIVITIES
       Acquisition of Property and Equipment              (35,229)     (26,714)
       Proceeds From Sale of Fixed Assets                       -          381
       Receipts Against Long Term Notes Receivable            713          897
       Minority Interest                                       55         (111)
       Other                                                    -            2
                                                       ----------   ----------
         Net Cash Used by Investing Activities            (34,461)     (25,545)
                                                       ----------   ----------

FINANCING ACTIVITIES
      Principal Payments on Long Term Debt                   (410)      (5,774)
      Issuance of Common Stock Upon Exercise of
        Stock Options                                         458          468
      Payment of Dividends                                   (804)           -
      Purchase of Treasury Stock                           (8,170)      (8,734)
                                                       ----------   ----------
        Net Cash Used in Financing Activities              (8,926)     (14,040)
                                                       ----------   ----------
        Increase in Cash and Cash Equivalents              18,665      157,610
        Cash and Cash Equivalents at Beginning
         of Period                                        157,394       73,560
                                                       ----------   ----------

        Cash and Cash Equivalents at End of Period     $  176,059    $ 231,170
                                                       ==========    ==========

        Interest Paid:                                 $    3,976    $   4,500
        Income Taxes Paid:                             $   34,285    $  24,965
                                                        =========    =========


See notes to the condensed consolidated financial statements.

 BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 NINE AND THREE MONTHS ENDED MARCH 28, 1998 AND MARCH 29, 1997

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended March 28, 1998 and the corresponding periods ended March 29, 1997 are not necessarily indicative of results for the fiscal year.

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

3. Inventories as of March 28, 1998 and March 29, 1997 are stated at the lower of FIFO cost or market, as valued by the gross profit method. Inventories as of June 27, 1997 were valued by the retail inventory method.

4. As of March 28, 1998, the Company had a deferred tax liability of $6.4 million and a current deferred tax asset of $9.4 million. As of March 29, 1997, the Company had a deferred tax liability of $7.6 million and a current deferred tax asset of $10.9 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $32.1 million and $8.0 million for the nine and three month periods ended March 28, 1998, compared with $26.9 million and $7.7 million for the similar periods of fiscal 1997.

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

8. On September 8, 1997, the Board of Directors of the Company declared a six for five split of the Company's common stock effective October 16, 1997, to stockholders of record on October 1, 1997. This stock split was effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. The par value of the common stock remained at $1.00 per share. As a result, $8.3 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock. Common Stock and paid-in capital in excess of par value accounts as of March 28, 1998 were adjusted to give effect to the stock split.

9. The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine month and three month periods ended March 28, 1998 were $36.7 million and $6.8 million, respectively. For the nine month and three month periods ended March 29, 1997, net advertising costs amounted to $35.3 million and $8.3 million, respectively.

10. a. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. This new standard requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation. This Statement is effective for financial reporting purposes, for both interim and year-end financial statements ending after December 15, 1997.
The Company has adopted this Statement for its interim statement of operations for the nine and three month periods ended March 28, 1998.

                          Nine Months Ended March 28, 1998            Nine Months Ended March 29, 1997
                               (all amounts in thousands except share data)

                               Income         Shares     Per Share      Income        Shares       Per Share
                            (Numerator)   (Denominator)    Amount    (Numerator)   (Denominator)     Amount
                            --------------------------------------   ---------------------------------------
Basic Earnings Per Share:

  Net Income                  $60,609       47,431,485     $1.28       $59,027      48,377,640       $1.22

Effect of Dilutive Securities:

  Assumed Conversion of
   Stock Options                               100,196                                  91,009
                              -----------------------------------    ---------------------------------------

Dilutive Earnings Per Share:

  Net Income and Assumed
   Conversion                 $60,609       47,531,681     $1.28       $59,027      48,468,649      $1.22
                             ===================================      ======================================


                          Three Months Ended March 28, 1998           Three Months Ended March 29, 1997
                                       (all amounts in thousands except share data)

                              Income         Shares     Per Share        Income       Shares         Per Share
                            (Numerator)   (Denominator)   Amount      (Numerator)  (Denominator)       Amount
                          ---------------------------------------     ----------------------------------------

Basic Earnings Per Share:
  Net Income                  $   443       47,390,371     $0.01        $3,852      47,908,757          $0.08

Effect of Dilutive Securities:

  Assumed Conversion of
   Stock Options                                96,038                                  99,212

                               ---------------------------------        --------------------------------------
Dilutive Earnings Per Share:

  Net Income and Assumed
   Conversion                 $   443       47,486,409     $0.01      $ 3,852       48,007,969          $0.08
                              ==================================      =======================================


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

Item 2.  Management's Discussion and Analysis of Results of
Operations.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended March 28, 1998 and March 29, 1997.

                                 Percentage of Net Sales
                                 -----------------------

                            Nine Months Ended              Three Months Ended
                         March 28,     March 29,       March 28,      March 29,
                           1998          1997            1998           1997
                         ---------     ---------       ---------      ---------
Net sales                  100.0%        100.0%          100.0%         100.0%

Costs and expenses:
Cost of sales               63.8          64.6            65.0           64.9

Selling & adminis-
  trative expenses          28.5          27.4            33.9           32.4

Depreciation &
  amortization               1.6           1.5             2.1            1.9

Interest expense              .4            .4              .4             .5
                           -----         -----           -----          -----
                            94.3          93.9           101.4           99.7
                           -----         -----           -----          -----
Other income                 1.0            .9             1.6            1.5
                           -----         -----           -----          -----

Income before income
taxes                        6.7           7.0              .2            1.8

Provision for income
taxes                        2.7           2.9              .1             .8
                           -----         -----           -----          -----
Net income                   4.0%          4.1%             .1%           1.0%
                           =====         =====           =====          =====

Nine and Three Months Ended March 28, 1998 and March 29, 1997
-------------------------------------------------------------

Net sales increased $81.0 million (5.7%) for the nine month period ended March 28, 1998 compared with the similar period a year ago. Comparative stores sales for Burlington Coat Factory stores increased 1.4%. The Cohoes stores contributed $27.5 million to consolidated sales for the period. Cohoes comparative store sales increased 3.0% for the nine month period. Sales in the nine month period for the Decelle stores were $29.6 million. Comparative store sales for the Decelle chain were down 6.0%. Comparative store sales, in all chains, were negatively impacted by the unseasonably warm weather during the winter months this year and by a later Easter selling season this year, compared with last fiscal year. Sales from stores opened subsequent to March 29, 1997, including eleven Burlington Coat Factory stores and one Decelle store, amounted to $49.4 million for the nine months ended March 28, 1998. The Company closed six stores during fiscal 1998. These stores contributed $21.3 million to last year's nine month sales. Sales from leased departments, included in the nine month net sales figure, were $32.1 million, compared with $26.9 million for the similar period of a year ago.

For the three month period ended March 28, 1998, net sales increased 3.8% to $397.1 million compared with the similar period of a year ago. Comparative store sales for Burlington Coat Factory stores increased .9% during the period. Cohoes comparative store sales increased 2.4% while Decelle comparative store sales fell 12.2% during the current three month period compared with the similar period of a year ago. As in the nine month comparative period, comparative store sales were negatively impacted by an unusually warm winter this fiscal year and by the later Easter selling season, compared with last fiscal year. Sales for the Cohoes stores and Decelle stores were $8.5 million and $6.6 million, respectively, for the three months ended March 28, 1998. Sales from stores opened subsequent to March 29, 1997, were $16.5 million during fiscal 1998's third quarter. Sales from stores which were in operation a year ago, but which were closed prior to this year's third quarter, contributed $6.7 million to last year's third quarter sales. Leased department sales, included in net sales, were $8.0 million for the third quarter this year compared with $7.7 million in last year's similar period.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $14.6 million for the nine months ended March 28, 1998 and $13.2 million for the nine months ended March 29, 1997. For the nine month comparative period, investment income increases and decreased losses from write-off of leasehold improvements from closed stores, were offset by reductions in rental income, resulting from the conversion of lessee shoe departments to Company operated shoe departments. In addition, the Company had non-recurring miscellaneous income items of approximately $1.4 million during the third quarter of fiscal 1998 compared with $.7 million during fiscal 1997.

For the three months ended March 28, 1998, other income was $6.3 million compared with $5.7 million during the similar period of a year ago. The $.6 million increase is primarily the result of the miscellaneous non-recurring income items arising during this year's third quarter, offset by increases in losses from write-off of leasehold improvements from closed stores and by lower investment income.

Cost of sales increased in dollar terms by $41.0 million (4.4%) for the nine month period ended March 28, 1998 compared with the similar period a year ago and by $9.8 million (4.0%) for the quarter ended March 28, 1998 compared with the similar period a year ago. For the comparative nine month period, cost of sales, as a percentage of sales, decreased from 64.6% to 63.8%. This improvement was primarily the result of improved initial margins for the first nine months of fiscal 1998 compared with the similar period of a year ago. For the three months ended March 29, 1997, cost of sales, as a percentage of sales, increased from 64.9% to 65.0%. For the comparative third quarters, improvements in initial margins were offset by increases in markdowns as a percentage of sales and a decrease in sales in the higher margin outerwear departments.

Selling and administrative expenses increased by $40.0 million (10.2%) for the nine month period ended March 28, 1998 compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses increased to 28.5% from 27.4% in the comparative nine month period. For the three months ended March 28, 1998, selling and administrative expenses increased $10.9 million to $134.6 million (8.8%). As a percentage of sales, selling and administrative expenses were 33.9% compared with 32.4% for the similar period of a year ago. For both the nine and three month periods ended March 28, 1998, compared with the similar periods of a year ago, the dollar increases in selling and administrative expenses are primarily due to an increase in payrol expenditures. Payroll costs increased due to annual pay increases granted subsequent to last year's third quarter, payroll expenditures for stores opened subsequent to last year's third quarter and to increased staffing levels at the stores and the home office. Partially offsetting the payroll increases in the third quarter was a reduction in advertising expense. Advertising expense decreased $1.6 million in this year's third quarter compared with the similar period of a year ago due to the later Easter season in fiscal 1998.

Interest expense decreased $.7 million for the nine months ended March 28, 1998 compared with the similar period of fiscal 1997. For the three month period ended March 28, 1998, interest expense was $1.7 million, a decrease of $.2 million compared with the three months ended March 29, 1997. The nine and three month decreases in interest expense are the result of normal reductions in the Company's long term debt.

The provision for income taxes decreased to $40.1 million for the nine months ended March 28, 1998 from $41.0 million for the similar period of fiscal 1997. For the three months ended March 28, 1998 the provision for income taxes decreased to $.3 million from $2.9 million for the comparative period of a year ago. The effective tax rates were 39.8% and 37.7% for the nine and three month periods ended March 28, 1998 compared with 40.9% and 42.8% for the comparative nine and three month periods of fiscal 1997.

Net income increased $1.6 million to $60.6 million for the nine months ended March 28, 1998 from $59.0 million for the comparative period of fiscal 1997. Income per share was $1.28 per share for the current year's nine month period compared with $1.22 for the similar period of a year ago. Net income was $.4 million for the three month period ended March 28, 1998 compared with $3.9 million for the three months ended March 29, 1997. Net income per share decreased to $0.01 per share for the three months ended March 28, 1998 compared with $0.08 for the similar period of a year ago. The decrease in earnings during the third quarter was primarily attributable to slower sales in the outerwear departments during the beginning of the quarter, lower sales in March due to a later Easter selling season during fiscal 1998 of approximately two weeks, and to the increase of payroll related expenditures.

The Company's business is seasonal, with its highest sales occurring in the months of October, November, and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of October, November and December.

Year 2000
---------

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue.

The Company has commenced analysis of the Year 2000 issue with the mission to ensure that all Company critical computng systems will be Year 2000 compliant. The Company is currently focusing on the creation of a controlled development environment, including the establishment of standaridized strategies for identification, recording, tracking, remediation, testing, and implementation of all components of the Company computing systems infrastructure. An inventory of all Company technology relative to Year 2000 is scheduled to be completed by the end of May 1998. As non-compliant Year 2000 issues are discovered, they are inventoried and scheduled for correction and implementation.
This includes, but is not limited to, all internal software, third-party software, external data feeds, and hardware systems. Inventory data will be subsequently analyzed to calculate the resources required to complete this project, at which time the cost for Year 2000 compliance and implementation can be determined. The goal for completing Year 2000 compliance for all critical computing systems is early 1999.

All costs associated with the Year 2000 project to date have been expensed as incurred and have not reached a material amount. Presently, the Company believes that it has the necessary resources in-house to complete all the necessary Year 2000 changes. In the event that internal resources are insufficient to complete the project in a timely manner, out-sourcing the Year 2000 project, either in part or whole, to a Year 2000 Service Provider may be necessary.

The Company currently is unable to assess how the transition from 1999 to 2000 will affect its operations. The many computer systems and associated applications are of concern, as are the functions of the physical plant (including corporate and subsidiary headquarters, and associated retail stores) that depend upon embedded time-controlled electronic circuitry such as security and evironmental systems. Furthermore, there can be no assurance that the computing systems of other companies with which the Company conducts business will be converted on a timely basis or that a failure by said companies to address their Year 2000 compliance concern would not have an adverse material impact on the Company.

Liquidity and Capital Resources
-------------------------------

The Company opened three Burlington Coat Factory stores during the first quarter of fiscal 1998, seven stores in the second fiscal quarter and one store in the third fiscal quarter. The Company also opened one Decelle store in Wellesley, Massachusetts during this year's second quarter. The Company estimates spending approximately $8.5 million for store openings during this fiscal year, of which approximately $8.1 million have been expended as of March 28, 1998. In addition, for the fiscal year the Company has budgeted approximately $19.7 million for the refurbishing and refixturing of existing stores, of which $17.1 million have been expended as of the end of this year's third fiscal quarter. During fiscal 1998, the Company purchased the land and building associated with two of its stores for approximately $5.3 million. Other capital expenditures, consisting primarily of computer system enhancements and distribution center improvements, are expected to be approximately $6.0 million during fiscal 1998. Of this amount, through the first nine months of the current fiscal year, approximately $4.5 million have been spent.

The Company repurchased 622,360 shares of its stock (after giving effect to the six for five stock split effected on October 16,
1997), costing approximately $8.2 million in the nine months of the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of March 28, 1998, the Company has authorization to purchase an additional $7.8 million of its stock.

Working capital increased to $368.7 million at March 28, 1998 from $332.6 million at March 29, 1997.

On September 8, 1997, the Board of Directors of the Company declared the Company's first cash dividend in the amount of two cents ($.02) per share, payable annually. The cash dividend was paid on October 16, 1997 to stockholders of record on September 19, 1997 and amounted to $.8 million.

Net cash provided by operating activities was $62.1 million for the nine months ended March 28, 1998, a decrease of $135.1 million from $197.2 million in net cash provided by operating activities for the comparative period of fiscal 1997. This decline is due primarily to the following:

1) increases in outerwear inventories, resulting from lower than expected sales during the second and third quarters of fiscal

1998;

2) opportunistic purchases of additional basic coat inventory from coat manufacturers' excess inventory, resulting from the sluggish outerwear selling season;

3) inventory purchases for the Company's new shoe departments, which have been opened in approximately 100 stores during the current fiscal year; and

4) a later Easter selling season during fiscal 1998 compared with the similar period of a year ago.

The Company's long-term borrowings at March 28, 1998 include $59.2 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the "Notes") and an industrial development bond of $9.3 million issued by the New Jersey Economic Development Authority. The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of three years and are subject to mandatory prepayment in installments of $8.0 million each without premium on June 27 of each year. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the first quarter of fiscal 1997, the Company repurchased an additional $5.4 million of the Notes which reduced the Company's mandatory prepayment to $7.4 million annually. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled, but may consider doing so in the future should conditions favorable to the Company present themselves.

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

The Company has in place a committed line of credit agreement in the amount of $50.0 million and $100.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the first nine months of fiscal 1998. The Company had letter of credit commitments outstanding against these lines of credit of $22.3 million and $23.6 million as of the end of the third quarter of fiscal 1998 and fiscal 1997, respectively.

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

Item 6    Exhibits and Reports on Form 8-K
                                                       Page No.
          a. Exhibits

             27. Financial Data Schedule                  20

          b. The Company filed no reports on Form 8-K during the period ended March 28, 1998.

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

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

               /s/   Monroe G. Milstein
               ---------------------------------------
               Monroe G. Milstein
               President & Chief Executive Officer


               /s/   Robert L. LaPenta, Jr.
               ---------------------------------------
               Robert L. LaPenta, Jr.
               Corporate Controller & Chief Accounting
               Officer

Date:  May  5, 1998