Form 10-K
period 1998-05-30
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1998-08-27
CIK 718916

FORM 10-K

        UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

(Mark One)
[ ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                                or

[X]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from June 29, 1997 to May 30, 1998

Commission File No.: 1-8739

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
          ---------------------------------------------
      (Exact Name of Registrant as specified in its charter)

State or other jurisdiction:  Delaware

I.R.S. Employer incorporation or
organization Identification No.:  22-1970303

         1830 Route 130,  Burlington, New Jersey          08016
         ------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number,
including area code:          (609) 387-7800
                              --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:    Common Stock, $1.00 par value per share
                        ---------------------------------------
Name of each exchange
on which registered:  New York Stock Exchange, Inc.
                      -----------------------------
Securities Registered pursuant to Section 12(g) of the Act:

Title of Class:  None
                 ----

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


The aggregate market value of the Common Stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock on the New York Stock Exchange as of July 31, 1998, was $448,123,693.


As of July 31, 1998, the number of shares of Common Stock, $1.00 par value, outstanding was 47,350,427.


The documents incorporated by reference into this Form 10K:

Registrant's Proxy Statement to be filed pursuant to Regulation 14A


The Part of the Form 10-K into which the document is incorporated
Part III

                              PART I

Item 1.  Business
         --------

         Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate a chain of "off-price" apparel stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by department and specialty stores. In addition, Burlington Coat offers customers a complete line of men's, women's and children's wear as well as a linens, bath shop items, gifts and accessories department in 196 of its stores and a children's furniture department in 176 of its stores. The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. The sale of irregular or discontinued merchandise represents only a small portion of the Company's business. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

         The Company sells its merchandise to retail customers for cash and accepts checks and most major credit cards. The Company's
"Cohoes" division also offers its own credit card. In addition, the Company maintains a layaway plan and offers special orders on selected merchandise. It does not offer refunds, except on furs, defective merchandise and certain sales from specialty retail operations, but will exchange merchandise or give store merchandise exchange slips for merchandise returned within a prescribed period of time.

         The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.61% of total revenues.


The Stores
----------

         As of July 31, 1998, the Company operated 251 stores, all but 22 of which are located in leased facilities ranging in size
(including storage space) from approximately 16,000 to approximately 163,000 square feet, with an average area of approximately 69,000 square feet. Selling space accounts for over four-fifths of the total area in most stores.

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

         Some stores contain departments leased by unaffiliated parties for the sale of items such as shoes, jewelry and fragrances.
During the fiscal year ended May 30, 1998, the Company's rental income from all of its leased departments aggregated less than 1% of the Company's total revenues.


Central Distribution
--------------------

         Central distribution, warehousing, ticketing and marking services are extended to approximately fifty percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility services the Company's present stores. The Company is leasing approximately 85,000 square feet of warehouse space (and has signed a lease for a new facility of approximately 160,000 square feet to be completed in 1999 to replace this facility) nearby to its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture inventory.


Safe Harbor Statement
---------------------

         Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of 1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, the Company's ability to maintain selling margins, and the Company's anticipated ability to resolve Year 2000 computer problems, if any. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company's ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.


Growth and Expansion
--------------------

         Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to two hundred twenty-eight Burlington Coat stores, four Cohoes Fashions stores, eight Decelle stores, six stand-alone Luxury Linens stores, three Totally 4 Kids store, and two stand alone Baby Depot stores as of July 31, 1998.

         At July 31, 1998 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 1999, the Company plans to open approximately twenty additional Burlington Coat Factory stores.* The Company also has planned store expansions for approximately eleven stores.* In addition, the Company has plans to relocate approximately seven of its stores to new locations within the same trading market.* The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

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

*  Forward Looking Statement.  See Safe Harbor Statement on Page 5

         The Company operates its own jewelry department in fifteen stores as of July 31, 1998. The jewelry program consists of karat gold and precious and semi-precious stone jewelry, and in some stores may include brand-name watches.

         In fiscal 1997 the Company began to operate its own shoe department. At July 31, 1998 the Company operated this department in approximately 100 Burlington Coat Factory stores with plans to expand to approximately 200 stores by the end of fiscal 1999.* The shoe department offers a full line of mens and womens shoes in many brands and styles.

         The Company has begun offering merchandise for sale through its internet web site (http://www.coat.com). Currently, ladies coats, menswear, kids clothing and baby and infant products are available for purchase via this medium. If this experiment is successful, the Company plans to expand the merchandise mix offered through its web site; however, no assurance can be given that this venture will be successful.* To date, sales generated from its internet web site have been negligible.

         The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.


Seasonality
-----------

         The Company's business is seasonal, with its highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, approximately 57% of the Company's net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the fall and warm during the early spring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Operations
----------

         Each store has a manager and one or more assistant managers, as well as department managers. The Company also employs regional and district managers to supervise overall store operating and merchandising policies. Major merchandising decisions are made,

*  Forward Looking Statement.  See Safe Harbor Statement on Page 5.

overall policies are set, and accounting and general financial functions for the Company's stores are conducted, at corporate headquarters. In addition, the Company employs directors of administration, store operations, loss prevention, merchandise presentation, customer service, and human resources who are in charge of those functions on a Company-wide basis.

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

         At July 31, 1998, the Company had approximately 20,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores are covered by a collective bargaining agreement. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.


Competition
-----------

         General. The retail apparel business is highly competitive. Competitors include other individual, regional, and national "off-price" retailers offering similar merchandise at comparable prices as well as individual and chain stores, some of which are regional and national department and discount store chains. At various times throughout the year department store chains and specialty shops offer brand name merchandise at substantial markdowns, which can result in prices approximating those offered by the Company.
Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources.

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


Item 2.  Properties
         ----------

         The Company owns the land and building for twenty-two of its stores and is a 50% partner in a partnership which owns the building in which one store is located. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.

         The following table shows the years in which store leases existing at July 31, 1998 expire:

 Fiscal Years       Number of Leases         Expiring with
Ending May 30           Expiring            Renewal Options
-------------       ----------------        ---------------
1999-2000                  15                     14

2001-2002                   3                     31

2003-2004                   7                     33

2005-2006                   8                     26

2007-2008                  12                     23

Thereafter                 32                     39
                           --                    ---
          Total            77                    166
                           ==                    ===

         The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases approximately 85,000 square feet of space at a location nearby to the warehouse/distribution facility to store its juvenile furniture inventory. The Company leases approximately 20,000 square feet of office space in New York City with a right of occupancy that expires in January, 2001.


Item 3.  Legal Proceedings
         -----------------

         In late September 1994, three putative class action lawsuits,
P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and
Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption In re Burlington
Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint sought unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleged material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs alleged caused the Company's common stock to be artificially inflated during the proposed Class Period, which was defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. On March 3, 1995, the Company and the individual defendants served a motion to dismiss plaintiffs'
Amended Complaint. On February 20, 1996, the District Court granted the Company's motion and dismissed the plaintiffs' Amended Complaint in its entirety. In March, 1996, the plaintiffs filed an appeal from the District Court's decision in the United States
Court of Appeals for the Third Circuit (the "Appeal"). The Appeal was orally argued before a panel of three judges on December 12, 1996. On June 10, 1997 the panel rendered a unanimous decision affirming the District Court's dismissal of the action but ruled that the District Court should allow the plaintiffs to attempt to replead two of the six claims. After remand to the District Court, the plaintiffs filed a further amended complaint in an effort to cure the legal deficiencies of the two claims in question. Among other changes, the amended complaint dropped all claims against Andrew Milstein, Stephen Milstein and Mark Nesci. On July 1, 1998, the Company filed a further motion to dismiss on the grounds that the amended complaint failed to cure such deficiencies. The motion has been fully briefed by both sides and the parties await word from the District Court either scheduling oral argument or deciding the motion without oral argument.

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


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1998.


                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters
         -------------------------------------------------

         The Company's Common Stock is traded on the New York Stock Exchange, Inc. and its trading symbol is "BCF."

         The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 30, 1996 to May 30, 1998 and for the two months ended July 31, 1998.

     Period                       Low Price        High Price
     ------                       ---------        ----------
June 30, 1996 to
September 28, 1996                 8 5/16            9 1/4

September 29, 1996 to
December 28, 1996                  8 7/8            11 1/8

December 29, 1996 to
March 29, 1997                    10 3/16           14 7/8

March 30, 1997 to
June 28, 1997                     14 3/8            16 11/16

June 29, 1997 to
September 27, 1997                12 3/8            20

September 28, 1997 to
December 27, 1997                 14 5/16           19 15/16

December 28, 1997 to
March 28, 1998                    14 7/16           17 3/4


March 29, 1998 to
May 30, 1998                      16 5/16           20 1/2

May 31, 1998 to
July 31, 1998                     18 3/8            27 7/16

         At July 31, 1998 there were 355 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.


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


Item 6.  Selected Financial Data
         -----------------------

              The following tables set forth certain selected financial data:

                        Twelve         Twelve         Twelve        Twelve        Eleven
                      Months Ended   Months Ended  Months Ended  Months Ended  Months Ended
                        7/2/94         7/1/95        6/29/96       6/28/97       5/30/98
                      ------------   ------------  ------------  ------------  ------------
                                  (In thousands of dollars, except per share data)
Statement of Operations Data:
----------------------------
Revenues              $1,480,676     $1,597,028    $1,610,892    $1,776,823    $1,813,897
Net Income                45,383         14,866        29,013        56,515        63,639
Basic and Diluted Net
 Income per Share            .93(1)         .30(1)        .59(1)       1.17(1)       1.34

Balance Sheet Data:
------------------

Total Assets          $  725,439     $  735,269    $  704,731    $  775,077    $  909,807
Working Capital          278,590        245,468       288,107       319,736       368,459
Long-Term Debt            91,369         83,298        74,907        62,274        60,890
Stockholders' Equity     369,857        385,019       413,745       460,215       516,069

__________________

(1) Adjusted to give retroactive effect to six for five stock split effected in October, 1997.

       The Company changed its fiscal year from a 52-53 week fiscal year ending on the Saturday closest to June 30 to a fiscal year ending on the Saturday closest to May 31. The following tables are set forth below for comparative purposes.

                                             Eleven Months Ended
                                   May 30, 1998        May 24, 1997
                                    (48 weeks)          (47 weeks)
                                                        (unaudited)
                               --------------------------------------------
                             (in thousands of dollars, except per share data)
Statement of Operations Data:
----------------------------
Net Sales                               $1,795,623          $1,645,679
Other Income                                18,274              16,540
Cost of Sales                            1,142,956           1,055,915
Selling and Administrative Expenses        528,725             470,899
Depreciation and Amortization               29,634              27,890
Interest Expense                             6,829               7,325
                                         ---------          ----------
Income Before Provision for Income Taxes   105,753             100,190
Provision for Income Taxes                  42,114              41,051
                                         ---------          ----------
Net Income                                  63,639              59,139
                                         =========          ==========

Balance Sheet Data:
------------------

Total Assets                            $  909,807          $  847,827
Working Capital                            368,459             333,362
Long Term Debt                              60,890              69,682
Stockholders' Equity                       516,069             464,691



Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -------------------------------------------------

         The Company changed its fiscal year from a 52-53 week fiscal year ending on the Saturday closest to June 30 to a fiscal year ending on the Saturday closest to May 31. The following discussion compares the eleven months (48 weeks) ended May 30, 1998 with the eleven months (47 weeks) ended May 24, 1997 (unaudited).


Results of Operations
---------------------


                      Eleven Months Ended
                      -------------------
                 May 30, 1998 and May 24, 1997
                 -----------------------------

              The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the eleven months ended May 30, 1998 and May 24, 1997
(unaudited).

                         Percentage of Net Sales
                         -----------------------
                           Eleven Months Ended
                           -------------------

                                  May 30, 1998   May 24, 1997
                                  ------------   ------------
Net Sales                             100.0%        100.0%

Costs and expenses:

Cost of sales                          63.7          64.2

Selling and administrative expenses    29.4          28.6

Depreciation and amortization           1.6           1.7

Interest expense                        0.4           0.4
                                       ----          ----
                                       95.1          94.9
                                       ----          ----
Other income                            1.0           1.0
                                       ----          ----
Income before income taxes              5.9           6.1

Provision for income taxes              2.4           2.5
                                       ----          ----
Net income                              3.5%          3.6%
                                       =====         =====


Performance for the Eleven Months (48 weeks) Ended May 30, 1998
---------------------------------------------------------------
Compared With the Eleven Months (47 weeks) Ended May 24, 1997
---------------------------------------------------------------
(unaudited)
---------------------------------------------------------------

         Consolidated net sales increased $149.9 million (9.1%) for the eleven months ended May 30, 1998 compared with the eleven months ended May 24, 1997. Comparative stores sales for the Company's Burlington Coat Factory stores increased 3.7% for the eleven months ended May 30, 1998 compared with the similar period of a year ago.
This increase was realized despite a 5.3% decrease in coat sales, the result of unseasonably mild temperatures during fiscal 1998.
Eleven new Burlington Coat Factory stores opened during fiscal 1998 contributed $60.6 million to this year's sales. The eleven month period ended May 30, 1998 consisted of 48 weeks versus 47 weeks for the comparative period ended May 24, 1997. Net sales for the forty-eighth week in fiscal 1998 amounted to $25.7 million. Stores which were in operation a year ago, but which were closed prior to this year, contributed $12.0 million to last year's sales.

         The Cohoes stores contributed $34.8 million to consolidated sales for the eleven months ended May 30, 1998 compared with $39.0 million for the eleven months ended May 24, 1997. Cohoes comparative store sales increased 4.4% for the eleven month period. Net sales for the forty-eighth week in fiscal 1998 amounted to $.6 million. One Cohoes store closed during fiscal 1997 contributed $5.9 million to last year's sales.

         Sales in fiscal 1998 for the Decelle stores were $36.7 million compared with $33.9 million for eleven months ended May 24, 1997. Comparative store sales decreased 3.1% for the eleven months ended
May 30, 1998 compared with the similar eleven month period of a year ago. One new Decelle store was opened during fiscal 1998 and contributed $2.2 million to this year's sales. Net sales for the forty-eighth week in fiscal 1998 amounted to $.7 million.

         Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $18.3 million for the eleven months ended May 30, 1998 compared with $16.5 million for the eleven months ended May 24, 1997. Increases of $.4 million in interest income and miscellaneous non-recurring income items of $2.5 million offset decreases in rent income of $1.6 million, resulting from the conversion of lessee shoe departments to Company operated shoe departments.

         Cost of sales increased $87.0 million (8.2%) for the eleven months ended May 30, 1998 compared with the eleven months ended May 24, 1997. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales, as a percentage of net sales, decreased from 64.2% in the eleven months ended May 24, 1997 to 63.7% in fiscal 1998. This decrease is due mainly to higher initial markons maintained throughout fiscal 1998 compared with the prior year. In addition, shrinkage as a percentage of sales, decreased slightly in fiscal 1998 compared with the eleven months ended May 24, 1997. Cost of sales for the forty-eighth week of fiscal 1998 amounted to approximately $17.1 million.

         Selling and administrative expenses increased $57.8 million (12.3%) from the 1997 period to the 1998 period. This increase in expense was due mainly to an increase in payroll and payroll related expenses. Comparative store payroll costs increased 9.0% in the 1998 period compared to the 1997 period. Annual pay increases, increased staffing levels at the stores due to the rollout of the new shoe department and baby depot department and an increase in the number of department managers at the store level, contributed to this change. In addition, the Company incurred increased staffing levels at both the home office and the distribution center during the fiscal 1998 period. Selling and administrative expenses approximated $10.8 million during the forty-eighth week of fiscal 1998. As a percentage of net sales, selling and administrative expenses were 29.4% in the 1998 fiscal period compared with 28.6% for the prior comparable fiscal period.

         Depreciation and amortization expense amounted to $29.6 million in fiscal 1998 compared with $27.9 million in the eleven months ended May 24, 1997. This increase of $1.7 million in the fiscal 1998 period compared with the fiscal 1997 period is attributable to new stores opened during the year as well as remodeling and refixturing of existing stores.

         Interest expense decreased $0.5 million for the eleven months ended May 30, 1998 compared with the similar period of a year ago.
The decrease in interest expense is the result of decreases in borrowing levels associated with the Company's long term subordinated notes and the industrial development bonds.

         The provision for income taxes increased to $42.1 million for the fiscal period ended May 30, 1998 from $41.1 million for the similar fiscal period ended May 24, 1997. The effective tax rate was 39.8% for the 1998 period compared with 40.9% for the fiscal
1997 period. This rate decrease is due primarily to a decrease in the effective state tax rate and an increase in federal jobs tax credits available to the Company.

         Net income increased $4.5 million to $63.6 million for the 1998 period from $59.1 million for the comparative 1997 period.
The Company realized a net loss of approximately $.5 million for the forty-eighth week of fiscal 1998. Income per share was $1.34 per share for fiscal 1998 compared with $1.22 for the comparable 1997 period.


Results of Operations
---------------------

                        Fiscal Years Ended
                        ------------------
                 June 28, 1997 and June 29, 1996
                 -------------------------------

              The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the fiscal years ended June 28, 1997 and June 29, 1996.

                       Percentage of Net Sales
                       -----------------------
                         Fiscal Year Ended
                         -----------------

                                    June 28, 1997  June 29, 1996
                                    -------------  -------------
Net Sales                              100.0%         100.0%

Costs and expenses:

Cost of sales                           64.1           65.4

Selling and administrative expenses     29.3           30.1

Depreciation and amortization            1.8            1.9

Interest expense                         0.4            0.7
                                        ----           ----
                                        95.6           98.1
                                        ----           ----
Other income                             1.0            1.2
                                        ----           ----
Income before income taxes               5.4            3.1

Provision for income taxes               2.2            1.3
                                        ----           ----
Net income                               3.2%           1.8%
                                        =====          =====

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

         Cost of sales increased $86.6 million (8.3%) for fiscal 1997 compared with fiscal 1996. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales, as a percentage of net sales, decreased from 65.4% in fiscal 1996 to 64.1% in fiscal 1997. This decrease is due mainly to higher initial markons maintained throughout fiscal 1997 compared with the prior year. In addition, markdowns, as a percentage of sales, were down slightly in fiscal 1997 compared with fiscal 1996 due to lower comparative inventory levels.

         Selling and administrative expenses increased $35.1 million (7.3%) from fiscal 1996 to fiscal 1997. This increase in expense was due mainly to an increase in payroll and payroll related expenses. Comparative store payroll costs increased 5.0% in fiscal 1997 compared with fiscal 1996. Annual pay increases and increased staffing levels at the stores contributed to this change. In addition, the Company incurred increased staffing levels at both the home office and the distribution center during fiscal 1997. As a percentage of net sales, selling and administrative expenses were 29.3% in the 1997 fiscal year compared with 30.1% for the prior fiscal year, a decrease of .8%. This improvement is primarily the result of the increase in comparative store sales realized by the Company in fiscal 1997.

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

         Net income increased $27.5 million to $56.5 million for fiscal 1997 from $29.0 million for fiscal 1996. Income per share was $1.17 per share for fiscal 1997 compared with $.59 for fiscal 1996.

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


Liquidity and Capital Resources
-------------------------------

         During the eleven months ended May 30, 1998, the Company opened twelve stores, including eleven Burlington Coat Factory Warehouse stores and one Decelle store. The Company closed eight stores during the fiscal period ended May 30, 1998. Of the eight stores which were closed, four were moved to a new location within the same trading area. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 1998 were approximately $8.9 million. In addition, the Company expended approximately $22.0 million for capital improvements and refurbishing of existing stores. During fiscal 1998, the Company purchased the land and building associated with two new stores for $5.3 million. Other capital expenditures, consisting primarily of computer system enhancements and distribution center improvements amount to $6.7 million for fiscal 1998. For fiscal 1999, the Company estimates that it will spend approximately $50.0 million for capital expenditures (i.e., fixtures, equipment and leasehold improvements) in connection with the opening of approximately twenty new stores, remodeling and expansion of existing stores, expansion of the Company's warehouse facilities, and computer enhancement projects.*

         The Company repurchased 622,360 shares of its stock, costing approximately $8.1 million in the current fiscal period. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of May 30, 1998 the Company had authority to purchase an additional $7.9 million of its stock.

         Working capital increased to $368.5 million at May 30, 1998 from $319.7 million at June 28, 1997. At June 29, 1996, working capital was $288.1 million.

         Total funds provided from operations for the fiscal years ended June 29, 1996 and June 28, 1997 and the eleven months ended May 30, 1998 were $66.9 million, $97.1 million, and $98.2 million, respectively. Total funds from operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

*  Forward Looking Statement.  See Safe Harbor Statement on Page 5.

         Net cash provided by operating activities of $47.4 million for the fiscal period ended May 30, 1998, decreased from $141.6 million in net cash provided from operating activities for fiscal 1997.
This decrease in net cash from operations was due primarily to the following:

         1) increases in outerwear inventories, resulting from lower than expected sales during the fiscal 1998 period;

         2) opportunistic purchases of additional basic coat inventory from coat manufacturers' excess inventory, resulting from the sluggish outerwear selling season;

         3) inventory purchases for the Company's new shoe departments, which have been opened in approximately 80 stores during the current fiscal period;

         4) inventory purchased to stock new stores and store expansions.

         The Company's long-term borrowings at May 30, 1998 include $59.2 million of long term subordinated notes issued by the Company to institutional investors in June, 1990 ("the Notes") and an industrial development refunding bond of $9.3 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds").

         The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have a remaining average maturity of 4.0 years and are subject to mandatory payment in installments of $8.0 million each without premium on June 27 of each year beginning in 1996. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. In July 1996, the Company repurchased an additional $5.4 million of the Notes, which reduced the Company's mandatory prepayment to $7.4 million annually. The Company has no current plans to repurchase or repay any additional amounts earlier than scheduled due to prohibitive prepayment penalties but may consider doing so in the future should conditions favorable to the Company present themselves.*

         The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and

*  Forward Looking Statement.  See Safe Harbor Statement on Page 5.

6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.6% and 8 years, respectively. During the eleven month ended May 30, 1998, the Company expended approximately $.4 million for the repayment of the Refunding Bonds.

         The Company has in place a committed line of credit agreement in the amount of $50.0 million and $100.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the fiscal 1998 and fiscal 1997 periods.

         The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit.*
Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.*

         On or about September 23, 1994 three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January 17, 1995. The Company filed a motion to dismiss on May 17, 1995 and a hearing on the motion was held on July 20, 1995. On February 20, 1996, the District Court dismissed the plaintiff's amended complaint in its entirety. In March, 1996, plaintiffs filed an appeal from the District Court's decision. In June, 1997 the U.S. Court of Appeals for the Third Circuit affirmed the District
Court's dismissal of the class action suits but held that plaintiffs should be granted leave to attempt to replead two of the six claims that were dismissed. After remand to the District
Court, the plaintiffs filed a further amended complaint in an effort to cure the legal deficiencies of the two claims in question. Among other changes, the amended complaint dropped all claims against Andrew Milstein, Stephen Milstein and Mark Nesci.
On July 1, 1998, the Company filed a further motion to dismiss on the grounds that the amended complaint failed to cure such deficiencies. The motion has been fully briefed by both sides and the parties await word from the District Court either scheduling oral argument or deciding the motion without oral argument. (See
Part I - Item 3 Legal Proceedings.) The Company is unable to determine the probability of any potential loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter.*

*  Forward Looking Statement.  See Safe Harbor Statement on Page 5.

Year 2000 *
---------

         The inability of computers, software, or any equipment utilizing microprocessors to properly recognize and process data information at the turn of the century is commonly referred to as the Year 2000 (Y2K) compliance issue.

         The Company continues its assessment of how Year 2000 will impact operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K products and services which are critical to the business computing systems infrastructure. Inventory of all in-house software has been completed and is currently being reviewed for compliance. An inventory of third-party and purchased software is being conducted in order to determine the impact of external data feeds into the corporate information process. The Company is in the process of attempting to identify critical third party vendors whose inability to reach Y2K compliance may impact business connectivity and viability. Hardware systems have been examined and appropriate paths charted to ensure complete Y2K compatibility. The goal for completing Year 2000 compliance for all critical computing system environments is early to mid calendar year 1999.

         All costs associated with the Year 2000 project to date have been expensed as incurred. The Company's total estimated cost of the Year 2000 compliance program is approximately $2 million to $3 million, of which approximately $.2 million was incurred as of May 30, 1998. The remaining expenses are expected to be incurred primarily in Fiscal 1999. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Based upon current benchmarks, the Company believes that it has the necessary resources in-house to complete all required Year 2000 remediation. In the event that internal resources are insufficient to complete the project in a timely manner, out-sourcing the Y2K project, either in part or whole, to a Year 2000 Service Provider may be necessary.

         Until all inventory and analysis phases are completed the Company will not know with absolute certainty how the transition from 1999 to 2000 will affect its operations. Moreover, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that a failure by said companies to address their Year 2000 compliance problems would not have a material adverse impact on the Company.

         To date, the Company has not established a formal contingency plan for dealing with a failure by either the Company or its third party vendors to achieve Year 2000 Compliance.

*  Forward Looking Statement.  See Safe Harbor Statement on Page 5.

Inflation
---------

         Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased, and therefore, inflation has not had a significant effect on operations.*


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
         See Index to Financial Statements and following pages.


Item 9.  Changes in and Disagreements with Accountants
         ---------------------------------------------
         on Accounting and Financial Disclosure
         ---------------------------------------------
                               None


                            PART III

Item 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------


Item 11. Executive Compensation
         ----------------------


Item 12. Security Ownership of Certain Beneficial Owners
         -----------------------------------------------
         and Management
         ----------------------------------------------

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------
         In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after May 30, 1998.


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         --------------------------------------------
         Reports on Form 8-K
         --------------------------------------------

         (a) The following documents are filed as part of this Report.

*  Forward Looking Statement.  See Safe Harbor Statement on Page 5.

                                                            Page No.
                                                            --------
     1.    Financial Statements

           Index to Consolidated Financial Statements          29

           Independent Auditors' Report                        30

           Consolidated Balance Sheets                         31
             May 30, 1998 and June 28, 1997

           Consolidated Statements of Operations               32
             for the Eleven Months Ended
             May 30, 1998 and the Twelve Months
             Ended June 28, 1997 and June 29, 1996

           Consolidated Statements of Stockholders'            33
             Equity for the Twelve Months Ended
             June 29, 1996 and June 27, 1997 and for
             the Eleven Months Ended May 30, 1998

           Consolidated Statements of Cash                     34
             Flows for the Eleven Months Ended
             May 30, 1998, and the Twelve Months
             ended June 28, 1997 and June 29, 1996

           Notes to Consolidated Financial  Statements         36

     2.    Financial Statement Schedules

           Schedule II - Valuation and Qualifying Accounts     54

           Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

     3.    Exhibits

     3.1   Articles of Incorporation, as amended               60

     3.2   By-laws                                             85

   *10.1   1993 Stock Incentive Plan                          113

   *10.2   1998 Stock Incentive Plan                          143

                                                            Page No.
                                                            --------

    10.3   Revolving Credit Agreement dated August 30,         1/
             1985 between the Company and BancOhio
             National Bank, as amended through
             Amendment No. 6.

    10.4   Amendment No. 7 to Revolving Credit Agreement      170
             dated June 1, 1998 between the Company and National City Bank.

    10.5   Burlington Coat Factory Warehouse Corporation       2/
             401(k) Profit-Sharing Plan (as amended and restated effective June 29, 1997.)

    10.6   Instrument of Amendment to Burlington Coat         173
             Factory Warehouse Corporation 401(k)
             Profit-Sharing Plan effective January 1, 1999

    10.7   Loan Agreement dated as of August 1, 1995 by        3/
             and between New Jersey Economic Development
             Authority and Burlington Coat Factory Ware-house of New Jersey, Inc.

    10.8   Assignment of Leases dated as of August 1,          3/
             1995 from Burlington Coat Factory Warehouse of New Jersey, Inc. to First Fidelity
             Bank, National Association

    10.9   Mortgage and Security Agreement dated as of         3/
             August 1, 1995 between Burlington Coat
             Factory Warehouse of New Jersey, Inc. and
             First Fidelity Bank, National Association

    10.10  Indenture of Trust dated as of August 1, 1995       3/
             by and between New Jersey Economic Development
             Authority and Shawmut Bank Connecticut,
             National Association
____________________

(1) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June
    29, 1996, File No. 1-8739.

(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June
    28, 1997, File No. 1-8739.

(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July
    1, 1995. File No. 1-8739.

                                                            Page No.
                                                            --------
    10.11  Guaranty and Suretyship dated as of August 1,       3/
             1995 from the Company to First Fidelity Bank,
             National Association

    10.12  Letter of Credit Reimbursement Agreement dated      3/
             as of August 1, 1995 between Burlington Coat
             Factory Warehouse of New Jersey, Inc. and
             First Fidelity Bank, National Association

    10.13  Environmental Indemnity Agreement dated as of       3/
             August 1, 1995 between Burlington Coat Factory
             Warehouse of New Jersey, Inc. and First
             Fidelity Bank, National Association

    10.14  Note Agreement dated June 27, 1990                  3/

    21     Subsidiaries of Registrant                         176

    23     Consent of Deloitte & Touche LLP, independent      178
             certified public accountants, to the use of their report on the financial statements of the Company for the eleven months in the period ended May 30, 1998 in the Registration
             Statements of the Company on Form S-8,
             Registration No. 2-96332, No. 33-21569,
             No. 33-51965 and No. 333-41077

    27     Financial Data Schedule                            180

*Executive Compensation Plan



           EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
           ---------------------------------------------

       Description                     Location
       -----------                     --------

1)  1993 Stock Incentive Plan      Filed as Exhibit 10.1

2)  1998 Stock Incentive Plan      Filed as Exhibit 10.2

          (b)  Reports on Form 8-K

           During the period ended May 30, 1998 the Company did not file any report on Form 8-K.

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

By:       /s/Monroe G. Milstein
       Monroe G. Milstein, President

Dated: August 25, 1998

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                      Title                    Date
         ----                      -----                    ----

 /s/Monroe G. Milstein       Chief Executive Officer    August 25, 1998
Monroe G. Milstein           and President (Principal
                             Executive Officer);
                             Director

 /s/Robert L.LaPenta, Jr.    Controller (Principal      August 25, 1998
Robert L. LaPenta, Jr.       Financial and
                             Accounting Officer)

 /s/Bernard Brodsky          Treasurer                  August 25, 1998
Bernard Brodsky

 /s/Henrietta Milstein       Director                   August 25, 1998
Henrietta Milstein

 /s/Harvey Morgan            Director                   August 25, 1998
Harvey Morgan

 /s/Andrew R. Milstein       Director                   August 25, 1998
Andrew R. Milstein

 /s/Stephen E. Milstein      Director                   August 25, 1998
Stephen E. Milstein

 /s/Mark A. Nesci            Director                   August 25, 1998
Mark A. Nesci

 /s/Irving Drillings         Director                   August 25, 1998
Irving Drillings

                 [THIS PAGE INTENTIONALLY LEFT BLANK]

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
         ---------------------------------------------

                        AND SUBSIDIARIES
                        ----------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------

                                                             Page No.
                                                             --------

Independent auditors' report                                    30

Consolidated balance sheets                                     31
  May 30, 1998 and June 28, 1997

Consolidated statements of operations for the                   32
  eleven months ended May 30, 1998, and the twelve months ended June 28, 1997 and June 29, 1996

Consolidated statements of stockholders' equity                 33
  for the twelve months ended June 29, 1996, June 28, 1997 and for the eleven months ended
  May 30, 1998

Consolidated statements of cash flows for the                   34
  eleven months ended May 30, 1998, and the twelve months ended June 28, 1997 and June 29, 1996

Notes to consolidated financial statements                      36

Financial Statement Schedules

  Schedule II -- Valuation and Qualifying Accounts              54

  Schedules I, III, IV and V are omitted because they are not applicable or not required because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

       We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and its subsidiaries as of May 30, 1998 and June 28, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the eleven months in the period ended May 30, 1998 and for each of the two years in the period ended June 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries at May 30, 1998 and June 28, 1997, and the results of their operations and their cash flows for the eleven months in the period ended May 30, 1998 and for each of the two years in the period ended June 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
July 28, 1998

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

           (All amounts in thousands except share data)

                                                       May 30,       June 28,
                                                        1998           1997
                                                      --------      ---------
Current Assets:
  Cash and Cash Equivalents                           $153,964      $157,394
  Accounts Receivable (Net of Allowance for Doubtful
    Accounts of 1998-$1,103 and 1997-$953)              17,578        17,160
  Merchandise Inventories                              474,817       366,233
  Deferred Tax Asset                                    11,207         9,201
  Prepaid and Other Current Assets                      22,993         7,150
                                                       -------       -------

     Total Current Assets                              680,559       557,138

Property and Equipment Net of Accumulated
  Depreciation and Amortization                        222,813       209,864
Other Assets                                             6,435         8,075
                                                       -------       -------

Total Assets                                          $909,807      $775,077
                                                      ========      ========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable                                    $198,597      $143,840
  Income Taxes Payable                                  10,372        10,657
  Accrued Insurance Costs                               17,532        16,500
  Other Current Liabilities                             76,807        58,574
  Current Maturities of Long-Term Debt                   8,792         7,831
                                                      --------      --------
     Total Current Liabilities                         312,100       237,402

Long-Term Debt                                          60,890        62,274
Other Liabilities                                       16,977         8,763
Deferred Tax Liability                                   3,771         6,423

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, Par Value $1; Authorized
    5,000,000 shares; none issued and outstanding            -             -
  Common Stock, Par Value $1; Authorized
    100,000,000 shares; 49,593,616 shares issued
    at May 30, 1998; 41,258,621 shares issued
    at June 28, 1997                                     49,594       41,259
  Capital in Excess of Par Value                         18,710       25,997
  Retained Earnings                                     468,958      406,123
  Unearned Compensation                                     (29)         (54)
  Treasury Stock at Cost; 1998-2,214,624 shares;
    1997-1,592,264 shares                               (21,164)     (13,110)
                                                       ---------    ---------

    Total Stockholders' Equity                          516,069       460,215
                                                       --------     ---------
Total Liabilities and Stockholders' Equity             $909,807      $775,077
                                                       ========      ========


See notes to consolidated financial statements

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


          (All amounts in thousands except share data)

                                      Eleven Months      Twelve Months
                                          Ended              Ended
                                      -------------------------------------
                                         May 30,      June 28,    June 29,
                                          1998          1997        1996
                                       ----------   ----------   ----------
REVENUES:
Net Sales                              $1,795,623   $1,758,368   $1,591,964
Other Income                               18,274       18,455       18,928
                                       ----------   ----------   ----------

                                        1,813,897    1,776,823    1,610,892
                                       ----------   ----------   ----------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
  Depreciation and Amortization)        1,142,956    1,126,975    1,040,388
 Selling and Administrative Expenses      528,725      514,959      479,852
 Depreciation and Amortization             29,634       31,047       29,913
 Interest Expense                           6,829        8,080       11,735
                                       ----------   ----------   ----------

                                        1,708,144    1,681,061    1,561,888
                                       ----------   ----------   ----------
Income Before Provision for
 Income Taxes                             105,753       95,762       49,004

Provision for Income Taxes                 42,114       39,247       19,991
                                       ----------   ----------   ----------

Net Income                             $   63,639   $   56,515   $   29,013
                                       ==========   ==========   ==========

Basic and Diluted Net Income Per Share $     1.34   $     1.17   $     0.59
                                       ==========   ==========   ==========

Weighted Average Shares Outstanding    47,420,726   48,253,996   48,876,619
                                       ==========   ==========   ==========

Dividends Per Share                    $      .02           --           --
                                       ==========   ==========   ==========


See notes to consolidated financial statements

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
         TWELVE MONTHS ENDED JUNE 29, 1996, JUNE 28, 1997
              and ELEVEN MONTHS ENDED MAY 30, 1998

                    (All amounts in thousands)

                                          Capital in
                                 Common   Excess of  Retained  Treasury  Unearned     Valuation
                                 Stock    Par Value  Earnings   Stock    Compensation  Allowance   Total
----------------------------------------------------------------------------------------------------------
Balance at July 1, 1995          $41,139   $25,143   $320,595  ($ 1,850)     -          ($8)      $385,019
Net Income                                             29,013                                       29,013
Stock Options Exercised               16       116                                                     132
Tax Benefit From Exercise of
  Stock Options                                 26                                                      26
Net Unrealized Gain on Noncurrent
  Marketable Securities                                                                   8              8
Unearned Compensation                 10        99                         (87)                         22
Treasury Stock Transactions                                       (475)                               (475)
                                 -------    ------   --------   -------   -----         -----     ---------

Balance at June 29, 1996          41,165    25,384    349,608   (2,325)    (87)           -        413,745
Net Income                                             56,515                                       56,515
Stock Options Exercised               94       551                                                     645
Tax Benefit From Exercise of
  Stock Options                                 62                                                      62
Unearned Compensation                                                       33            -             33
Treasury Stock Transactions                                    (10,785)                            (10,785)
                                 -------    ------   --------  --------    ----         -----      --------

Balance at June 28, 1997          41,259    25,997    406,123  (13,110)    (54)           -        460,215
Net Income                                             63,639                                       63,639
Stock Options Exercised               78       444                                                     522
Tax Benefit From Exercise
  of Stock Options                             526                                                     526
Unearned Compensation                                                       25                          25
Treasury Stock Transactions                                     (8,054)                             (8,054)
Stock Dividend                     8,257    (8,257)                                                      -
Dividends                                                (804)                                        (804)
                                 -------    -------   --------  -------    ----         -----      --------

Balance at May 30, 1998          $49,594   $18,710   $468,958 ($21,164)   ($29)           -        $516,069
                                 =======   =======   ======== =========   =====         =====      ========


See notes to consolidated financial statements

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All amounts in thousands)

                                                       Eleven Months     Twelve Months
                                                           Ended            Ended
                                                       -----------------------------------
                                                           May 30,    June 28,   June 29,
                                                            1998        1997       1996
                                                       -----------------------------------
OPERATING ACTIVITIES
  Net Income                                              $ 63,639    $ 56,515   $ 29,013
   Adjustments to Reconcile Net Income to Net
    Cash Provided by Operating Activities:
    Depreciation and Amortization                           29,634      31,047     29,913
    Provision for Losses on Accounts Receivable              7,187       7,203      6,068
    Provision for Deferred Income Taxes                     (4,658)       (395)       489
    (Gain) Loss on Disposition of Fixed Assets                 794       1,165       (100)
    Non-Cash Rent Expense and Other                          1,047       1,521      1,438

     Changes in Assets and Liabilities:
      Accounts Receivable                                   (7,931)     (9,865)    (5,965)
      Merchandise Inventories                             (108,584)      4,204      81,589
      Prepaids and Other Current Assets                    (15,843)     12,652     (13,876)
      Accounts Payable                                      54,757      24,940      17,854
      Accrued and Other Current Liabilities                 19,506      12,621      16,957
      Deferred Rent Incentives                               7,887           -           -
                                                           -------      ------     -------

      Net Cash Provided by Operating Activities             47,435     141,608     163,380
                                                           -------     -------     -------

INVESTING ACTIVITIES
  Acquisition of Property and Equipment                    (43,320)    (35,797)    (29,346)
  Proceeds From Sale of Fixed Assets                            13         390      17,839
  Issuance of Long-Term Notes Receivable                         -           -        (516)
  Receipts Against Long-Term Notes Receivable                1,118       1,085       4,539
  Minority Interest                                             56        (110)        (62)
  Other                                                          2         (42)     (2,485)
                                                            -------     -------     -------

      Net Cash Used in Investing Activities                (42,131)    (34,474)    (10,031)
                                                           --------    --------    --------
FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt                        (423)    (13,193)     (8,066)
  Issuance of Common Stock Upon Exercise of
   Stock Options                                               547         678         132
  Purchase of Treasury Stock                                (8,054)    (10,785)       (475)
  Net Payments Under Lines of Credit                             -           -     (85,900)
  Payment of Dividends                                        (804)          -           -
                                                            -------    --------    --------

      Net Cash Used in Financing Activities                 (8,734)    (23,300)     (94,309)
                                                           --------    --------    ---------

      Increase (Decrease) in Cash and Cash Equivalents      (3,430)     83,834       59,040
        Cash and Cash Equivalents at Beginning of Period   157,394      73,560       14,520
                                                          ---------    --------    ---------

        Cash and Cash Equivalents at End of Period        $153,964    $157,394     $ 73,560
                                                          ========    ========     ========

Supplemental Disclosure of Cash Flow Information:
      Interest Paid                                       $  4,000    $  8,092     $ 12,062
                                                          ========    ========     ========

      Income Taxes Paid                                   $ 42,240    $ 34,212     $ 16,339
                                                          ========    ========     ========


See notes to consolidated financial statements

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS


Supplemental Schedule of Non-Cash Financing:

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




See notes to consolidated financial statements

Notes to Consolidated Financial Statements


A.   Summary of Significant Accounting Policies

     1.    Business

          Burlington Coat Factory Warehouse Corporation operates 253 stores, in 42 states, which sell "off-price" apparel for men, women and children. A majority of those stores offer a home linens department and a baby room furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse"(two hundred twenty-nine stores), "Cohoes Fashions" (four stores), "Decelle" (nine stores), "Luxury Linens" (six stores), "Totally 4 Kids" (three stores), and "Baby Depot" (two stores). Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories.

     2.    Principles of Consolidation

          The consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

     3.    Use of Estimates

          The Company's consolidated financial statements have been prepared in conformity with generally accepted accounting principles. Certain amounts included in the consolidated financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, including the use of third party specialists where appropriate, actual results could differ from these estimates.

     4.    Cash and Cash Equivalents

          Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at time of purchase. Cash equivalent investments amounted to $145.9 million at May 30, 1998 and $142.3 million at June 28, 1997.

     5.    Inventories

          Merchandise inventories are valued at the lower of cost, on a First In First Out (FIFO) basis or market, as determined by the retail inventory method.

     6.    Property and Equipment

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

     7.    Other Current Liabilities

          Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

     8.    Store Opening Expenses

          Expenses related to new store openings are charged to operations in the period incurred.

     9.    Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes. Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.

     10.   Basic and Diluted Net Income Per Share

           In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.
     128, Earnings Per Share.   This new standard requires dual
     presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation.

          Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in calculation of basic and dilutive net income per share are as follows:

                            Eleven Months      Twelve Months  Twelve Months
                               Ended               Ended          Ended
                            May 30, 1998       June 28, 1997  June 29, 1996
                           -------------------------------------------------
                             (all amounts in thousands except share data)

     Net Income                    $63,639          $56,515     $29,013
                                   =======          =======     =======
     Weighted Average Shares
      Outstanding                   47,421           48,254      48,877
     Effect of Dilutive Stock
      Options                           99               96         138
                                   -------          -------     -------
     Weighted Average Shares Out-
      standing, Assuming Dilution   47,520           48,350      49,015
                                   =======          =======     =======
     Basic and Diluted Net
      Income Per Share             $  1.34          $  1.17     $   .59
                                   =======          =======     =======

          Options to purchase 30,120 shares of common stock were outstanding during fiscal 1998, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares and therefore would be antidilutive.


     11.  Fiscal Year End Date

          The Company's fiscal year was a 52-53 week year with its year ending on the Saturday closest to June 30th. Fiscal 1997 and Fiscal 1996 ended on June 28, 1997 and June 29, 1996, respectively, and comprised 52 weeks each. During Fiscal 1998, the Board voted in favor of a resolution to change the Company's fiscal year to a 52-53 week year ending on the Saturday closest to May 31. Fiscal 1998 ended on May 30, 1998 and consisted of 48 weeks. Below are set forth financial data for the eleven months ended May 30, 1998 and the eleven months ended May 24, 1997 (47 weeks).

                                      Eleven Months Ended
                                 May 30, 1998     May 24, 1997
                                  (48 weeks)       (47 weeks)
                                                   (unaudited)
                                ----------------------------------
                               (in thousands except per share data)
     Revenues                   $1,813,897        $1,662,219
     Gross Profit                  652,667           589,764
     Selling and Administration
       Expenses                    528,725           470,899
     Provision for Income Taxes     42,114            41,051
     Net Income                     63,639            59,139
     Basic and Diluted Net Income
       Per Share                      1.34              1.22

     12.  Other Income

          Other income is primarily rental income received from leased departments and interest income. In addition, the Company realized approximately $2.5 million and $1.1 million in income from settlement of contractual obligations during fiscal 1998 and fiscal 1997, respectively.

     13.  Advertising Costs

          The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the eleven months ended May 30, 1998, twelve months ended June 28, 1997 and June 29, 1996 were $44.5 million, $45.4 million, and $44.2 million, respectively.

     14.  Impairment of Long Lived Assets

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


     15.  Stock-Based Compensation

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


     16.  Recent Accounting Pronouncements

          a.   In June 1997, the FASB issued SFAS No. 130,
     Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, is effective for fiscal years beginning after December 15, 1997. As this statement only requires additional disclosures in the Company's consolidated financial statements, its adoption will not have any impact on the Company's consolidated financial position or results of operations. The Company will adopt SFAS No. 130 in its 1999 fiscal year.

          b. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which establishes standards for the reporting of information on operating segments and requires the reporting of selected information about operating segments in interim financial statements, is effective for fiscal years beginning after December 15, 1997. The Company does not expect adoption of this statement to result in significant changes to its presentation of financial data.
     The Company will adopt SFAS No. 131 in its 1999 fiscal year.

          c. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure about Pensions and Other Post-retirement Benefits. This statement, which establishes standards for the reporting of information about pensions and other post-retirement benefits, is effective for fiscal years beginning after December 15, 1997. The Company does not expect adoption of this statement to result in significant changes to its presentation of pension and other post-retirement benefit information. The Company will adopt SFAS No. 132 in its 1999 fiscal year.

          d. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's financial statements.

          e. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP is effective for the Company in fiscal 2000. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.


     17.  Reclassifications

          Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current year.

B.   Stock Split

          On September 8, 1997, the Board of Directors declared a six-for-five split of the Company's common stock effective October 16, 1997, to stockholders of record on October 1, 1997. This stock split was effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. The par value of the Common Stock remained at $1.00 per share. As a result, $8.3 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock. Prior years' weighted average shares outstanding and net income per share amounts have been restated to reflect the six-for-five stock split.

C.   Property and Equipment

     Property and equipment consists of:

     -----------------------------------------------------------------------
                                  May 30,              June 28,
                                   1998                  1997
                                          (in thousands)
     ----------------------------------------------------------------------
    Land                          $ 20,690            $  19,044
    Buildings                       78,542               71,409
    Store Fixtures and
      Equipment                    211,470              191,871
    Leasehold Improvements          76,918               67,871
    Construction in Progress           867                  526
                                  --------            ---------
                                   388,487              350,721
                                  --------            ---------
    Less Accumulated Depreciation
      and Amortization            (165,674)            (140,857)
                                  ---------           ----------

                                  $222,813             $209,864
                                  ========             ========

D.   Accounts Payable

    Accounts payable consists of:
    ------------------------------------------------------------------------
                                     May 30,              June 28,
                                      1998                  1997
                                            (in thousands)
     -----------------------------------------------------------------------
    Accounts Payable-Trade           $176,914             $125,827
    Accounts Payable-Due Banks          9,851                7,657
    Other                              11,832               10,356
                                     --------             --------

                                     $198,597             $143,840
                                     ========             ========

E.   Lines of Credit

          The Company had a committed line of credit of $50.0 million at both May 30, 1998 and June 28, 1997. The Company's committed line of credit renews annually and is available through December 1999. The Company also had an uncommitted line of credit of $100.0 million and $150.0 million at May 30, 1998 and June 29, 1997 respectively. The uncommitted lines of credit are cancelable by the bank at any time. Letters of credit outstanding against these lines were $33.8 million and $53.3 million at May 30, 1998 and June 28, 1997, respectively.

          The Company had no borrowings under these credit lines during fiscal 1998 or 1997.

          Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (8 1/2% at May 30, 1998). The $50 million committed line of credit requires a commitment fee on the unused portion of 1/5 of 1 percent.


F.   Long-Term Debt

     Long-term debt consists of:

     ------------------------------------------------------------------------
                                                   May 30,      June 28,
                                                    1998          1997
                                                      (in thousands)
     ------------------------------------------------------------------------
     Subordinated Notes, 10.6%, due in
       annual principal payments of $7.4
       million from June 1998 to June 2005
       with interest due semiannually              $59,200     $59,200
     Industrial Revenue Bonds, 5.84%,
       due in semi-annual payments of
       various amounts from September 1,
       1998 to September 1, 2010                     9,330       9,680
     Urban Development Action Grant, non-
       interest bearing, due April 1999                917         917
     Promissory note, due at various dates
       through 2000 (interest rate
       imputed at 10.6%)                               235         308
                                                   _______     _______

     Subtotal                                       69,682      70,105

     Less current portion                           (8,792)     (7,831)
                                                   --------     -------

     Long-Term Debt                                $60,890     $62,274
                                                   =======     =======

          The Industrial Revenue Bonds and Urban Development Action Grant were issued in connection with the construction of the Company's distribution center. The Bonds are secured by a first mortgage on the Company's distribution center. The Urban Development Action Grant was secured by a second mortgage on the facility. Indebtedness totaling $10.2 million are secured by land and buildings with a net book value of $19.4 million at May 30, 1998.

          On July 1, 1996 the Company paid $5.4 million of the Subordinated Notes as an early retirement of debt. As a result of this payment, the annual installments due from June 1997 to June 2005 have decreased to $7.4 million from $8.0 million.

          Long-term debt maturing in each of the next five fiscal years is as follows: million; 1999 - $8.8 million; 2000 - $7.9 million; 2001 - $7.9 million; 2002 - $7.9 million, and 2003 -
     $8.0 million.

          As of May 30, 1998, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At May 30, 1998, $243.9 million of the Company's retained earnings of $469.0 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.


G.   Sales from Leased Departments

          Retail sales from certain leased departments, included in net sales, amounted to $39.4 million, $34.8 million, and $34.9 million in fiscal 1998, fiscal 1997 and fiscal 1996, respectively.


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

          The following is a schedule of future minimum lease payments under the operating leases:

     ----------------------------------------------------------------------
      Fiscal Year                              (in thousands)
     ----------------------------------------------------------------------
      1999                                      $ 69,166
      2000                                        66,145
      2001                                        62,635
      2002                                        58,574
      2003                                        54,007
      Thereafter                                 307,039
                                                ________

      Total minimum lease payments              $617,566
                                                ========

           The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $6.3 million under non-cancelable subleases and other contingent rental agreements.

           Total rental expenses under operating leases for the periods ended May 30, 1998, June 28, 1997 and June 29, 1996 were $66.2 million, $67.0 million and $62.7 million, respectively, including contingent rentals of $2.3 million, $1.8 million, and $1.8 million respectively. Rent expense for the above periods has not been reduced by sublease rental income of $2.1 million, $4.0 million and $5.7 million which has been included in other income for the periods ended May 30, 1998, June 28, 1997, and June 29, 1996, respectively.

           The Company has irrevocable letters of credit in the amount of $19.8 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.


I.    Employee Retirement Plans

           The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal
      Revenue Code.   Membership in the salary deferment feature is
      voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the eleven months ended May 30, 1998 and the twelve months ended June 28, 1997 were $6.5 million and $5.4 million respectively. The provision for profit sharing contribution was $4.2 million for the fiscal year ended June 29, 1996.


J.    Income Taxes

      The provision for income taxes is summarized as follows:

      ----------------------------------------------------------------------
      Period Ended                   1998       1997       1996
                                           (in thousands)
      ----------------------------------------------------------------------
      Current:
      Federal                       $40,214    $32,504    $17,112
      State and Other                 6,559      7,138      2,390
                                    -------    -------    -------

      Subtotal                       46,773     39,642     19,502
      Deferred                       (4,659)      (395)       489
                                    -------    --------   -------

      Total                         $42,114    $39,247    $19,991
                                    =======    =======    =======

          A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

     -----------------------------------------------------------------------
      Period Ended                  1998         1997         1996
     -----------------------------------------------------------------------
     Tax at statutory rate          35.0%        35.0%        35.0%

     State income taxes, net
      of federal benefit             3.9          4.8          3.9

     Other charges                    .9          1.2          1.9
                                    -----        -----        -----

     Effective tax rate             39.8%        41.0%        40.8%
                                    =====        =====        =====

          Deferred income taxes for 1998 and 1997 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

          Temporary differences which give rise to deferred tax assets and liabilities at May 30, 1998 and June 28, 1997 are as follows:

     ---------------------------------------------------------------------------------
      Period Ended                           1998                        1997
                                      Deferred   Deferred Tax  Deferred   Deferred Tax
                                      Tax Assets Liabilities   Tax Assets Liabilities
                                                       (in thousands)
     ---------------------------------------------------------------------------------
     Current:
       Allowance for doubtful accounts   $   444                 $   384
       Compensated absences                  838                     781
       Inventory costs and reserves
         capitalized for tax purposes      4,381                   2,548
       Insurance reserves                  6,982                   6,459
       Prepaid items deductible
         for tax purposes                          $ 1,582                 $ 1,276
       Other                                 144                     305
                                         -------   -------        ------   -------

                                         $12,789   $ 1,582       $10,477   $ 1,276
                                         -------   -------       -------   -------

     Non-Current:
       Depreciation                                 11,116                  10,287
       Accounting for rent expense         4,855                   1,476
       Pre-opening costs                   2,502                   2,410
       Other                                            12                      22
                                         _______   _______       _______   _______

                                         $ 7,357   $11,128       $ 3,886   $10,309
                                         =======   =======       =======   =======

     No valuation account is deemed necessary.


K.    Supplementary Income Statement Information

      _______________________________________________________________________
       Period Ended                    1998       1997       1996
                                              (in thousands)
      -----------------------------------------------------------------------
       Repairs and Maintenance         $19,977    $19,913    $16,631


            All other required items are omitted since they are less than 1% of total revenues.


L.    Incentive Plans

            In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan") which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988 the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares under this Plan. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 540,000 shares of common stock have been reserved for issuance under the 1993 Plan. A summary of stock options transactions in fiscal periods 1996, 1997 and 1998 is as follows (all share information has been restated to reflect the six for five stock split):

      ----------------------------------------------------------------------
                                              Weighted Average
                                  Number       Exercise Price
                                 of Shares       Per Share
      ----------------------------------------------------------------------
     Options outstanding
      July 1, 1995 . . . . .     401,461           $ 6.98
     Options issued  . . . .      46,680           $ 9.48
     Options cancelled . . .     ( 7,830)          $ 5.23
     Options exercised . . .     (18,547)          $ 7.12
                                 ________          ______

     Options outstanding
      June 29, 1996. . . . .     421,764           $ 7.28
     Options issued. . . . .      20,880           $ 8.90
     Options cancelled . . .        (202)          $ 4.56
     Options exercised . . .    (112,318)          $ 5.74
                                _________          ______

     Options outstanding
      June 28, 1997 . . . .      330,124           $ 7.91
     Options issued . . . .       75,700           $16.28
     Options cancelled. . .       (2,813)          $ 6.62
     Options exercised. . .      (85,337)          $ 6.12
                                 --------          ------

     Options outstanding
      May 30, 1998. . . . .      317,674           $10.40
     Options exercisable. .      241,974           $ 8.56
                                 -------           ------

          The following table summarizes information about the stock options outstanding under the Company's option plans as of May 30, 1998:

     ------------------------------------------------------------------------
                               Options Outstanding      Options Exercisable
     ------------------------------------------------------------------------
                                 Weighted
                                  Average     Weighted                 Weighted
      Range of       Number      Remaining     Average     Number     Average
      Exercise     Outstanding  Contractual   Exercise   Exercisable  Exercise
       Prices      at 5/30/98      Life         Price     at 5/30/98    Price
      --------     -----------  ----------    --------   -----------  --------
        $ 4.56     111,294      1.5 yrs       $ 4.56     111,294       $ 4.56
      $8.85-$9.58  100,560      7.3 yrs       $ 9.38     100,560       $ 9.38
        $16.28      75,700      9.8 yrs       $16.28        -             -
        $20.57      30,120      5.8 yrs       $20.57      30,120       $20.57
                   -------                               -------
                   317,674                               241,974
                   =======                               =======

          The Company adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock Based Compensation, effective with the 1997 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.
     Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 1996, 1997 and 1998, consistent with the methodology in SFAS 123, the pro forma effects on the Company's net income per share would have been as follows (in thousands, except per share amounts):

                                    1998      1997      1996
                                   -------   -------   -------
     Net Income:
       As reported                 $63,639   $56,515   $29,013
       Pro forma                   $63,540   $56,146   $28,971

     Net Income per Share:
       As reported                 $1.34     $1.17     $0.59
       Pro forma                   $1.34     $1.17     $0.59

          The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996.

                                    1998      1997      1996
                                    ----      ----      ----

     Risk-free interest rate        5.65%      6.5%      6.5%
     Expected volatility            42.9%     42.9%     42.9%
     Expected life                 10 years  10 years  10 years
     Contractual life              10 years  10 years  10 years
     Fair value of options granted  $10.38    $5.62     $6.50

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

                                                                 Basic and
                                          Provision               Diluted
                                          (Benefit)              Net Income
                                         for Income  Net Income  (Loss) per
     Quarter   Net Sales  Gross Profit     Taxes      (Loss)    Share (1)(2)
     ------------------------------------------------------------------------
     1998:
       First   $335,270    $118,835      ($ 7,054)   ($10,207)     ($ .21)

       Second   778,230     288,755        46,876      70,373        1.48

       Third    397,110     139,021           268         443         .01

       Fourth   285,013     106,056         2,024       3,030         .06
     (2 months)

     1997:
       First   $307,240    $103,930      ($ 7,430)   ($10,874)     ($ .32)

       Second   739,958     268,534        45,519      66,049        1.36

       Third    382,420     134,171         2,885       3,852         .08

       Fourth   328,750     124,758       ( 1,727)    ( 2,512)     (  .05)

     ____________________

     (1) Net income per share is based on the weighted average number of shares outstanding during each of the quarters. The sum of the four quarters may not equal the full year computation due to rounding.

     (2) Adjusted to give retroactive effect to six for five stock split effective October, 1997.

          On an interim basis the Company values inventory using the gross profit method and at year-end values inventory at the lower of FIFO cost or market as determined by the retail inventory method. The annual adjustment for the difference between actual gross profit and interim estimated gross profit is recorded in the fourth quarter of the fiscal year. This adjustment was not material for the fiscal years ended May 30, 1998 and June 28, 1997. Results of quarterly operations are impacted by the highly seasonal nature of the Company's business, timing of certain holiday selling seasons and the comparability of calendar weeks within a quarter as a result of the 52/53 week fiscal years.

N.   Fair Value of Financial Instruments

          The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these items.

          Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair value of long-term debt (including current maturities) is as follows:

     ------------------------------------------------------------------------
                                           May 30, 1998         June 28, 1997
                                      Carrying    Fair       Carrying  Fair
                                       Amount     Value       Amount   Value
                                                   (in thousands)
     -------------------------------------------------------------------------
     Long-Term Debt
       (including current maturities)   $69,682   $70,864     $70,105   $71,132

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


O.   Legal Matters

          In late September, 1994, the Company received summons and complaint in three separate purported class action lawsuits. Each of the complaints was consolidated into a single amended complaint which sought unspecified damages and alleged a cause of action arising under certain federal securities laws for alleged material misstatements and omissions in public statements by the Company and five executive officers purportedly causing the market price of the Company's common stock to be artificially inflated during the period October 4, 1993 through September 23, 1994, inclusive. On February 20, 1996, the District Court dismissed the plaintiffs' amended complaint in its entirety. In March, 1996, plaintiffs filed an appeal from the District Court's decision in the United States Court of Appeals for the Third Circuit. The appeal was orally argued before a panel of three judges on December 12, 1996. On June 12, 1997 the panel rendered an unanimous decision affirming the District Court's dismissal of the action but ruled that the District Court should allow the plaintiffs to attempt to replead two of the six claims. The matter was then remanded to the District Court where plaintiffs filed a further amended complaint in an effort to
     cure such deficiencies.   Among other changes, the amended
     complaint dropped all claims against Andrew Milstein, Stephen Milstein and Mark Nesci. On July 1, 1998 the Company brought a motion to dismiss plaintiffs' latest pleading on the grounds that it is legally insufficient under the Court of Appeals' decision. The motion has been fully briefed and the parties await word from the court either deciding the motion or scheduling oral argument thereof. The Company is unable to determine the probability of any settlement loss with respect to these class action suits or the materiality thereof at this time and accordingly has not established any reserve for this matter in the accompanying consolidated financial statements.

           From time to time in the ordinary course of business, the Company is party to other litigation. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements; however, there can be no assurances to this effect.


Dividend Policy

     On September 8, 1997, the Board of Directors of the Company declared the Company's first cash dividend in the amount of two cents ($.02) per share payable annually. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors is to retain the majority of earnings to finance the growth and development of the Company's business. At May 30, 1998, $243.9 million of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.


Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's Common Stock is traded on the New York Stock Exchange, Inc. and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from July 2, 1995 to May 30, 1998 and for the two months ended July 31, 1998:

----------------------------------------------------------------
Period                             Low Price           High Price
-----------------------------------------------------------------
June 30, 1996 to
September 28, 1996                  8 5/16                9 1/4
-----------------------------------------------------------------
September 29, 1996 to
December 28, 1996                   8 7/8                11 1/8
-----------------------------------------------------------------
December 29, 1996 to
March 29, 1997                     10 3/16               14 7/8
-----------------------------------------------------------------
March 30, 1997 to
June 28, 1997                      14 3/8                16 11/16
-----------------------------------------------------------------
June 29, 1997 to
September 27, 1997                 12 3/8                20
-----------------------------------------------------------------
September 28, 1997 to
December 27, 1997                  14 5/16               19 15/16
-----------------------------------------------------------------
December 28, 1997 to
March 28, 1998                     14 7/16               17 3/4
-----------------------------------------------------------------
March 29, 1998 to
May 30, 1998                       16 5/16               20 1/2
-----------------------------------------------------------------
May 31, 1998 to
July 31, 1998                      18 3/8                27 7/16
-----------------------------------------------------------------

     As of July 31, 1998, there were 355 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
         Schedule II - Valuation and Qualifying Accounts
                    (All amounts in thousands)

----------------------------------------------------------------------------------
                          COL.A       COL.B        COL.C       COL.D      COL.E
----------------------------------------------------------------------------------
                         BALANCE AT              CHARGED TO   BALANCE
                         BEGINNING   CHARGED TO    OTHER      ACCOUNTS   AT END OF
DESCRIPTION              OF PERIOD    EXPENSE     ACCOUNTS   WRITTEN OFF  PERIOD
----------------------------------------------------------------------------------
Period ended 5/30/98
--------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE       $  953      $7,187       $0        ($7,037)    $1,103

Period ended 6/28/97
--------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE       $  990      $7,203       $0        ($7,240)    $  953

Period ended 6/29/96
--------------------
ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE       $3,711      $6,068       $0        ($8,789)    $  990


               [THIS PAGE INTENTIONALLY LEFT BLANK]

               [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                  File No. 1-8739
============================================================================




                SECURITIES AND EXCHANGE COMMISSION

                      Washington D.C. 20549

                       EXHIBITS FILED WITH

                            FORM 10-K

                      FOR FISCAL YEAR ENDED

                           MAY 30, 1998

                              under

               The Securities Exchange Act of 1934






          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

      (Exact Name of Registrant as specified in its Charter)

                        INDEX TO EXHIBITS

Exhibits                                                Page No.
--------                                                --------

   3.1        Articles of Incorporation, as Amended        60

   3.2        By-laws                                      85

  10.1        1993 Stock Incentive Plan                    113

  10.2        1998 Stock Incentive Plan                    143

  10.3       Revolving Credit Agreement dated               1/
               August 30, 1995 between the Company
               and BancOhio National Bank, as amended
               through Amendment No. 6

  10.4       Amendment No. 7 to Revolving Credit           170
               Agreement dated June 1, 1998 between
               the Company and National City Bank.

  10.5        Burlington Coat Factory Warehouse             1/
               Corporation 401(k) Profit Sharing Plan
               (as amended and restated effective
               June 19, 1997)

  10.6       Instrument of Amendment to Burlington         173
               Coat Factory Warehouse Corporatio
               401(k) Profit Sharing Plan effective
               January 1, 1999.

  10.7        Loan Agreement dated as of                    3/
                August 1, 1995 by and between
                New Jersey Economic Development
                Authority and Burlington Coat Factory
                Warehouse of New Jersey, Inc.
________________________

(1) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 1-8739

(2) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 28, 1997, File No. 1-8739

(3) Incorporated by reference to Exhibit filed with the Company's Annual Report on Form 10-K for the year ended July 1, 1995. File No. 1-8739.

Exhibits                                                 Page No.
--------                                                 --------
  10.8        Assignment of Leases dated as of             3/
                August 1, 1995 from Burlington
                Coat Factory Warehouse of New
                Jersey, Inc. to First Fidelity Bank,
                National Association

  10.9        Mortgage and Security Agreement dated        3/
                as of August 1, 1995 between Burlington
                Coat Factory Warehouse of New Jersey,
                Inc. and First Fidelity Bank, National
                Association

  10.10       Indenture of Trust dated as of               3/
                August 1, 1995 by and between
                New Jersey Economic Development
                Authority and Shawmut Bank
                Connecticut, National Association

  10.11       Guaranty and Suretyship Agreement dated      3/
                as of August 1, 1995 from the Company
                to First Fidelity Bank, National
                Association

  10.12       Letter of Credit Reimbursement Agreement     3/
                dated as of August 1, 1995 between
                Burlington Coat Factory Warehouse of
                New Jersey, Inc. and First Fidelity
                Bank, National Association

  10.13      Environmental Indemnity Agreement dated      3/
               as of August 1, 1995 between Burlington
               Coat Factory Warehouse of New Jersey,
               Inc. and First Fidelity Bank, National
               Association

  10.14      Note Agreement dated June 27, 1990           3/

  21         Subsidiaries of Registrant                  176

  23         Consent of Deloitte & Touche LLP inde-      178
               pendent certified public accountants,
               to the use of their report on the
               financial statements of the Company for
               the eleven months in the period ended
               May 30, 1998 in the Registration
               Statements of the Company on Form S-8,
               Registration No. 2-96332, No. 33-21569,
               No. 33-51965 and No. 333-41077

  27        Financial Data Schedule                      180