Form 10-Q
period 1998-08-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1998-10-09
CIK 718916

FORM 10-Q

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended August 29, 1998
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No
                    -----           -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at October 2, 1998
--------------------------        -------------------------------
Common stock, par value $1                     47,093,135

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                            I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - August 29, 1998           3
   (unaudited) and May 30, 1998

  Condensed consolidated statements of operations -                 4
   Three months ended August 29, 1998 and August 30, 1997
   (unaudited)

  Condensed consolidated statements of cash flows - Three           5
   months ended August 29, 1998 and August 30, 1997
   (unaudited)

   Notes to condensed consolidated financial statements        6 -  9

 Item 2.  Management's discussion and analysis of             10 - 16
          results of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                        17

 Item 6.  Exhibits and reports on Form 8-K                         18

SIGNATURES                                                         19

                      * * * * * * * * * * * *

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                        (All amounts in thousands)

                                              August 29,       May 30,
                                                 1998           1998
                                              (Unaudited)     (Note A)
                                              -----------     --------
ASSETS
Current Assets:
 Cash and Cash Equivalents                      $39,031       $153,964
 Accounts Receivable                             21,458         17,578
 Merchandise Inventories                        586,169        474,817
 Deferred Tax Asset                              19,101         11,207
 Prepaid and Other Current Asset                 14,883         22,993
                                                -------        -------

            Total Current Assets                680,642        680,559

Property and Equipment (Net of Accumulated
   Depreciation and Amortization)               228,828        222,813
Other Assets                                      8,314          6,435
                                                -------        -------

Total Assets                                   $917,784       $909,807
                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                              $242,513       $198,597
 Income Taxes Payable                             2,937         10,372
 Other Current Liabilities                       85,513         94,339
 Current Maturities of Long Term Debt             8,792          8,792
                                                -------        -------

            Total Current Liabilities           339,755        312,100

Long Term Debt                                   53,083         60,890
Other Liabilities                                16,931         16,977
Deferred Tax Liability                            3,852          3,771

Stockholders' Equity:
 Unearned Compensation                              (23)           (29)
 Preferred Stock                                      -              -
 Common Stock                                    49,602         49,594
 Capital in Excess of Par Value                  18,763         18,710
 Retained Earnings                              457,481        468,958
 Less Treasury Stock at Cost                    (21,660)       (21,164)
                                                -------        -------

             Total Stockholders' Equity         504,163        516,069
                                                -------        -------

Total Liabilities and Stockholders' Equity     $917,784       $909,807
                                                =======        =======


See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at May 30, 1998 has been derived from the audited financial statements at that date.

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                              (unaudited)

             (All amounts in thousands except share data)

                                                        Three Months Ended
                                                   August 29,       August 30,
                                                      1998             1997
                                                    ---------       ----------

REVENUES:
  Net Sales                                        $  347,187       $  305,366
  Other Income                                          3,511            4,247
                                                    ---------        ---------

                                                      350,698          309,613
                                                    ---------        ---------
COSTS AND EXPENSES:
  Cost of Sales (Exclusive of Depreciation
   and Amortization)                                  227,165          197,191
  Selling and Administrative Expenses                 133,104          121,730
  Depreciation and Amortization                         7,820            8,366
  Interest Expenses                                     1,728            1,870
                                                    ---------        ---------
                                                      369,817          329,157
                                                    ---------        ---------

  Loss Before Income Tax Benefit                      (19,119)         (19,544)

  Income Tax Benefit                               (    7,642)         ( 7,986)
                                                    ---------        ---------
  Net Loss                                         $  (11,477)      $  (11,558)
                                                    =========        =========

Earnings Per Share:
  Basic and Diluted Net Loss Per Share             $     (.24)      $     (.24)
                                                   ==========       ==========
Weighted Average Shares Outstanding                47,362,196       47,554,415



See notes to the condensed consolidated financial statements.

            BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                              (unaudited)

                      (All amounts in thousands)


                                                           Three Months Ended
                                                        August 29,    August 30,
                                                           1998          1997

                                                        ----------    ----------
OPERATING ACTIVITIES
  Net Loss                                               ($11,477)     ($11,558)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                           7,820         8,366
    Provision for Losses on Accounts Receivable             1,307         2,141
    Provision for Deferred Income Taxes                    (7,813)       (7,242)
    Gain on Disposition of Fixed Assets                        (3)            -
    Non-Cash Rent Expense and Other                            80         1,357
  Changes in Operating Assets and Liabilities:
    Accounts Receivable                                    (5,195)       (2,490)
    Merchandise Inventories                              (111,352)      (93,477)
    Prepaids and Other Current Assets                       8,110       (11,361)
    Accounts Payable                                       43,916        35,774
    Other Current Liabilities                            ( 16,261)      (18,149)
                                                          -------       -------

  Net Cash Used in Operating Activities                  ( 90,868)      (96,639)
                                                          -------       -------

INVESTING ACTIVITIES
    Acquisition of Property and Equipment                 (13,816)      (13,403)
    Proceeds From Sale of Fixed Assets                          3             -
    Acquisition of Leaseholds                              (2,221)            -
    Receipts Against Long Term Notes Receivable               154           228
    Minority Interest                                          52            48
    Other                                                      (1)            1
                                                          -------       -------

  Net Cash Used in Investing Activities                   (15,829)      (13,126)
                                                          -------       -------

FINANCING ACTIVITIES
    Principal Payments on Long Term Debt                   (7,807)       (7,419)
    Issuance of Common Stock Upon Exercise
      of Stock Options                                         67           239
    Purchase of Treasury Stock                               (496)       (8,895)
                                                          -------       -------

  Net Cash Used in Financing Activities                  (  8,236)      (16,075)
                                                          -------       -------

  Decrease in Cash and Cash Equivalents                  (114,933)     (125,840)
  Cash and Cash Equivalents at Beginning of Period        153,964       197,069
                                                          -------       -------

  Cash and Cash Equivalents at End of Period             $ 39,031      $ 71,229
                                                          =======       =======

  Interest Paid:                                         $  3,407      $  3,629
                                                          =======       =======
  Income Taxes Paid:                                     $  7,606      $  8,920
                                                          =======       =======


See notes to the condensed consolidated financial statements.

  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS ENDED AUGUST 29, 1998 AND AUGUST 30, 1997

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the three months ended August 29, 1998 and the corresponding period ended August 30, 1997 are not necessarily indicative of results for the fiscal year.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 1998.

3. During fiscal 1998, the Company changed its fiscal year end from a 52-53 week fiscal year ending on the Saturday closest to June 30 of each year to a 52-53 week fiscal year ending on the Saturday closest to May 31 of each year.

4. Merchandise inventories as of August 29, 1998 and May 30, 1998 are valued at the lower of cost, on a First In First Out
(FIFO) basis or market, as determined by the retail inventory method. Prior to the first quarter of fiscal 1999, on an interim basis, the Company stated inventory at the lower of FIFO cost or market, as valued by the gross profit method, which approximated the retail inventory method.

5. As of August 28, 1998, the Company had a deferred tax liability of $3.9 million and a current deferred tax asset of $19.1 million. As of May 30, 1998, the Company had a deferred tax liability of $3.8 million and a current deferred tax asset of $11.2 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

6. Licensee department sales, included in net sales, amounted to $10.1 million for the three month period ended August 29, 1998, compared with $8.3 million for the similar period of a year ago.


7. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

8. On September 10, 1998, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend is payable on October 26, 1998 to stockholders of record on September 30, 1998.

9. The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month period ended August 29, 1998 were $8.1 million. For the three month period ended August 30, 1997, net advertising costs amounted to $8.3 million.

10. Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period.
The amounts used in calculation of basic and dilutive net loss per share are as follows:

                                          Three          Three
                                          Months         Months
                                          Ended          Ended
                                        August 29,     August 30,
                                           1998           1997
                                        ----------     ----------

                        (all amounts in thousands except per share data)
                         ----------------------------------------------

Net Loss                                ($11,477)      ($11,558)
-----------------------------------------------------------------------------
Weighted Average
 Shares Outstanding                       47,362         47,554
-----------------------------------------------------------------------------
Effect of Dilutive Stock Options             119             75
-----------------------------------------------------------------------------
Weighted Average
  Shares Outstanding
  Assuming Dilution                       47,481         47,629
-----------------------------------------------------------------------------
Basic and Diluted
 Net Loss Per Share                        ($.24)         ($.24)
-----------------------------------------------------------------------------

11. a. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement in the first quarter of fiscal 1999. It's adoption did not have any impact on the Company's condensed consolidated financial statements.

     b. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement, which establishes standards for the reporting of information on operating segments and requires the reporting of selected information about operating segments in interim Financial statements, is effective for fiscal years beginning after December 15, 1997. However, this statement is not required for interim statements in the initial year of adoption. The Company does not expect adoption of this statement to result in significant changes to its presentation of financial data.

     c. In June 1998, the FASB issued Statement of Financial Accounting Standards. No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of Financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Adoption of SFAS No. 133 is not anticipated to have a material impact on the Company's Financial statement.

     d. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP is effective for the Company in fiscal 2000. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or Financial position.

12. On September 8, 1997, the Board of Directors declared a six-for-five split of the Company's common stock effective October 16, 1997,to stockholders of record on October 1, 1997. This stock split was effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. The par value of the Common Stock remained at $1.00 per share. As a result, $8.3 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock.
Prior years' weighted average shares outstanding and net loss per share amounts have been restated to reflect the six or five stock split.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
Operations.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for three month period ended August 29, 1998 and August 30, 1997.

                                    Percentage of Net Sales
                                    -----------------------

                                      Three Months Ended
                                      ------------------

                                   August 29,     August 30,
                                      1998           1997
                                   ----------     ----------
Net sales                             100.0%         100.0%

Costs and expenses:
Cost of sales                           65.4          64.6

Selling & adminis-
  trative expenses                      38.3          39.9

Depreciation &
  amortization                           2.3           2.7

Interest expense                          .5            .6
                                       -----         -----

                                       106.5         107.8

Other income                             1.0           1.4
                                       -----         -----

Loss before income
tax benefit                             (5.5)         (6.4)

Income tax benefit                       2.2           2.6
                                       -----         -----

Net loss                                (3.3)%        (3.8)%
                                       =====         =====

Three Months Ended August 29, 1998 and August 30, 1997
------------------------------------------------------

Net sales increased $41.8 million (13.7%) for the three month period ended August 29, 1998 compared with the similar period a year ago. Comparative stores sales increased 10.4%. Sales from stores opened subsequent to August 30, 1997, including, nine Burlington Coat Factory stores and one Decelle store, amounted to $14.9 million for the three months ended August 29, 1998. The Company closed eight stores subsequent to August 30, 1997. These stores contributed $5.1 million to last year's three month sales. Sales from leased departments, included in the three month net sales figure, were $10.1 million, compared with $8.3 million for the similar period of a year ago.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $3.5 million for the three months ended August 29, 1998 and $4.2 million for the three months ended August 30, 1997. Investment income decreases, resulting from a decrease in investable funds during the comparative periods, accounted for this $.7 million decrease in other income.

Cost of sales increased $30.0 million (15.2%) for the three month period ended August 29, 1998 compared with the similar period a year ago. For the comparative three month period, cost of sales, as a percentage of sales, increased from 64.6% to 65.4%. This percentage increase was primarily the result of higher markdowns during the current three month period compared with the similar period of a year ago.

Selling and administrative expenses increased by $11.4 million (9.3%) for the three month period ended August 29, 1998 compared with the similar period a year ago. The dollar increase in selling and administrative expenses was primarily due to an increase in payroll expenditures. Payroll costs increased due to annual pay increases granted subsequent to last year's first quarter, payroll expenditures for stores opened subsequent to last year's three month period and to increased staffing levels at the stores and the home office. As a percentage of sales, selling and administrative expenses decreased to 38.3% from 39.9% in the comparative three month period. This decrease is primarily the result of the relatively fixed costs of occupancy expenses being measured against an increase in same store sales.

Interest expense decreased $.1 million for the three months ended
August 29, 1998 compared with the similar period of a year ago.

The three month decrease in interest expense is the result of amortization of the Company's long term debt.

Income tax benefit decreased to $7.6 million for the three months ended August 29, 1998 from $8.0 million for the similar period of a year ago. The effective tax rates were 40.0% and 40.9% for the three month periods ended August 29, 1998 and August 30, 1997, respectively.

Net loss decreased $.1 million to $11.5 million for the three months ended August 29, 1998 from $11.6 million for the comparative period of a year ago. Loss per share was $.24 per share for both the current year's three month period and the comparative three month period of a year ago.

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

Year 2000
---------

The inability of computer, software, or any equipment utilizing microprocessors to properly recognize and process data information at the turn of the century is commonly referred to as the Year 2000 (Y2K) compliance issue.

The Company continues its assessment of how Year 2000 will impact operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K products and services which are critical to the business computing systems infrastructure. Inventory of all in-house software is being conducted in order to determine the impact of external data feeds into the corporate information process. The Company is in the process of attempting to identify critical third party vendors whose inability to reach Y2K compliance may impact business connectivity and viability. Hardware systems have been examined and appropriate paths charted to ensure complete Y2K compatibility. The goal for completing Year 2000 compliance for all critical computing system environments is early to mid calendar 1999.

All costs associated with the Year 2000 project to date have been expensed as incurred. The Company's total estimated cost of the

Year 2000 compliance program is approximately $2 million to $3 million, of which approximately $.2 million had been incurred prior to this fiscal year. For the three months ended August 28, 1998 the Company incurred approximately $.1 million in costs related to the Y2K project. The remaining expenses are expected to be incurred primarily in the remainder of fiscal 1999. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Based upon current benchmarks, the Company believes that it has the necessary resources in-house to complete all required Year 2000 remediation. In the event that internal resources are insufficient to complete the project in a timely manner, out-sourcing the Y2K project, either in part or whole, to a Year 2000 Service Provider may be necessary.

Until all inventory and analysis phases are completed the Company will not know with absolute certainty how the transition from 1999 to 2000 will affect its operations. Moreover, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that a failure by said companies to address their Year 2000 compliance would have a material adverse impact on the Company.

To date, the Company has not established a formal contingency plan for dealing with a failure by either the Company or its third party vendors to achieve Year 2000 compliance.

Liquidity and Capital Resources
-------------------------------

The Company estimates spending approximately $50 million in capital expenditures during fiscal 1999 including $14 million for new store openings, $19 million for store relocations and expansions, $6 million for upgrades and expansion of warehouse facilities, and $11 million for computer and other equipment expenditures. For the first three months of fiscal 1999 capital expenditures amounted to approximately $14 million.

The Company repurchased 26,800 shares of its stock costing approximately $.5 million during the first three months of the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of August 29, 1998, the Company had authorization to purchase an additional $7.2 million of its stock. In addition, on September 10, 1998 the Board of Directors of the Company authorized the Company to purchase an additional $5.1 million of its stock. Subsequent to

August 29, 1998, the Company repurchased an additional 452,300 shares costing approximately $7.5 million.

Working capital was $340.9 million at August 29, 1998 compared with $368.5 million at May 30, 1998. This decrease was due primarily to purchases of property and equipment and scheduled payments of long term debt.

Net cash used in operating activities was $90.9 million for the three months ended August 29, 1998. The primary use of cash during the current three month period was for the purchase of additional inventory. Inventory increases resulted from the stocking of new stores, purchases for the Company's new shoe departments and for the normal seasonal buildup of inventory throughout the chain.

On September 10, 1998, the Board of Directors of the Company declared the Company's annual cash dividend in the amount of two cents ($.02) per share. The cash dividend is payable on October 26, 1998, to stockholders of record on September 30, 1998.

The Company's long-term borrowings at August 29, 1998 include $51.8 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the "Notes") and an industrial development bond of $8.9 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds").

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of four years and are subject to mandatory payment in installments of $7.4 million each without premium on June 27 of each year. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the current year's first fiscal quarter, the Company repaid $7.4 million of the Notes. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled due to prohibitive prepayment penalties, but may consider doing so in the future should conditions favorable to the Company present themselves.

The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.6% and 7.3 years, respectively. During the current year's first fiscal quarter, the Company expended approximately $.4 million for the repayment of the Refunding Bonds.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and $100.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the first three months of fiscal 1999. The Company had letter of credit commitments outstanding against these lines of credit of $27.5 million as of the end of the first quarter of fiscal 1999 and $33.8 million at May 30, 1998.

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

Safe Harbor Statement
---------------------

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of
1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, the Company's ability to maintain selling margins, and the Company's anticipated ability to resolve Year 2000 computer problems if any. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company's ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

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

          b. The Company filed no reports on Form 8-K during the period ended August 29, 1998

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



               /s/   Monroe G. Milstein
               ------------------------
               Monroe G. Milstein
               President & Chief Executive Officer




               /s/   Robert L. LaPenta, Jr.
               ----------------------------
               Robert L. LaPenta, Jr.
               Corporate Controller & Chief Accounting
               Officer

Date:  October 9, 1998