Form 10-Q
period 1998-11-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1999-01-12
CIK 718916

FORM 10-Q

                 SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 28, 1998
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No
                   -------                  -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at December 31, 1998
--------------------------        ---------------------------------
Common stock, par value $1                    49,604,649

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                            I N D E X

                                                                 Page
                                                                 ----
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - November 28, 1998        3
   (unaudited) and May 30, 1998

  Condensed consolidated statements of operations - Six            4
   and three months ended November 28, 1998 and November 29, 1997 (unaudited)

  Condensed consolidated statements of cash flows - Six            5
   months ended November 28, 1998 and November 29, 1997
   (unaudited)

   Notes to condensed consolidated financial statements       6 -  9

 Item 2.  Management's discussion and analysis of            10 - 17
          results of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                       18

 Item 4.  Submission of Matters to a Vote                         19
          of Security Holders

 Item 6.  Exhibits and reports on Form 8-K                        20

SIGNATURES                                                        21

                      * * * * * * * * * * * *

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                    (All amounts in thousands)

                                              November 28,     May 30,
                                                 1998           1998
                                              (Unaudited)     (Note A)
                                              -----------     --------
ASSETS
------

Current Assets:
 Cash and Cash Equivalents                     $104,400       $153,964
 Accounts Receivable                             23,564         17,578
 Merchandise Inventories                        639,588        474,817
 Deferred Tax Asset                              11,712         11,207
 Prepaid Income Taxes                             3,775              -
 Prepaid and Other Current Asset                 16,421         22,993
                                              ---------       --------

            Total Current Assets                799,460        680,559

Property and Equipment (Net of Accumulated
   Depreciation and Amortization)               230,063        222,813
Other Assets                                     10,964          6,435
                                              ---------        -------

Total Assets                                 $1,040,487       $909,807
                                              =========        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts Payable                              $325,205       $198,597
 Income Taxes Payable                                 -         10,372
 Other Current Liabilities                      108,811         94,339
 Current Maturities of Long Term Debt             8,805          8,792
                                              ---------        -------

            Total Current Liabilities           442,821        312,100

Long Term Debt                                   53,047         60,890
Other Liabilities                                16,852         16,977
Deferred Tax Liability                            3,934          3,771

Stockholders' Equity:
 Unearned Compensation                              (16)           (29)
 Preferred Stock                                      -              -
 Common Stock                                    49,610         49,594
 Capital in Excess of Par Value                  18,898         18,710
 Retained Earnings                              486,754        468,958
 Less Treasury Stock at Cost                    (31,413)       (21,164)
                                              ---------        -------

             Total Stockholders' Equity         523,833        516,069
                                              ---------        -------

Total Liabilities and Stockholders' Equity   $1,040,487       $909,807
                                              ---------        -------


See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at May 30, 1998 has been derived from the audited financial statements at that date.

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (unaudited)

               (All amounts in thousands except share data)

                                  Six Months Ended       Three Months Ended
                             November 28, November 29, November 28, November 29
                                  1998        1997         1998         1997
                             ------------------------- ------------------------
REVENUES:
Net Sales                    $   946,014  $   911,810  $   598,827  $   606,444
 Other Income                      7,902        8,554        4,391        4,307
                              ----------   ----------   ----------   ----------

                                 953,916      920,364      603,218      610,751
                              ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
  Depreciation and Amortization) 600,669      570,800      373,504      373,609
 Selling and Administrative
  Expenses                       301,991      281,603      168,889      159,873
 Depreciation and Amortization    16,631       16,192        8,811        7,826
 Interest Expenses                 3,475        3,681        1,745        1,811
                               ---------    ---------   ----------   ----------

                                 922,766      872,276      552,949      543,119
                               ---------    ---------   ----------   ----------

 Income Before Provision for
   Income Taxes                   31,150       48,088       50,269       67,632
 Provision for Income Taxes       12,424       19,572       20,066       27,558
                               ---------    ---------   ----------   ----------

 Net Income                  $    18,726  $    28,516  $    30,203   $    40,074
                              ==========   ==========   ==========    ==========

Earnings Per Share:
 Basic and Diluted Net
   Income Per Share          $       .40  $       .60  $       .64   $       .84
                              ==========   ==========   ==========    ==========

Weighted Average Shares
  Outstanding                 47,205,445   47,534,356   47,044,613    47,408,430
                              ==========   ==========   ==========    ==========

Dividends Per Share          $       .02  $       .02  $       .02   $       .02
                              ==========   ==========   ==========    ==========


See notes to the condensed consolidated financial statements.

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                              AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (unaudited)

                        (All amounts in thousands)


                                                      Six Months Ended
                                                November 28,    November 29,
                                                     1998            1997
                                                ------------    ------------

OPERATING ACTIVITIES
  Net Income                                         $18,726      $28,516
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                     16,631       16,192
    Provision for Losses on Accounts Receivable        3,503        4,253
    Provision for Deferred Income Taxes                 (342)        (459)
    Gain on Disposition of Fixed Assets                  (84)          65
    Non-Cash Rent Expense and Other                      339          472
  Changes in Operating Assets and Liabilities:
    Accounts Receivable                              (11,984)     (15,828)
    Merchandise Inventories                         (164,771)    (232,566)
    Prepaids and Other Current Assets                  2,799       (8,300)
    Accounts Payable                                 126,608      180,983
    Other Current Liabilities                          4,442        9,994
                                                     -------      -------

  Net Cash Used in Operating Activities               (4,133)     (16,678)
                                                     -------      -------

INVESTING ACTIVITIES
    Acquisition of Property and Equipment            (24,253)     (26,508)
    Proceeds From Sale of Fixed Assets                   153            7
    Acquisition of Leaseholds                         (5,408)           -
    Receipts Against Long Term Notes Receivable        2,813          471
    Minority Interest                                     70           67
    Other                                                (14)           -
                                                     -------      -------

  Net Cash Used in Investing Activities              (26,639)     (25,963)


FINANCING ACTIVITIES
    Principal Payments on Long Term Debt              (7,830)      (7,789)
    Issuance of Common Stock Upon Exercise
      of Stock Options                                   217          555
    Purchase of Treasury Stock                       (10,249)      (9,292)
    Payment of Dividends                                (930)        (804)
                                                     -------      -------

  Net Cash Used in Financing Activities              (18,792)     (17,330)
                                                     -------      -------

  Decrease in Cash and Cash Equivalents              (49,564)     (59,971)
  Cash and Cash Equivalents at Beginning of Period   153,964      197,069
                                                     -------      -------

  Cash and Cash Equivalents at End of Period        $104,400     $137,098
                                                     =======      =======

  Interest Paid:                                    $  3,430     $  3,991
                                                     =======      =======
  Income Taxes Paid:                                $ 23,138     $ 20,139
                                                     =======      =======


See notes to the condensed consolidated financial statements.

   BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 SIX AND THREE MONTHS ENDED NOVEMBER 28, 1998 AND NOVEMBER 29, 1997

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended November 28, 1998 and the corresponding periods ended November 29, 1997 are not necessarily indicative of results for the fiscal year.

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

3. During fiscal 1998, the Company changed its fiscal year end from a 52-53 week fiscal year ending on the Saturday closest to June 30 of each year to a 52-53 week fiscal year ending on the Saturday closest to May 31 of each year. For comparability purposes, the information presented within the accompanying unaudited condensed consolidated statement of operations for the six and three months ended November 29, 1997 has been recast to conform with the new fiscal year end.

4. Merchandise inventories as of November 28, 1998 and May 30, 1998 are valued at the lower of cost, on a First In First Out ("FIFO") basis, or market, as determined by the retail inventory method. Prior to the first quarter of fiscal 1999, on an interim basis, the Company stated inventory at the lower of FIFO cost or market, as valued by the gross profit method, which approximated the retail inventory method.

5. As of November 28, 1998, the Company had a deferred tax liability of $3.9 million and a current deferred tax asset of $11.7 million. As of May 30, 1998, the Company had a deferred tax liability of $3.8 million and a current deferred tax asset of $11.2 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

6. Licensee department sales, included in net sales, amounted to $21.5 million and $11.4 million, respectively, for the six and three month periods ended November 28, 1998, compared with $19.3 million and $11.0 million for the similar periods of a year ago.

7. Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

8. On September 10, 1998, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($0.02) per share. The cash dividend was paid on October 26, 1998 to stockholders of record on September 30, 1998 and amounted to $0.9 million.

9. The Company's net advertising costs consist primarily of television and newspaper costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended November 28, 1998 were $28.8 million and $20.7 million, respectively. For the six and three month periods ended November 29, 1997, net advertising costs amounted to $27.9 million and $19.6 million, respectively.

10. Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period.
The amounts used in calculation of basic and dilutive net income per share are as follows:

                                 Six         Six          Three        Three
                                Months      Months        Months       Months
                                Ended       Ended         Ended        Ended
                             November 28, November 29, November 28, November 29,
                                 1998         1997         1998         1997
                             ------------ ------------ ------------ ------------

                                (all amounts in thousands except per share data)

Net Income                       $18,726      $28,516      $30,203       $40,074
--------------------------------------------------------------------------------
Weighted Average
 Shares Outstanding               47,205       47,534       47,045        47,408
--------------------------------------------------------------------------------
Effect of Dilutive Stock              99          115           78           107
   Options
--------------------------------------------------------------------------------
Weighted Average
  Shares Outstanding
  Assuming Dilution               47,304       47,649       47,123        47,515
--------------------------------------------------------------------------------
Basic and Diluted
 Net Income Per Share               $.40         $.60         $.64          $.84
--------------------------------------------------------------------------------


11. a. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement in the first quarter of fiscal 1999. Its adoption did not have any impact on the Company's condensed consolidated financial statements.

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

     c. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the condensed consolidated balance sheets and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

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

12. On September 8, 1997, the Board of Directors declared a six-for-five split of the Company's common stock effective October 16, 1997, to stockholders of record on October 1, 1997. This stock split was effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. The par value of the Common Stock remained at $1.00 per share. As a result, $8.3 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock.
Prior years' weighted average shares outstanding and net income per share amounts have been restated to reflect the six for five stock split.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
Operations.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended November 28, 1998 and November 29, 1997.

                                          Percentage of Net Sales
                                          -----------------------

                                  Six Months Ended     Three Months Ended
                                  ----------------     ------------------

                            November 28, November 29, November 28, November 29,
                               1998         1997         1998         1997
                            ------------ ------------ ------------ ------------

Net sales                         100.0%      100.0%      100.0%      100.0%

Costs and expenses:
  Cost of sales                    63.5        62.6        62.4        61.6

  Selling & adminis-
    trative expenses               31.9        30.9        28.2        26.4

  Depreciation &
    amortization                    1.7         1.8         1.4         1.3

  Interest expense                   .4          .4          .3          .3
                                   ----        ----        ----        ----

                                   97.5        95.7        92.3        89.6
                                   ----        ----        ----        ----

Other income                         .8          .9          .7          .7

Income before income                3.3         5.2         8.4        11.1
 taxes                             ----        ----        ----        ----

Provision for income
 taxes                              1.3         2.1         3.4         4.5
                                   ----        ----        ----        ----

Net Income                          2.0%        3.1%        5.0%        6.6%
                                   ====        ====        ====        ====

Net sales increased $34.2 million (3.8%) for the six month period ended November 28, 1998 compared with the similar period of a year ago. Comparative stores sales increased 1.7% for the period. Sales from stores operating in the current year, but not open during the comparative period last year, contributed $33.6 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to November 28, 1998, contributed $15.6 million to last year's net sales. Sales from leased departments, included in the six month sales figure amounted to $21.5 million compared with $19.3 million for the similar period of a year ago.

Net sales decreased $7.6 million (1.3%) for the three month period ended November 28, 1998, compared with the similar period a year ago. Comparative stores sales decreased 2.8%. The Company believes this decrease was the result of milder than usual weather which directly impacted the sale of outerwear. During the second fiscal quarter, comparative store sales of coats decreased approximately 22%. Sales from stores operating during the current year's second quarter, but not open in the comparative period a year ago, amounted to $18.7 million. Stores closed prior to this year's second quarter contributed $8.7 million to last year's sales. Sales from leased departments, included in the three month net sales figure, were $11.4 million, compared with $11.0 million for the similar period of a year ago.

Other income (consisting of investment income, rental income from leased departments and miscellaneous items) was $7.9 million for the six months ended November 28, 1998 and $8.6 million for the corresponding period of fiscal 1998. Investment income decreases of $1.1 million, resulting from a decrease in investable funds, and a decrease in interest rates, during the comparative periods, was offset in part by increases in other miscellaneous income items of approximately $0.4 million. For the three month periods ended November 28, 1998 and November 29, 1997, other income amounted to $4.4 million and $4.3 million, respectively. For the comparative second quarters of fiscal 1999 and fiscal 1998, investment income decreased $0.3 million while other miscellaneous income items increased approximately $0.4 million.

Cost of sales increased by $29.9 million (5.2%) for the six month period ended November 28, 1998 compared with the similar period of a year ago. For the three months ended November 28, 1998, compared with the three months ended November 29, 1997, cost of sales decreased from $373.6 million to $373.5 million. The dollar changes in cost of sales primarily reflect the change in sales for the comparative periods. As a percentage of sales, cost of sales increased to 63.5% from 62.6% for the comparative six month period and increased to 62.4% from 61.6% for the comparative three month period. These percentage increases are primarily the result of increases in markdowns taken during the current six and three month periods compared with the similar periods of a year ago.

Selling and administrative expenses were $302.0 million and $168.9 million for the six and three months ended November 28, 1998, respectively, compared with $281.6 million and $159.9 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 31.9% and 28.2% for the six and three months ended November 28, 1998, respectively. For the comparative six and three month periods of fiscal 1998, selling and administrative expenses were 30.9% and 26.4% of sales, respectively. The percentage and dollar increases are primarily the result of increases in payroll expenditures relating to new store openings, new shoe departments, annual pay increases, and increased staffing levels at the stores and home office.

Interest expense decreased $0.2 million for the six months ended November 28, 1998 compared with the six months ended November 29, 1997. For the three months ended November 28, 1998, interest expense was $1.7 million, a decrease of $0.1 million compared with the three months ended November 29, 1997. The six and three month decreases in interest expense are the result of the Company's scheduled reductions of long term debt.

The provision for income taxes decreased to $12.4 million for the six months ended November 28, 1998 from $19.6 million for the similar period of a year ago. For the three months ended November 28, 1998, the provision for income taxes decreased to $20.1 million from $27.6 million for the comparative quarter of last fiscal year. The effective tax rates for the six and three months ended November 28, 1998 were each 39.9% compared with 40.7% for each of the six and three months ended November 29, 1997.

Net income decreased $9.8 million to $18.7 million for the six months ended November 28, 1998, from $28.5 million for the comparative period of fiscal 1998. Income per share was $0.40 per share for the current year's six month period compared with $0.60 per share for the similar period of a year ago. Net income was $30.2 million for the three month period ended November 28, 1998 compared with $40.1 million for the three months ended November 29, 1997. Net income per share decreased to $0.64 per share for the three months ended November 28, 1998 from $0.84 per share for the similar period of a year ago.

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

Year 2000
---------

The inability of computers, software, and any equipment utilizing microprocessors or embedded systems to properly recognize and process date information prior to, during and after January 1, 2000 is commonly referred to as the Year 2000 ("Y2K") compliance problem.

The Company continues assessment of how Y2K will impact operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K products which are critical to the business computing systems infrastructure. Inventory of all in-house software has been completed and such software is being remediated, where applicable, for compliance. A survey of third party software and equipment is being conducted in order to determine critical business systems requiring Y2K compliance verification. Hardware systems are actively being examined and appropriate paths charted to ensure complete Y2K compatibility. The goal for completing Y2K compliance for all critical computing system environments is mid calendar year 1999.

All costs associated with the Y2K project to date have been expensed as incurred. The Company's total estimated cost of the Y2K compliance program is approximately $2 million to $3 million, of which approximately $0.2 million was incurred as of May 30, 1998 and $0.5 million in the first half of fiscal 1999. The remaining expenditures are expected to occur primarily in fiscal 1999. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Based upon current benchmarks, the Company believes that it has the necessary resources in-house to complete all required Y2K remediation. In the event that internal resources are insufficient to complete the project in a timely manner, out-sourcing the Y2K project, either in part or whole, to a Y2K Service Provider may be necessary.

The Company will not know with absolute certainty how the transition from 1999 to 2000 will affect its operations until all inventory and analysis phases have been completed. Moreover, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that a failure by said companies to address their Y2K compliance would not have an adverse material impact on the Company.

To date, the Company has not established a formal contingency plan for dealing with a failure by either the Company or its third party vendors to achieve Y2K compliance.

Liquidity and Capital Resources
-------------------------------

The Company estimates spending approximately $50 million in capital expenditures during fiscal 1999 including $14 million for new store openings, $19 million for store relocations and expansions, $6 million for upgrades and expansion of warehouse facilities, and $11 million for computer and other equipment expenditures. During the first six months of fiscal 1999 capital expenditures amounted to approximately $24.3 million.

The Company repurchased 629,100 shares of its stock costing approximately $10.2 million during the first six months of the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of November 28, 1998, the Company had authorization to purchase an additional $3.0 million of its stock. Subsequent to November 28, 1998, the Company repurchased an additional 97,500 shares costing approximately $1.4 million and received authority to repurchase an additional $10.0 million.

Working capital was $356.6 million at November 28, 1998 compared with $368.5 million at May 30, 1998. This decrease was due primarily to purchases of property and equipment, scheduled payments of long term debt, repurchases of Company stock and the payment of cash dividends.

Net cash used in operating activities was $4.1 million for the six months ended November 28, 1998. The primary use of cash during the current six month period was for the purchase of additional inventory. Inventory increases resulted from the stocking of new stores, purchases for the Company's new shoe departments and for the normal seasonal buildup of inventory throughout the chain.

On September 10, 1998, the Board of Directors of the Company declared the Company's annual cash dividend in the amount of two cents ($0.02) per share. The cash dividend was paid on October 26, 1998, to stockholders of record on September 30, 1998. The paid dividend amounted to $0.9 million.

The Company's long-term borrowings at November 28, 1998 include $51.8 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the "Notes") and an industrial development bond of $8.9 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds").

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of four years and are subject to mandatory payment in installments of $7.4 million, each without premium, on June 27 of each year. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the current year's first fiscal quarter, the Company repaid $7.4 million of the Notes. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled due to prohibitive prepayment penalties, but may consider doing so in the future should conditions favorable to the Company present themselves.

The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% per annum for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.6% and 7.0 years, respectively. During the current year's first fiscal quarter, the Company expended approximately $0.4 million for the repayment of the Refunding Bonds.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and $50.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the first six months of fiscal 1999. The Company had letter of credit commitments outstanding against these lines of credit of $24.2 million as of the end of the second quarter of fiscal 1999 and $33.8 million at May 30, 1998.

The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit and term loan agreement as well as from uncommitted lines of credit. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

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

Item 1.   Legal Proceedings.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on October 15, 1998. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; 2) stockholders approved the adoption of the Company's 1998 Stock Incentive Plan; and 3) stockholders ratified the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company for the fiscal year ending May 29, 1999. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

                                              Votes      Broker
1)   Election of Directors     Votes For    Withheld   Non-Votes
     ---------------------     ---------    --------   ---------

     Monroe G. Milstein        41,470,803     751,655     -0-
     Henrietta Milstein        41,161,563   1,060,895     -0-
     Andrew R. Milstein        41,470,803     751,655     -0-
     Irving Drillings          41,470,803     751,655     -0-
     Harvey Morgan             41,470,803     751,655     -0-
     Stephen E. Milstein       41,161,443   1,061,015     -0-
     Mark A. Nesci             41,470,803     751,655     -0-


2)   Approve adoption of the Company's 1998 Stock Incentive Plan

               Votes For            36,171,086
               Votes Against         6,021,532
               Votes Abstained          29,839
               Broker Non-Vote               1

3)   Ratify appointment of Deloitte & Touche LLP as independent
     Certified Public Accountants:

               Votes For            42,208,958
               Votes Against             6,037
               Votes Abstained           7,463
               Broker Non-Vote               0

Item 6.    Exhibits and Reports on Form 8-K.
                                                       Page No.
                                                       --------
          a. Exhibits


             27. Financial Data Schedule                  22

          b. The Company filed no report on Form 8-K during the period ended November 28, 1998.

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



Date:  January 8, 1999