Form 10-Q
period 1999-02-27
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1999-04-12
CIK 718916

FORM 10-Q

                 SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 27, 1999
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No
                    -----            -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at March 31, 1999
--------------------------        ---------------------------------
Common stock, par value $1                    46,456,156

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                            I N D E X

                                                             Page
                                                             ----
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - February 27, 1999     3
   (unaudited) and May 30, 1998

  Condensed consolidated statements of operations - Nine        4
   and three months ended February 27, 1999 and February 28, 1998 (unaudited)

  Condensed consolidated statements of cash flows - Nine        5
   months ended February 27, 1999 and February 28, 1998
   (unaudited)

   Notes to condensed consolidated financial statements     6 - 9

 Item 2.  Management's discussion and analysis of         10 - 17
          results of operations and financial condition

Part II - Other Information:

 Item 1.  Legal Proceedings                                    18

 Item 6.  Exhibits and reports on Form 8-K                     19

SIGNATURES                                                     20

                      * * * * * * * * * * * *

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                    (All amounts in thousands)

                                            February 27,       May 30,
                                               1999             1998
                                            (Unaudited)       (Note A)
                                            -----------       --------
ASSETS
------

Current Assets:
 Cash and Cash Equivalents                     $137,113       $153,964
 Accounts Receivable                             14,746         17,578
 Merchandise Inventories                        499,879        474,817
 Deferred Tax Asset                              11,964         11,207
 Prepaid and Other Current Asset                 12,104         22,993
                                                -------        -------

            Total Current Assets                675,806        680,559

Property and Equipment (Net of Accumulated
   Depreciation and Amortization)               235,246        222,813
Long Term Investments                             4,200              -
Other Assets                                     10,646          6,435
                                                -------        -------

Total Assets                                   $925,898       $909,807
                                                =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts Payable                              $205,877       $198,597
 Income Taxes Payable                             5,525         10,372
 Other Current Liabilities                       87,839         94,339
 Current Maturities of Long Term Debt             8,808          8,792
                                                -------       -------

            Total Current Liabilities           308,049        312,100

Long Term Debt                                   53,022         60,890
Other Liabilities                                16,732         16,977
Deferred Tax Liability                            4,016          3,771

Stockholders' Equity:
 Unearned Compensation                               (9)           (29)
 Preferred Stock                                      -              -
 Common Stock                                    49,611         49,594
 Capital in Excess of Par Value                  18,903         18,710
 Retained Earnings                              509,925        468,958
 Less Treasury Stock at Cost                    (34,351)       (21,164)
                                                -------        -------

             Total Stockholders' Equity         544,079        516,069
                                                -------        -------

Total Liabilities and Stockholders' Equity     $925,898       $909,807
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


               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (unaudited)

               (All amounts in thousands except share data)

                                  Nine Months Ended      Three Months Ended
                            February 27,  February 28, February 27, February 28,
                                 1999          1998         1999         1998
                            -------------------------- -------------------------

REVENUES:

 Net Sales                    $ 1,533,006 $ 1,484,342 $   586,992 $   572,532
 Other Income                      12,281      13,708       4,379       5,154
                               ----------  ----------  ----------  ----------

                                1,545,287   1,498,050     591,371     577,686
                               ----------  ----------  ----------  ----------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
  Depreciation and
   Amortization)                  994,040     947,652     393,371     376,852
 Selling and Administrative
  Expenses                        453,106     425,884     151,115     144,281
 Depreciation and Amortization     25,487      24,240       8,856       8,048
 Interest Expenses                  5,146       5,511       1,671       1,830
                               ----------  ----------  ----------  ----------

                                1,477,779   1,403,287     555,013     531,011
                               ----------  ----------  ----------  ----------

 Income Before Provision for
   Income Taxes                    67,508      94,763      36,358      46,675
 Provision for Income Taxes        25,611      37,688      13,187      18,116
                               ----------  ----------  ----------  ----------

 Net Income                   $    41,897 $    57,075 $    23,171 $    28,559
                               ==========  ==========  ==========  ==========

Earnings Per Share:
 Basic and Diluted Net
  Income Per Share            $       .89 $      1.20 $       .50 $       .60
                               ==========  ==========  ==========  ==========

Weighted Average Shares
 Outstanding                   47,023,546  47,407,432  46,684,693  47,425,430
                               ==========  ==========  ==========  ==========

Dividends Per Share           $       .02 $       .02 $         - $         -
                               ==========  ==========  ==========  ==========


See notes to the condensed consolidated financial statements.

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (unaudited)

                        (All amounts in thousands)


                                                   Nine Months Ended
                                              February 27,   February 28,
                                                  1999           1998
                                              ------------   ------------

OPERATING ACTIVITIES
  Net Income                                        $ 41,897   $ 57,075
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                     25,487     24,240
    Provision for Losses on Accounts Receivable        5,661      5,701
    Provision for Deferred Income Taxes                 (512)      (208)
    Loss on Disposition of Fixed Assets                  769        589
    Non-Cash Rent Expense and Other                      583        769
  Changes in Operating Assets and Liabilities:
    Accounts Receivable                               (5,543)    (1,477)
    Merchandise Inventories                          (25,062)   (67,859)
    Prepaids and Other Current Assets                 10,889     (6,612)
    Accounts Payable                                   7,280     (9,340)
    Other Current Liabilities                        (11,014)     1,145
                                                     -------    -------

  Net Cash Provided in Operating Activities           50,435      4,023
                                                     -------    -------

INVESTING ACTIVITIES
    Acquisition of Property and Equipment            (39,143)   (35,630)
    Proceeds From Sale of Fixed Assets                   172          9
    Acquisition of Leaseholds                         (5,408)         -
    Receipts Against Long Term Notes Receivable        2,987        836
    Minority Interest                                     45         67
    Acquisition of Long Term Investments              (4,200)         -
    Deferred Rent Incentives                               -      6,973
                                                     -------    -------

  Net Cash Used in Investing Activities              (45,547)   (27,745)
                                                     -------    -------

FINANCING ACTIVITIES
    Principal Payments on Long Term Debt              (7,852)    (7,809)
    Issuance of Common Stock Upon Exercise of
      Stock Options                                      230       623
    Purchase of Treasury Stock                       (13,187)    (9,464)
    Payment of Dividends                                (930)      (797)
                                                     -------    -------

  Net Cash Used in Financing Activities              (21,739)   (17,447)
                                                     -------    -------

  Decrease in Cash and Cash Equivalents              (16,851)   (41,169)
  Cash and Cash Equivalents at Beginning of Period   153,964    197,069
                                                     -------    -------

  Cash and Cash Equivalents at End of Period        $137,113   $155,900
                                                     =======    =======

  Interest Paid:                                    $  6,380   $  7,230
                                                     =======    =======
  Income Taxes Paid:                                $ 30,970   $ 24,431
                                                     =======    =======


See notes to the condensed consolidated financial statements.

    BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 NINE AND THREE MONTHS ENDED FEBRUARY 27,1999 AND FEBRUARY 28, 1998

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended February 27, 1999 and the corresponding periods ended February 28,1998 are not necessarily indicative of results for the fiscal year.

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

3. During fiscal 1998, the Company changed its fiscal year end from a 52-53 week fiscal year ending on the Saturday closest to June 30 of each year to a 52-53 week fiscal year ending on the Saturday closest to May 31 of each year. For comparability purposes, the information presented within the accompanying unaudited condensed consolidated financial statements for the nine and three months ended February 28, 1998 have been recast to conform with the new fiscal year end.

4. Merchandise inventories as of February 27, 1999 and May 30, 1998 are valued at the lower of cost, on a First In First Out ("FIFO") basis, or market, as determined by the retail inventory method. Prior to the first quarter of fiscal 1999, on an interim basis, the Company stated inventory at the lower of FIFO cost or market, as valued by the gross profit method, which approximated the retail inventory method.

5. As of February 27, 1999, the Company had a deferred tax liability of $4.0 million and a current deferred tax asset of $12.0 million. As of May 30, 1998, the Company had a deferred tax liability of $3.8 million and a current deferred tax asset of $11.2 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

6. Licensee department sales, included in net sales, amounted to $35.0 million and $13.5 million, respectively, for the nine and three month periods ended February 27, 1999 compared with $31.8 million and $12.5 million for the similar periods of a year ago.

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

9. The Company's net advertising costs consist primarily of television and newspaper costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended February 27, 1999 were $38.0 million and $9.2 million, respectively. For the nine and three month periods ended February 28, 1998, net advertising costs amounted to $36.4 million and $8.4 million, respectively.

10. Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period.
The amounts used in calculation of basic and dilutive net income per share are as follows:

                                 Nine        Nine        Three     Three
                                Months      Months       Months      Months
                                 Ended       Ended        Ended       Ended
                             February 27, February 28, February 27, February 28,
                                 1999         1998         1999         1998
                             ------------ ------------ ------------ ------------

                                (all amounts in thousands except per share data)

Net Income                      $41,897      $57,075      $23,171     $28,559
--------------------------------------------------------------------------------
Weighted Average
 Shares Outstanding              47,024       47,407       46,685      47,425
--------------------------------------------------------------------------------
Effect of Dilutive Stock             91          107           75          92
   Options
--------------------------------------------------------------------------------
Weighted Average
  Shares Outstanding
  Assuming Dilution              47,115       47,514       46,760      47,517
--------------------------------------------------------------------------------
Basic and Diluted
 Net Income Per Share           $   .89      $  1.20      $   .50     $   .60
--------------------------------------------------------------------------------


11. The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). The Company's investment in debt securities qualify under the provisions of SFAS 115 as "held-to-maturity." Such securities are recorded at amortized cost. At February 27, 1999, the Company held $4.2 million in Federal National Mortgage Association notes due February 25, 2002. These notes are pledged as collateral under certain insurance contracts which previously had been collateralized through the use of letter of credit agreements.

12. a. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement, which establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements, is effective for fiscal years beginning after December 15, 1997. The Company adopted this statement in the first quarter of fiscal 1999. Its adoption did not have any impact on the Company's condensed consolidated financial statements.

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

13. On September 8, 1997, the Board of Directors declared a six-for-five split of the Company's common stock effective October 16, 1997, to stockholders of record on October 1, 1997. This stock split was effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. The par value of the Common Stock remained at $1.00 per share. As a result, $8.3 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock. The prior year's weighted average shares outstanding and net income per share amounts have been restated to reflect the six for five stock split.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
Operations.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended February 27, 1999 and February 28, 1998.

                                        Percentage of Net Sales
                                        -----------------------

                                Nine Months Ended         Three Months Ended
                                -----------------         ------------------

                             February 27, February 28, February 27, February 28,
                                 1999         1998         1999         1998
                             ------------ ------------ ------------ ------------

Net sales                       100.0%       100.0%       100.0%       100.0%

Costs and expenses:
  Cost of sales                  64.8         63.8         67.0         65.8

  Selling & adminis-
    trative expenses             29.6         28.7         25.7         25.2

  Depreciation &
    amortization                  1.7          1.6          1.5          1.4

  Interest expense                 .3           .4           .3           .3
                                -----        -----        -----        -----

                                 96.4         94.5         94.5         92.7
                                -----        -----        -----        -----

Other income                       .8           .9           .7           .9
                                -----        -----        -----        -----

Income before income
 taxes                            4.4          6.4          6.2          8.2
                                -----        -----        -----        -----
Provision for income
 taxes                            1.7          2.5          2.2          3.2
                                -----        -----        -----        -----

Net Income                        2.7%         3.9%         4.0%         5.0%
                                =====        =====        =====        =====

Net sales increased $48.7 million (3.3%) for the nine month period ended February 27, 1999 compared with the similar period of a year ago. Comparative stores sales increased 1.4% for the period. Sales from stores operating in the current year, but not open during the comparative period last year, contributed $52.4 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to February 27, 1999, contributed $25.4 million to last year's net sales. Sales from leased departments, included in the nine month sales figure, amounted to $35.0 million compared with $31.8 million for the similar period of a year ago.

Net sales increased $14.5 million (2.5%) for the three month period ended February 27, 1999, compared with the similar period a year ago. Comparative stores sales increased 0.9%. The Company believes that milder than usual weather directly affected the sale of outerwear and comparative sales. During the third fiscal quarter, comparative store sales of coats decreased approximately 13%. Comparative store sales of non-coat departments increased 7.8% in the third quarter of fiscal 1999. Sales from stores operating during the current year's third quarter, but not open in the comparative period a year ago, amounted to $18.8 million. Stores closed prior to this year's third quarter contributed $9.4 million to last year's sales. Sales from leased departments, included in the three month net sales figure, were $13.5 million, compared with $12.5 million for the similar period of a year ago.

Other income (consisting of investment income, rental income from leased departments and miscellaneous items) was $12.3 million for the nine months ended February 27, 1999 and $13.7 million for the corresponding period of fiscal 1998. Investment income decreases of $2.4 million, resulting from a decrease in investable funds, and a decrease in interest rates, during the comparative periods, was offset in part by increases in other miscellaneous income items of approximately $0.9 million. For the three month periods ended February 27, 1999 and February 28, 1998, other income amounted to $4.4 million and $5.2 million, respectively. For the comparative third quarters of fiscal 1999 and fiscal 1998, investment income decreased $1.3 million while other miscellaneous income items increased approximately $0.5 million.

Cost of sales increased by $46.4 million (4.9%) for the nine month period ended February 27, 1999 compared with the similar period of a year ago. For the three months ended February 27, 1999, compared with the three months ended February 28, 1998, cost of sales increased from $376.9 million to $393.4 million.

The dollar change in cost of sales primarily reflects the dollar change in sales for the comparative periods and an increase in cost of sales as a percentage of sales. As a percentage of net sales, cost of sales increased to 64.8% from 63.8% for the comparative nine month period and increased to 67.0% from 65.8% for the comparative three month period. These percentage increases are primarily the result of increases in markdowns taken during the current nine and three month periods compared with the similar periods of a year ago.

Selling and administrative expenses were $453.1 million and $151.1 million for the nine and three months ended February 27, 1999, respectively, compared with $425.9 million and $144.3 million for the comparative periods of a year ago. As a percentage of net sales, selling and administrative expenses were 29.6% and 25.7% for the nine and three months ended February 27, 1999, respectively. For the comparative nine and three month periods of fiscal 1998, selling and administrative expenses were 28.7% and 25.2% of sales, respectively. The percentage and dollar increases are primarily the result of increases in payroll expenditures relating to new store openings, new shoe departments, annual pay increases, and increased staffing levels at the home office. In addition, advertising costs increased approximately $0.9 million (10%) during the current year's third quarter compared with the third quarter of a year ago, as the Company concentrated a greater portion of its marketing in prime time television spots.

Interest expense decreased $0.4 million for the nine months ended February 27, 1999 compared with the nine months ended February 28, 1998. For the three months ended February 27, 1999, interest expense was $1.7 million, a decrease of $0.1 million compared with the three months ended February 28, 1998. The nine and three month decreases in interest expense are the result of the Company's scheduled reductions of long term debt.

The provision for income taxes decreased to $25.6 million for the nine months ended February 27, 1999 from $37.7 million for the similar period of a year ago. For the three months ended
February 27, 1999, the provision for income taxes decreased to $13.2 million from $18.1 million for the comparative quarter of last fiscal year. The effective tax rates for the nine and three months ended February 27, 1999 were 37.9% and 36.3%, respectively, compared with 39.8% and 38.8% for the nine and three months ended February 28, 1998. The decrease in the nine and three month rates is the result of expected decreases in the Company's effective state income tax rate and the effect of tax credits on a lower taxable income.

Net income decreased $15.2 million to $41.9 million for the nine months ended February 27, 1999, from $57.1 million for the comparative period of fiscal 1998. Income per share was $0.89 per share for the current year's nine month period compared with $1.20 per share for the similar period of a year ago. Net income was $23.2 million for the three month period ended February 27, 1999 compared with $28.6 million for the three months ended February 28, 1998. Net income per share decreased to $0.50 per share for the three months ended February 27, 1999 from $0.60 per share for the similar period of a year ago.

The Company's business is seasonal, with its highest sales occurring in the period from September through January of each year. For the past five fiscal years, approximately 57% of the Company's net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the fall and warm during the early spring.

Year 2000
---------

The inability of computers, software, and any equipment utilizing microprocessors or embedded systems to properly recognize and process date information prior to, during and after January 1, 2000 is commonly referred to as the Year 2000 ("Y2K") compliance problem.

The Company continues assessment of how Y2K will impact operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K products which are critical to the business computing systems infrastructure. An inventory of all in-house software has been completed, and such software is being remediated, where applicable, for compliance. A survey of third party software and equipment has been conducted in order to determine critical business systems requiring Y2K compliance verification. Hardware systems are actively being examined and appropriate paths charted to ensure complete Y2K compatibility. Critical vendors with which the Company conducts business have been identified and are being contacted to assure their goods and/or services are compliant with Company Y2K standards. The goal for completing fiscal year 2000 compliance for all business mission-critical computing system environments is May 29, 1999, followed by calendar year 2000 compliance of business mission-critical computing system environments by September 1, 1999.

All costs associated with the Y2K project to date have been expensed as incurred. The Company's total estimated cost of the Y2K compliance program is approximately $2 million to $3 million, of which approximately $0.2 million was incurred as of May 30, 1998 and $0.8 million in the first nine months of fiscal 1999. The remaining expenditures are expected to occur primarily in the remainder of fiscal 1999 and the first six months of fiscal 2000. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Based upon current benchmarks, the Company believes that it has the necessary resources in-house to complete all required Y2K remediation. In the event that internal resources are insufficient to complete the project in a timely manner, out-sourcing the Y2K project, either in part or whole, to a Y2K Service Provider may be necessary.

The Company will not know with absolute certainty how the transition from 1999 to 2000 will affect its operations until all inventory and analysis phases have been completed. Moreover, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that a failure by those companies to address their Y2K compliance would not have an adverse material impact on the Company. Disruption of business functions due to events beyond the Company's reasonable control, such as power grid or telecommunications failures and disruption of product supply and distribution channels, may result in temporary interruption of operations localized within the region of failure.

Contingency plans are in progress to address the aforementioned scenarios, as well as those events associated with minor disruptions within the Company business cycle.

Liquidity and Capital Resources
-------------------------------

The Company estimates spending approximately $60 million in capital expenditures during fiscal 1999 including $19 million for new store openings, $23 million for store relocations and expansions, $4 million for upgrades and expansion of warehouse facilities, $5 million for purchases of an existing store's land and buildings, and $9 million for computer and other equipment expenditures. During the first nine months of fiscal 1999 capital expenditures amounted to approximately $39.1 million.

The Company repurchased 844,700 shares of its stock costing approximately $13.2 million during the first nine months of the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of February 27, 1999, the Company had authorization to purchase an additional $9.9 million of its stock. Subsequent to February 27, 1999, the Company repurchased an additional 105,500 shares costing approximately $1.2 million.

Working capital was $367.8 million at February 27, 1999 compared with $368.5 million at May 30, 1998. Net cash provided by operating activities was $50.4 million for the nine months ended February 27, 1999. The primary use of cash during the current nine month period was for the purchase of additional inventory, acquisition of property and equipment, and the purchasing of treasury stock. Inventory levels are approximately 5% above inventory levels maintained at last year end and 6.7% over the inventory levels of a year ago. Inventory increases resulted primarily from the stocking of new stores and purchases for the Company's new shoe departments.

On September 10, 1998, the Board of Directors of the Company declared the Company's annual cash dividend in the amount of two cents ($0.02) per share. The cash dividend was paid on October 26, 1998, to stockholders of record on September 30, 1998. The paid dividend amounted to $0.9 million.

The Company's long-term borrowings at February 27, 1999 include $51.8 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the "Notes") and an industrial development bond of $8.9 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds").

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of 3.3 years and are subject to mandatory payment in installments of $7.4 million, each without premium, on June 27 of each year. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the current year's first fiscal quarter, the Company repaid $7.4 million of the Notes. The Company has no current plan to repurchase or repay any additional amounts earlier than scheduled due to prohibitive prepayment penalties, but may consider doing so in the future should conditions favorable to the Company present themselves.

The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $3.6 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% per annum for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.7% and 7.0 years, respectively. During the current year's first fiscal quarter, the Company expended approximately $0.4 million for the repayment of the Refunding Bonds.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and $50.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the first nine months of fiscal 1999. The Company had letter of credit commitments outstanding against these lines of credit of $19.8 million as of the end of the third quarter of fiscal 1999 and $33.8 million at May 30, 1998.

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

On or about September 23, 1994, three separate putative class actions were filed against the Company. These three actions were consolidated and an amended complaint was served on January 17, 1995. On March 3, 1995, the Company served a motion to dismiss, and a hearing on the motion was held on July 20, 1995. On February 20, 1996, the District Court dismissed the plaintiffs' amended complaint in its entirety. In March, 1996, the plaintiffs filed an appeal from the District Court's decision, and in December, 1996, the U.S. Court of Appeals for the Third
Circuit heard oral argument on the appeal.   In June, 1997, the
U.S. Court of Appeals for the Third Circuit affirmed the District

Court's dismissal of the class action suit but held that plaintiffs should be granted leave to attempt to replead two of the six claims that were dismissed. After remand to the District Court, the plaintiffs filed a further amended complaint in an effort to cure the legal deficiencies of the two claims in question. Among other changes, the amended complaint dropped all claims against Andrew Milstein, Stephen Milstein and Mark Nesci. On July 1, 1998, the Company filed a further motion to dismiss on the grounds that the amended complaint failed to cure such deficiencies. By order entered on February 25, 1999, the District Court granted the Company's motion in its entirety and thereby dismissed the amended complaint without leave to replead. (See
Part II - Other Information, Item 1 - Legal Proceedings.)

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

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          In late September 1994, three putative class action lawsuits, P. Gregory Buchanan v. Monroe G. Milstein, et al., No. 94-CV-4663, Jacob Turner v. Monroe G. Milstein, et al., No. 94-CV-4737, and Ronald Abramoff v. Monroe G. Milstein, et al., No. 94-CV-4751 (collectively, the "Class Actions"), were filed against the Company, Monroe G. Milstein, Stephen E. Milstein and Robert L. LaPenta, Jr. in the United States District Court for the District of New Jersey. By Order entered November 15, 1994, the Court consolidated the Class Actions under the caption In re Burlington Coat Factory Securities Litigation. On January 17, 1995, plaintiffs filed their Consolidated Amended and Supplemental Class Action Complaint (the "Amended Complaint"), naming as defendants, in addition to those originally named in September 1994, Andrew R. Milstein and Mark A. Nesci. The Amended Complaint sought unspecified damages in connection with alleged violations of Sections 10(b) (and Rule 10b-5 promulgated thereunder) and 20(a) of the Securities Exchange Act of 1934, as amended. The Amended Complaint alleged material misstatements and omissions by the Company and certain of its officers and directors that plaintiffs alleged caused the Company's common stock to be artificially inflated during the proposed Class Period, which was defined in the Amended Complaint as the period from October 4, 1993 through September 23, 1994. On March 3, 1995, the Company and the individual defendants served a motion to dismiss plaintiffs' Amended Complaint. On February 20, 1996, the District Court granted the Company's motion to dismiss the plaintiffs' Amended Complaint in its entirety. On June 10, 1997, following plaintiff's appeal of the District Court's decision, the United States Court of Appeals for the Third Circuit Court rendered a unanimous decision affirming the District Court's dismissal of the action but ruled that the District Court should allow the plaintiffs to attempt to replead two of the six claims. After remand to the District Court, the plaintiffs filed a further amended complaint in an effort to cure the legal deficiencies of the two claims in question. Among other changes, the amended complaint dropped all claims against Andrew Milstein, Stephen Milstein and Mark Nesci. On July 1, 1998, the Company filed a further motion to dismiss on the grounds that the amended complaint failed to cure such deficiencies. By Order entered on February 25, 1999, the District Court granted the Company's motion in its entirety and thereby dismissed the amended complaint without leave to replead.


Item 6.   Exhibits and Reports on Form 8-K.
                                                       Page No.
                                                       --------
          a. Exhibits

             10.6  Burlington Coat Factory Warehouse      21
                   Corporation 401(k) Profit Sharing
                   Plan as Amended and Restated
                   Effective as of January 1, 1999.

             27. Financial Data Schedule                  74

          b. The Company filed no report on Form 8-K during the period ended February 27, 1999.

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

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION


               /s/   Monroe G. Milstein
               -----------------------------------
               Monroe G. Milstein
               President & Chief Executive Officer



               /s/   Robert L. LaPenta, Jr.
               -----------------------------------
               Robert L. LaPenta, Jr.
               Corporate Controller & Chief Accounting
               Officer

Date:  April 9, 1999