Form 10-K
period 1999-05-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1999-08-27
CIK 718916

FORM 10-K

        UNITED STATES  SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

(Mark One)
[x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended May 29, 1999,

                                or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


Commission File No.: 1-8739

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(Exact Name of Registrant as specified in its charter)

State or other jurisdiction:  Delaware
                              --------

I.R.S. Employer incorporation or
organization Identification No.:  22-1970303
                                  ----------

1830 Route 130,  Burlington, New Jersey             08016
----------------------------------------------------------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number,
including area code:          (609) 387-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:    Common Stock, $1.00 par value per share
                        ---------------------------------------

Name of each exchange
on which registered:  New York Stock Exchange
                      -----------------------

Securities Registered pursuant to Section 12(g) of the Act:

Title of Class:  None
                 ----
                                                              Page 1 of 69

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   YES X     NO
                           ---       ----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the Common Stock, $1.00 par value
---------------------------------------------------------------
("Common Stock"), of the registrant held by non-affiliates of the
------------------------------------------------------------------
registrant, as determined by reference to the closing price of
--------------------------------------------------------------
the Common Stock on the New York Stock Exchange as of July 30,
--------------------------------------------------------------
1999, was $314,225,494.
-----------------------


As of July 30, 1999, the number of shares of Common Stock, $1.00
-----------------------------------------------------------------
par value, outstanding was 46,399,084.
--------------------------------------

The documents incorporated by reference into this Form 10K:

Registrant's Proxy Statement to be filed pursuant to Regulation 14A.
--------------------------------------------------------------------

The Part of the Form 10-K into which the document is incorporated

Part III
--------

                              PART I

Item 1.  Business
         --------

         Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate a chain of value-oriented department stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by other department and specialty stores. Burlington Coat offers customers a complete line of men's, women's and children's wear and accessories (such as handbags, belts, perfume, watches, etc.) as well as a linens, bath shop items, gifts and luggage department in two hundred thirteen of its stores, a children's furniture department in one hundred ninety-five of its stores, and a shoe department in two hundred eight of its stores.
The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. The sale of irregular or discontinued merchandise represents only a small portion of the Company's business. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

         The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.5% of total revenues.

         The Company has two major product categories, apparel and non-apparel. Apparel includes all clothing items for men, women and children. Non-apparel includes linens, home furnishings, gifts, baby furniture and baby furnishings. Net revenues from the sale of apparel products for fiscal years 1999, 1998 and 1997 were $1.6 billion, $1.4 billion and $1.4 billion, respectively. Net revenues from the sale of non-apparel products for fiscal years 1999, 1998 and 1997 were $0.4 billion, $0.4 billion and $0.3 billion, respectively.


The Stores
----------

         As of July 31, 1999, the Company operated two hundred sixty-two stores, all but twenty-one of which are located in leased facilities ranging in size (including storage space) from approximately 16,000 to approximately 163,000 square feet, with an average area of approximately 70,000 square feet. Total store gross square footage increased to 18,295,000 square feet, an increase of 6.1% over a year ago. Selling space accounts for over four-fifths of the total area in most stores.

         All of the Company's stores are either free-standing or are located in shopping malls or strip shopping centers. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

         The Company also operates stores under the names "Cohoes Fashions," "Decelle," and "Luxury Linens." Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. The Company also operates one stand-alone store under the name "Totally 4 Kids" and one stand-alone store under the name "Baby Depot".

         In general, Burlington Coat has selected sites for its stores where there are suitable existing structures which can be refurbished, and, if necessary, enlarged, in a manner consistent with the Company's merchandising concepts. In some cases, space has been substantially renovated or built to specifications given by Burlington Coat to the lessor. Such properties have been available to the Company on lease terms which it believes have been favorable. See "Growth and Expansion."

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

         Some stores contain departments licensed by unaffiliated parties for the sale of items such as shoes and jewelry. During the fiscal year ended May 29, 1999, the Company's rental income from all of its licensed departments aggregated less than 1% of the Company's total revenues.

Central Distribution
--------------------

         Central distribution, warehousing, ticketing and marking services are extended to approximately fifty-four percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility services the Company's present stores. The Company is leasing two additional warehouse facilities of approximately 85,000 square feet and approximately 160,000 square feet, respectively, nearby to its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture inventory and other items.

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


Growth and Expansion
--------------------

         Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to two hundred forty-two
Burlington Coat stores, four Cohoes Fashions stores, eight Decelle stores and six stand-alone Luxury Linens stores as of July 31,

1999. The Company also operates one stand-alone Totally 4 Kids store and one stand-alone Baby Depot.

         At July 31, 1999 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 2000, the Company plans to open approximately twenty to twenty-five additional Burlington Coat Factory stores.* The Company also has planned store expansions and remodelings for approximately twenty stores.* In addition, the Company has plans to relocate approximately five of its stores to new locations within the same trading market.* The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

         The Company believes that its ability to find satisfactory locations for its stores is essential for the continued growth of its business. The opening of stores generally is contingent upon a number of factors, including the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that the Company will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, the Company will be able to open the number of new stores presently planned. During the Fall of 1999, the Company plans to introduce an improved store design for its new stores.
The new design seeks to create a more intimate customer friendly environment by implementing changes in store layout, ceiling plan, lighting, fixturing and overall color direction.*

         The Company operates its own jewelry department in fifteen stores as of July 31, 1999. The jewelry program consists of karat gold and precious and semi-precious stone jewelry, and in some stores may include brand-name watches.

         In fiscal 1997 the Company began to operate its own shoe department. At July 31, 1999 the Company operated this department in approximately two hundred eight Burlington Coat Factory stores. The shoe department offers a full line of mens and womens shoes in many brands and styles.

         The Company offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web. Currently, ladies coats, menswear, linens, home furnishings, children's clothing and baby and infant products are available for purchase via this web site. The Company plans to

*  Forward Looking Statement.  See Safe Harbor Statement on page 6.

expand the merchandise mix offered through its web site and to upgrade its internet capabilities; however, no assurance can be given that this venture will be successful.* To date, sales generated from its internet web site have not been material.

         The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

Seasonality
-----------

         The Company's business is seasonal, with its highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, approximately 56% of the Company's net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the fall and warm during the early spring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Operations
----------

         Each store has a manager and one or more assistant managers, as well as department managers. The Company also employs regional and district managers to supervise overall store operating and merchandising policies. Major merchandising decisions are made, overall policies are set, and accounting and general financial functions for the Company's stores are conducted, at corporate headquarters. In addition, other operations such as real estate, store operations, loss prevention, merchandise presentation, customer service, and human resources are managed on a Company-wide basis.

         Merchandise purchased by the Company is either shipped directly from manufacturers to store locations or distributed through the Company's warehousing and distribution facilities. See "Central Distribution." A computerized merchandise information system provides regular detailed reports of sales and inventory levels for each store and assists the merchandise managers and buyers in monitoring and adjusting inventory levels.


*  Forward Looking Statement.  See Safe Harbor Statement on page 6.

         At July 31, 1999, the Company had approximately 20,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores are covered by a collective bargaining agreement. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.


Competition
-----------

         General. The retail apparel business is highly competitive. Competitors include other individual, regional, and national "off-price" retailers offering similar merchandise at comparable prices as well as individual and chain stores, some of which are regional and national department and discount store chains. At various times throughout the year traditional full-price department store chains and specialty shops offer brand name merchandise at substantial markdowns, which can result in prices approximating those offered by the Company. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources.

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


Item 2.  Properties
         ----------

         The Company owns the land and building for twenty-one of its stores and is a 50% partner in a partnership which owns the building in which one store is located. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.

        The following table shows the years in which store leases existing at July 31, 1999 expire:

 Fiscal Years       Number of Leases         Expiring with
Ending May 30           Expiring            Renewal Options
-------------       ----------------        ---------------
2000-2001                   4                    24

2002-2003                   4                    32

2004-2005                  14                    42

2006-2007                   8                    24

2008-2009                  10                    35

Thereafter                 27                    32
                         ------                ------

          Total            67                   189
                         ======                ======

         The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases two warehouse facilities of approximately 85,000 square feet and 160,000 square feet, respectively, at locations nearby to the warehouse/distribution facility. The Company leases approximately 20,000 square feet of office space in New York City.


Item 3.  Legal Proceedings
         -----------------

         In late September, 1994, the Company received summons and complaint in three separate purported class action lawsuits. Each of the complaints was consolidated into a single amended complaint which sought unspecified damages and alleged a cause of action arising under certain federal securities laws for alleged material misstatements and omissions in public statements by the Company and five executive officers purportedly causing the market price of the Company's common stock to be artificially inflated during the period October 4, 1993 through September 23, 1994, inclusive. On February 25, 1999, the District Court entered an order granting the Company's motion to dismiss in its entirety thus dismissing plaintiff's final amended complaint without leave to replead. The time in which to appeal the District Court's decision expired on March 29, 1999. Accordingly, this matter has been finally concluded in favor of the Company and all of the individual defendants.

         In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 1999.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         -------------------------------------------------
         Stockholder Matters
         -------------------------------------------------

         The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF."

         The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 29, 1997 to May 29, 1999 and for the two months ended July 31, 1999.

           Period                 Low Price      High Price
           ------                 ---------      ----------

June 29, 1997 to
September 27, 1997                12  3/8           20

September 28, 1997 to
December 27, 1997                 14  5/16          19 15/16

December 28, 1997 to
March 28, 1998                    14  7/16          17  3/4

March 29, 1998 to
May 30, 1998                      16  5/16          20  1/2

May 31, 1998 to
August 29, 1998                   18  3/8           27  3/8

August 30, 1998 to
November 28, 1998                 13 15/16          22 11/16

November 29, 1998 to
February 27, 1999                 12 13/16          16  5/8

February 28, 1999 to
May 29, 1999                      11  1/16          17  5/16

May 30, 1999 to
July 31, 1999                     16  1/4           19  1/2

         At July 31, 1999 there were three hundred forty-six record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy
---------------

         The Board of Directors of the Company declared an annual cash dividend of two cents ($.02) per share in fiscal 1999 and fiscal
1998.  The cash dividend for fiscal 1999 was declared on September
10, 1998, and was paid on October 26, 1998, to stockholders of record on September 30, 1998. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's
Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business.

Item 6.  Selected Financial Data
         -----------------------

              The following tables set forth certain selected financial data:

                                  Twelve         Twelve       Twelve       Eleven (2)        Twelve
                              Months Ended    Months Ended  Months Ended  Months Ended     Months Ended
                                  7/1/95         6/29/96      6/28/97       5/30/98          5/29/99
                              --------------------------------------------------------------------------
                              (In thousands of dollars, except per share data)
Statement of Operations Data:
-----------------------------
Revenues                      $1,597,028      $1,610,892     $1,776,823     $1,813,897      $2,005,696
Net Income                        14,866          29,013         56,515         63,639          47,783
Basic and Diluted Net
Income per Share                     .30(1)          .59(1)        1.17(1)        1.34            1.02
Dividends Per Share                 -               -              -               .02             .02

Balance Sheet Data:
-------------------

Total Assets                  $  735,269      $  704,731      $ 775,077     $  909,807      $  941,635
Working Capital                  245,468         288,107        319,736        368,459         332,759
Long-Term Debt                    83,298          74,907         62,274         60,890          52,970
Stockholders' Equity             385,019         413,745        460,215        516,069         548,156

_________________

(1) Adjusted to give retroactive effect to six for five stock split effected in October, 1997.

(2) During fiscal 1998, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Saturday closest to June 30 to a fiscal year ending on the Saturday closest to May 31. The following tables are set forth below for comparative purposes.

                                                   Twelve Months Ended
                                            May 29, 1999      May 30, 1998
                                             (52 weeks)        (52 weeks)
                                                               (unaudited)
                                       ------------------------------------------------
                                       (in thousands of dollars, except per share data)
Statement of Operations Data:
-----------------------------
Net Sales                                      $1,988,513     $1,889,244
Other Income                                       17,183         20,189
Cost of Sales                                   1,278,717      1,200,981
Selling and Administrative Expenses               610,022        564,524
Depreciation and Amortization                      35,046         32,791
Interest Expense                                    5,771          7,584
                                               ----------     ----------
Income Before Provision for Income Taxes           76,140        103,553
Provision for Income Taxes                         28,357         41,195
                                               ----------     ----------
Net Income                                     $   47,783     $   62,358
                                               ==========     ==========
Basic and Diluted Net Income
 Per Share                                     $     1.02     $     1.31
                                               ==========     ==========
Balance Sheet Data:
-------------------

Total Assets                                   $  941,635     $  909,807
Working Capital                                   332,759        368,459
Long Term Debt                                     52,970         60,890
Stockholders' Equity                           $  548,156     $  516,069

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

         During fiscal 1998 the Company changed its fiscal year from a 52-53 week fiscal year ending on the Saturday closest to June
30 to a fiscal year ending on the Saturday closest to May 31.
The following discussion compares the twelve months (52 weeks) ended May 29, 1999 with the twelve months (52 weeks) ended May
30, 1998 (unaudited) and the eleven months (48 weeks) ended May
30, 1998 with the eleven months (47 weeks) ended May 24, 1997
(unaudited).

Results of Operations
---------------------

                      Twelve Months Ended
                      --------------------
                 May 29, 1999 and May 30, 1998
                 -----------------------------

              The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended May 29, 1999 and May 30, 1998
(unaudited).


                         Percentage of Net Sales
                         -----------------------
                           Twelve Months Ended
                           -------------------

                                            May 29, 1999          May 30, 1998
                                            ------------          ------------
Net Sales                                      100.0%              100.0%

Costs and Expenses:

Cost of Sales                                   64.3                63.9

Selling and Administrative Expenses             30.7                29.9

Depreciation and Amortization                    1.8                 1.7

Interest Expense                                 0.3                 0.4
                                               ------              ------
                                                97.1                95.6


Other Income                                     0.9                 1.1
                                               ------              ------

Income Before Income Taxes                       3.8                 5.5
                                               ------              ------

Provision for Income Taxes                       1.4                 2.2
                                               ------              ------

Net Income                                       2.4%                3.3%
                                               ======              ======

Performance for the Twelve Months (52 weeks) Ended May 29, 1999
----------------------------------------------------------------
Compared With the Twelve Months (52 weeks) Ended May 30, 1998
-------------------------------------------------------------
(unaudited)
-----------

         Consolidated net sales increased $99.3 million (5.3%) for fiscal 1999 compared with the similar period of a year ago. Comparative stores sales increased 2.7% for the period. Fifteen new Burlington Coat Factory stores, opened during fiscal 1999, contributed $48.6 million to this year's sales. Stores opened a year ago contributed $31.2 million to this year's net sales from the beginning of fiscal 1999 to the anniversary of their opening date. Stores which were in operation a year ago, but which were closed prior to this year, contributed $20.8 million to last year's sales.

         The Cohoes stores contributed $36.8 million to consolidated sales for the twelve months ended May 29, 1999 compared with $37.3 million for the twelve months ended May 30, 1998. Cohoes comparative store sales decreased 2.7% for the twelve month period.

         Sales in fiscal 1999 for the Decelle stores were $33.5 million compared with $39.7 million for twelve months ended May 30, 1998. Decelle comparative store sales decreased 8.9% for the twelve months ended May 29, 1999 compared with the similar twelve month period of a year ago. One Decelle store was closed during fiscal 1999 which contributed $2.3 million to last year's sales.

         Other income (consisting of rental income from leased departments, investment income and miscellaneous items) decreased to $17.2 million for fiscal 1999 compared with $20.2 million for the similar period of a year ago. This decrease is primarily the result of investment income decreases of approximately $2.9 million, resulting from a decrease in investable funds during the comparative fiscal periods and a decrease in interest rates during most of the comparative period.

         Cost of sales increased $77.7 million (6.5%) for the twelve months ended May 29, 1999 compared with the twelve months ended
May 30, 1998. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year as well as an increase in cost of sales as a percentage of net sales, which increased from 63.6% to 64.3%.
This increase was due mainly to higher markdowns as a percentage of sales this year over last year, and a slight increase in shrinkage loss.

         Selling and administrative expenses increased $45.5 million (8.1%) from the 1998 period to the 1999 period. This increase was due mainly to an increase in the number of stores in operation and increases in payroll and payroll related expenses. As a percentage of net sales, selling and administrative expenses were 30.7% for the twelve months ended
May 29, 1999 compared with 29.9% for the twelve months ended May
30, 1998.

         Depreciation and amortization expense amounted to $35.0 million in the twelve months ended May 29, 1999 compared with $32.8 million in the twelve months ended May 30, 1998. This increase of $2.2 million in the fiscal 1999 period compared with the comparable 1998 period is attributable primarily to new stores opened during the year as well as remodeling and refixturing of existing stores.

         Interest expense decreased $1.8 million for the twelve months ended May 29, 1999 compared with the similar period of a year ago. The decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayments of the subordinated note and the industrial development bonds.

         The provision for income taxes decreased to $28.4 million for the twelve months ended May 29, 1999 from $41.2 million for the similar fiscal period a year ago. This decrease in the tax provision was due to lower earnings as well as a decrease in the effective tax rate. The effective tax rate for fiscal 1999 was 37.2% compared with 39.8% in the prior fiscal year. This rate decrease is due primarily to a decrease in the effective state tax rate and an increase in federal jobs tax credits available to the Company.

         Net income decreased $14.6 million to $47.8 million for the 1999 period from $62.4 million for the comparative 1998 period.
Net income per share was $1.02 per share for fiscal 1999 compared with $1.31 per share for the comparable 1998 period.

Results of Operations
---------------------

                      Eleven Months Ended
                      -------------------
                 May 30, 1998 and May 24, 1997
                 -----------------------------

              The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the eleven months ended May 30, 1998 and May 24, 1997
(unaudited).

                         Percentage of Net Sales
                         ------------------------

                           Eleven Months Ended
                           -------------------


                                        May 30, 1998             May 24, 1997
                                        -------------            ------------
Net Sales                                   100.0%                   100.0%

Costs and Expenses:

Cost of Sales                                63.7                     64.2

Selling and Administrative Expenses          29.4                     28.6

Depreciation and Amortization                 1.6                      1.7

Interest Expense                              0.4                      0.4
                                             -----                    -----

                                             95.1                     94.9

Other Income                                  1.0                      1.0
                                             -----                    -----

Income Before Income Taxes                    5.9                      6.1

Provision for Income Taxes                    2.4                      2.5
                                             -----                    -----
Net Income                                    3.5%                     3.6%
                                             =====                    =====

Performance for the Eleven Months (48 weeks) Ended May 30, 1998
---------------------------------------------------------------
Compared With the Eleven Months (47 weeks) Ended May 30, 1997
-------------------------------------------------------------
(unaudited)
-----------

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

         Selling and administrative expenses increased $57.8 million (12.3%) from the 1997 period to the 1998 period. This increase in expense was due mainly to an increase in payroll and payroll related expenses. Comparative store payroll costs increased 9.0% in the 1998 period compared with the 1997 period. Annual pay increases, increased staffing levels at the stores due to the rollout of the new shoe department and baby depot department and an increase in the number of department managers at the store level, contributed to this change. In addition, the Company incurred increased staffing levels at both the home office and the distribution center during the fiscal 1998 period. Selling and administrative expenses approximated $10.8 million during the forty-eighth week of fiscal 1998. As a percentage of net sales, selling and administrative expenses were 29.4% in the 1998 fiscal period compared with 28.6% for the prior comparable fiscal period.

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

Liquidity and Capital Resources
-------------------------------

         During fiscal 1999, the Company opened fifteen Burlington Coat Factory Warehouse stores, closed five stores and relocated five others to new locations within their trading areas. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 1999 were approximately $20.2 million. Expenditures for store relocations, store expansions and store refurbishings were approximately $28.2 million during fiscal
1999. During fiscal 1999, the Company purchased the land and building associated with one of its new stores for $4.6 million and acquired the leases of six stores for $8.8 million. Other capital expenditures, consisting primarily of computer system enhancements and distribution center improvements amounted to $16.2 million for fiscal 1999. For fiscal 2000, the Company estimates that it will spend approximately $70.0 million for capital expenditures (i.e., building acquisitions, fixtures, equipment and leasehold improvements) in connection with the opening of approximately twenty-five new stores, remodeling and expansion of existing stores, expansion of the Company's warehouse facilities, and computer enhancement projects.*

         The Company repurchased 1,021,000 shares of its stock, costing approximately $15.2 million in the current fiscal period. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of May 29, 1999 the Company had authority to purchase an additional $7.7 million of its stock.

         Working capital decreased to $332.8 million at May 29, 1999 from $368.5 million at May 30, 1998. At June 28, 1997, working capital was $319.7 million.

         Total funds provided from operations for the fiscal year ended May 29, 1999, the eleven months ended May 30, 1998 and the fiscal year ended June 28, 1997 were $94.7 million, $97.6 million, and $97.1 million, respectively. Total funds from operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

         Net cash provided by operating activities of $73.1 million for fiscal 1999 increased from $47.4 million in net cash provided from operating activities for fiscal 1998. This increase in net cash from operations was due primarily to a less dramatic increase in inventories during fiscal 1999 compared with the increase from fiscal 1997 to fiscal 1998. Inventories increased 5.5% at the end of fiscal 1999 over last fiscal year-end compared with a 29.6% increase from fiscal 1997 year-end to

*  Forward Looking Statement.  See Safe Harbor Statement on Page 6.

fiscal 1998. As of May 29, 1999, same store inventories were flat.

         On September 10, 1998, the Board of Directors of the Company declared the annual cash dividend in the amount to two cents
($0.02) per share. The cash dividend was paid on October 26, 1998, to stockholder of record on September 30, 1998. The paid dividend amounted to $0.9 million.

         The Company's long-term borrowings at May 29, 1999 include $51.8 million of long term subordinated notes issued by the Company to institutional investors in June, 1990 ("the Notes") and an industrial development refunding bond of $8.9 million issued by the New Jersey Economic Development Authority (the
"Refunding Bonds").

         The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have a remaining average maturity of 3.1 years and are subject to mandatory payment in installments of $7.4 million each without premium on June 27 of each year. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. The Company has no current plans to repurchase or repay any additional amounts earlier than scheduled due to prohibitive prepayment penalties but may consider doing so in the future should conditions favorable to the Company present themselves.*

         The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $2.5 million and mature in series annually on September 1, beginning in 1996 and continuing to and including 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010.
The average interest rate and average maturity of the Refunding Bonds are 5.7% and 6.9 years, respectively. During fiscal 1999, the Company expended approximately $.4 million for the repayment of the Refunding Bonds.

         The Company has in place a committed line of credit agreement in the amount of $50.0 million and $50.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the fiscal 1999 and fiscal 1998 periods. The Company had letter of credit commitments

*  Forward Looking Statement.  See Safe Harbor Statement on Page 6.

outstanding against these lines of credit of $20.9 million at the end of fiscal 1999 and $33.8 million at the end of fiscal 1998.

         The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit and term and loan agreement as well as uncommitted lines of credit.* Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.*

Year 2000*
----------

         The inability of computers, software, and any equipment utilizing microprocessors or embedded systems to properly recognize and process date information prior to, during and after January 1, 2000 is commonly referred to as the Year 2000("Y2K") compliance problem.

         As of May 29, 1999, the Company continues assessment of how Y2K will impact operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K products which are critical to the business computing systems infrastructure. An inventory of all in-house software systems has been completed, and said systems are being remediated, where applicable, for compliance. In addition, a selected number of these systems are being audited for compliance by an independent professional service provider as a means to further verify compliance. A survey of third party software and equipment has been conducted in order to determine critical business systems requiring Y2K compliance verification. These systems are being upgraded or replaced, as appropriate, to guarantee compliance. Hardware systems have also been examined and appropriate paths charted to achieve Y2K compatibility.
Critical vendors with which the Company conducts business have been identified and are being contacted to assure their goods and/or services are compliant with Company Y2K standards.  The goal for completing fiscal year 2000 compliance for all business mission-critical computing system environments was successfully
reached on May 29, 1999.    The transition of the Company's
accounting and record keeping system to fiscal 2000 from fiscal
1999 was accomplished without any significant problem. Calendar year 2000 compliance of business mission-critical computing system environments is scheduled for completion by mid-September 1999.

         All costs associated with the Y2K project to date have been expensed as incurred. The Company's total estimated cost of the

*  Forward Looking Statement.  See Safe Harbor Statement on Page 6.

Y2K compliance program is approximately $2 million to $3 million, of which approximately $0.2 million was incurred as of May 30, 1998 and $1.5 million during fiscal 1999. The remaining expenditures are expected to occur primarily in the first six months of fiscal 2000. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Based upon current benchmarks, the Company believes that it has the necessary resources in-house to complete all required Y2K remediation. In the event that internal resources are insufficient to complete the project in a timely manner, outsourcing the Y2K project, either in part or whole, to a Y2K Service Provider may be necessary.

         The Company does not know with absolute certainty how the transition from Calendar 1999 to Calendar 2000 will affect its operations. Moreover, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that failure by those companies to address their Y2K compliance would not have an adverse material impact on the Company. Disruption of business functions due to events beyond the Company's reasonable control, such as power grid or telecommunications failures and disruption of product supply and distribution channels, may result in temporary interruption of operations localized within the region of failure.

         Contingency plans are in progress to address the aforementioned scenarios as well as those events associated with minor disruptions within the Company business cycle in areas such as store loss prevention, distribution center operations, physical plant management, and human resource administration.

Inflation
---------

         Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased, and therefore, inflation has not had a significant effect on operations.*

Item 7A. Quantitative and Qualitative Disclosures About Market Risks
         ------------------------------------------------------------
         The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the

*  Forward Looking Statement.  See Safe Harbor Statement on Page 6.

terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At May 29, 1999, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments at May 29, 1999 (in thousands):

         Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at May 29, 1999 (in thousands)

                                Average                   Average
                Fixed Rate     Interest     Long-Term    Interest
                   Debt           Rate     Investments     Rate
                ----------------------------------------------------
2000              $7,919        10.3%           -          6.3%
2001               7,905        10.3%           -          6.3%
2002               7,905        10.3%         $4,200       6.3%
2003               7,955        10.2%           -          6.5%
2004               8,005        10.2%         20,000       6.5%
Thereafter        21,200         9.2%           -           -

Total            $60,889                     $24,200        -

Fair Value
at May 29, 1999  $64,331                     $24,175


Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

         See Index to Financial Statements and following pages.


Item 9.  Changes in and Disagreements with Accountants
         ---------------------------------------------
         on Accounting and Financial Disclosure
         ----------------------------------------

         None.

                            PART III


Item 10. Directors and Executive Officers of the
         ---------------------------------------
         Registrant
         ----------

Item 11. Executive Compensation
         ----------------------

Item 12. Security Ownership of Certain Beneficial
         ----------------------------------------
         Owners and Management
         ---------------------


Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

         In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items
10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after May 29, 1999.

                             PART IV

Item 14. Exhibits, Financial Statement Schedules,
         ----------------------------------------
         and Reports on Form 8-K
         -----------------------

         (a) The following documents are filed as part of this Report.

                                                                Page No.
                                                                --------
             1.    Financial Statements

                   Index to Consolidated Financial Statements       32

                   Independent Auditors' Report                     33

                   Consolidated Balance Sheets                      34
                     May 29, 1999 and May 30, 1998

                   Consolidated Statements of Operations            35
                     for the Twelve Months Ended
                     May 29, 1999, the Eleven Months
                     Ended May 30, 1998 and the Twelve Months
                     Ended June 28, 1997

                   Consolidated Statements of Stockholders'         36
                     Equity for the Twelve Months Ended
                     June 28, 1997, the Eleven Months Ended
                     May 30, 1998 and the Twelve Months Ended
                     May 29, 1999

                   Consolidated Statements of Cash                  37
                     Flows for the Twelve Months Ended
                     May 29, 1999, the Eleven Months Ended
                     May 30, 1998, and the Twelve Months
                     Ended June 28, 1997

                   Notes to Consolidated Financial Statements       38



             2.    Financial Statement Schedules

                   Schedule II - Valuation and Qualifying Accounts  56

                   Schedules I, III, IV and V are omitted because
                     they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

                                                                Page No.
                                                                --------
             3.    Exhibits


             3.1   Articles of Incorporation, as amended           1/
                                                                   ---

             3.2   By-laws                                         1/
                                                                   ---


            10.1   Cohoes Fashions, Inc. Employees' 401(k)         2/
                   Savings Plan (as amended and restated           ---
                   effective January 1, 1999)

            10.2   1993 Stock Incentive Plan*                      1/
                                                                   ---

            10.3   1998 Stock Incentive Plan*                      1/
                                                                   ---

            10.4   Revolving Credit Agreement dated August 30,     3/
                   1985 between the Company and BancOhio           ---
                   National Bank, as amended through
                   Amendment No. 6

            10.5   Amendment No. 7 to Revolving Credit Agreement   1/
                   dated June 1, 1998 between the Company and      ---
                   National City Bank

            10.6   Burlington Coat Factory Warehouse Corporation   4/
                   401(k) Profit-Sharing Plan (as amended and      ---
                   restated effective January 1, 1999)
____________________

(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 30, 1998. File No. 1-8739.

(2) Incorporated by reference to Exhibits filed with the Company's Registration Statement on Form S-8 with the Commission on May 20, 1999. File No. 333-78941.

(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June
    29, 1996, File No. 1-8739.

(4) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended February 27, 1999.
    File No. 1-8739.

*   Executive Compensation Plan

                                                                Page No.
                                                                --------

            10.7   Loan Agreement dated as of August 1, 1995 by    5/
                     and between New Jersey Economic Development   ---
                     Authority and Burlington Coat Factory Ware-house of New Jersey, Inc.

            10.8   Assignment of Leases dated as of August 1,      5/
                     1995 from Burlington Coat Factory Warehouse   ---
                     of New Jersey, Inc. to First Fidelity
                     Bank, National Association

            10.9   Mortgage and Security Agreement dated as of     5/
                     August 1, 1995 between Burlington Coat        ---
                     Factory Warehouse of New Jersey, Inc. and
                     First Fidelity Bank, National Association

           10.10   Indenture of Trust dated as of August 1, 1995   5/
                     by and between New Jersey Economic Development--- Authority and Shawmut Bank Connecticut,
                     National Association

           10.11   Guaranty and Suretyship dated as of August 1,   5/
                     1995 from the Company to First Fidelity Bank, --- National Association

           10.12 Letter of Credit Reimbursement Agreement dated 5/ as of August 1, 1995 between Burlington Coat --- Factory Warehouse of New Jersey, Inc. and
                     First Fidelity Bank, National Association

           10.13  Environmental Indemnity Agreement dated as of    5/
                     August 1, 1995 between Burlington Coat Factory--- Warehouse of New Jersey, Inc. and First
                     Fidelity Bank, National Association

           10.14  Note Agreement dated June 27, 1990               5/
                                                                   ---


________________

(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended
     July 1, 1995.  File No. 1-8739.

                                                                Page No.
                                                                --------

           10.15  Amendment to Note Agreement dated as of          61
                     January 1, 1999

              21  Subsidiaries of Registrant                       65

              23  Consent of Deloitte & Touche LLP, independent    67
                    certified public accountants, to the use of their report on the financial statements of the Company for the year ended May 29, 1999 in the Registration Statements of the Company on Form S-8, Registration No. 2-96332,
                    No. 33-21569, No. 33-51965, No. 333-41077,
                    No. 333-65995, and No. 333-78941

              27   Financial Data Schedule                         69




              EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
              ---------------------------------------------
       Description                     Location
       -----------                     --------

1) 1993 Stock Incentive Plan      Filed as Exhibit 10.2

2) 1998 Stock Incentive Plan      Filed as Exhibit 10.3

     (b)  Reports on Form 8-K

         During the period ended May 29, 1999 the Company did not file any report on Form 8-K.

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

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
              ---------------------------------------------
                              (Registrant)

By:       /s/Monroe G. Milstein
          ---------------------
       Monroe G. Milstein, President

Dated: August 27, 1999

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                      Title                    Date

 /s/Monroe G. Milstein       Chief Executive Officer   August 27, 1999
-------------------------    and President (Principal
Monroe G. Milstein           Executive Officer);
                             Director

 /s/Robert L. LaPenta, Jr.   Controller (Principal     August 27, 1999
--------------------------   Financial and
Robert L. LaPenta, Jr.       Accounting Officer)

 /s/Bernard Brodsky          Treasurer                 August 27, 1999
--------------------------
Bernard Brodsky

--------------------------   Director
Henrietta Milstein

 /s/Harvey Morgan            Director                  August 27, 1999
--------------------------
Harvey Morgan

 /s/Andrew R. Milstein       Director                  August 27, 1999
--------------------------
Andrew R. Milstein

 /s/Stephen E. Milstein      Director                  August 27, 1999
--------------------------
Stephen E. Milstein

 /s/Mark A. Nesci            Director                  August 27, 1999
--------------------------
Mark A. Nesci

 /s/Irving Drillings         Director                  August 27, 1999
--------------------------
Irving Drillings

                 [THIS PAGE INTENTIONALLY LEFT BLANK]

            BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
             ---------------------------------------------

                          AND SUBSIDIARIES
                         -------------------

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                ------------------------------------------

                                                         Page No.

Independent Auditors' Report                               33

Consolidated Balance Sheets                                34
  May 29, 1999 and May 30, 1998

Consolidated Statements of Operations for the              35
  Twelve Months Ended May 29, 1999, the Eleven Months
  Ended May 30, 1998 and the Twelve Months
  Ended June 28, 1997

Consolidated Statements of Stockholders' Equity            36
  for the Twelve Months Ended June 28, 1997, for the Eleven Months Ended May 30, 1998 and the Twelve
  Months Ended May 29, 1999

Consolidated Statements of Cash Flows for the              37
  Twelve Months Ended May 29, 1999, the Eleven Months
  Ended May 30, 1998 and the Twelve Months Ended
  June 28, 1997

Notes to consolidated financial statements                 38

Financial Statement Schedules

  Schedule II -- Valuation and Qualifying Accounts         56

  Schedules I, III, IV and V are omitted because they are not applicable or not required because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

       We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and its subsidiaries as of May 29, 1999 and May 30, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended May 29, 1999 and for the eleven months in the period ended May 30, 1998 and for the year ended June 28, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

       In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries at May 29, 1999 and May 30, 1998, and the results of their operations and their cash flows for the year ended May 29, 1999 and for the eleven months in the period ended May 30, 1998 and for the year ended June 28, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
July 28, 1999

           BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

           (All amounts in thousands except share data)


                                                        May 29,       May 30,
                                                         1999          1998
                                                        -------       -------
Current Assets:
  Cash and Cash Equivalents                            $106,952      $153,964
  Accounts Receivable (Net of Allowance for Doubtful
    Accounts of 1999-$723 and 1998-$1,103)               14,227        17,578
  Merchandise Inventories                               501,040       474,817
  Deferred Tax Asset                                     10,231        11,207
  Prepaid and Other Current Assets                       18,247        22,993
  Prepaid Income Tax                                        973          -
                                                        -------       -------
         Total Current Assets                           651,670       680,559
                                                        -------       -------
Property and Equipment Net of Accumulated
  Depreciation and Amortization                         252,221       222,813
Long Term Investments                                    24,175          -
Other Assets                                             13,569         6,435
                                                       --------       -------
Total Assets                                           $941,635      $909,807
                                                       ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable                                     $222,766      $198,597
  Income Taxes Payable                                     -           10,372
  Accrued Insurance Costs                                10,814        17,532
  Other Current Liabilities                              77,412        76,807
  Current Maturities of Long-Term Debt                    7,919         8,792
                                                       --------      --------

         Total Current Liabilities                      318,911       312,100

Long-Term Debt                                           52,970        60,890
Other Liabilities                                        15,689        16,977
Deferred Tax Liability                                    5,909         3,771

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, Par Value $1; Authorized
         5,000,000 shares; none issued and outstanding     -             -
  Common Stock, Par Value $1; Authorized
         100,000,000 shares; 49,611,988 shares issued at
         May 29, 1999; 49,593,616 shares issued
         at May 30, 1998                                  49,612       49,594
  Capital in Excess of Par Value                          19,157       18,710
  Retained Earnings                                      515,814      468,958
  Unearned Compensation                                       (2)         (29)
  Accumulated Other Comprehensive Income (Loss)              (29)         -
  Treasury Stock at Cost; 1999-3,212,290 shares;
         1998-2,214,624 shares                           (36,396)     (21,164)
                                                         --------     --------
         Total Stockholders' Equity                      548,156      516,069
                                                         --------     --------
Total Liabilities and Stockholders' Equity              $941,635     $909,807
                                                        =========    =========

See notes to consolidated financial statements


          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


           (All amounts in thousands except share data)

                                       Twelve Months    Eleven Months    Twelve Months
                                           Ended            Ended            Ended
                                          May 29,          May 30,          June 28,
                                           1999             1998              1997
                                          ------------------------------------------

REVENUES:
Net Sales                              $1,988,513          $1,795,623     $1,758,368
Other Income                               17,183              18,274         18,455
                                       ----------          ----------     ----------
                                        2,005,696           1,813,897      1,776,823
                                       ----------          ----------     ----------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
  Depreciation and Amortization)        1,278,717           1,142,956      1,126,975
 Selling and Administrative Expenses      610,022             528,725        514,959
 Depreciation and Amortization             35,046              29,634         31,047
 Interest Expense                           5,771               6,829          8,080
                                        ---------          ----------      ---------
                                        1,929,556           1,708,144      1,681,061
                                        ---------          ----------      ---------
Income Before Provision for
 Income Taxes                              76,140             105,753         95,762

Provision for Income Taxes                 28,357              42,114         39,247
                                        ---------          ----------      ---------


Net Income                             $   47,783          $   63,639     $   56,515
                                       ==========          ==========     ==========

Basic and Diluted Net Income Per Share $     1.02          $     1.34     $     1.17
                                       ==========          ==========     ==========

Weighted Average Shares Outstanding    46,876,564          47,420,726     48,253,996
                                       ==========          ==========     ==========

Dividends Per Share                    $      .02          $      .02          --
                                       ==========          ==========     ==========


See notes to consolidated financial statements

           BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               TWELVE MONTHS ENDED JUNE 28, 1997,
                ELEVEN MONTHS ENDED MAY 30, 1998
              and TWELVE MONTHS ENDED MAY 29, 1999

                   (All amounts in thousands)


                                                                           Accumulated
                                      Capital in                              Other
                             Common   Excess of   Retained    Unearned     Comprehensive   Treasury
                             Stock    Par Value   Earnings  Compensation   Income (Loss)    Stock      Total
---------------------------------------------------------------------------------------------------------------
Balance at June 29, 1996     $41,165  $25,384     $349,608    ($87)             -           ($2,325)   $413,745
Net Income                                          56,515                                               56,515
Stock Options Exercised           94      551                                                               645
Tax Benefit From Exercise of
  Stock Options                            62                                                                62
Unearned Compensation                                           33                                           33
Treasury Stock Transactions                                                                 (10,785)    (10,785)

----------------------------------------------------------------------------------------------------------------

Balance at June 28, 1997      41,259   25,997      406,123     (54)             -           (13,110)    460,215
Net Income                                          63,639                                               63,639
Stock Options Exercised           78      444                                                               522
Tax Benefit From Exercise
  of Stock Options                        526                                                               526
Unearned Compensation                                           25                                           25
Treasury Stock Transactions                                                                  (8,054)     (8,054)
Stock Dividend                 8,257   (8,257)                                                                -
Dividends                                            (804)                                                 (804)

----------------------------------------------------------------------------------------------------------------

Balance at May 30, 1998       49,594   18,710     468,958      (29)             -           (21,164)    516,069
Comprehensive Income:
 Net Income                                        47,783                                                47,783
 Net Unrealized Loss on
  Noncurrent Marketable
  Securities                                                                  ($29)                         (29)
                                                                                                       ---------
 Total Comprehensive Income                                                                              47,754
Stock Options Exercised          18       198                                                               216
Tax Benefit From Exercise
  of Stock Options                        249                                                               249
Unearned Compensation                                           27                                           27
Treasury Stock Transactions                                                                 (15,232)    (15,232)
Dividends                                            (927)                                                 (927)
----------------------------------------------------------------------------------------------------------------
Balance at May 29, 1999     $49,612   $19,157    $515,814      ($2)           ($29)        ($36,396)   $548,156
================================================================================================================

See notes to consolidated financial statements

                BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All amounts in thousands)

                                                      Twelve Months     Eleven Months    Twelve Months
                                                          Ended             Ended            Ended
                                                         May 29,           May 30,         June 28,
                                                          1999              1998             1997
                                                       -----------------------------------------------
OPERATING ACTIVITIES
  Net Income                                            $47,783            $63,639        $ 56,515

  Adjustments to Reconcile Net Income to Net
     Cash Provided by Operating Activities:
    Depreciation and Amortization                        35,046             29,634          31,047
    Provision for Losses on Accounts Receivable           7,978              7,187           7,203
    Provision for Deferred Income Taxes                   3,114             (4,658)           (395)
    Loss on Disposition of Fixed Assets                     836                794           1,165
    Non-Cash Rent Expense and Other                       1,061              1,047           1,521

     Changes in Assets and Liabilities:
      Accounts Receivable                                (7,443)            (7,931)         (9,865)
      Merchandise Inventories                           (26,223)          (108,584)          4,204
      Prepaids and Other Current Assets                   4,746            (15,843)         12,652
      Accounts Payable                                   24,169             54,757          24,940
      Accrued and Other Current Liabilities             (16,873)            19,506          12,621
      Deferred Rent Incentives                           (1,085)             7,887            -
                                                       ---------           --------        --------

      Net Cash Provided by Operating Activities          73,109             47,435         141,608
                                                       ---------           --------        --------

INVESTING ACTIVITIES
  Acquisition of Property and Equipment                 (69,244)           (43,320)        (35,797)
  Proceeds From Sale of Fixed Assets                      3,682                 13             390
  Lease Acquisition Costs                                (8,825)              -               -
  Receipts Against Long-Term Notes Receivable             3,197              1,118           1,085
  Minority Interest                                          58                 56            (110)
  Acquisition of Long Term Securities                   (24,280)              -               -
  Other                                                    -                     2             (42)
                                                        --------           --------        --------

      Net Cash Used in Investing Activities             (95,412)           (42,131)        (34,474)
                                                        --------           ---------       --------
FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt                   (8,793)              (423)        (13,193)
  Issuance of Common Stock Upon Exercise of
   Stock Options                                            243                547             678
  Purchase of Treasury Stock                            (15,232)            (8,054)        (10,785)
  Payment of Dividends                                     (927)              (804)           -
                                                        --------           ---------       --------
      Net Cash Used in Financing Activities             (24,709)            (8,734)        (23,300)

      Increase (Decrease) in Cash and Cash Equivalents  (47,012)            (3,430)         83,834
      Cash and Cash Equivalents at Beginning of Period  153,964            157,394          73,560
                                                        --------           ---------       --------
      Cash and Cash Equivalents at End of Period       $106,952           $153,964        $157,394
                                                       ========           ==========      =========

Supplemental Disclosure of Cash Flow Information:
      Interest Paid                                       $6,431           $  4,000       $  8,092
                                                        ========          ==========      =========
      Income Taxes Paid                                  $36,588           $ 42,240       $ 34,212
                                                        ========          ==========      =========

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
-------------------------------------------------------------------------------

A.  Summary of Significant Accounting Policies

     1.    Business

           Burlington Coat Factory Warehouse Corporation operates 263 stores, in 42 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse"(two hundred forty-two stores), "Cohoes Fashions" (four stores), "Decelle" (eight stores), "Luxury Linens" (six stores),
     "Totally 4 Kids" (one store), and "Baby Depot"   (two stores).
     Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories.

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

     4.    Cash and Cash Equivalents

           Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at time of purchase. Cash equivalent investments amounted to $89.6 million at May 29, 1999 and $145.9 million at May 30, 1998.

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

     9.    Income Taxes

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.

    10.   Basic and Diluted Net Income Per Share

            In February 1997, the Financial Accounting Standards
     Board ("FASB") issued SFAS No. 128, Earnings Per Share.   This
     standard requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation.

            Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in calculation of basic and dilutive net income per share are as follows:


                            Twelve Months   Eleven Months  Twelve Months
                                Ended           Ended          Ended
                            May 29, 1999    May 30, 1998   June 28, 1997
                            ---------------------------------------------
                            (all amounts in thousands except per share data)

  Net Income                  $47,783       $63,639         $56,515
                              =======       =======         =======
  Weighted Average Shares
   Outstanding                 46,877        47,421          48,254
  Effect of Dilutive Stock
   Options                         87            99              96
  Weighted Average Shares Out-
   standing, Assuming
   Dilution                    46,964        47,520          48,350
                              =======        ======          ======
  Basic and Diluted Net
   Income Per Share           $  1.02        $ 1.34         $  1.17
                              =======        ======         =======

          Options to purchase 108,720 shares of common stock were outstanding during fiscal 1999, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares and therefore would be antidilutive.


     11.  Fiscal Year End Date

          During Fiscal 1998, the Board voted in favor of a resolution to change the Company's fiscal year to a 52-53 week year ending on the Saturday closest to May 31. Fiscal 1999 ended May 29, 1999 and consisted of 52 weeks. Fiscal 1998 ended on May 30, 1998 and consisted of 48 weeks. Previously, the Company's fiscal year was a 52-53 week year with its year ending on the Saturday closest to June 30th. Fiscal 1997 ended June 28, 1997 and consisted of 52 weeks. Below are set forth financial data for the twelve months ended May 29, 1999 and the twelve months ended May 30, 1998 (52 weeks).


                                      Twelve Months Ended
                                May 29, 1999     May 30, 1998
                                 (52 weeks)       (52 weeks)
                                                  (unaudited)
                                ------------------------------------
                               (in thousands except per share data)
     Revenues                   $2,005,696        $1,909,433
     Gross Profit                  709,796           688,263
     Selling and Administration
       Expenses                    610,022           564,524
     Provision for Income Taxes     28,357            41,195
     Net Income                     47,783            62,358
     Basic and Diluted Net Income
       Per Share                     $1.02            $ 1.31

     12.  Other Income

          Other income is primarily rental income received from leased departments, interest income and miscellaneous items.

     13.  Advertising Costs

          The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the twelve months ended May 29, 1999, eleven months ended May 30, 1998 and twelve months ended June 28, 1997 were $51.3 million, $44.5 million, and $45.4 million, respectively.

     14.  Impairment of Long Lived Assets

          The Company accounts for impaired long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

     15.  Stock-Based Compensation

          SFAS No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note M).

     16.  Comprehensive Income

          In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The Company presents comprehensive income as a component of stockholders' equity.

     17.  Long Term Investments

          The Company classifies its investments in debt-securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of SFAS No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company's debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component in stockholders' equity.

     18.  Recent Accounting Pronouncements

          a. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative

     Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

          b. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP is effective for the Company in fiscal 2000. The SOP will require the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company has not yet assessed what the impact of the SOP will be on the Company's future earnings or financial position.

B.   Stock Split

     On September 8, 1997, the Board of Directors declared a six-for-five split of the Company's common stock effective October 16, 1997, to stockholders of record on October 1, 1997. This stock split was effected in the form of a 20% stock dividend by the distribution of one additional share for every five shares of stock already issued. The par value of the Common Stock remained at $1.00 per share. As a result, $8.3 million, representing the total par value of the new shares issued, were transferred from the capital in excess of par value account to common stock. Weighted average shares outstanding and net income per share amounts for fiscal 1997 have been restated to reflect the six for five stock split.

C.   Property and Equipment

     Property and equipment consists of:
     ---------------------------------------------------------------------------
                                  May 29,            May 30,
                                   1999               1998
                                        (in thousands)
     ---------------------------------------------------------------------------
    Land                          $20,087             $20,690
    Buildings                      83,211              78,542
    Store Fixtures and
      Equipment                   244,813             211,470
    Leasehold Improvements         97,188              76,918
    Construction in Progress        4,857                 867
                                 ---------           ---------
                                  450,156             388,487
    Less Accumulated Depreciation
      and Amortization           (197,935)           (165,674)
                                 ---------           ---------
                                  $252,221           $222,813
                                 =========           =========

D.   Investments

     At May 29, 1999, the Company held $4.2 million and $20.0 million of held-to-maturity and available-for-sale debt securities, respectively. Held-to-maturity securities consist of Federal National Mortgage Association notes that mature on February 25, 2002 and are to be pledged as collateral under certain insurance contracts which previously had been collateralized through the use of letter of credit agreements. At May 29, 1999, amortized cost approximates fair value. Available-for-sale securities consist of a Federal Home Loan Mortgage Corporation note that matures on March 3, 2004. Gross unrealized losses were approximately $29,000 in fiscal 1999.

E.   Accounts Payable

    Accounts payable consists of:
    ----------------------------------------------------------------------------
                                  May 29,              May 30,
                                   1999                 1998
                                        (in thousands)
    ----------------------------------------------------------------------------
    Accounts Payable-Trade        $195,231            $176,914
    Accounts Payable-Due Banks      13,245               9,851
    Other                           14,290              11,832
                                  --------            --------
                                  $222,766            $198,597
                                  ========            ========

F.   Lines of Credit

     The Company had a committed line of credit of $50.0 million at both May 29, 1999 and May 30, 1998. The Company's committed line of credit renews every three years and is available through December 2002. The Company also had an uncommitted line of credit of $50.0 million and $100.0 million at May 29, 1999 and May 30, 1998, respectively. The uncommitted lines of credit are cancelable by the bank at any time. Letters of credit outstanding against these lines were $20.9 million and $33.8 million at May 29, 1999 and May 30, 1998, respectively.

     The Company had no borrowings under these credit lines during fiscal 1999 or 1998. Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate
(7.75% at May 29, 1999).

G.   Long-Term Debt

     Long-term debt consists of:

     ---------------------------------------------------------------------------
                                           May 29,            May 30,
                                            1999               1998
                                                 (in thousands)
     ---------------------------------------------------------------------------
    Subordinated Notes, 10.6%, due in
      annual principal payments of $7.4
      million from June 1999 to June 2005
      with interest due semiannually       $51,800           $59,200
    Industrial Revenue Bonds, 5.75%,
      due in semi-annual payments of
      various amounts from September 1,
      1999 to September 1, 2010              8,945             9,330
    Urban Development Action Grant, non-
      interest bearing, due April 1999        -                  917
    Promissory note, due at various dates
      through 2000 (interest rate
      imputed at 10.6%)                        144               235
                                           --------         --------

    Subtotal                                60,889            69,682

    Less current portion                    (7,919)           (8,792)
                                           --------          --------

    Long-Term Debt                         $52,970           $60,890
                                           ========          ========

    The Industrial Revenue Bonds and Urban Development Action Grant were issued in connection with the construction of the Company's distribution center. The Bonds are secured by a first mortgage on the Company's distribution center. The Urban Development Action Grant was secured by a second mortgage on the facility. Indebtedness totaling $8.9 million are secured by land and buildings with a net book value of $18.5 million at May 29, 1999.

     Long-term debt maturing in each of the next five fiscal years is as follows: 2000-$7.9 million; 2001-$7.9 million; 2002-$7.9 million;  2003-$8.0 million;  and 2004-$8.0 million.

      As of May 29, 1999, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At May 29, 1999, $296.0 million of the Company's retained earnings of $515.8 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

H.   Sales from Leased Departments

     Retail sales from certain leased departments, included in net sales, amounted to $44.4 million, $39.4 million, and $34.8 million in fiscal 1999, fiscal 1998 and fiscal 1997, respectively.

I.   Lease Commitments

     The Company leases 242 stores and office spaces under operating leases that will expire principally during the next twenty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

      The following is a schedule of future minimum lease payments under the operating leases:

     ---------------------------------------------------------------------------
           Fiscal Year                              (in thousands)
     ---------------------------------------------------------------------------
           2000                                      $76,559
           2001                                       73,502
           2002                                       69,498
           2003                                       64,602
           2004                                       58,544
           Thereafter                                294,598
                                                    --------

           Total minimum lease payments             $637,303
                                                    ========

    The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $10.0 million under non-cancelable subleases and other contingent rental agreements.

     Total rental expenses under operating leases for the periods ended May 29, 1999, May 30, 1998 and June 28, 1997 were $77.2 million, $66.2 million and $67.0 million, respectively, including contingent rentals of $2.5 million, $2.3 million, and $1.8 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $2.6 million, $2.1 million and $4.0 million which has been included in other income for the periods ended May 29, 1999, May 30, 1998, and June 28, 1997, respectively.

    The Company has irrevocable letters of credit in the amount of $14.5 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.


J.  Employee Retirement Plans

     The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section
401(k) of the Internal Revenue Code.   Membership in the salary
deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the twelve months ended May 29, 1999, the eleven months ended May 30, 1998 and the twelve months ended June 28, 1997 were $5.0 million, $6.5 million and $5.4 million, respectively.

K.  Income Taxes

     The provision for income taxes is summarized as follows:


    ----------------------------------------------------------------------------
    Period Ended                  1999        1998        1997
                                        (in thousands)
    ----------------------------------------------------------------------------
    Current:
    Federal                      $22,625     $40,214     $32,504
    State and Other                2,617       6,559       7,138
                                 -------     --------     --------
    Subtotal                      25,242      46,773      39,642
    Deferred                       3,115      (4,659)       (395)
                                 -------     --------     --------
    Total                        $28,357     $42,114     $39,247
                                 =======     ========    =========

    A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

     ---------------------------------------------------------------------------
     Period Ended                1999        1998       1997
     ---------------------------------------------------------------------------
     Tax at statutory rate       35.0%       35.0%      35.0%

     State income taxes, net
     of federal benefit           2.7         3.9        4.8

     Other charges                (.5)         .9        1.2
                                 -----        ---       ----
     Effective tax rate          37.2%       39.8%      41.0%
                                 =====       =====      =====


     Deferred income taxes for 1999 and 1998 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

     Temporary differences which give rise to deferred tax assets and liabilities at May 29, 1999 and May 30, 1998 are as follows:

    --------------------------------------------------------------------------------
    Period Ended                             1999                      1998
                                       Tax         Tax           Tax         Tax
                                      Assets   Liabilities      Assets   Liabilities
                                                      (in thousands)
    --------------------------------------------------------------------------------
    Current:
     Allowance for doubtful accounts $   291                   $   444
     Compensated absences                917                       838
     Inventory costs and reserves
       capitalized for tax purposes    5,397                     4,381
     Insurance reserves                4,481                     6,982
     Prepaid items deductible
      for tax purposes                           $ 1,383                   $ 1,582
     Other                               528                       144
                                     -------     -------       -------     -------
                                     $11,614     $ 1,383       $12,789     $ 1,582
                                     =======     =======       =======     =======

   Non-Current:
     Depreciation                                $13,123                   $11,116
     Accounting for rent expense     $ 4,182                   $ 4,855
     Pre-opening costs                 3,033                     2,502
     Other                                            1                         12
                                     -------     -------       -------      ------
                                     $ 7,215     $13,124       $ 7,357     $11,128
                                     =======     =======       =======     =======

    No valuation account is deemed necessary.


L.  Supplementary Income Statement Information


    ----------------------------------------------------------------------------
    Period Ended              1999        1998          1997
                                   (in thousands)
    ----------------------------------------------------------------------------
    Repairs and Maintenance  $22,513    $19,977        $19,913

     All other required items are omitted since they are less than 1% of total revenues.

M.    Incentive Plans

      In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan") which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988 the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares under this Plan. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 540,000 shares of common stock have been reserved for issuance under the 1993 Plan. This plan expired in August 1998. In October, 1998, the stockholders of the Company approved a stock incentive plan (the "1998 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 350,000 shares of common stock have been reserved for issuance under the 1998 Plan. A summary of stock options transactions in fiscal periods 1997, 1998 and 1999 is as follows (all share information has been restated to reflect the six for five stock split):

--------------------------------------------------------------------------------
                                                Weighted Average
                                 Number          Exercise Price
                                of Shares          Per Share
--------------------------------------------------------------------------------
     Options outstanding
      June 29, 1996. . . . .     421,764           $ 7.28
     Options issued. . . . .      20,880           $ 8.90
     Options cancelled . . .        (202)          $ 4.56
     Options exercised . . .    (112,318)          $ 5.74
                                ----------         -------

     Options outstanding
      June 28, 1997 . . . .      330,124           $ 7.91
     Options issued . . . .       75,700           $16.28
     Options cancelled. . .       (2,813)          $ 6.62
     Options exercised. . .      (85,337)          $ 6.12
                                 ----------        -------

     Options outstanding
      May 30, 1998. . . . .      317,674           $10.40
     Options issued . . . .        2,900           $22.13
     Options(cancelled)reversed      541           $ 4.56
     Options exercised. . .      (18,372)          $ 6.41
                                 ----------        -------
     Options outstanding
      May 29, 1999. . . . .      302,743           $10.74
                                 ----------        -------
     Options exercisable. .      299,843           $10.63
                                 ----------        -------



     The following table summarizes information about the stock options outstanding under the Company's option plans as of May 29, 1999:

                                       Options Outstanding                   Options Exercisable
                          ---------------------------------------------    -----------------------
                                             Weighted
                                              Average          Weighted                  Weighted
          Range of          Number           Remaining         Average       Number      Average
          Exercise        Outstanding       Contractual        Exercise    Exercisable   Exercise
           Prices         at 5/29/99            Life            Price       at 5/29/99     Price
          --------        -----------       ------------       ---------   ------------  ---------
           $4.56           100,303              .5 yrs         $ 4.56         100,303      $ 4.56

         $8.85-$9.58        93,720             6.3 yrs         $ 9.37          93,720      $ 9.38

          $16.28            75,700             8.8 yrs         $16.28          75,700      $16.28

          $20.57-
          $22.13            33,020             5.2 yrs         $20.71          30,120      $20.57
        -----------------------------------------------------------------------------------------
                           302,743                                            299,843
        -----------------------------------------------------------------------------------------


     The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, effective with the 1997 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 1997, 1998 and 1999, consistent with the methodology in SFAS 123, the pro forma effects on the Company's net income per share would have been as follows (in thousands, except per share amounts):

                                    1999      1998      1997
                                   -------   -------   -------
     Net Income:
       As reported                 $47,783   $63,639   $56,515
       Pro forma                   $47,374   $63,540   $56,146

     Net Income per Share:
       As reported                   $1.02     $1.34     $1.17
       Pro forma                     $1.01     $1.34     $1.17


     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997.

                                     1999        1998        1997
                                    ------      ------      ------
     Risk-free interest rate         5.40%       5.65%        6.5%
     Expected volatility            48.4%       42.9%        42.9%
     Expected life                   8 years    10 years     10 years
     Contractual life               10 years    10 years     10 years
     Fair value of options granted $10.46      $10.38        $5.62

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

N.   Interim Financial Information (Unaudited)
     (All amounts in thousands except per share data)

                                                                            Basic and
                                              Provision                      Diluted
                                              (Benefit)                     Net Income
                                Gross         for Income    Net Income     (Loss) per
         Quarter   Net Sales   Profit           Taxes         (Loss)        Share (1)
       --------------------------------------------------------------------------------
       1999:

         First    $347,187    $120,022         ($7,642)      ($11,477)      ($.24)

         Second    598,827     225,323          20,066         30,203         .64

         Third     586,992     193,621          13,187         23,171         .50

         Fourth    455,507     170,830           2,746          5,886         .13

       1998:

         First    $335,270    $118,835         ($7,054)      ($10,207)      ($.21)

         Second    778,230     288,755          46,876         70,373        1.48

         Third     397,110     139,021             268            443         .01

         Fourth(2) 285,013     106,056           2,024          3,030         .06


     ____________________

     (1) Net income per share is based on the weighted average number of shares outstanding during each of the quarters. The sum of the four quarters may not equal the full year computation due to rounding.

     (2) The fourth fiscal quarter of fiscal 1998 consisted of two months.

     On an interim basis during fiscal 1999, the Company valued inventory at the lower of cost, on a first in first out (FIFO) basis, or market, as determined by the retail inventory method. Prior to the first fiscal quarter of fiscal 1999, on an interim basis the Company valued inventory using the gross profit method and at year-end valued inventory at the lower of FIFO cost or market as determined by the retail inventory method. The annual adjustment for the difference between actual gross profit and interim estimated gross profit was recorded in the fourth quarter of the fiscal year. This adjustment was not material for the fiscal year ended May 30, 1998. Results of quarterly operations are impacted by the highly seasonal nature of the Company's business, timing of certain holiday selling seasons and the comparability of calendar weeks within a quarter as a result of the 52/53 week fiscal years.

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

     Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair value of long-term debt (including current maturities) is as follows:


      --------------------------------------------------------------------------------------
                                           May 29, 1999                   May 30, 1998
                                        Carrying      Fair             Carrying        Fair
                                         Amount      Value              Amount        Value
                                                        (in thousands)
      --------------------------------------------------------------------------------------
      Long-Term Debt
       (including current maturities)   $60,889     $64,331            $69,682       $70,864
      --------------------------------------------------------------------------------------


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

P. Segment Information

      The Company reports segment information in accordance with SFAS No.131, Disclosure about Segments of an Enterprise and Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows:

Year Ended         May 29, 1999       May 30, 1998     June 28, 1997
                ----------------    ----------------  ---------------
Apparel              $1,564,175       $1,441,534        $1,429,111
Non-Apparel             424,338          354,089           329,257
                ----------------    ----------------  ---------------
                     $1,988,513       $1,795,623        $1,758,368
                ================    ================  ===============
                                                      (in thousands)

     Apparel includes all clothing items for men, women and children. Non-apparel includes linens, home furnishings, gifts, baby furniture and baby furnishings.

Q. Legal Matters

     In late September, 1994, the Company received summons and complaint in three separate purported class action lawsuits. Each of the complaints was consolidated into a single amended complaint which sought unspecified damages and alleged a cause of action arising under certain federal securities laws for alleged material misstatements and omissions in public statements by the Company and five executive officers purportedly causing the market price of the Company's common stock to be artificially inflated during the period October 4, 1993 through September 23, 1994, inclusive. On February 25, 1999, the District Court entered an order granting the Company's motion to dismiss in its entirety thus dismissing plaintiff's final amended complaint without leave to replead. The time in which to appeal the District Court's decision expired on March 29, 1999. Accordingly, this matter has been finally concluded in favor of the Company and all of the individual defendants.

     From time to time in the ordinary course of business, the Company is party to other litigation. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements; however, there can be no assurances to this effect.

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of two cents ($.02) per share in fiscal 1999 and 1998. The cash dividend for fiscal 1999 was declared on September 10, 1998, and was paid on October 26, 1998, to stockholders of record on September 30,1998. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors is to retain the majority of earnings to finance the growth and development of the Company's business. At May 29, 1999, $296.0 million of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.


Market for the Registrant's Common Equity and Related Stockholder
Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York
Stock Exchange for each fiscal quarter for the period from June 30, 1996 to May 29, 1999 and for the two months ended July 31, 1999:

-----------------------------------------------------------------
Period                             Low Price        High Price
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

-----------------------------------------------------------------
May 31, 1998 to
August 29, 1998                    18 3/8            27 3/8
-----------------------------------------------------------------
August 30, 1998 to
November 28, 1998                  13 15/16          22 11/16
-----------------------------------------------------------------
November 29, 1998 to
February 27, 1999                  12 13/16          16 5/8
-----------------------------------------------------------------
February 28, 1999 to
May 29, 1999                       11 1/16           17 5/16
-----------------------------------------------------------------
May 30, 1999 to
July 31, 1999                      16 1/4            19 1/2
-----------------------------------------------------------------


     As of July 31, 1999, there were 346 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.


          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
         Schedule II - Valuation and Qualifying Accounts
                    (All amounts in thousands)


-------------------------------------------------------------------------------------------------
                                 COL.A        COL.B         COL.C           COL.D       COL.E
-------------------------------------------------------------------------------------------------
                              BALANCE AT                  CHARGED TO     BALANCE OF
                              BEGINNING     CHARGED TO       OTHER       ACCOUNTS     AT END OF
DESCRIPTION                   OF PERIOD       EXPENSE      ACCOUNTS     WRITTEN OFF     PERIOD
-------------------------------------------------------------------------------------------------
Period Ended 5/29/99
---------------------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE          $1,103         $7,978            $0        ($8,358)      $723

Period Ended 5/30/98
---------------------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE          $  953         $7,187            $0        ($7,037)      $1,103

Period Ended 6/28/97
--------------------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE          $  990         $7,203            $0        ($7,240)      $  953

               [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                               File No. 1-8739
--------------------------------------------------------------------------------




                          SECURITIES AND EXCHANGE COMMISSION

                                 Washington D.C. 20549

                                   EXHIBITS FILED WITH

                                        FORM 10-K

                                  FOR FISCAL YEAR ENDED

                                       May 29, 1999

                                          under

                          The Securities Exchange Act of 1934






                     BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

                  (Exact Name of Registrant as specified in its Charter)

                        INDEX TO EXHIBITS

Exhibits                                                      Page No.
--------                                                      ---------

         3.   Exhibits


         3.1  Articles of Incorporation, as amended             1/
                                                                ---

         3.2  By-laws                                           1/
                                                                ---

        10.1  Cohoes Fashions, Inc. Employees' 401(k)           2/
              Savings Plan (as amended and restated effective   ---
              January 1, 1999)

        10.2  1993 Stock Incentive Plan*                        1/
                                                                ---
        10.3  1998 Stock Incentive Plan*                        1/
                                                                ---
        10.4  Revolving Credit Agreement dated August 30,       3/
              1985 between the Company and BancOhio             ---
              National Bank, as amended through
              Amendment No. 6

        10.5  Amendment No. 7 to Revolving Credit Agreement     1/
              dated June 1, 1998 between the Company and        ---
              National City Bank

        10.6  Burlington Coat Factory Warehouse Corporation     4/
              401(k) Profit-Sharing Plan (as amended and        ---
              restated effective January 1, 1999)
____________________

(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May
    30, 1998.  File No. 1-8739.

(2) Incorporated by reference to Exhibits filed with the Company's Registration Statement on Form S-8 with the
    Commission on May 20, 1999.  File No. 333-78941.

(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June
    29, 1996, File No. 1-8739.

(4) Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the period ended
    February 27, 1999.  File No. 1-8739.

*   Executive Compensation Plan

Exhibits                                                           Page No.
--------                                                           --------

        10.7   Loan Agreement dated as of August 1, 1995 by           5/
                     and between New Jersey Economic Development      ---
                     Authority and Burlington Coat Factory Ware-house of New Jersey, Inc.

        10.8   Assignment of Leases dated as of August 1,             5/
                     1995 from Burlington Coat Factory Warehouse      ---
                     of New Jersey, Inc. to First Fidelity
                     Bank, National Association

        10.9   Mortgage and Security Agreement dated as of            5/
                     August 1, 1995 between Burlington Coat           ---
                     Factory Warehouse of New Jersey, Inc. and
                     First Fidelity Bank, National Association

        10.10  Indenture of Trust dated as of August 1, 1995          5/
                     by and between New Jersey Economic Development   ---
                     Authority and Shawmut Bank Connecticut,
                     National Association

        10.11  Guaranty and Suretyship dated as of August 1,          5/
                     1995 from the Company to First Fidelity Bank,    ---
                     National Association

        10.12  Letter of Credit Reimbursement Agreement dated         5/
                     as of August 1, 1995 between Burlington Coat     ---
                     Factory Warehouse of New Jersey, Inc. and
                     First Fidelity Bank, National Association

        10.13  Environmental Indemnity Agreement dated as of          5/
                     August 1, 1995 between Burlington Coat Factory   ---
                     Warehouse of New Jersey, Inc. and First
                     Fidelity Bank, National Association

        10.14  Note Agreement dated June 27, 1990                     5/
                                                                      ---

        10.15  Amendment to Note Agreement dated as of                61
                     January 1, 1999

           21  Subsidiaries of Registrant                             65

           23  Consent of Deloitte & Touche LLP, independent          67
               certified public accountants, to the use of their report on the financial statements of the Company for the year ended May 29, 1999 in the Registration Statements of the Company on Form S-8, Registration No. 2-96332,
               No. 33-21569, No. 33-51965, No. 333-41077,
               No. 333-65995 and No. 333-78941

           27  Financial Data Schedule                                69


-------------------
(5) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended
    July 1, 1995.  File No. 1-8739.