Form 10-Q
period 1999-05-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 1999-10-12
CIK 718916

FORM 10-Q

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended August 28, 1999
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No
                   _______                ________

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                 Outstanding at September 27, 1999
--------------------------      ---------------------------------
Common stock, par value $1                  46,406,199

                                                                  Page 1 of 25



         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                            I N D E X

                                                              Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets - August 28, 1999       3
   (unaudited) and May 29, 1999

  Condensed Consolidated Statements of Operations -             4
   Three Months Ended August 28, 1999 and August 29, 1998
   (unaudited)

  Condensed Consolidated Statements of Cash Flows - Three       5
   Months Ended August 28, 1999 and August 29, 1998
   (unaudited)

  Notes to Condensed Consolidated Financial Statements     6 -  9

 Item 2.  Management's Discussion and Analysis of         10 - 17
          Results of Operations and Financial Condition

 Item 3.  Quantitative and Qualitative Disclosures             17
          About Market Risk

Part II - Other Information:

 Item 6.  Exhibits and Reports on Form 8-K                     18

SIGNATURES                                                     19

                      * * * * * * * * * * * *

                                                                  Page 2 of 25




          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                    (All amounts in thousands)

                                              August 28,           May 29,
                                                 1999               1999
                                             (Unaudited)          (Note A)
                                             ------------       ------------
ASSETS
------
Current Assets:
 Cash and Cash Equivalents                     $ 22,118          $106,952
 Accounts Receivable                             18,334            14,227
 Merchandise Inventories                        568,669           501,040
 Deferred Tax Asset                              14,413            10,231
 Prepaid and Other Current Asset                 16,975            18,247
 Prepaid Income Tax                                 799               973
                                                -------           -------

            Total Current Assets                641,308           651,670

Property and Equipment (Net of Accumulated
   Depreciation and Amortization)               270,019           252,221
Long Term Investments                            23,835            24,175
Other Assets                                     13,794            13,569
                                                -------           -------

Total Assets                                   $948,956          $941,635
                                                =======           =======


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts Payable                              $249,186          $222,766
 Other Current Liabilities                       83,561            88,226
 Current Maturities of Long Term Debt            44,921             7,919
                                                -------           -------

            Total Current Liabilities           377,668           318,911

Long Term Debt                                    8,544            52,970
Other Liabilities                                15,686            15,689
Deferred Tax Liability                            5,406             5,909

Stockholders' Equity:
 Preferred Stock                                      -                 -
 Common Stock                                    49,618            49,612
 Capital in Excess of Par Value                  19,177            19,157
 Retained Earnings                              509,469           515,814
 Unearned Compensation                                -                (2)
 Accumulated Other Comprehensive
    Income (Loss)                                  (216)              (29)
 Treasury Stock at Cost                         (36,396)          (36,396)
                                                -------           -------

             Total Stockholders' Equity         541,652           548,156
                                                -------           -------

Total Liabilities and Stockholders' Equity     $948,956          $941,635
                                                =======           =======


See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at May 29, 1999 has been derived from the audited financial statements at that date.

                                                                  Page 3 of 25

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (unaudited)

             (All amounts in thousands except share data)

                                                      Three Months Ended
                                                   August 28,     August 29,
                                                     1999            1998
                                                   ----------     ----------
REVENUES:

  Net Sales                                         $391,680        $347,187
  Other Income                                         2,978           3,240
                                                  ----------      ----------

                                                     394,658         350,427
                                                  ----------      ----------
COSTS AND EXPENSES:
  Cost of Sales
    (Exclusive of Depreciation and Amortization)     254,626         227,165
  Selling and Administrative Expenses                139,862         132,833
  Depreciation and Amortization                        9,095           7,820
  Interest Expenses                                    1,359           1,728
                                                  ----------      ----------
                                                     404,942         369,546
                                                  ----------      ----------

  Loss Before Income Tax Benefit                     (10,284)        (19,119)

  Income Tax Benefit                                  (3,939)         (7,642)
                                                  ----------      ----------
  Net Loss                                           ($6,345)       ($11,477)
                                                  ==========      ==========


Earnings Per Share:
  Basic and Diluted Net Loss Per Share                 ($.14)          ($.24)
                                                  ==========      ==========

Weighted Average Shares Outstanding               46,403,509      47,362,196
                                                  ==========      ==========



See notes to the condensed consolidated financial statements.

                                                                  Page 4 of 25

            BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                      (All amounts in thousands)


                                                         Three Months Ended
                                                       August 28,  August 29,
                                                          1999        1998
                                                       ----------  ----------

OPERATING ACTIVITIES
  Net Loss                                              ($6,345)   ($11,477)
  Adjustments to Reconcile Net Loss to Net Cash
    Provided (Used) by Operating Activities:
    Depreciation and Amortization                         9,095       7,820
    Provision for Losses on Accounts Receivable           1,533       1,307
    Provision for Deferred Income Taxes                  (4,685)     (7,813)
    Loss (Gain) on Disposition of Fixed Assets              100          (3)
    Non-Cash Rent Expense and Other                         903          80
  Changes in Operating Assets and Liabilities:
    Accounts Receivable                                  (5,642)     (5,195)
    Merchandise Inventories                             (67,629)   (111,352)
    Prepaids and Other Current Assets                     1,446       8,110
    Accounts Payable                                     26,420      53,742
    Other Current Liabilities                            (4,670)    (16,261)
                                                        -------     -------

  Net Cash Used in Operating Activities                 (49,474)    (81,042)
                                                        -------     -------

INVESTING ACTIVITIES
    Acquisition of Property and Equipment               (26,975)    (13,816)
    Proceeds From Sale of Fixed Assets                        1           3
    Acquisition of Leaseholds                            (1,064)     (2,221)
    Receipts Against Long Term Notes Receivable              51         154
    Minority Interest                                        25          52
    Other                                                     -          (1)
                                                        -------     -------

  Net Cash Used in Investing Activities                 (27,962)    (15,829)
                                                         ------      ------

FINANCING ACTIVITIES
    Principal Payments on Long Term Debt                 (7,424)     (7,807)
    Issuance of Common Stock Upon Exercise
       of Stock Options                                      26          67
    Purchase of Treasury Stock                                -        (496)
                                                        -------     -------

  Net Cash Used in Financing Activities                  (7,398)     (8,236)

  Decrease in Cash and Cash Equivalents                 (84,834)   (105,107)
  Cash and Cash Equivalents at Beginning of Period      106,952     153,964
                                                        -------     -------

  Cash and Cash Equivalents at End of Period            $22,118     $48,857
                                                        =======     =======

  Interest Paid:                                         $2,785      $3,407
                                                        =======     =======
  Income Taxes Paid:                                       $572      $7,606
                                                        =======     =======


See notes to the condensed consolidated financial statements.

                                                                  Page 5 of 25

  BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      THREE MONTHS ENDED AUGUST 28, 1999 AND AUGUST 29, 1998

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the three months ended August 28, 1999 and the corresponding period ended August 29, 1998 are not necessarily indicative of results for the fiscal year.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 1999.

3.   Merchandise inventories as of August 28, 1999 and May 29,
1999 are valued at the lower of cost, on a First In First Out
(FIFO) basis, or market, as determined by the retail inventory method.

4. As of August 28, 1999, the Company had a deferred tax liability of $5.4 million and a current deferred tax asset of $14.4 million. As of May 29, 1999, the Company had a deferred tax liability of $5.9 million and a current deferred tax asset of $10.2 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensee department sales, included in net sales, amounted to $9.2 million for the three month period ended August 28, 1999, compared with $10.1 million for the similar period of a year ago.

6. Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7.   Long-term debt consists of:

                                                 August 28,      May 29,
                                                    1999          1999
                                                 (unaudited)
                                                      (in thousands)
                                                -------------------------
     Subordinated Notes, 10.6%, due in
       annual principal payments of $7.4
       million from June 1999 to June 2005
       with interest due semi-annually             $44,400       $51,800
     Industrial Revenue Bonds, 5.75%,
       due in semi-annual payments of
       various amounts from September 1,
       1999 to September 1, 2010                     8,945         8,945
     Promissory Note, due at various dates
       through 2000 (interest rate
       imputed at 10.6%)                               120           144
                                                   --------      --------

     Subtotal                                       53,465        60,889

     Less current portion                          (44,921)       (7,919)
                                                   --------      --------
     Long-term Debt                                $ 8,544       $52,970
                                                   ========      ========

With respect to the Subordinated Notes, in addition to the $7.4 million principal payment scheduled for June 27, 2000, the Company plans to prepay the remaining balance of $37.0 million on or after that time, assuming no material change in conditions or current assunmptions. The Company anticipates prepayment penalties to amount to approximately $1.0 million. As a result of this expected prepayment, the Company has classified the entire balance of the Subordinated Notes as a current maturity of debt on the Company's Condensed Consolidated Balance Sheet as of
August 28, 1999.

8. On September 17, 1999, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend is payable on November 2, 1999 to stockholders of record on October 7, 1999.

9. The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month period ended August 28, 1999 were $6.4 million. For the three month period ended August 29, 1998, net advertising costs amounted to $8.1 million.

10. Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period. The amounts used in calculation of basic and dilutive net loss per share are as follows:

                                      Three            Three
                                     Months           Months
                                      Ended            Ended
                                   August 28,       August 29,
                                      1999             1998
                                   (unaudited)      (unaudited)
                                  -------------    -------------

                        (all amounts in thousands except per share data)
Net Loss                            ($6,345)        ($11,477)
-------------------------------------------------------------------------

Weighted Average
 Shares Outstanding                  46,404           47,362
-------------------------------------------------------------------------

Effect of Dilutive Stock Options         88              119
-------------------------------------------------------------------------

Weighted Average
  Shares Outstanding
  Assuming Dilution                  46,492           47,481
------------------------------------------------------------------------

Basic and Diluted
 Net Loss Per Share                   ($.14)           ($.24)
------------------------------------------------------------------------

11. In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The Company presents comprehensive income as a component of stockholders' equity.

12. The Company reports segment information in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands) (unaudited):

                                     Three Months Ended
                           August 28, 1999       August 29, 1998
                          -----------------     -----------------
Apparel                       $ 282,285             $ 251,925
Non-Apparel                     109,395                95,262
                               --------              --------
                              $ 391,680             $ 347,187
                               ========              ========

Apparel includes all clothing items for men, women and children.
Non-apparel includes linens, home furnishings, gifts, baby furniture and baby furnishings.

13. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $.2 million relating to these costs during the three months ended August 28, 1999.

14. The Company classifies its investments in debt securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of SFAS No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company's debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component in stockholders' equity.

15. In June 1998, the FASB issued Statement of Financial Accounting Standards. No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

16. Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
Operations.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month periods ended August 28, 1999 and August 29, 1998.

                                   Percentage of Net Sales
                                   -----------------------

                                     Three Months Ended
                                     ------------------


                                August 28,     August 29,
                                   1999           1998
                                ----------     ----------

Net sales                         100.0%         100.0%

Costs and expenses:
Cost of sales                      65.0           65.4

Selling & adminis-
  trative expenses                 35.7           38.3

Depreciation &
  amortization                      2.3            2.3

Interest expense                     .4             .5
                                  -----          -----

                                  103.4          106.5
                                  -----          -----

Other income                         .8            1.0
                                  -----          -----

Loss before income
tax benefit                        (2.6)          (5.5)

Income tax benefit                  1.0            2.2
                                  -----          -----

Net loss                          (1.6%)         (3.3%)
                                  ======         ======

                                                                 Page 10 of 25

Three Months Ended August 28, 1999 and August 29, 1998
-------------------------------------------------------

Net sales increased $44.5 million (12.8%) for the three month period ended August 28, 1999 compared with the similar period a year ago. Comparative stores sales increased 7.6%. Sales from stores opened subsequent to August 29, 1998 amounted to $21.8 million for the three months ended August 28, 1999. Stores which were in operation a year ago, but which were closed prior to this year, contributed $1.8 million to last year's sales. Sales from leased departments, included in the three month net sales figure, were $9.2 million, compared with $10.1 million for the similar period of a year ago.

The Cohoes stores contributed $8.5 million to consolidated sales for the three months ended August 28, 1999 compared with $8.2 million for the three months ended August 29, 1998. Cohoes comparative store sales increased 3.6% for the three month period.

Sales in the first quarter of fiscal 2000 for the Decelle stores were $7.3 million compared with $7.9 million for three months ended August 29, 1998. Decelle comparative store sales decreased
3.2% for the comparative three months.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $3.0 million for the three months ended August 28, 1999 and $3.2 million for the three months ended August 29, 1998. Lower investment income, resulting from a decrease in investable funds and interest rates during the comparative periods, accounted for the $.2 million decrease in other income.

Cost of sales increased $27.5 million (12.1%) for the three month period ended August 28, 1999 compared with the similar period a year ago. For the comparative three month period, cost of sales, as a percentage of sales, decreased to 65.0% from 65.4%. This percentage decrease was primarily the result of lower markdowns during the three month period compared with the similar period of a year ago.

Selling and administrative expenses increased by $7.0 million (5.3%) for the three month period ended August 28, 1999 compared with the similar period a year ago. The dollar increase in selling and administrative expenses was primarily a result of the increased number of stores operating during the three month period compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses decreased to 35.7% for the three months ended August 28, 1999, from 38.3% in the comparative three month period of a year ago. This decrease is primarily due to the increase in comparative store sales and to payroll cost controls instituted by the Company.

Interest expense decreased $.4 million for the three months ended
August 28, 1999 compared with the similar period of a year ago.
The three month decrease in interest expense is the result of amortization of the Company's long term debt.

Income tax benefit decreased to $3.9 million for the three months ended August 28, 1999 from $7.6 million for the similar period of a year ago. The effective tax rates were 38.3% and 40.0% for the three month periods ended August 28, 1999 and August 29, 1998, respectively.

Net loss decreased $5.2 million to $6.3 million for the three months ended August 28, 1999 from $11.5 million for the comparative period of a year ago. Loss per share was $.14 per share for the current fiscal year's first quarter and $.24 for the comparative three month period of a year ago.

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

Year 2000
---------

The inability of computers, software, and equipment utilizing microprocessors or embedded systems to properly recognize and process date information prior to, during and after January 1, 2000 is commonly referred to as the Year 2000 ("Y2K") compliance problem.

As of August 28, 1999, the Company continues assessment of how Y2K will impact operations. Considerable progress has been achieved in the areas of identifying, remediating, testing, and implementing Y2K products which are critical to the business computing systems infrastructure. An inventory of all in-house software systems has been completed, and said systems have been remediated, where applicable, for compliance. In addition, a selected number of these systems are being audited for compliance by two independent professional service providers as a means to further verify compliance. A survey of third party software and equipment has been conducted in order to determine critical business systems requiring Y2K compliance verification. These systems are being upgraded or replaced, as appropriate, to guarantee compliance. Hardware systems have also been examined and appropriate paths charted to achieve Y2K compatibility. Critical vendors with which the Company conducts business have been identified and contacted to assure their goods and/or services are compliant with Company Y2K standards.

The goal for completing fiscal year 2000 compliance for all business mission-critical computing system environments was successfully reached on May 29, 1999. The transition of the Company's accounting and record keeping system to fiscal 2000 from fiscal 1999 was accomplished without error.

Testing of remediated computer code for calendar year 2000 compliance began in June 1999 in a separate, isolated computing system designed and built specifically for Y2K testing, which replicates the Company's live computing systems. During such testing, controls are implemented to ensure that the code being tested and any data produced do not enter into the Company's live computing environment. With the exception of a small number of personal computers (which will be replaced before calendar year-end in accordance with the Company's normal asset retirement schedule), the Company's electronic data interchange (EDI) software (which is currently being upgraded in association with the Company's EDI vendor), and the Company's merchandise management system (MMS) (for which the Company is expecting to receive a new version of the MMS software from its MMS vendor), the Company has completed the remediation and implementation of substantially all other business mission-critical computing systems on a calendar year basis. The Company does not expect any material business interruption in connection with the replacement of personal computers, the upgrading of its EDI software or the installation and implementation of newer MMS software, all of which are scheduled to be completed prior to December 31, 1999.

All costs associated with the Y2K project to date have been expensed as incurred. The Company's total estimated cost of the Y2K compliance program is approximately $2 million to $3 million, of which approximately $1.7 million was incurred as of May 29, 1999 and $.2 million during the first quarter of fiscal 2000.
The remaining expenditures are expected to occur primarily in the remainder of fiscal 2000. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. Based upon current benchmarks, the Company believes that it has the necessary resources in-house to complete all required Y2K remediation. In the event that internal resources are insufficient to complete the project in a timely manner, outsourcing the Y2K project, either in part or whole, to a Y2K Service Provider may be necessary.

The Company does not know with absolute certainty how the transition from calendar year 1999 to calendar year 2000 will affect its operations. Moreover, there is no guarantee that computing systems and associated applications of other companies with which the Company conducts business will be converted on a timely basis or that failure by those companies to address their Y2K compliance would not have an adverse material impact on the Company. Disruption of business functions due to events beyond the Company's reasonable control, such as power grid or telecommunications failures and disruption of product supply and distribution channels, may result in temporary interruption of operations localized within the region of failure.

Contingency plans are in progress to address the aforementioned scenarios as well as those events associated with minor disruptions within the Company business cycle in areas such as store loss prevention, distribution center operations, physical plant management, and human resource administration. These contingency plans are being integrated with Company data processing procedures to ensure that the Company will be able to collect and store critical operational data as of December 31, 1999 so that such data can be reproduced, if necessary, on or after January 1, 2000.

Liquidity and Capital Resources
-------------------------------

The Company estimates spending approximately $90.0 million in capital expenditures during fiscal 2000 including $11.8 million for the purchase of store land and buildings, $35.3 million for new store openings, $24.4 million for store relocations, expansions and refurbishings, $6.0 million for upgrades and expansion of warehouse facilities, and $12.5 million for computer and other equipment expenditures. For the first three months of fiscal 2000 capital expenditures amounted to approximately $27.0 million.

Working capital was $263.6 million at August 28, 1999 compared with $332.8 million at May 29, 1999. This decrease was due primarily to purchases of property and equipment, scheduled payments of long term debt, and the classification of the Company's subordinated notes as a current liability, reflecting the Company's planned repayment of this debt in June 2000.

Net cash used in operating activities was $49.5 million for the three months ended August 28, 1999. The primary use of cash for operating activities during the current three month period was for the purchase of additional inventory. Inventory increases resulted from the stocking of new stores and from the normal seasonal buildup of inventory throughout the chain.

On September 17, 1999, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend is payable on November 2, 1999, to stockholders of record on October 7, 1999.

The Company's borrowings at August 28, 1999 include $44.4 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the "Notes") and an industrial development bond of $8.9 million issued by the New
Jersey Economic Development Authority (the "Refunding Bonds").

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of three years and are subject to mandatory payment in installments of $7.4 million each without premium on June 27 of each year. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the current year's first fiscal quarter, the Company repaid $7.4 million of the Notes. From time to time, the Company reviews the desirability of prepaying the balance of the Notes, which as of August 28, 1999 aggregates $44.4 million. If interest rates remain at current levels, the Company, in addition to making its scheduled $7.4 million payment, may prepay the remaining $37.0 million on June 27, 2000 or sometime thereafter, when the prepayment penalty associated with such prepayment would fall to approximately $1.0 million. No assurance, however, can be given that the Company will do so. Such a decision will depend in part on the availability of cash and the Company's borrowing requirements, prevailing interest rates, alternative uses for cash and general economic conditions along with many other factors. In expectation of prepaying the Notes on or after June 27, 2000, the Company has reclassified the remaining balance of the Notes to Current Maturities of Long Term Debt on the Company's Condensed Consolidated Balance Sheet.

The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $2.5 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.7% and 6.7 years, respectively.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and an additional $50.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the first three months of fiscal 2000 or fiscal 1999. The Company had letter of credit commitments outstanding against these lines of credit of $22.2 million as of the end of the first quarter of fiscal 2000 and $20.9 million at May 29, 1999.

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

Safe Harbor Statement
---------------------

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of
1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, projected sources and applications of funds, proposed developmental projects, projected sales and earnings, the Company's ability to maintain selling margins, and the Company's anticipated ability to resolve Year 2000 computer problems, if any. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms;

the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company's ability to control costs and expenses; unforseen computer related problems;
any unforseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission.
The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At August 28, 1999, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments, at August 28, 1999 (in thousands):

Expected Maturity Date of Long-Term Debt (Including Current
Portion) and Long Term Investments at August 28, 1999 (unaudited)

                    Fixed Rate       Average        Long-Term       Average
                       Debt       Interest Rate    Investments    Interest Rate
                   -----------    -------------    -----------    -------------
2000                 $   495          8.3%              -              6.3%
(remaining)

2001                  44,905         10.5%              -              6.3%

2002                     505          5.1%           $ 4,200           6.3%

2003                     555          5.2%              -              6.5%

2004                     605          5.4%            20,000           6.5%

Thereafter             6,400          6.0%              -               -
                     -------                         -------

Total                $53,465                         $24,200
                     =======                         =======

Fair Value at
August 28, 1999      $54,326                         $23,770
                     =======                         =======

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits                                          Page No.
               --------                                          --------

               10.5   Amendment No. 8 to Revolving                  20
               Credit Agreement dated September 21,
               1999 between the Company and National
               City Bank

               27     Financial Data Schedule                       24

          b. The Company filed no reports on Form 8-K during the period ended August 28, 1999.

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


         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



               /s/   Monroe G. Milstein
               ---------------------------------------
               Monroe G. Milstein
               President & Chief Executive Officer




               /s/   Robert L. LaPenta, Jr.
               ---------------------------------------
               Robert L. LaPenta, Jr.
                Vice President, Corporate Controller & Chief
               Accounting Officer

Date:  October 12, 1999