Form 10-Q
period 1999-11-27
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2000-01-11
CIK 718916

FORM 10-Q

                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended November 27, 1999
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No
                   -------                -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at December 31, 1999
--------------------------        ---------------------------------
Common stock, par value $1                    46,388,330

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                       AND SUBSIDIARIES


                            I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - November 27,          3
   1999 (unaudited) and May 29, 1999

  Condensed consolidated statements of operations - Six         4
   and three months ended November 27, 1999 and November 28, 1998 (unaudited)

  Condensed consolidated statements of cash flows - Six         5
   months ended November 27, 1999 and November 28, 1998
   (unaudited)

   Notes to condensed consolidated financial statements    6 - 10

 Item 2.  Management's discussion and analysis of         11 - 17
          results of operations and financial condition

 Item 3.  Quantitative and Qualitative Disclosures             18
          About Market Risk

Part II - Other Information:

 Item 4.  Submission of Matters to a Vote                      19
          of Security Holders

 Item 6.  Exhibits and reports on Form 8-K                     20

SIGNATURES                                                     21

                      * * * * * * * * * * * *

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                    (All amounts in thousands)

                                              November 27,         May 29,
                                                  1999              1999
                                              (Unaudited)         (Note A)
                                             -------------      ------------

ASSETS
------
Current Assets:
 Cash and Cash Equivalents                    $   81,069          $106,952
 Accounts Receivable                              34,154            14,227
 Merchandise Inventories                         674,149           501,040
 Deferred Tax Asset                               10,718            10,231
 Prepaid and Other Current Assets                 14,602            18,247
 Prepaid Income Tax                                    -               973
                                                 -------           -------

            Total Current Assets                 814,692           651,670

Property and Equipment (Net of Accumulated
   Depreciation and Amortization)                292,742           252,221
Long Term Investments                             23,844            24,175
Other Assets                                      12,923            13,569
                                                 -------           -------

Total Assets                                  $1,144,201          $941,635
                                               =========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts Payable                             $  392,400          $222,766
 Income Taxes Payable                              7,574                 -
 Other Current Liabilities                       105,334            88,226
 Current Maturities of Long Term Debt             44,916             7,919
                                                 -------           -------

            Total Current Liabilities            550,224           318,911

Long Term Debt                                     8,105            52,970
Other Liabilities                                 15,744            15,689
Deferred Tax Liability                             5,035             5,909

Stockholders' Equity:
 Preferred Stock                                       -                 -
 Common Stock                                     49,698            49,612
 Capital in Excess of Par Value                   19,483            19,157
 Retained Earnings                               538,472           515,814
 Unearned Compensation                                 -                (2)
 Accumulated Other Comprehensive
    Income (Loss)                                   (205)              (29)
 Treasury Stock at Cost                          (42,355)          (36,396)
                                                 -------           -------

             Total Stockholders' Equity          565,093           548,156
                                                 -------           -------

Total Liabilities and Stockholders' Equity    $1,144,201          $941,635
                                               =========           =======


See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at May 29, 1999 has been derived from the audited financial statements at that date.

               BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (unaudited)

               (All amounts in thousands except share data)

                                              Six Months Ended           Three Months Ended
                                          November 27, November 28,   November 27, November 28,
                                             1999        1998            1999         1998
                                         --------------------------  --------------------------
REVENUES:

 Net Sales                                $ 1,014,214  $  946,014     $  622,534   $   598,827
 Other Income                                   6,876       7,304          3,898         4,064
                                           ----------   ---------      ---------     ---------

                                            1,021,090     953,318        626,432       602,891
                                           ----------   ---------      ---------     ---------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
  Depreciation and Amortization)              640,947     600,669        386,321       373,504
 Selling and Administrative Expenses          320,224     301,393        180,362       168,562
 Depreciation and Amortization                 19,052      16,631          9,957         8,811
 Interest Expense                               2,643       3,475          1,284         1,745
                                           ----------   ---------      ---------     ---------

                                              982,866     922,168        577,924       552,622
                                           ----------   ---------      ---------     ---------

 Income Before Provision for Income Taxes      38,224      31,150         48,508        50,269
 Provision for Income Taxes                    14,625      12,424         18,564        20,066
                                           ----------   ---------      ---------     ---------

 Net Income                               $    23,599  $   18,726     $   29,944   $    30,203
                                           ==========   =========      =========     =========

Earnings Per Share:
 Basic and Diluted Net Income Per Share   $       .51  $      .40     $      .65   $       .64
                                           ==========   =========      =========     =========

Weighted Average Shares Outstanding        46,382,893  47,205,445     46,362,277    47,044,613
                                           ==========  ==========     ==========    ==========

Dividends Per Share                       $       .02  $      .02     $      .02   $       .02
                                           ==========   =========      =========     =========


See notes to the condensed consolidated financial statements.

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (unaudited)

                        (All amounts in thousands)


                                                                  Six Months Ended
                                                             November 27,  November 28,
                                                                 1999          1998
                                                             ------------  ------------
OPERATING ACTIVITIES
  Net Income                                                 $  23,599     $  18,726
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                               19,052        16,631
    Provision for Losses on Accounts Receivable                  3,862         3,503
    Provision for Deferred Income Taxes                         (1,361)         (342)
    Loss (Gain) on Disposition of Fixed Assets                     100           (84)
    Non-Cash Rent Expense and Other                              1,492           339
 Changes in Operating Assets and Liabilities:
    Accounts Receivable                                        (23,795)      (11,984)
    Merchandise Inventories                                   (173,109)     (164,771)
    Prepaids and Other Current Assets                            4,618         2,799
    Accounts Payable                                           169,634       126,608
    Other Current Liabilities                                   24,682         4,442
                                                              --------      --------

  Net Cash Provided (Used) in Operating Activities              48,774        (4,133)
                                                              --------      --------

INVESTING ACTIVITIES
    Acquisition of Property and Equipment                      (59,638)      (24,253)
    Proceeds From Sale of Fixed Assets                               3           153
    Acquisition of Leaseholds                                     (873)       (5,408)
    Receipts Against Long Term Notes Receivable                     92         2,813
    Minority Interest                                               81            70
    Other                                                           15           (14)
                                                              --------      --------

  Net Cash Used in Investing Activities                        (60,320)      (26,639)
                                                              --------      --------

FINANCING ACTIVITIES
    Principal Payments on Long Term Debt                        (7,868)       (7,830)
    Issuance of Common Stock Upon Exercise of Stock Options        414           217
    Purchase of Treasury Stock                                  (5,959)      (10,249)
    Payment of Dividends                                          (924)         (930)
                                                              --------      --------

  Net Cash Used in Financing Activities                        (14,337)      (18,792)
                                                              --------      --------

  Decrease in Cash and Cash Equivalents                        (25,883)      (49,564)
  Cash and Cash Equivalents at Beginning of Period             106,952       153,964
                                                              --------      --------

  Cash and Cash Equivalents at End of Period                 $  81,069     $ 104,400
                                                              ========      ========

  Interest Paid:                                             $   3,012     $   3,430
                                                              ========      ========
  Income Taxes Paid:                                         $   8,412     $  23,138
                                                              ========      ========

See notes to the condensed consolidated financial statements.

   BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX AND
     THREE MONTHS ENDED NOVEMBER 27, 1999 AND NOVEMBER 28, 1998

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended November 27, 1999 and the corresponding periods ended November 28, 1998 are not necessarily indicative of results for the fiscal year.

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

3.   Merchandise inventories as of November 27, 1999 and May 29,
1999 are valued at the lower of cost, on a First In First Out
(FIFO) basis, or market, as determined by the retail inventory method.

4. As of November 27, 1999, the Company had a deferred tax liability of $5.0 million and a current deferred tax asset of $10.7 million. As of May 29, 1999, the Company had a deferred tax liability of $5.9 million and a current deferred tax asset of $10.2 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensed department sales, included in net sales, amounted to $19.8 million and $10.6 million, respectively for the six and three month periods ended November 27, 1999, compared with $21.5 million and $11.4 million for the similar periods of a year ago.

6. Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7.   Long-term debt consists of:

                                              November 27,     May 29,
                                                  1999          1999
                                              (unaudited)
                                                   (in thousands)
                                             --------------------------
Subordinated Notes, 10.6%, due in
       annual principal payments of $7.4
       million from June 2000 to June 2005
       with interest due semi-annually          $44,400        $51,800
     Industrial Revenue Bonds, 5.75%,
       due in semi-annual payments of
       various amounts from September 1,
       2000 to September 1, 2010                  8,525          8,945
     Promissory note, due at various dates
       through 2000 (interest rate
       imputed at 10.6%),                            96            144
                                                 ------         ------

     Subtotal                                    53,021         60,889
     Less current portion                       (44,916)        (7,919)
                                                 ------         ------

     Long-Term Debt                             $ 8,105        $52,970
                                                 ======         ======

With respect to the Subordinated Notes, in addition to the $7.4 million principal payment scheduled for June 27, 2000, the Company plans to prepay the remaining balance of $37.0 million on or after that time, assuming no material change in conditions or current assumptions. The Company anticipates prepayment penalties to amount to approximately $1.0 million. As a result of this expected prepayment, the Company has classified the entire balance of the Subordinated Notes as a current maturity of debt on the Company's Condensed Consolidated Balance Sheet as of November 27, 1999.

8. On September 17, 1999, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 2, 1999 to stockholders of record on October 7, 1999 and amounted to $0.9 million.

9. The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended November 27,
                                                                  Page 7 of 22



1999 were $28.6 million and $22.1 million, respectively. For the six and three month periods ended November 28, 1998, net advertising costs amounted to $28.8 million and $20.7 million, respectively.

10. Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period.
The amounts used in calculation of basic and dilutive net income per share are as follows:

                              Six           Six          Three         Three
                            Months        Months        Months        Months
                             Ended         Ended         Ended         Ended
                          November 27,  November 28,  November 27,  November 28,
                             1999          1998          1999           1998
                          ------------  ------------  ------------  ------------

                             (all amounts in thousands except per share data)

Net Income                  $23,599       $18,726       $29,944       $30,203
--------------------------------------------------------------------------------

Weighted Average
 Shares Outstanding          46,383        47,205        46,362        47,045
--------------------------------------------------------------------------------

Effect of Dilutive Stock         56            99            24            78
   Options
--------------------------------------------------------------------------------

Weighted Average
  Shares Outstanding
  Assuming Dilution          46,439        47,304        46,386        47,123
--------------------------------------------------------------------------------

Basic and Diluted
 Net Income Per Share          $.51          $.40          $.65          $.64
--------------------------------------------------------------------------------


11. Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income, establishes standards for reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses). The Company presents comprehensive income as a component of stockholders' equity.

12. The Company reports segment information in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and
Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):
                                                                  Page 8 of 22




                     Six Months Ended                    Three Months Ended
                November 27,     November 28,       November 27,     November 28,
                   1999             1998               1999             1998
                ------------     ------------       ------------     ------------
Apparel         $  782,138        $ 741,035          $ 499,853        $ 489,110
Non-Apparel        232,076          204,979            122,681          109,717
                 ---------         --------           --------         --------
                $1,014,214        $ 946,014          $ 622,534        $ 598,827
                 =========         ========           ========         ========


Apparel includes all clothing items for men, women and children.
Non-apparel includes linens, home furnishings, gifts, baby furniture and baby furnishings.

13. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $0.4 million and $0.2 million relating to these costs during the six and three months ended November 27, 1999, respectively.

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

15. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

16. In December, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101 provides the staff's view in applying generally accepted accounting principles to revenue recognition in financial statements. SAB No. 101 is required to be applied no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The Company has not yet determined the impact the adoption of SAB No. 101 will have on the Company's consolidated financial statements.

17. Certain reclassifications have been made to the prior year's financial statements to conform to the current year presentation.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
         Operations.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended November 27, 1999 and November 28, 1998.

                                        Percentage of Net Sales
                                        -----------------------

                              Six Months Ended          Three Months Ended
                              ----------------          ------------------

                          November 27, November 28,  November 27, November 28,
                              1999        1998          1999         1998

Net sales                    100.0%      100.0%        100.0%       100.0%

Costs and expenses:
  Cost of sales               63.2        63.5          62.1         62.4

  Selling & adminis-
    trative expenses          31.6        31.9          28.9         28.2

  Depreciation &
    amortization               1.9         1.7           1.6          1.4

  Interest expense              .2          .4            .2           .3
                             -----       -----         -----        -----

                              96.9        97.5          92.8         92.3
                             -----       -----         -----        -----

Other income                    .7          .8            .6           .7
                             -----       -----         -----        -----

Income before income           3.8         3.3           7.8          8.4
 taxes                       -----       -----         -----        -----

Provision for income
 taxes                         1.5         1.3           3.0          3.4
                             -----       -----         -----        -----

Net Income                     2.3%        2.0%          4.8%         5.0%
                             =====       =====         =====        =====

Net sales increased $68.2 million (7.2%) for the six month period ended November 27, 1999 compared with the similar period of a year ago. Comparative stores sales increased 0.3% for the period. Sales from stores operating in the current year, but not open during the comparative period last year (including eighteen stores opened during this year and nine stores opened in fiscal 1999's fourth quarter), contributed $70.8 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to November 27, 1999, contributed $5.1 million to last year's net sales. Sales from licensed departments included in the six month sales figure amounted to $19.8 million, compared with $21.5 million for the similar period of a year ago.

Net sales increased $23.7 million (4.0%) for the three month period ended November 27, 1999, compared with the similar period a year ago. Comparative stores sales decreased 3.9%. The Company believes this decrease was the result of milder than usual weather which directly impacted the sale of outerwear. During the second fiscal quarter, comparative store sales of coats decreased approximately 16%. Sales from stores operating during the current year's second quarter, but not open in the comparative period a year ago, amounted to $49.1 million. Stores closed prior to this year's second quarter contributed $3.0 million to last year's sales. Sales from licensed departments included in the three month net sales figure were $10.6 million, compared with $11.4 million for the similar period of a year ago.

The Cohoes stores contributed $18.6 million and $10.1 million to consolidated net sales for the six and three months ended November 27, 1999, respectively, compared with $18.1 million and $9.9 million for the six and three months ended November 28, 1998. Cohoes comparative store sales decreased 1.6% and 5.9% for the six and three month periods, respectively. One new Cohoes store opened during the current year's second quarter contributed $0.8 million to this year's sales.

Net sales in the first six months of fiscal 2000 for the Decelle stores were $16.4 million compared with $17.2 million for six months ended November 28, 1998. Net sales in the three months ended November 27, 1999 were $9.2 million compared with $9.3 million during the similar period of a year ago. Decelle comparative store sales for the six and three month periods decreased 1.9% and 1.0%, respectively.

Other income (consisting of investment income, rental income from leased departments and miscellaneous items) was $6.9 million for the six months ended November 27, 1999 and $7.3 million for the corresponding period of fiscal 1999. Lower investment income was the primary cause of the decline in other income. For the three month periods ended November 27, 1999 and November 28, 1998, other income amounted to $3.9 million and $4.1 million, respectively. For the comparative second quarters of fiscal 2000 and fiscal 1999, investment income decreased $0.2 million.

Cost of sales increased by $40.3 million (6.7%) for the six month period ended November 27, 1999 compared with the similar period of a year ago. For the three months ended November 27, 1999, compared with the three months ended November 28, 1998, cost of sales increased from $373.5 million to $386.3 million. The dollar changes in cost of sales primarily reflect the change in sales for the comparative periods. As a percentage of sales, cost of sales decreased to 63.2% from 63.5% for the comparative six month periods and decreased to 62.1% from 62.4% for the comparative three month periods. These percentage decreases are primarily the result of decreases in markdowns taken as a percentage of sales during the current six and three month periods compared with the similar periods of a year ago.

Selling and administrative expenses were $320.2 million and $180.4 million for the six and three months ended November 27, 1999, respectively, compared with $301.4 million and $168.6 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 31.6% and 28.9% for the six and three months ended November 27, 1999, respectively. For the comparative six and three month periods of fiscal 1999, selling and administrative expenses were 31.9% and 28.2% of sales, respectively. The dollar increase in selling and administrative expenses were primarily the result of the increased number of stores operating during the six and three month periods of this fiscal year compared with the similar periods of a year ago. The increase in selling and administrative expenses as a percentage of sales for the three months ended November 27, 1999 primarily reflected the increased cost of opening new stores this year over last. Eighteen new stores have been opened this fiscal year compared with six openings during the similar period a year ago. The twelve additional stores added approximately $3.0 million to this year's selling and administrative expenses. In addition, the decline in comparative store sales during the second quarter contributed to the increase in selling and administrative expenses as a percentage of sales, for the second quarter of fiscal 2000 over the second quarter of fiscal 1999.

Interest expense decreased $0.8 million for the six months ended November 27, 1999 compared with the six months ended November 28, 1998. For the three months ended November 27, 1999, interest expense was $1.3 million, a decrease of $0.5 million compared with the three months ended November 28, 1998. The six and three month decreases in interest expense are the result of the Company's scheduled reductions of long term debt.

The provision for income taxes increased to $14.6 million for the six months ended November 27, 1999 from $12.4 million for the similar period of a year ago. For the three months ended November 27, 1999, the provision for income taxes decreased to $18.6 million from $20.1 million for the comparative quarter of last fiscal year. The effective tax rates for the six and three months ended November 27, 1999 were each 38.3% compared with 39.9% for each of the six and three months ended November 28, 1998.

Net income increased $4.9 million to $23.6 million for the six months ended November 27, 1999, from $18.7 million for the comparative period of fiscal 1999. Income per share was $0.51 per share for the current year's six month period compared with $0.40 per share for the similar period of a year ago. Net income was $29.9 million for the three month period ended November 27, 1999 compared with $30.2 million for the three months ended November 28, 1998. Net income per share increased to $0.65 per share for the three months ended November 27, 1999 from $0.64 per share for the similar period of a year ago. The number of weighted average shares outstanding during the current year's second quarter compared with the similar period of a year ago, was smaller as the result of the Company's repurchase of shares of its common stock during the intervening period.

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

Year 2000
---------

The conversion from calendar year 1999 to calendar year 2000 occurred without any significant disruption to the Company's mission critical business systems. All costs associated with the Y2K project to date have been expensed as incurred. The Company incurred Y2K compliance expenses of approximately $2.1 million through November 27, 1999, of which $0.2 million was expensed during the second quarter of fiscal year 2000. Subsequent to the end of the second quarter of fiscal year 2000 and through December 31, 1999, the Company incurred an additional $0.1 million of Y2K compliance expenses.

Liquidity and Capital Resources
-------------------------------

The Company estimates spending approximately $90.0 million in capital expenditures during fiscal 2000 including $11.8 million for the purchase of land and buildings, $35.3 million for new store openings, $24.4 million for store relocations, expansions and refurbishings, $6.0 million for upgrades and expansion of warehouse facilities, and $12.5 million for computer and other equipment expenditures. For the first six months of fiscal 2000 capital expenditures amounted to approximately $60.7 million.

The Company repurchased 414,500 shares of its stock costing approximately $6.0 million during the first six months of the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of November 27, 1999, the Company had authorization to purchase an additional $1.3 million of its stock. Subsequent to November 27, 1999, the Company repurchased an additional 70,000 shares costing approximately $0.9 million and received authority to repurchase an additional $10.0 million of the Company's stock.

Working capital was $264.5 million at November 27, 1999 compared with $332.8 million at May 29, 1999. This decrease was due primarily to purchases of property and equipment, purchases of treasury stock, scheduled payments of long term debt, and the classification of the Company's subordinated notes as a current liability.

On September 17, 1999, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 2, 1999, to stockholders of record on October 7, 1999 and amounted to $0.9 million.

The Company's borrowings at November 27, 1999 include $44.4 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the "Notes") and an industrial development bond of $8.5 million issued by the New

Jersey Economic Development Authority (the "Refunding Bonds").

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of three years and are subject to mandatory payment in installments of $7.4 million each without premium on June 27 of each year. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the current year's first fiscal quarter, the Company repaid $7.4 million of the Notes. From time to time, the Company reviews the desirability of prepaying the balance of the Notes, which as of November 27, 1999 aggregates $44.4 million. If interest rates remain at current levels, the Company, in addition to making its scheduled $7.4 million payment, may prepay the remaining $37.0 million on June 27, 2000 or sometime thereafter, when the prepayment penalty associated with such prepayment would fall to approximately $1.0 million. No assurance, however, can be given that the Company will do so. Such a decision will depend in part on the availability of cash and the Company's borrowing requirements, prevailing interest rates, alternative uses for cash and general economic conditions along with many other factors. In expectation of prepaying the Notes on or after June 27, 2000, the Company has reclassified the remaining balance of the Notes to Current Maturities of Long Term Debt on the Company's Condensed Consolidated Balance Sheet.

The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $2.1 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.8% and 6.9 years, respectively.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and an additional $50.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the first six months of fiscal 2000 or fiscal 1999. The Company had letter of credit commitments outstanding against these lines of credit of $14.7 million as of the end of the second quarter of fiscal 2000 and $20.9 million at May 29, 1999.

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

Safe Harbor Statement
---------------------

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of
1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, projected sources and applications of funds, proposed developmental projects, projected sales and earnings, the Company's ability to maintain selling margins. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company's ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At November 27, 1999, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments, at November 27, 1999 (in thousands):

Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at November 27, 1999 (unaudited)

                      Fixed Rate         Average         Long-Term        Average
                         Debt         Interest Rate     Investments     Interest Rate
                    --------------   ---------------   -------------   ---------------
2000 (remaining)       $    51            10.6%              -                -

2001                    44,905            10.5%              -                -

2002                       505             5.1%          $  4,200            5.6%

2003                       555             5.2%              -                -

2004                       605             5.4%            20,000            6.5%

Thereafter               6,400             6.0%              -                -
                        ------                            -------

Total                  $53,021                           $ 24,200
                        ======                            =======

Fair Value at
November 27, 1999      $56,308                           $ 23,775
                        ======                            =======

                                                                 Page 18 of 22






          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                        AND SUBSIDIARIES

                  PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on October 21, 1999. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified and 2) stockholders ratified the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company for the fiscal year ending June 3, 2000. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:
                                              Votes      Broker
1)   Election of Directors     Votes For     Withheld   Non-Votes
     ---------------------     ---------     --------   ---------

     Monroe G. Milstein        43,475,761    527,253       -0-
     Henrietta Milstein        43,475,761    527,253       -0-
     Andrew R. Milstein        43,475,761    527,253       -0-
     Irving Drillings          43,475,761    527,253       -0-
     Harvey Morgan             43,475,761    527,253       -0-
     Stephen E. Milstein       43,479,361    527,653       -0-
     Mark A. Nesci             43,475,641    527,353       -0-

2)   Ratify appointment of Deloitte & Touche LLP as independent
     Certified Public Accountants:

               Votes For                              43,994,236
               Votes Against                               3,797
               Votes Abstained                             4,981
               Broker Non-Vote                                 0

Item 6.   Exhibits and Reports on Form 8-K.

                                                              Page No.
                                                              --------
          a. Exhibits


             27. Financial Data Schedule                         22

          b. The Company filed no report on Form 8-K during the period ended November 27, 1999.

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



               /s/   Monroe G. Milstein
               ------------------------------------
               Monroe G. Milstein
               President & Chief Executive Officer



               /s/   Robert L. LaPenta, Jr.
               ------------------------------------
               Robert L. LaPenta, Jr.
               Corporate Controller & Chief Accounting
               Officer

Date:  January 8, 2000