Form 10-Q
period 2000-02-26
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2000-04-07
CIK 718916

FORM 10-Q

                   SECURITIES & EXCHANGE COMMISSION
                        Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended February 26, 2000
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

    1830 Route 130
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

            Yes       X               No
                   -------                -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                    Outstanding at March 31, 2000
--------------------------        ---------------------------------
Common stock, par value $1                   44,486,507

                                                                  Page 1 of 20





         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                       AND SUBSIDIARIES


                            I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed consolidated balance sheets - February 26,            3
   2000 (unaudited) and May 29, 1999

  Condensed consolidated statements of operations - Nine          4
   and three months ended February 26, 2000 and February 27, 1999 (unaudited)

  Condensed consolidated statements of cash flows - Nine          5
   months ended February 26, 2000 and February 27, 1999
   (unaudited)

   Notes to condensed consolidated financial statements       6 - 9

 Item 2.  Management's Discussion and Analysis of           10 - 16
          Results of Operations and Financial Condition

 Item 3.  Quantitative and Qualitative Disclosures               17
          About Market Risk

Part II - Other Information:

 Item 6.  Exhibits and Reports on Form 8-K                       18

SIGNATURES                                                       19

                      * * * * * * * * * * * *

                                                                  Page 2 of 20





          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                    (All amounts in thousands)

                                               February 26,         May 29,
                                                   2000              1999
                                               (Unaudited)         (Note A)
                                              -------------      ------------

ASSETS
------
Current Assets:
 Cash and Cash Equivalents                       $135,501          $106,952
 Accounts Receivable                               21,605            14,227
 Merchandise Inventories                          489,267           501,040
 Deferred Tax Asset                                10,961            10,231
 Prepaid and Other Current Assets                  11,593            18,247
 Prepaid Income Tax                                     -               973
                                                  -------           -------

            Total Current Assets                  668,927           651,670

Property and Equipment (Net of Accumulated
   Depreciation and Amortization)                 311,826           252,221
Long Term Investments                              23,615            24,175
Other Assets                                       10,478            13,569
                                                  -------           -------

Total Assets                                   $1,014,846          $941,635
                                                =========           =======


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts Payable                                $252,049          $222,766
 Income Taxes Payable                              15,053                 -
 Other Current Liabilities                         92,820            88,226
 Current Maturities of Long Term Debt              44,890             7,919
                                                  -------           -------

            Total Current Liabilities             404,812           318,911

Long Term Debt                                      8,105            52,970
Other Liabilities                                  15,704            15,689
Deferred Tax Liability                              4,614             5,909

Stockholders' Equity:
 Preferred Stock                                        -                 -
 Common Stock                                      49,703            49,612
 Capital in Excess of Par Value                    19,467            19,157
 Retained Earnings                                571,495           515,814
 Unearned Compensation                                  -                (2)
 Accumulated Other Comprehensive
    Income (Loss)                                    (383)              (29)
 Treasury Stock at Cost                           (58,671)          (36,396)
                                                  -------           -------

             Total Stockholders' Equity           581,611           548,156

Total Liabilities and Stockholders' Equity     $1,014,846          $941,635
                                                =========           =======


See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at May 29, 1999 has been derived from the audited financial statements at that date.

                                                                  Page 3 of 20





              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (unaudited)

               (All amounts in thousands except share data)

                                           Nine Months Ended           Three Months Ended
                                      February 26,  February 27,   February 26,  February 27,
                                          2000         1999            2000         1999
                                      --------------------------   --------------------------
REVENUES:

 Net Sales                            $ 1,707,980   $ 1,533,006   $   693,766   $   586,992
 Other Income                              12,605        11,284         5,729         3,980
                                       ----------    ----------    ----------    ----------

                                        1,720,585     1,544,290       699,495       590,972
                                       ----------    ----------    ----------    ----------
COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
  Depreciation and Amortization)        1,104,210       994,040       463,263       393,371
 Selling and Administrative Expenses      492,226       452,109       172,002       150,716
 Depreciation and Amortization             29,650        25,487        10,598         8,856
 Interest Expense                           3,960         5,146         1,317         1,671
                                       ----------    ----------    ----------    ----------

                                        1,630,046     1,476,782       647,180       554,614
                                       ----------    ----------    ----------    ----------

 Income Before Provision for
  Income Taxes                             90,539        67,508        52,315        36,358
 Provision for Income Taxes                33,917        25,611        19,292        13,187
                                       ----------    ----------    ----------    ----------

 Net Income                           $    56,622   $    41,897   $    33,023   $    23,171
                                       ==========    ==========    ==========    ==========

Earnings Per Share:
 Basic and Diluted Net
 Income Per Share                     $      1.23   $       .89   $       .72   $       .50
                                       ==========    ==========    ==========    ==========

Weighted Average Shares
 Outstanding                           46,117,388    47,023,546    45,586,377    46,684,693
                                       ==========    ==========    ==========    ==========

Dividends Per Share                   $       .02   $       .02   $         -   $         -
                                       ==========    ==========    ==========    ==========


See notes to the condensed consolidated financial statements.

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (unaudited)

                        (All amounts in thousands)

                                                           Nine Months Ended
                                                      February 26,  February 27,
                                                          2000          1999
                                                      ------------  ------------
OPERATING ACTIVITIES
  Net Income                                          $  56,622     $  41,897
  Adjustments to Reconcile Net Income to Net Cash
    Provided by Operating Activities:
    Depreciation and Amortization                        29,650        25,487
    Provision for Losses on Accounts Receivable           6,113         5,661
    Provision for Deferred Income Taxes                  (2,025)         (512)
    Loss (Gain) on Disposition of Fixed Assets              (28)          769
    Non-Cash Rent Expense and Other                       2,189           583
  Changes in Operating Assets and Liabilities:
    Accounts Receivable                                 (12,640)       (5,543)
    Merchandise Inventories                              11,773       (25,062)
    Prepaids and Other Current Assets                     7,627        10,889
    Accounts Payable                                     29,283        29,155
    Other Current Liabilities                            19,647       (11,014)
                                                       --------      --------

  Net Cash Provided in Operating Activities             148,211        72,310
                                                       --------      --------

INVESTING ACTIVITIES
    Acquisition of Property and Equipment               (89,418)      (39,143)
    Proceeds From Sale of Fixed Assets                    1,216           172
    Acquisition of Leaseholds                              (873)       (5,408)
    Receipts Against Long Term Notes Receivable              71         2,987
    Minority Interest                                        49            45
    Acquisition of Long Term Investments                      -        (4,200)
                                                       --------      --------

  Net Cash Used in Investing Activities                 (88,955)      (45,547)
                                                       --------      --------

FINANCING ACTIVITIES
    Principal Payments on Long Term Debt                 (7,894)       (7,852)
    Issuance of Common Stock Upon Exercise
     of Stock Options                                       403           230
    Purchase of Treasury Stock                          (22,275)      (13,187)
    Payment of Dividends                                   (941)         (930)
                                                       --------      --------

  Net Cash Used in Financing Activities                 (30,707)      (21,739)
                                                       --------      --------

  Increase in Cash and Cash Equivalents                  28,549         5,024
  Cash and Cash Equivalents at Beginning of Period      106,952       153,964
                                                       --------      --------

  Cash and Cash Equivalents at End of Period          $ 135,501     $ 158,988
                                                       ========      ========

  Interest Paid:                                      $   5,615     $   6,380
                                                       ========      ========
  Income Taxes Paid:                                  $  20,889     $  30,970
                                                       ========      ========


See notes to the condensed consolidated financial statements.

   BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NINE AND
     THREE MONTHS ENDED FEBRUARY 26, 2000 AND FEBRUARY 27, 1999

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended February 26, 2000 and the corresponding periods ended February 27, 1999 are not necessarily indicative of results for the fiscal year.

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

3.   Merchandise inventories as of February 26, 2000 and May 29,
1999 are valued at the lower of cost, on a First In First Out
(FIFO) basis, or market, as determined by the retail inventory method.

4. As of February 26, 2000, the Company had a deferred tax liability of $4.6 million and a current deferred tax asset of $11.0 million. As of May 29, 1999, the Company had a deferred tax liability of $5.9 million and a current deferred tax asset of $10.2 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

5. Licensed department sales, included in net sales, amounted to $33.1 million and $13.3 million, respectively for the nine and three month periods ended February 26, 2000, compared with $35.0 million and $13.5 million for the similar periods of a year ago.

6. Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

7.   Long-term debt consists of:

                                               February 26,    May 29,
                                                  2000          1999
                                               (unaudited)
                                                    (in thousands)
                                               -----------------------
Subordinated Notes, 10.6%, due in
       annual principal payments of $7.4
       million from June 2000 to June 2005
       with interest due semi-annually          $44,400      $51,800
     Industrial Revenue Bonds, 5.75%,
       due in semi-annual payments of
       various amounts from September 1,
       2000 to September 1, 2010                  8,525        8,945
     Promissory note, due at various dates
       through 2000 (interest rate
       imputed at 10.6%),                            70          144
                                                --------     --------

     Subtotal                                    52,995       60,889
     Less current portion                       (44,890)      (7,919)
                                                --------     --------

     Long-Term Debt                             $ 8,105      $52,970
                                                =======      =======

With respect to the Subordinated Notes, in addition to the $7.4 million principal payment scheduled for June 27, 2000, the Company plans to prepay the remaining balance of $37.0 million on or after that time, assuming no material change in conditions or current assumptions. The Company anticipates prepayment penalties to amount to approximately $1.0 million. As a result of this expected prepayment, the Company has classified the entire balance of the Subordinated Notes as a current maturity of debt on the Company's Condensed Consolidated Balance Sheet as of February 26, 2000.

8. On September 17, 1999, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 2, 1999 to stockholders of record on October 7, 1999 and amounted to $0.9 million.

9. The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended February 26,

2000 were $38.7 million and $10.1 million, respectively. For the nine and three month periods ended February 27, 1999, net advertising costs amounted to $38.0 million and $9.2 million, respectively.

10. Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period.
The amounts used in calculation of basic and dilutive net income per share are as follows:

                               Nine        Nine        Three        Three
                              Months      Months       Months       Months
                               Ended       Ended        Ended        Ended
                           February 26, February 27, February 26, February 27,
                               2000        1999         2000         1999
                           ------------ ------------ ------------ ------------

                             (all amounts in thousands except per share data)
Net Income                   $56,622      $41,897      $33,023      $23,171
------------------------------------------------------------------------------
Weighted Average
 Shares Outstanding           46,117       47,024       45,586       46,685
------------------------------------------------------------------------------
Effect of Dilutive Stock
   Options                        42           91           13           75
------------------------------------------------------------------------------
Weighted Average
  Shares Outstanding
  Assuming Dilution           46,159       47,115       45,599       46,760
------------------------------------------------------------------------------
Basic and Diluted
 Net Income Per Share          $1.23         $.89         $.72         $.50
------------------------------------------------------------------------------

11. The Company presents comprehensive income as a component of stockholders' equity.

12. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows
(in thousands)(unaudited):

                     Nine Months Ended                   Three Months Ended
               February 26,     February 27,       February 26,     February 27,
                   2000             1999               2000             1999
               ------------     ------------       ------------     ------------
Apparel         $1,344,174       $1,213,467         $ 562,036        $ 472,432
Non-Apparel        363,806          319,539           131,730          114,560
                 ---------        ---------          --------         --------
                $1,707,980       $1,533,006         $ 693,766        $ 586,992
                 =========        =========          ========         ========

Apparel includes all clothing items for men, women and children. Non-apparel includes linens, home furnishings, gifts, baby furniture and baby furnishings.

13. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $0.7 million and $0.3 million relating to these costs during the nine and three months ended February 26, 2000, respectively.

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

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
    Operations.

Results of Operations
---------------------

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended February 26, 2000 and February 27, 1999.

                                        Percentage of Net Sales
                                        -----------------------

                               Nine Months Ended       Three Months Ended
                               -----------------       ------------------

                          February 26, February 27,  February 26, February 27,
                              2000         1999          2000         1999
                          ------------ ------------  ------------ ------------

Net sales                    100.0%       100.0%        100.0%       100.0%

Costs and expenses:
  Cost of sales               64.7         64.8          66.8         67.0

  Selling & adminis-
    trative expenses          28.8         29.5          24.8         25.7

  Depreciation &
    amortization               1.7          1.7           1.5          1.5

  Interest expense              .2           .3            .2           .3
                              ----         ----          ----         ----

                              95.4         96.3          93.3         94.5
                              ----         ----          ----         ----

Other income                    .7           .7            .8           .7
                              ----         ----          ----         ----
Income before income
 taxes                         5.3          4.4           7.5          6.2
                              ----         ----          ----         ----

Provision for income
 taxes                         2.0          1.7           2.8          2.2
                              ----         ----          ----         ----

Net Income                     3.3%         2.7%          4.7%         4.0%
                              ====         ====          ====         ====

Net sales increased $175.0 million (11.4%) for the nine month period ended February 26, 2000 compared with the similar period of a year ago. Comparative stores sales increased 2.9% for the period. Sales from stores operating in the current year, but not open during the comparative period last year (including eighteen stores opened during this year and nine stores opened in fiscal 1999's fourth quarter), contributed $139.1 million to this year's sales. Stores which were in operation a year ago, but which were closed prior to February 26, 2000, contributed $8.5 million to last year's net sales. Sales from licensed departments included in the nine month sales figure amounted to $33.1 million, compared with $35.0 million for the similar period of a year ago.

Net sales increased $106.8 million (18.2%) for the three month period ended February 26, 2000, compared with the similar period a year ago. Comparative stores sales increased 7.0%. Sales from stores operating during the current year's third quarter, but not open in the comparative period a year ago, amounted to $68.0 million. Stores closed prior to this year's third quarter contributed $3.2 million to last year's sales. Sales from licensed departments included in the three month net sales figure were $13.3 million, compared with $13.5 million for the similar period of a year ago.

The Cohoes stores contributed $29.8 million and $11.2 million to consolidated net sales for the nine and three months ended February 26, 2000, respectively, compared with $27.8 million and $9.7 million for the nine and three months ended February 27, 1999. Cohoes comparative store sales decreased 1.0% for the nine month period and increased 0.2% for the three month period. One new Cohoes store opened during the current year's second quarter contributed $2.3 million to this year's sales.

Net sales in the first nine months of fiscal 2000 for the Decelle stores were $24.7 million compared with $25.3 million for nine months ended February 27, 1999. Net sales in the three months ended February 26, 2000 were $8.3 million compared with $8.1 million during the similar period of a year ago. Decelle comparative store sales for the nine month period decreased 0.6%. During the three month period comparative store sales increased 2.1%.

Other income (consisting of investment income, rental income from leased departments and miscellaneous items) was $12.6 million for the nine months ended February 26, 2000 and $11.3 million for the corresponding period of fiscal 1999. For the comparative three month periods ended February 26, 2000 and February 27, 1999, other income amounted to $5.7 million and $4.0 million, respectively. The increase in other income was due primarily to the receipt of payment for certain non-recurring contractual obligations during the nine month period ended February 26, 2000 and to an increase in interest income, resulting from higher interest rates, during the comparative three month periods ended February 26, 2000 and February 27, 1999.

Cost of sales increased by $110.2 million (11.1%) for the nine month period ended February 26, 2000 compared with the similar period of a year ago. For the three months ended February 26, 2000, compared with the three months ended February 27, 1999, cost of sales increased from $393.4 million to $463.3 million. The dollar changes in cost of sales primarily reflect the change in sales for the comparative periods. As a percentage of sales, cost of sales decreased to 64.7% from 64.8% for the comparative nine month periods and decreased to 66.8% from 67.0% for the comparative three month periods. These percentage decreases are primarily the result of increases in original markups during the current nine and three month periods compared with the similar periods of a year ago.

Selling and administrative expenses were $492.2 million and $172.0 million for the nine and three months ended February 26, 2000, respectively, compared with $452.1 million and $150.7 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 28.8% and 24.8% for the nine and three months ended February 26, 2000, respectively. For the comparative nine and three month periods of fiscal 1999, selling and administrative expenses were 29.5% and 25.7% of sales, respectively. The dollar increase in selling and administrative expenses were primarily the result of the increased number of stores operating during the nine and three month periods of this fiscal year compared with the similar periods of a year ago. The decreases in selling, general and administrative costs as a percentage of sales, for both the nine and three month comparative periods is primarily the result of a reduction in payroll as a percentage of sales. In addition, the increase in same store sales contributed to the reduction of fixed expenses as a percentage of sales.

Interest expense decreased $1.2 million for the nine months ended February 26, 2000 compared with the nine months ended February 27, 1999. For the three months ended February 26, 2000, interest expense was $1.3 million, a decrease of $0.4 million compared with the three months ended February 27, 1999. The nine and three month decreases in interest expense are the result of the

Company's scheduled reductions of long term debt.

The provision for income taxes increased to $33.9 million for the nine months ended February 26, 2000 from $25.6 million for the similar period of a year ago. For the three months ended February 26, 2000, the provision for income taxes increased to $19.3 million from $13.2 million for the comparative quarter of last fiscal year. The effective tax rate for the nine months ended February 26, 2000 was 37.5% compared with 37.9% for the nine months ended February 27, 1999. The effective income tax rate for the third fiscal quarter of the current year was 36.9% compared with 36.3% for the similar period of a year ago.

Net income increased $14.7 million to $56.6 million for the nine months ended February 26, 2000, from $41.9 million for the comparative period of fiscal 1999. Income per share was $1.23 per share for the current year's nine month period compared with $0.89 per share for the similar period of a year ago. Net income was $33.0 million for the three month period ended February 26, 2000 compared with $23.2 million for the three months ended February 27, 1999. Net income per share increased to $0.72 per share for the three months ended February 26, 2000 from $0.50 per share for the similar period of a year ago. The number of weighted average shares outstanding during the current year's third quarter compared with the similar period of a year ago, was smaller as the result of the Company's repurchase of shares of its common stock during the intervening period.

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

Liquidity and Capital Resources
-------------------------------

The Company had capital expenditures of approximately $90.3 million during the first nine months of fiscal 2000 including $18.0 million for the purchase of land and buildings, $33.8 million for new store openings, $27.0 million for store relocations, expansions and refurbishings, $4.2 million for upgrades and expansion of warehouse facilities, and $7.3 million for computer and other equipment expenditures. During the remainder of fiscal 2000, the Company expects to incur capital expenditures of approximately $12.0 million.

The Company repurchased 1,908,600 shares of its stock costing approximately $22.3 million during the first nine months of the current fiscal year. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of February 26, 2000, the Company had authorization to purchase an additional $7.4 million of its stock.

Working capital was $264.1 million at February 26, 2000 compared with $332.8 million at May 29, 1999. This decrease was due primarily to purchases of property and equipment, purchases of treasury stock, scheduled payments of long term debt, and the classification of the Company's subordinated notes as a current liability.

On September 17, 1999, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 2, 1999, to stockholders of record on October 7, 1999 and amounted to $0.9 million.

The Company's borrowings at February 26, 2000 include $44.4 million of long term subordinated notes issued by the Company to institutional investors in June 1990 (the "Notes") and an industrial development bond of $8.5 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds").

The Notes mature on June 27, 2005 and bear interest at the rate of 10.6% per annum. The Notes have an average remaining maturity of approximately three years and are subject to mandatory payment in installments of $7.4 million each without premium on June 27 of each year. The Notes are subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. During the current year's first fiscal quarter, the Company repaid $7.4 million of the Notes. From time to time, the Company reviews the desirability of prepaying the balance of the Notes, which as of February 26, 2000 aggregates $44.4 million.
If interest rates remain at current levels, the Company, in addition to making its scheduled $7.4 million payment, may prepay the remaining $37.0 million on June 27, 2000 or sometime thereafter, when the prepayment penalty associated with such prepayment would fall to approximately $1.0 million. No assurance, however, can be given that the Company will do so. Such a decision will depend in part on the availability of cash and the Company's borrowing requirements, prevailing interest rates, alternative uses for cash and general economic conditions along with many other factors. In expectation of prepaying the Notes on or after June 27, 2000, the Company has reclassified the remaining balance of the Notes to Current Maturities of Long Term Debt on the Company's Condensed Consolidated Balance Sheet.

The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $2.1 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.8% and 6.5 years, respectively.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and an additional $50.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the first nine months of fiscal 2000 or fiscal 1999. The Company had letter of credit commitments outstanding against these lines of credit of $7.5 million as of the end of the third quarter of fiscal 2000 and $20.9 million at May 29, 1999.

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

Safe Harbor Statement
---------------------

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of
1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, projected sources and applications of funds, proposed developmental projects, projected sales and earnings, and the Company's ability to maintain selling margins. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms;
import risks; the Company's ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At February 26, 2000, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments, at February 26, 2000 (in thousands):

Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at February 26, 2000 (unaudited)

                      Fixed Rate         Average         Long-Term         Average
                         Debt         Interest Rate     Investments     Interest Rate
                    --------------   ---------------   -------------   ---------------
2000 (remaining)       $    25           10.6%               -                -

2001                    44,905           10.5%               -                -

2002                       505            5.1%            $ 4,200            5.6%

2003                       555            5.2%               -                -

2004                       605            5.4%             20,000            6.5%

Thereafter               6,400            6.0%               -                -
                       -------                            -------

Total                  $52,995                            $24,200
                       =======                            =======

Fair Value at
February 26, 2000      $55,972                            $23,615
                       =======                            =======

                                                                 Page 17 of 20



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

          b. The Company filed no report on Form 8-K during the period ended February 26, 2000.












                                                                 Page 18 of 20





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

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



               /s/   Monroe G. Milstein
               ---------------------------------------
               Monroe G. Milstein
               President & Chief Executive Officer



               /s/   Robert L. LaPenta, Jr.
               ---------------------------------------
               Robert L. LaPenta, Jr.
               Corporate Controller & Chief Accounting
               Officer

Date: April 5, 2000









                                                                 Page 19 of 20