Form 10-K
period 2000-06-03
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2000-09-01
CIK 718916

FORM 10-K

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

(Mark One)
[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 3, 2000,

                               or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


Commission File No.: 1-8739
                     ------

         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
         ---------------------------------------------
     (Exact Name of Registrant as specified in its charter)

State or other jurisdiction:  Delaware
                              --------

I.R.S. Employer incorporation or
organization Identification No.:  22-1970303
                                  ----------

1830 Route 130,  Burlington, New Jersey             08016
---------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number,
including area code:           (609) 387-7800
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

Title of Class:  None
                 ----

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES X   NO___.
                                               ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the Common Stock, $1.00 par value ("Common
------------------------------------------------------------------------
Stock"), of the registrant held by non-affiliates of the registrant, as
-----------------------------------------------------------------------
determined by reference to the closing price of the Common Stock on the New
---------------------------------------------------------------------------
York Stock Exchange as of July 31, 2000, was $181,812,215.
----------------------------------------------------------


As of July 31, 2000, the number of shares of Common Stock, $1.00 par value,
---------------------------------------------------------------------------
outstanding was 44,333,058.
---------------------------


The documents incorporated by reference into this Form 10K:

Registrant's Proxy Statement to be filed pursuant to
----------------------------------------------------
Regulation 14A.
---------------


The Part of the Form 10-K into which the document is incorporated

Part III
--------

                             PART I

Item 1.   Business
          --------

     Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate a chain of value-oriented department stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by other department and specialty stores. Burlington Coat offers customers a complete line of men's, women's and children's wear and accessories (such as handbags, belts, perfume, watches, etc.) as well as a linens (linens, bath shop items, gifts and luggage) department in two hundred thirty-one of its stores, a children's furniture department in two hundred nineteen of its stores, and a shoe department in two hundred thirty-four of its stores. The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

     An important factor in Burlington Coat's operations has been its continued ability to purchase desirable, first-quality current brand labeled merchandise directly from manufacturers on terms at least as favorable as those offered by large retail department and specialty stores. The Company estimates that over 1,000 manufacturers of apparel, including over 300 manufacturers of outerwear, are represented at the Company's stores, and that no manufacturer accounted for more than 5% of the Company's purchases during the last full fiscal year. The Company does not maintain any long term or exclusive commitments or arrangements to purchase from any manufacturer. No assurance can be given that the Company will be able to continue to purchase such merchandise directly from manufacturers or to continue its current selling price structure. See "Competition."

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

     The Company has two major product categories, apparel and home products. Apparel includes all clothing items for men, women and children and apparel accessories such as jewelry, perfumes and watches. Home products includes linens, home furnishings, gifts, baby furniture and baby furnishings. Net revenues from the sale of apparel products for fiscal years 2000, 1999 and 1998
were $1.7 billion, $1.5 billion and $1.4 billion, respectively.   Net revenues
from the sale of home products for fiscal years 2000, 1999 and 1998 were $0.5 billion, $0.4 billion and $0.4 billion, respectively.


The Stores
----------

     As of July 31, 2000, the Company operated two hundred eighty-two stores, all but twenty-three of which are located in leased facilities ranging in size (including storage space) from approximately 16,000 to approximately 163,000 square feet, with an average area of approximately 72,000 square feet. Total store gross square footage increased to 20,279,000 square feet, an increase of 10.7% over a year ago. Selling space accounts for over four-fifths of the total area in most stores.

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

     The stores generally are located in close proximity to population centers, other department stores and other retail operations and are usually established near a major highway or thoroughfare, making them easily accessible by automobile. It is likely that the Company would be adversely affected by any conditions which were to result in the reduction of automobile use.

     The Company owns substantially all the equipment used in its stores and believes that its selling space is well utilized and that its equipment is well maintained and suitable for its requirements.

     Some stores contain departments licensed by unaffiliated parties for the sale of items such as lingerie, fragrances and jewelry. During the fiscal year ended June 3, 2000, the Company's rental income from all of its licensed departments aggregated less than 1% of the Company's total revenues.


Central Distribution
--------------------

     Central distribution, warehousing, ticketing and marking services are extended to approximately fifty-five percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility services the Company's present stores. The Company is leasing three additional warehouse facilities of approximately 40,000 square feet, 85,000 square feet and 160,000 square feet, respectively, nearby to its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture and furnishings inventory and other items.

Safe Harbor Statement
---------------------

     Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of 1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, and the Company's ability to maintain selling margins. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company's ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.


Growth and Expansion
--------------------

     Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to two hundred sixty-two Burlington Coat stores, five Cohoes Fashions stores, eight Decelle stores and five stand-alone Luxury Linens stores as of July 31, 2000. The Company also operates one stand-alone Totally 4 Kids store and one stand-alone Baby Depot.

     At July 31, 2000 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 2001, the Company plans to open approximately fifteen to twenty additional Burlington Coat Factory stores.* The Company also has planned store expansions and remodelings for approximately twenty stores.* In addition, the Company has plans to relocate approximately four of its stores to new locations within the same trading market.* The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

     The Company believes that its ability to find satisfactory locations for its stores is essential for the continued growth of


*   Forward Looking Statement.  See Safe Harbor Statement on page 6.

its business. The opening of stores generally is contingent upon a number of factors, including the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that the Company will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, the Company will be able to open the number of new stores presently planned. During the Fall of 1999, the Company introduced an improved store design for its new stores. The new design creates a more intimate, customer-friendly environment by implementing changes in store layout, ceiling plan, lighting, fixturing and overall color direction.

     The Company operates its own jewelry department in nine stores as of July 31, 2000. The jewelry program consists of karat gold and precious and semi-precious stone jewelry, and in some stores may include brand-name watches.

     In fiscal 1997 the Company began to operate its own shoe department. At July 31, 2000 the Company operated this department in approximately two hundred thirty-four Burlington Coat Factory stores. The shoe department offers a full line of mens, womens and childrens shoes in many brands and styles.

     On March 1, 2000, the Company launched its national baby registry. This electronic registry links all two hundred nineteen of the Company's Baby Depot departments. Expecting parents can register for the items they need at a nearby Baby Depot department, and friends and relatives can then review and purchase items on the registry at any Baby Depot department. The Company offers registered parents the opportunity to receive a gift certificate equal to five percent of qualified registered purchases.

     The Company has entered into an agreement with Christopher Lowell, the Emmy Award winning host of a home decorating and design show aired on the Discovery Channel, for the creation of an exclusive line of home furnishings and accessories. The Christopher Lowell Collection will be presented in a concept shop within the Company's existing linens and gift area commencing November 2000. The shop will feature Christopher Lowell's line of home furnishings including bedding, window treatments, bath accessories, picture frames and a paint line.

     The Company offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web. During the Spring of 2000, the Company relaunched its on-line shopping web site (www.coat.com) using Commerce Intelligence Software licensed by InterWorld Corporation. The site features over 5,000 items, shopping cart functionality, item search capability and a secure on-line payment processing system. An order management system allows for vendor direct, warehouse and store-based fulfillment of orders. Web site product data is tied to the Company's inventory systems for maintenance of prices and item availability. The Company plans to expand the merchandise mix offered through its web site, to upgrade its internet marketing and promotional capabilities, to further develop and automate its fulfillment and customer service systems, to add new features to its on-line store locator and to integrate its store-based gift registry with its web site; however, no assurance can be given that this venture will be successful.*

     The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.


Seasonality
-----------

     The Company's business is seasonal, with its highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, approximately 55% of the Company's net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the fall and warm during the early spring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Operations
----------

     Each store has a manager and one or more assistant managers, as well as department managers. The Company also employs regional and district managers to supervise overall store operating and merchandising policies. Major merchandising decisions are made, overall policies are set, and accounting and general financial functions for the Company's stores are conducted, at corporate headquarters. In addition, other operations such as real estate, store operations, loss prevention, merchandise presentation, customer service, and human resources, are managed on a Company-wide basis.

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


*   Forward Looking Statement.  See Safe Harbor Statement on page 6.

     At July 31, 2000, the Company had approximately 21,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores are covered by a collective bargaining agreement. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.


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

     Resale Price Maintenance. Since it is the general policy of the Company to sell at lower than the traditional full retail price, its business may be adversely affected by manufacturers who attempt to maintain the resale price of their merchandise by refusing to sell or grant advertising allowances to purchasers who do not adhere to their suggested retail prices. Federal legislation and regulations have been proposed from time to time which, if enacted, would be helpful to manufacturers attempting to establish minimum prices or withhold allowances. In addition, the rules against resale price maintenance have been subject to challenge in the courts from time to time.

     The Company has, on several occasions in the past, brought lawsuits against certain manufacturers and department store chains and complained to the Federal Trade Commission seeking more vigorous enforcement of existing Federal laws, as well as testified before Congress in connection with proposed legislation concerning the Federal antitrust laws.

Item 2.   Properties
          ----------

     The Company owns the land and building for twenty-three of its stores. In addition, the Company purchased the building for one of its stores to be opened in the Fall of calendar year 2000. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.

     The following table shows the years in which store leases existing at July 31, 2000 expire:

Fiscal Years         Number of Leases         Expiring with
Ending May 30            Expiring            Renewal Options
-------------        ----------------        ---------------

 2001-2002                   8                     18

 2003-2004                   5                     42

 2005-2006                  13                     46

 2007-2008                  10                     30

 2009-2010                   7                     36

 Thereafter                 25                     27
                          ------                 ------

           Total            68                    199
                          ======                 ======

     The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases three warehouse facilities of approximately 40,000 square feet, 85,000 square feet and 160,000 square feet, respectively, at locations nearby to the warehouse/distribution facility. The Company leases approximately 20,000 square feet of office space in New York City.


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

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2000.


                            PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
          ---------------------------------------------------------------------

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF."

     The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from May 31, 1998 to June 3, 2000 and for the two months ended July 31, 2000.

       Period                     Low Price        High Price
       ------                     ---------        ----------

May 31, 1998 to
August 29, 1998                    18  3/8          27  3/8

August 30, 1998 to
November 28, 1998                  13 15/16         22 11/16

November 29, 1998 to
February 27, 1999                  12 13/16         16  5/8

February 28, 1999 to
May 29, 1999                       11  1/16         17  5/16

May 30, 1999 to
August 28, 1999                    16  1/4          19  1/2

August 29, 1999 to
November 27, 1999                  12  3/16         20  1/2

November 28, 1999 to
February 26, 2000                  10  1/16         13  7/8

February 27, 2000 to
June 3, 2000                       10 11/16         17  3/16

June 4, 2000 to
July 31, 2000                      10 13/16         12  1/2


     At July 31, 2000 there were three hundred seventeen record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy
---------------

     The Board of Directors of the Company declared an annual cash dividend of two cents ($.02) per share in each of the last three fiscal years. The cash dividend for fiscal 2000 was declared on September 17, 1999, and was paid on November 2, 1999, to stockholders of record on October 7, 1999. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business.


Item 6.   Selected Financial Data
          -----------------------

          The following tables set forth certain selected financial data:

                                    Twelve          Twelve        Eleven (2)        Twelve         Twelve(3)
                                 Months Ended    Months Ended    Months Ended    Months Ended    Months Ended
                                    6/29/96         6/28/97        5/30/98          5/29/99        6/3/00
                                 ------------    ------------    ------------    ------------    ------------
                                               (In thousands of dollars, except per share data)

Statement of Operations Data:
-----------------------------
Revenues                          $1,583,197      $1,749,049      $1,782,292      $1,968,784      $2,226,183
Net Income Before
 Cumulative Effect of
 Accounting Change                    29,013          56,515          63,639          47,783          62,476
Basic and Diluted Net
 Income per Share Before
 Cumulative Effect of
 Accounting Change                       .59(1)         1.17(1)         1.34            1.02            1.37
Net Income                            29,013          56,515          63,639          47,783          61,120
Basic and Diluted Net
 Income Per Share                        .59(1)         1.17(1)         1.34            1.02            1.34

Dividends Per Share                        -               -             .02             .02             .02

Balance Sheet Data:
------------------

Total Assets                      $  704,731      $  775,077      $  909,807      $  941,635      $1,046,047
Working Capital                      288,107         319,736         368,459         332,759         260,399
Long-Term Debt                        74,907          62,274          60,890          52,970           8,105
Stockholders' Equity                 413,745         460,215         516,069         548,156         586,441
_________________

(1) Adjusted to give retroactive effect to six for five stock split effected in October, 1997.

(2) During fiscal 1998, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Saturday closest to June 30 to a fiscal year ending on the Saturday closest to May 31.

(3) During fiscal 2000, the Company changed its method of accounting for layaway and lease department revenues and related costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended June 3, 2000 and May 29, 1999.

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

     During fiscal 1998 the Company changed its fiscal year from a 52-53 week fiscal year ending on the Saturday closest to June 30 to a fiscal year ending on the Saturday closest to May 31. The following discussion compares the twelve months (53 weeks) ended June 3, 2000 with the twelve months (52 weeks) ended May 29, 1999 and the twelve months (52 weeks) ended May 29, 1999 with the twelve months (52 weeks) ended May 30, 1998 (unaudited).


Results of Operations
---------------------

                       Twelve Months Ended
                       -------------------
                  June 3, 2000 and May 29, 1999
                  -----------------------------

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended June 3, 2000 and May 29, 1999.


                                             Percentage of Net Sales
                                             -----------------------

                                               Twelve Months Ended
                                               -------------------

                                          June 3, 2000     May 29, 1999
                                          ------------     ------------

Net Sales                                    100.0%          100.0%

Costs and Expenses:

Cost of Sales                                 64.0            63.9

Selling and Administrative Expenses           30.6            31.3

Depreciation and Amortization                  1.9             1.8

Interest Expense                               0.2             0.3
                                             -------         -------

                                              96.7            97.3

Other Income                                   1.3             1.2
                                             -------         -------

Income Before Provision for
  Income Taxes                                 4.6             3.9

Provision for Income Taxes                     1.7             1.4

Income Before Cumulative Effect
  of Accounting Change                         2.9             2.5

Cumulative Effect of Accounting Change        (0.1)             -
                                             -------         -------

Net Income                                     2.8%            2.5%
                                             =======         =======

Performance for the Twelve Months (53 weeks) Ended June 3, 2000 Compared With
-----------------------------------------------------------------------------
the Twelve Months (52 weeks) Ended May 29, 1999
-----------------------------------------------

     Consolidated net sales increased $254.6 million (13.1%) for fiscal 2000 compared with the similar period of a year ago. Comparative stores sales increased 2.2% for the period. Twenty-two new Burlington Coat Factory stores, opened during fiscal 2000, contributed $118.6 million to this year's net sales. Stores opened a year ago contributed $64.5 million to this year's net sales from the beginning of fiscal 2000 to the anniversary of their opening date. Stores which were in operation a year ago, but which were closed prior to this year, contributed $7.0 million to last year's sales. Week 53 of the current fiscal year contributed $31.3 million to this year's net sales for Burlington Coat Factory stores.

     The Cohoes stores contributed $39.9 million to consolidated sales for the twelve months ended June 3, 2000 compared with $36.8 million for the twelve months ended May 29, 1999. Cohoes comparative store sales decreased 3.7% for the twelve month period. One new Cohoes store opened during the current fiscal year contributed $3.7 million to this year's sales. Week 53 of the current fiscal year contributed $0.6 million to this year's net sales.

     Sales in fiscal 2000 for the Decelle stores were $33.8 million compared with $33.5 million for the twelve months ended May 29, 1999. Decelle comparative store sales increased 0.7% for the twelve months ended June 3, 2000 compared with the similar twelve month period of a year ago. One Decelle store was closed during fiscal 1999 which contributed $0.4 million to last year's sales. Week 53 of the current fiscal year contributed $0.6 million to this year's net sales.

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $27.5 million for fiscal 2000 compared with $24.7 million for the similar period of a year ago. This increase is primarily the result of additional rental income from leased departments of approximately $1.0 million. In addition, other income increased due to an increase in interest income, resulting from higher interest rates, during the comparative twelve month periods ended June 3, 2000 and May 29, 1999 and to the receipt of payment of $0.5 million for certain non-recurring contractual obligations during fiscal 2000.

     Cost of sales increased $163.4 million (13.1%) for the twelve months ended June 3, 2000 compared with the twelve months ended May 29, 1999. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year as well as an increase in cost of sales as a percentage of net sales, which increased from 63.9% to 64.0%. Improvements in initial margins were offset by increases in freight costs and slight increases in markdowns as a percentage of sales this year over last year.

     Selling and administrative expenses increased $64.4 million (10.6%) from the 1999 period to the 2000 period. This increase was due mainly to an increase in the number of stores in operation and increases in payroll and payroll related expenses. As a percentage of net sales, selling and administrative expenses were 30.6% for the twelve months ended June 3, 2000 compared with 31.3% for the twelve months ended May 29, 1999.

     Depreciation and amortization expense amounted to $41.0 million in the twelve months ended June 3, 2000 compared with $35.0 million in the twelve months ended May 29, 1999. This increase of $6.0 million in the fiscal 2000 period compared with the comparative 1999 period is attributable primarily to new stores opened during the year as well as remodeling and refixturing of existing stores.

     Interest expense decreased $0.4 million for the twelve months ended June 3, 2000 compared with the similar period of a year ago. The decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayments of the subordinated notes and the industrial development bonds.

     The provision for income taxes increased to $37.7 million for the twelve months ended June 3, 2000 from $28.4 million for the similar fiscal period a year ago. This increase in the tax provision was due to higher earnings as well as an increase in the effective tax rate. The effective tax rate for fiscal 2000 was 37.6% compared with 37.2% in the prior fiscal year. This rate increase is due primarily to a slight increase in the effective state tax rate and a decrease in federal jobs tax credits available to the Company.

     Income before cumulative effect of accounting change increased $14.7 million to $62.5 million for the fiscal 2000 period from $47.8 million for the comparative 1999 period. Net income per share before cumulative effect of accounting change was $1.37 per share for fiscal 2000 compared with $1.02 per share for the comparative 1999 period.

     During the fiscal year ended June 3, 2000, the Company recorded a cumulative effect loss resulting from the adoption of SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The Company changed its method of accounting for layaway sales in compliance with SAB No.
101. Under the new accounting method, the Company will defer recognition of a layaway sale and its related profit to the accounting period when the customer picks up layaway merchandise. The cumulative effect of this change for periods prior to fiscal 2000 is shown as a cumulative effect of accounting change in the Consolidated Statements of Operations and amounted to a $1.4 million decrease in income (net of income taxes) or $0.03 per share. The accounting change has only a slight impact on annual sales and earnings. However, due to the seasonality of the Company's business, this change may result in shifts of sales and earnings among the Company's fiscal quarters.


Results of Operations
---------------------


                       Twelve Months Ended
                       -------------------
                  May 29, 1999 and May 30, 1998
                  -----------------------------

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended May 29, 1999 and May 30, 1998 (unaudited).


                                             Percentage of Net Sales
                                             -----------------------

                                               Twelve Months Ended
                                               -------------------

                                          May 29, 1999      May 30, 1998
                                          ------------      ------------

Net Sales                                    100.0%            100.0%

Costs and Expenses:

Cost of Sales                                 63.9              63.2

Selling and Administrative Expenses           31.3              30.5

Depreciation and Amortization                  1.8               1.8

Interest Expense                               0.3               0.4
                                             -------           -------

                                              97.3              95.9

Other Income                                   1.2               1.5
                                             -------           -------

Income Before Income Taxes                     3.9               5.6

Provision for Income Taxes                     1.4               2.2
                                             -------           -------

Net Income                                     2.5%              3.4%
                                             =======           =======

Performance for the Twelve Months (52 weeks) Ended May 29, 1999 Compared With
-----------------------------------------------------------------------------
the Twelve Months (52 weeks) Ended May 30, 1998 (unaudited)
-----------------------------------------------------------

     Consolidated net sales increased $97.0 million (5.3%) for fiscal 1999 compared with the similar period of the prior year. Comparative stores sales increased 2.7% for the period. Fifteen new Burlington Coat Factory stores, opened during fiscal 1999, contributed $48.6 million to the year's sales.
Stores opened in fiscal 1998 contributed $31.2 million to net sales from the beginning of fiscal 1999 to the anniversary of their opening date. Stores which were in operation during fiscal 1998, but which were closed prior to fiscal 1999, contributed $20.8 million to fiscal 1998 sales.

     The Cohoes stores contributed $36.8 million to consolidated sales for the twelve months ended May 29, 1999 compared with $37.3 million for the twelve months ended May 30, 1998. Cohoes comparative store sales decreased 2.7% for the twelve month period.

     Sales in fiscal 1999 for the Decelle stores were $33.5 million compared with $39.7 million for the twelve months ended May 30, 1998. Decelle comparative store sales decreased 8.9% for the twelve months ended May 29, 1999 compared with the similar twelve month period of the prior year. One Decelle store was closed during fiscal 1999 which contributed $2.3 million to sales of the prior fiscal year.

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) decreased to $26.1 million for fiscal 1999 compared with $28.6 million for the similar period of the prior year. This decrease is primarily the result of investment income decreases of approximately $2.9 million, resulting from a decrease in investable funds during the comparative fiscal periods and a decrease in interest rates during most of the comparative period. Offsetting the decrease in investment income was an increase in rental income from lease departments of $0.7 million.

     Cost of sales increased $76.0 million (6.5%) for the twelve months ended May 29, 1999 compared with the twelve months ended May 30, 1998. The dollar increase in cost of sales was due to the increase in net sales during the 1999 fiscal year compared with the prior year as well as an increase in cost of sales as a percentage of net sales, which increased from 63.2% to 63.9%. This increase was due mainly to higher markdowns as a percentage of sales in fiscal 1999 over fiscal 1998, and a slight increase in shrinkage loss.

     Selling and administrative expenses increased $45.5 million (8.1%) from the 1998 period to the 1999 period. This increase was due mainly to an increase in the number of stores in operation and to increases in payroll and payroll related expenses. As a percentage of net sales, selling and administrative expenses were 31.3% for the twelve months ended May 29, 1999 compared with 30.5% for the twelve months ended May 30, 1998.

     Depreciation and amortization expense amounted to $35.0 million in the twelve months ended May 29, 1999 compared with $32.8 million in the twelve months ended May 30, 1998. This increase of $2.2 million in the fiscal 1999 period compared with the comparative 1998 period is attributable primarily to new stores opened during the year as well as remodeling and refixturing of existing stores.

     Interest expense decreased $1.8 million for the twelve months ended May 29, 1999 compared with the similar period of the prior year. The decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayments of the subordinated notes and the industrial development bonds.

     The provision for income taxes decreased to $28.4 million for the twelve months ended May 29, 1999 from $41.2 million for the similar fiscal period ended May 30, 1998. This decrease in the tax provision was due to lower earnings as well as a decrease in the effective tax rate. The effective tax rate for fiscal 1999 was 37.2% compared with 39.8% in the prior fiscal year. This rate decrease is due primarily to a decrease in the effective state tax rate and an increase in federal jobs tax credits available to the Company.

     Net income decreased $14.6 million to $47.8 million for the 1999 period from $62.4 million for the comparative 1998 period. Net income per share was $1.02 per share for fiscal 1999 compared with $1.31 per share for the comparative 1998 period.


Liquidity and Capital Resources
-------------------------------

     During fiscal 2000, the Company opened twenty-two Burlington Coat Factory Warehouse stores and one Cohoes store. The Company closed four stores and relocated four others to new locations within their trading areas. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 2000 were approximately $38.6 million. Expenditures for store relocations, store expansions and store refurbishings were approximately $28.6 million during fiscal 2000. During fiscal 2000, the Company purchased the land and building associated with two of its new stores for $10.8 million and acquired the leases of two stores for $1.5 million. In addition, expenditures for store locations to be opened during fiscal 2001, including the purchase of one building, amounted to $9.0 million. Other capital expenditures, consisting primarily of computer system enhancements and distribution center improvements amounted to $20.6 million for fiscal 2000. For fiscal 2001, the Company estimates that it will spend approximately $93.0 million for capital expenditures (i.e., building acquisitions, fixtures, equipment and leasehold improvements) in connection with the opening of approximately nineteen to twenty-five new stores (including store relocations), remodeling and expansion of existing stores, expansion of the Company's home office and warehouse facilities, and computer enhancement projects.*

     The Company repurchased 1,922,949 shares of its stock, costing approximately $22.4 million, in the current fiscal period. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of June 3, 2000, the Company had authority to purchase an additional $7.0 million of its stock. Subsequent to June 3, 2000, the Company repurchased 229,100 shares of its stock, costing approximately $2.8 million.

     Working capital decreased to $260.4 million at June 3, 2000 from $332.8 million at May 29, 1999. At May 30, 1998, working capital was $368.5 million.

     Total funds provided from operations for the fiscal years ended June 3, 2000, May 29, 1999 and May 30, 1998 were $112.1 million, $94.7 million, and
$97.6 million, respectively. Total funds from operations are calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

     Net cash provided by operating activities of $162.9 million for fiscal 2000 increased by $89.9 million from $73.1 million in net cash provided from operating activities for fiscal 1999. This increase in net cash from operations was due in part to an increase in net income before depreciation expense of $19.3 million, a smaller increase in inventory ($12.0 million) in comparison with the increase in the prior fiscal year ($26.2 million), and a larger increase in accounts payable in the latest fiscal year ($51.6 million) in comparison with an increase in accounts payable of $24.2 million in the prior fiscal year.

     On September 17, 1999, the Board of Directors of the Company declared the annual cash dividend in the amount of two cents ($0.02) per share. The cash dividend was paid on November 2, 1999, to stockholders of record on October 7, 1999. The paid dividend amounted to $0.9 million.

     The Company's long-term borrowings at June 3, 2000 include $44.4 million of long term subordinated notes issued by the Company to institutional investors in June, 1990 ("the Notes") and an

*   Forward Looking Statement.  See Safe Harbor Statement on page 6.

industrial development refunding bond of $8.5 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds").

     The Notes were scheduled to mature on June 27, 2005 and bore interest at the rate of 10.6% per annum. As of June 3, 2000, the Notes had a remaining average scheduled maturity of approximately 3 years and were subject to mandatory payment in installments of $7.4 million each without premium on June 27 of each year. The Notes were subordinated to senior debt, including, among others, bank debt and indebtedness for borrowed money. On June 27, 2000, the Company paid its mandatory $7.4 million installment payment. In addition, the Company prepaid the remaining $37.0 million balance of the Notes. The prepayment penalty was approximately $1.0 million.

     The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $2.1 million and mature in series annually on September 1, through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 3.75% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 5.8% and 6.5 years, respectively. During fiscal 2000, the Company expended approximately $0.4 million for the repayment of the Refunding Bonds.

     The Company has in place a committed line of credit agreement in the amount of $50.0 million and an additional $50.0 million in uncommitted lines of credit. The Company had no borrowings under these credit lines during the fiscal 2000 and fiscal 1999 periods. The Company had letter of credit commitments outstanding against these lines of credit of $30.8 million at the end of fiscal 2000 and $20.9 million at the end of fiscal 1999. Subsequent to June 3, 2000, as a result of the early payoff of the Notes, borrowings under the lines of credit were necessary. Through July 31, 2000, the Company had maximum borrowings against these credit lines of $51.8 million.

     The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit and term loan agreement as well as
uncommitted lines of credit.*   Furthermore, to the extent that the Company
decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.*


*   Forward Looking Statement.  See Safe Harbor Statement on page 6.

Inflation
---------

     Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased, and therefore, inflation has not had a significant effect on operations.*



Item 7A.   Quantitative and Qualitative Disclosures About Market Risks
           -----------------------------------------------------------

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At June 3, 2000, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments at June 3, 2000:


     Scheduled Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at June 3, 2000 (in thousands)

                               Average                     Average
               Fixed Rate      Interest       Long-Term    Interest
                  Debt           Rate        Investments     Rate
             --------------------------------------------------------

2001           $ 7,905          10.3%            -           6.3%
2002             7,905          10.3%         $ 4,200        6.3%
2003             7,955          10.2%            -           6.5%
2004             8,005          10.2%          20,000        6.5%
Thereafter      21,200           9.2%            -            -
               -------                        -------

Total          $52,970                        $24,200
               =======                        =======

Fair Value
at June 3,
2000           $55,946                        $23,659
               =======                        =======


Item 8.   Financial Statements and Supplementary Data
          -------------------------------------------

          See Index to Financial Statements and following pages.


*   Forward Looking Statement.  See Safe Harbor Statement on page 6.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure
          --------------------

          None.



                            PART III


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------


Item 11.  Executive Compensation
          ----------------------


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------


     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after June 3, 2000.

                            PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
          ----------------------------------------------------------------


          (a)  The following documents are filed as part of this Report.

                                                            Page No.
                                                            --------

    1.    Financial Statements

          Index to Consolidated Financial Statements           29

          Independent Auditors' Report                         30

          Consolidated Balance Sheets                          31
            June 3, 2000 and May 29, 1999

          Consolidated Statements of Operations                32
            for the Twelve Months Ended
            June 3, 2000, the Twelve Months
            Ended May 29, 1999 and the Eleven Months
            Ended May 30, 1998

          Consolidated Statements of Stockholders'             33
            Equity for the Eleven Months Ended
            May 30, 1998, the Twelve Months Ended
            May 29, 1999 and the Twelve Months Ended
            June 3, 2000

          Consolidated Statements of Cash                      34
            Flows for the Twelve Months Ended
            June 3, 2000, the Twelve
            Months Ended May 29, 1999, and the
            Eleven Months ended May 30, 1998

          Notes to Consolidated Financial Statements           35


    2.    Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts      54

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

                                                            Page No.
                                                            --------

    3.    Exhibits

    3.1   Articles of Incorporation, as amended                1/
                                                               --

    3.2   By-laws                                              1/
                                                               --

   10.1   Cohoes Fashions, Inc. Employees' 401(k)              2/
            Savings Plan (as amended and restated              --
            effective January 1, 1999)

   10.2   1993 Stock Incentive Plan*                           1/
                                                               --

   10.3   1998 Stock Incentive Plan*                           1/
                                                               --

   10.4   Revolving Credit Agreement dated August 30,          3/
            1985 between the Company and BancOhio              --
            National Bank, as amended through
            Amendment No. 6

   10.5   Amendment No. 7 to Revolving Credit Agreement        1/
            dated June 1, 1998 between the Company and         --
            National City Bank

   10.6   Burlington Coat Factory Warehouse Corporation        60
            401(k) Profit-Sharing Plan (as amended and
            restated effective January 1, 2000)
____________________

(1) Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 30, 1998. File No. 1-8739.

(2) Incorporated by reference to Exhibits filed with the Company's Registration Statement on Form S-8 with the Commission on May 20, 1999. File No. 333-78941.

(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1996. File No. 1-8739.


*    Executive Compensation Plan

                                                            Page No.
                                                            --------


   10.7   Loan Agreement dated as of August 1, 1995 by         4/
            and between New Jersey Economic Development        --
            Authority and Burlington Coat Factory Ware-house of New Jersey, Inc.

   10.8   Assignment of Leases dated as of August 1,           4/
            1995 from Burlington Coat Factory Warehouse        --
            of New Jersey, Inc. to First Fidelity
            Bank, National Association

   10.9   Mortgage and Security Agreement dated as of          4/
            August 1, 1995 between Burlington Coat             --
            Factory Warehouse of New Jersey, Inc. and
            First Fidelity Bank, National Association

   10.10  Indenture of Trust dated as of August 1, 1995        4/
            by and between New Jersey Economic Development     --
            Authority and Shawmut Bank Connecticut,
            National Association

   10.11  Guaranty and Suretyship dated as of August 1,        4/
            1995 from the Company to First Fidelity Bank,      --
            National Association

   10.12  Letter of Credit Reimbursement Agreement dated       4/
            as of August 1, 1995 between Burlington Coat       --
            Factory Warehouse of New Jersey, Inc. and
            First Fidelity Bank, National Association

   10.13  Environmental Indemnity Agreement dated as of        4/
            August 1, 1995 between Burlington Coat Factory     --
            Warehouse of New Jersey, Inc. and First
            Fidelity Bank, National Association

____________________

(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 1, 1995. File No. 1-8739.

                                                            Page No.
                                                            --------


   10.14  Burlington Coat Factory Warehouse Corporation        109
            Deferred Compensation Plan effective
            May 1, 2000*

      21  Subsidiaries of Registrant                           120

      23  Consent of Deloitte & Touche LLP, independent        122
            certified public accountants, to the use of their report on the financial statements of the Company for the year ended June 3, 2000 in the Registration Statements of the Company on Form S-8, Registration No. 2-96332,
            No. 33-21569, No. 33-51965, No. 333-41077,
            No. 333-65995, and No. 333-78941

      27  Financial Data Schedule                              124



          EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
          ---------------------------------------------

           Description                   Location
           -----------                   --------

1) 1993 Stock Incentive Plan       Filed as Exhibit 10.3

2) 1998 Stock Incentive Plan       Filed as Exhibit 10.4

3) Deferred Compensation Plan      Filed as Exhibit 10.18

        (b)  Reports on Form 8-K

     During the quarter ended June 3, 2000 the Company did not file any report on Form 8-K.


*    Executive Compensation Plan

                               SIGNATURES
                               ----------

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
             ---------------------------------------------
                              (Registrant)


By:     /s/ Monroe G. Milstein
       -----------------------------
       Monroe G. Milstein, President

Dated: September 1, 2000

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Name                           Title                        Date
         ----                           -----                        ----

 /s/Monroe  G. Milstein          Chief Executive Officer       September 1, 2000
---------------------------      and President (Principal
Monroe G. Milstein               Executive Officer);
                                 Director


 /s/Robert L. LaPenta, Jr.       Controller (Principal         September 1, 2000
---------------------------      Financial and
Robert L. LaPenta, Jr.           Accounting Officer)


 /s/Bernard Brodsky              Treasurer                     September 1, 2000
---------------------------
Bernard Brodsky


 /s/ Henrietta Milstein          Director                      September 1, 2000
---------------------------
Henrietta Milstein


 /s/Harvey Morgan                Director                      September 1, 2000
---------------------------
Harvey Morgan


 /s/Andrew R. Milstein           Director                      September 1, 2000
---------------------------
Andrew R. Milstein


 /s/Stephen E. Milstein          Director                      September 1, 2000
---------------------------
Stephen E. Milstein


 /s/Mark A. Nesci                Director                      September 1, 2000
---------------------------
Mark A. Nesci


 /s/Irving Drillings             Director                      September 1, 2000
---------------------------
Irving Drillings

                 [THIS PAGE INTENTIONALLY LEFT BLANK]

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
          ---------------------------------------------

                        AND SUBSIDIARIES
                        ----------------

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
           ------------------------------------------


                                                         Page No.
                                                         --------

Independent Auditors' Report                                30

Consolidated Balance Sheets                                 31
  June 3, 2000 and May 29, 1999

Consolidated Statements of Operations for the               32
  Twelve Months Ended June 3, 2000, the Twelve Months
  Ended May 29, 1999 and the Eleven Months
  Ended May 30, 1998

Consolidated Statements of Stockholders'                    33
  Equity for the Eleven Months Ended
  May 30, 1998, the Twelve Months Ended
  May 29, 1999 and the Twelve Months Ended
  June 3, 2000

Consolidated Statements of Cash Flows for the               34
  Twelve Months Ended June 3, 2000, the Twelve Months
  Ended May 29, 1999 and the Eleven Months Ended
  May 30, 1998

Notes to Consolidated Financial Statements                  35

Financial Statement Schedules

Schedule II -- Valuation and Qualifying Accounts            54

Schedules I, III, IV and V are omitted because they are not applicable or not required because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT
----------------------------

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

        We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and its subsidiaries as of June 3, 2000 and May 29, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 3, 2000 and May 29, 1999 and for the eleven months in the period ended May 30, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries at June 3, 2000 and May 29, 1999, and the results of their operations and their cash flows for the years ended June 3, 2000 and May 29, 1999 and for the eleven months in the period ended May 30, 1998 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

        As discussed in Note A to the consolidated financial statements, during the year ended June 3, 2000, the Company changed its method of accounting for layaway sales.


DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
July 26, 2000

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                        AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS

          (All amounts in thousands except share data)


                                                              June 3,             May 29,
                                                               2000                1999
                                                             --------            --------
Current Assets:
  Cash and Cash Equivalents                                  $127,818            $106,952
  Accounts Receivable (Net of Allowance for Doubtful
    Accounts of $604 in 2000 and $723 in 1999)                 20,119              14,227
  Merchandise Inventories                                     513,018             501,040
  Deferred Tax Asset                                            8,813              10,231
  Prepaid and Other Current Assets                             23,766              18,247
  Prepaid Income Tax                                             -                    973
                                                             --------            --------

     Total Current Assets                                     693,534             651,670

Property and Equipment Net of Accumulated
  Depreciation and Amortization                               318,316             252,221
Long Term Investments                                          23,659              24,175
Intangible and Other Assets (Net of Accumulated
  Amortization of $6,911 in 2000 and $5,952 in 1999)           10,538              13,569
                                                             --------            --------

Total Assets                                               $1,046,047            $941,635
                                                           ==========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
  Accounts Payable                                           $274,337            $222,766
  Income Taxes Payable                                         16,472                -
  Accrued Insurance Costs                                       8,109              10,814
  Other Current Liabilities                                    89,352              77,412
  Current Maturities of Long-Term Debt                         44,865               7,919
                                                             --------            --------

    Total Current Liabilities                                 433,135             318,911

Long-Term Debt                                                  8,105              52,970
Other Liabilities                                              15,064              15,689
Deferred Tax Liability                                          3,302               5,909

Commitments and Contingencies

Stockholders' Equity:
  Preferred Stock, Par Value $1; Authorized
    5,000,000 shares; none issued and outstanding                -                   -
  Common Stock, Par Value $1; Authorized
    100,000,000 shares; 49,702,538 shares issued at
    June 3, 2000; 49,611,988 shares issued
    at May 29, 1999                                           49,703               49,612
  Capital in Excess of Par Value                              19,937               19,157
  Retained Earnings                                          575,994              515,814
  Unearned Compensation                                         -                      (2)
  Accumulated Other Comprehensive Income (Loss)                 (359)                 (29)
  Treasury Stock at Cost; 2000-5,135,239 shares;
    1999-3,212,290 shares                                    (58,834)             (36,396)
                                                            --------             --------
    Total Stockholders' Equity                               586,441              548,156
                                                            --------             --------

Total Liabilities and Stockholders' Equity                $1,046,047             $941,635
                                                          ==========             ========

See notes to consolidated financial statements

          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                        AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS

          (All amounts in thousands except share data)


                                            Twelve Months     Twelve Months     Eleven Months
                                                Ended             Ended             Ended
                                               June 3,           May 29,           May 30,
                                                2000              1999              1998
                                            -------------     -------------     -------------
REVENUES:
Net Sales                                    $2,198,696        $1,944,106        $1,756,232
Other Income                                     27,487            24,678            26,060
                                             ----------        ----------        ----------

                                              2,226,183         1,968,784         1,782,292
                                             ----------        ----------        ----------

COSTS AND EXPENSES:
 Cost of Sales (Exclusive of
  Depreciation and Amortization)              1,406,625         1,243,198         1,111,722
 Selling and Administrative Expenses            673,027           608,629           528,354
 Depreciation and Amortization                   41,028            35,046            29,634
 Interest Expense                                 5,377             5,771             6,829
                                             ----------        ----------        ----------

                                              2,126,057         1,892,644         1,676,539
                                             ----------        ----------        ----------

Income Before Provision for
 Income Taxes                                   100,126            76,140           105,753

Provision for Income Taxes                       37,650            28,357            42,114


Income Before Cumulative Effect
  of Accounting Change                       $   62,476        $   47,783        $   63,639
Cumulative Effect of Accounting Change,
  Net of Income Taxes                            (1,356)               -                 -
                                             ----------        ----------        ----------

  Net Income                                 $   61,120        $   47,783        $   63,639
                                             ==========        ==========        ==========

Basic and Diluted Net Income Per Share:
Income Before Cumulative Effect of
  Accounting Change                          $     1.37        $     1.02        $     1.34

Cumulative Effect of Accounting Change,
  Net of Income Taxes                              (.03)               -                 -
                                             ----------        ----------        ----------

Net Income                                   $     1.34        $     1.02        $     1.34
                                             ==========        ==========        ==========

Weighted Average Shares Outstanding          45,707,520        46,876,564        47,420,726
                                             ==========        ==========        ==========

Dividends Per Share                          $      .02        $      .02        $      .02
                                             ==========        ==========        ==========


See notes to consolidated financial statements








          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                        AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               ELEVEN MONTHS ENDED MAY 30, 1998,
                TWELVE MONTHS ENDED MAY 29, 1999
              and TWELVE MONTHS ENDED JUNE 3, 2000

                   (All amounts in thousands)


                                                                                    Accumulated
                                         Capital in                                    Other
                              Common     Excess of     Retained       Unearned     Comprehensive     Treasury
                              Stock      Par Value     Earnings     Compensation   Income (Loss)      Stock        Total
----------------------------------------------------------------------------------------------------------------------------
Balance at June 28, 1997      $41,259     $25,997      $406,123         ($54)           -            ($13,110)    $460,215
Net Income                                               63,639                                                     63,639
Stock Options Exercised            78         444                                                                      522
Tax Benefit From Exercise
  of Stock Options                            526                                                                      526
Unearned Compensation                                                     25                                            25
Treasury Stock Transactions                                                                            (8,054)      (8,054)
Stock Dividend                  8,257      (8,257)                                                                       -
Dividends                                                  (804)                                                      (804)
____________________________________________________________________________________________________________________________

Balance at May 30, 1998        49,594      18,710       468,958          (29)           -             (21,164)     516,069
Comprehensive Income:
 Net Income                                              47,783                                                     47,783
 Net Unrealized Loss on
  Noncurrent Marketable
  Securities, Net of
  Income Taxes                                                                       ($29)                             (29)
                                                                                                                  ---------
 Total Comprehensive Income                                                                                         47,754
Stock Options Exercised            18         198                                                                      216
Tax Benefit From Exercise
  of Stock Options                            249                                                                      249
Unearned Compensation                                                     27                                            27
Treasury Stock Transactions                                                                           (15,232)     (15,232)
Dividends                                                  (927)                                                      (927)
____________________________________________________________________________________________________________________________

Balance at May 29, 1999        49,612      19,157       515,814           (2)         (29)            (36,396)     548,156
Comprehensive Income:
 Net Income                                              61,120                                                     61,120
 Net Unrealized Loss on
  Noncurrent Marketable
  Securities, Net of
  Income Taxes                                                                       (330)                            (330)
                                                                                                                  --------
 Total Comprehensive Income                                                                                         60,790
Stock Options Exercised            91         310                                                                      401
Tax Benefit From Exercise
  of Stock Options                            470                                                                      470
Unearned Compensation                                                      2                                             2
Treasury Stock Transactions                                                                           (22,438)     (22,438)
Dividends                                                  (940)                                                      (940)
____________________________________________________________________________________________________________________________

Balance at June 3, 2000       $49,703     $19,937      $575,994            -        ($359)           ($58,834)    $586,441
============================================================================================================================

See notes to consolidated financial statements

              BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                             AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (All amounts in thousands)

                                                         Twelve Months      Twelve Months      Eleven Months
                                                             Ended              Ended              Ended
                                                         June 3, 2000       May 29, 1999       May 30, 1998
                                                       -------------------------------------------------------
OPERATING ACTIVITIES
  Net Income                                               $ 61,120           $ 47,783           $ 63,639

    Adjustments to Reconcile Net Income to Net
      Cash Provided by Operating Activities:
    Depreciation and Amortization                            41,028             35,046             29,634
    Provision for Losses on Accounts Receivable               8,482              7,978              7,187
    Provision for Deferred Income Taxes                      (1,189)             3,114             (4,658)
    Loss on Disposition of Fixed Assets                         314                836                794
    Non-Cash Rent Expense and Other                           3,414              1,061              1,047

     Changes in Assets and Liabilities:
      Accounts Receivable                                    (9,970)            (7,443)            (7,931)
      Merchandise Inventories                               (11,978)           (26,223)          (108,584)
      Prepaids and Other Current Assets                      (4,546)             4,746            (15,843)
      Accounts Payable                                       51,571             24,169             54,757
      Accrued and Other Current Liabilities                  25,708            (16,873)            19,506
      Deferred Rent Incentives                               (1,085)            (1,085)             7,887
                                                           ---------          ---------          ---------

      Net Cash Provided by Operating Activities             162,869             73,109             47,435
                                                           ---------          ---------          ---------

INVESTING ACTIVITIES
  Acquisition of Property and Equipment                    (107,578)           (69,244)           (43,320)
  Proceeds From Sale of Fixed Assets                          1,186              3,682                 13
  Lease Acquisition Costs                                    (1,523)            (8,825)                -
  Issuance of Notes Receivable                               (3,601)                -                  -
  Receipts Against Long-Term Notes Receivable                   119              3,197              1,118
  Acquisition of Long Term Securities                            -             (24,280)                -
  Minority Interest and Other                                  (182)                58                 58
                                                           ---------          ---------          ---------

      Net Cash Used in Investing Activities                (111,579)           (95,412)           (42,131)
                                                           ---------          ---------          ---------

FINANCING ACTIVITIES
  Principal Payments on Long-Term Debt                       (7,919)            (8,793)              (423)
  Issuance of Common Stock Upon Exercise of
   Stock Options                                                873                243                547
  Purchase of Treasury Stock                                (22,438)           (15,232)            (8,054)
  Payment of Dividends                                         (940)              (927)              (804)
                                                           ---------          ---------          ---------

      Net Cash Used in Financing Activities                 (30,424)           (24,709)            (8,734)
                                                           ---------          ---------          ---------

      Increase (Decrease) in Cash and Cash Equivalents       20,866            (47,012)            (3,430)
      Cash and Cash Equivalents at Beginning of Period      106,952            153,964            157,394
                                                           ---------          ---------          ---------
      Cash and Cash Equivalents at End of Period           $127,818           $106,952           $153,964
                                                           =========          =========          =========

Supplemental Disclosure of Cash Flow Information:
      Interest Paid                                        $  5,616           $  6,431           $  4,000
                                                           =========          =========          =========

      Income Taxes Paid                                    $ 19,921           $ 36,588           $ 42,240
                                                           =========          =========          =========

See notes to consolidated financial statements

Notes to Consolidated Financial Statements
------------------------------------------

A.   Summary of Significant Accounting Policies

     1.   Business

          Burlington Coat Factory Warehouse Corporation operates 282 stores, in 42 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse" (two hundred sixty-two stores), "Cohoes Fashions" (five stores), "Decelle" (eight stores), "Luxury Linens" (five stores), "Totally 4 Kids" (one store), and "Baby Depot" (one store). Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories.

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

     4.   Cash and Cash Equivalents

          Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at time of purchase. Cash equivalent investments amounted to $120.8 million at June 3, 2000 and $89.6 million at May 29, 1999.

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

     8.   Intangible and Other Assets

          Intangible and Other Assets primarily consisted of leasehold purchases, which are amortized over the minimum life of the related lease term.

     9.   Other Current Liabilities

          Other current liabilities primarily consisted of sales tax payable, accrued operating expenses, payroll taxes payable and other miscellaneous items.

     10.  Store Opening Expenses

          Expenses related to new store openings are charged to operations in the period incurred.

     11.  Income Taxes

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.

     12.  Basic and Diluted Net Income Per Share

          SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation.

          Basic and diluted net income per share before cumulative effect of accounting change is based on the weighted average number of shares outstanding during each period. The amounts used in calculation of basic and dilutive net income per share before cumulative effect of accounting change are as follows:

                                          Twelve Months       Twelve Months       Eleven Months
                                              Ended               Ended               Ended
                                          June 3, 2000        May 29, 1999        May 30, 1998
                                         -------------------------------------------------------
                                            (all amounts in thousands except per share data)
Income Before Cumulative
 Effect of Accounting Change                $62,476             $47,783             $63,639
                                            =======             =======             =======
Weighted Average Shares
 Outstanding                                 45,708              46,877              47,421
Effect of Dilutive Stock Options                 42                  87                  99
                                            -------             -------             -------
Weighted Average Shares Out-
 standing, Assuming Dilution                 45,750              46,964              47,520
                                            =======             =======             =======
Basic and Diluted Net
 Income Per Share Before
 Cumulative Effect of
 Accounting Change                          $  1.37             $  1.02             $  1.34
                                            =======             =======             =======


          Options to purchase 198,120 shares of common stock were outstanding during fiscal 2000, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares and therefore would be antidilutive.


     13.  Fiscal Year End Date

          Fiscal 2000 ended June 3, 2000 and consisted of 53 weeks. Fiscal 1999 ended on May 29, 1999 and consisted of 52 weeks. Fiscal 1998 ended May 30, 1998 and consisted of 48 weeks. For comparative purposes, financial data for the twelve months ended June 3, 2000 (53 weeks), the twelve months ended May 29, 1999 (52 weeks) and the twelve months ended May 30, 1998 (52 weeks-unaudited) is set forth below.

                                                          Twelve Months Ended
                                          June 3, 2000       May 29, 1999       May 30, 1998
                                           (53 weeks)         (52 weeks)         (52 weeks)
                                                                                 (unaudited)
                                     ------------------------------------------------------------
                                                  (in thousands except per share data)
Revenues                                   $2,226,183        $1,968,784          $1,875,639
Gross Margin                                  792,071           700,908             679,871
Selling and Administration
  Expenses                                    673,027           608,629             564,524
Provision for Income Taxes                     37,650            28,357              41,195
Income Before Cumulative
  Effect of Accounting Change                  62,476            47,783              62,358
Basic and Diluted Net Income
  Per Share Before Cumulative
  Effect of Accounting Change                   $1.37             $1.02               $1.31



     14.  Other Income

          Other income is primarily rental income received from leased departments, interest income and miscellaneous items.

     15.  Advertising Costs

          The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expense as incurred. Net advertising expenses for the twelve months ended June 3, 2000, twelve months ended May 29, 1999 and eleven months ended May 30, 1998 were $50.6 million, $51.3 million, and $44.5 million, respectively.

     16.  Impairment of Long Lived Assets

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

     17.  Stock-Based Compensation

          SFAS No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note K).

     18.  Comprehensive Income

          The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income.

     19.  Revenue Recognition

           The Company records revenue at the time of sale and delivery of merchandise.

     20.  Recent Accounting Pronouncements

          a. Effective for the year ended June 3, 2000, the Company changed its method of accounting for layaway sales in compliance with Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. Layaway sales for fiscal 2000 have been recognized upon delivery of merchandise to the customer. Layaway sales in prior fiscal years were recognized when the initial layaway deposit was received. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within Other Current Liabilities. The accounting change has only a slight impact on annual sales and earnings. However, due to the seasonal influences of the business, the accounting change results in a shift of sales and earnings among the Company's quarterly periods. The cumulative effect of the change for periods prior to fiscal 2000 is a net decrease in income of $1.4 million or $.03 per share (See Note L). In addition, upon adoption of SAB No. 101, the Company changed its classification of leased department revenues and related expenses. Previously, the Company included these lease department revenues in Net Sales and their related costs in Cost of Sales. The Company presently records the net of lease revenues and related costs to Other Income. Prior years' Statement of Operations have been reclassified to conform to the current year's presentation.

          b. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

          c. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The Company adopted SOP 98-1 for fiscal year ended June 3, 2000. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company capitalized $1.9 million relating to these costs during fiscal 2000.

     21.  Reclassifications

          Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current year.

B.   Property and Equipment

     Property and equipment consists of:
     ----------------------------------------------------------------------
                                      June 3,            May 29,
                                       2000               1999
                                           (in thousands)
     ----------------------------------------------------------------------
     Land                            $ 25,990           $ 20,087
     Buildings                        100,628             83,211
     Store Fixtures and
       Equipment                      289,250            244,813
     Leasehold Improvements           138,844             97,188
     Construction in Progress           1,302              4,857
                                     --------           --------
                                      556,014            450,156
     Less Accumulated Depreciation
       and Amortization              (237,698)          (197,935)
                                     --------           --------

                                     $318,316           $252,221
                                     ========           ========

C.   Investments

     Long term investment consists of the following (in thousands):

Held-to-Maturity Investments:                     Unrealized       Estimated
                                       Cost         Losses         Fair Value
                                     -------      ----------       ----------

                                                 June 3, 2000

  Federal Home Loan Mortgage
    Corporation Note                 $ 1,500          ($39)         $ 1,461

  Federal National Mortgage
    Association Note                   4,200           (83)           4,117
                                     -------       --------         -------

                                     $ 5,700         ($122)         $ 5,578
                                     =======       ========         =======


                                                May 29, 1999

  Federal National Mortgage
    Association Note                 $ 4,200          -             $ 4,200
                                     =======       ========         =======


Available-for-Sale Investments:
                                                June 3, 2000

  Federal Home Loan Mortgage
    Corporation Note                 $18,500         ($541)         $17,959
                                     =======       ========         =======


                                              May 29, 1999

  Federal Home Loan Mortgage
    Corporation note                 $20,021          ($46)         $19,975
                                     =======       ========         =======

Held-to-maturity investments are pledged as collateral under certain insurance contracts which previously had been collateralized through the use of letter of credit agreements. The Federal National Mortgage Association Note matures on February 25, 2002. The Federal Home Loan Mortgage Corporation Note matures on March 3, 2004.


D.   Accounts Payable

     Accounts payable consists of:
     --------------------------------------------------------------------
                                       June 3,             May 29,
                                        2000                1999
                                             (in thousands)
     --------------------------------------------------------------------
     Accounts Payable-Trade           $243,933            $195,231
     Accounts Payable-Due Banks         10,291              13,245
     Other                              20,113              14,290
                                      --------            --------

                                      $274,337            $222,766
                                      ========            ========


E.   Lines of Credit

     The Company had a committed line of credit of $50.0 million at both June 3, 2000 and May 29, 1999. The Company's committed line of credit renews every three years and is available through December 2002. The Company also had an uncommitted line of credit of $50.0 million at June 3, 2000 and May 29, 1999, respectively. The uncommitted lines of credit are cancelable by the bank at any time. Letters of credit outstanding against these lines were $30.8 million and $20.9 million at June 3, 2000 and May 29, 1999, respectively.

     The Company had no borrowings under these credit lines during fiscal 2000 or 1999. Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (9.5% at June 3, 2000).

F.   Long-Term Debt

     Long-term debt consists of:

                                                 June 3,      May 29,
                                                  2000         1999
                                                    (in thousands)
                                                ---------------------
     Subordinated Notes, 10.6%, due in
       annual principal payments of $7.4
       million from June 2000 to June 2005
       with interest due semiannually           $44,400      $51,800



     Industrial Revenue Bonds, 5.8%,
       due in semi-annual payments of
       various amounts from September 1,
       2000 to September 1, 2010                  8,525        8,945
     Promissory note, due at various dates
       through 2000 (interest rate
       imputed at 10.6%)                             45          144
                                                -------      -------
     Subtotal                                    52,970       60,889
     Less current portion                       (44,865)      (7,919)
                                                -------      -------

     Long-Term Debt                             $ 8,105      $52,970
                                                =======      =======


     The Industrial Revenue Bonds were issued in connection with the construction of the Company's distribution center. The Bonds are secured by a first mortgage on the Company's distribution center. Indebtedness totaling $8.5 million is secured by land and buildings with a net book value of $18.5 million at June 3, 2000.

     Long-term debt scheduled maturities in each of the next five fiscal years is as follows: 2001-$7.9 million; 2002-$7.9 million; 2003-$8.0 million; 2004-
$8.0 million; and 2005-$8.1 million. $44.4 million of such maturities related to the Subordinated Notes were repaid subsequent to June 3, 2000 ($7.4 million for each of the fiscal years 2001 through 2006). In anticipation of this prepayment of the Notes, the Company has reclassified the remaining balance of the Notes to Current Maturities of Long Term Debt on the Company's Consolidated Balance Sheet (See Note P).

     As of June 3, 2000, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At June 3, 2000, $384.1 million of the Company's retained earnings of $576.0 milliom were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.


G.   Lease Commitments

     The Company leases 259 stores and office spaces under operating leases that will expire principally during the next twenty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

     The following is a schedule of future minimum lease payments under the operating leases:

     -----------------------------------------------------------------
           Fiscal Year                           (in thousands)
     -----------------------------------------------------------------

           2001                                    $87,452
           2002                                     84,219
           2003                                     79,073
           2004                                     72,412
           2005                                     61,191
           Thereafter                              282,194
                                                   -------

           Total minimum lease payments           $666,541
                                                   =======

     The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $12.9 million under non-cancelable subleases and other contingent rental agreements.

     Total rental expenses under operating leases for the periods ended June 3, 2000, May 29, 1999, and May 30, 1998 were $88.3 million, $77.2 million and $66.2 million, respectively, including contingent rentals of $2.7 million, $2.5 million and $2.3 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $11.6 million, $10.1 million and $10.3 million which has been included in other income for the periods ended June 3, 2000, May 29, 1999 and May 30, 1998, respectively.

     The Company has irrevocable letters of credit in the amount of $8.7 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.


H.   Employee Retirement Plans

     The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code.
Membership in the salary deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the twelve months ended June 3, 2000, the twelve months ended May 29, 1999 and the eleven months ended May 30, 1998 were $6.3 million, $5.0 million and $6.5 million, respectively.

I.   Income Taxes

     The provision for income taxes is summarized as follows:

  ------------------------------------------------------------------
     Period Ended                  2000        1999        1998
                                          (in thousands)
  ------------------------------------------------------------------
     Current:
     Federal                     $34,285     $22,625     $40,214
     State and Other               4,367       2,617       6,559
                                 -------     -------     -------

     Subtotal                     38,652      25,242      46,773
     Deferred                     (1,002)      3,115      (4,659)
                                 -------     -------     -------

     Total                       $37,650     $28,357     $42,114
                                 =======     =======     =======

     A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

  ------------------------------------------------------------------
     Period Ended                  2000        1999        1998
  ------------------------------------------------------------------

     Tax at statutory rate         35.0%       35.0%       35.0%
     State income taxes, net
       of federal benefit           2.7         2.7         3.9
     Other charges                  (.1)        (.5)         .9
                                   -----       -----       -----
     Effective tax rate            37.6%       37.2%       39.8%
                                   =====       =====       =====

     Deferred income taxes for 2000, 1999, and 1998 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

     Temporary differences which give rise to deferred tax assets and liabilities at June 3, 2000 and May 29, 1999 are as follows:

   ---------------------------------------------------------------------------------------------
     Period Ended                                    2000                     1999
                                               Tax         Tax           Tax         Tax
                                              Assets    Liabilities     Assets    Liabilities
                                                             (in thousands)
   ---------------------------------------------------------------------------------------------
     Current:
       Allowance for doubtful accounts      $   237                    $   291
       Compensated absences                     979                        917
       Inventory costs and reserves
         capitalized for tax purposes         5,010                      5,397
       Insurance reserves                     3,660                      4,481
       Prepaid items deductible
         for tax purposes                                $ 1,836                   $ 1,383
       Other                                    763                        528
                                            -------      -------       -------     -------
                                            $10,649      $ 1,836       $11,614     $ 1,383

     Non-Current:
       Depreciation                                      $12,260                   $13,123
       Accounting for rent expense          $ 3,802                    $ 4,182
       Pre-opening costs                      4,968                      3,033
       Accounting for non-current
         marketable securities and
         other                                  188                                      1
                                            -------      -------       -------     -------
                                            $ 8,958      $12,260       $ 7,215     $13,124
                                            =======      =======       =======     =======


     No valuation account is deemed necessary.

J.   Supplementary Income Statement Information

   -----------------------------------------------------------------------
     Period Ended                  2000         1999         1998
                                           (in thousands)
   -----------------------------------------------------------------------

     Repairs and Maintenance      $24,533      $22,513      $19,977


     All other required items are omitted since they are less than 1% of total revenues.


K.   Incentive Plans

     In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan") which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988, the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares under this Plan. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 540,000 shares of common stock have been reserved for issuance under the 1993 Plan. This plan expired in August, 1998. In October, 1998, the stockholders of the Company approved a stock incentive plan (the "1998 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 350,000 shares of common stock have been reserved for issuance under the 1998 Plan. A summary of stock options transactions in fiscal periods 1998, 1999 and 2000 is as follows:

  ---------------------------------------------------------------------
                                                 Weighted Average
                                    Number        Exercise Price
                                   of Shares        Per Share
  ---------------------------------------------------------------------

     Options outstanding
      June 28, 1997 . . . .         330,124          $ 7.91
     Options issued . . . .          75,700          $16.28
     Options (cancelled). .          (2,813)         $ 6.62
     Options exercised. . .         (85,337)         $ 6.12
                                    --------         ------

     Options outstanding
      May 30, 1998. . . . .         317,674          $10.40
     Options issued . . . .           2,900          $22.13
     Options(cancelled)reversed         541          $ 4.56
     Options exercised. . .         (18,372)         $ 6.41
                                    --------         ------

     Options outstanding
      May 29, 1999. . . . .         302,743          $10.74
     Options issued . . . .         191,200          $14.29
     Options(cancelled) . .         (10,753)         $ 4.56
     Options exercised. . .         (90,750)         $ 4.56
                                    --------         ------

     Options outstanding
      June 3, 2000. . . . .         392,440          $14.02
                                    --------         ------
     Options exercisable. .         201,240          $13.76
                                    --------         ------


     The following table summarizes information about the stock options outstanding under the Company's option plans as of June 3, 2000:


----------------------------------------------------------------------------------------
                       Options Outstanding                      Options Exercisable
----------------------------------------------------------------------------------------
                                   Weighted
                                   Average       Weighted                   Weighted
    Range of         Number        Remaining     Average       Number       Average
    Exercise       Outstanding    Contractual    Exercise    Exercisable    Exercise
     Prices         At 6/3/00        Life         Price       At 6/3/00      Price
---------------    -----------    -----------    --------    -----------    --------

$ 8.85 - $ 9.58      93,720         5.3 yrs      $ 9.37        93,720       $ 9.37
$12.00              100,600         9.7 yrs      $12.00          -             -
$16.28 - $16.84     166,100         8.6 yrs      $16.59        75,500       $16.28
$20.57 - $22.13      32,020         4.1 yrs      $20.66        32,020       $20.66
----------------------------------------------------------------------------------------
                    392,440                                   201,240
----------------------------------------------------------------------------------------

     The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, effective with the 1997 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in 1998, 1999 and 2000, consistent with the methodology in SFAS 123, the pro forma effects on the Company's net income per share would have been as follows (in thousands, except per share amounts):

                                     2000      1999      1998
                                    ------    ------    ------
     Net Income:
       As reported                 $61,120   $47,783   $63,639
       Pro forma                   $60,799   $47,374   $63,540

     Net Income per Share:
       As reported                   $1.34     $1.02     $1.34
       Pro forma                     $1.33     $1.01     $1.34


     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000, 1999 and 1998.

                                         2000         1999         1998
                                        ------       ------       ------

     Risk-free interest rate             5.85%        5.40%        5.65%
     Expected volatility                 48.4%        48.4%        42.9%
     Expected life                      6 years      8 years     10 years
     Contractual life                  10 years     10 years     10 years
     Expected Dividend Yield              0.1%          -            -
     Fair value of options granted       $7.41       $10.46       $10.38


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

L.   Interim Financial Information (Unaudited)
     (All amounts in thousands except per share data)

Fiscal Year Ended June 3, 2000

                                                                               14 Weeks
                                                    13 Weeks Ended              Ended
                                      ---------------------------------------------------
                                       August 28,   November 27, February 26,   June 3,
                                          1999         1999         2000         2000
                                       ----------   ----------   ----------   ----------
  Net Sales adjusted for lease
   department reclassification......   $ 382,432    $ 611,971    $ 680,435    $ 526,238
  Effect of change in accounting
   for layaway sales................      (7,643)      (1,029)       6,292         -
                                       ---------    ---------    ---------    ---------

  Net Sales as restated.............   $ 374,789    $ 610,942    $ 686,727    $ 526,238
                                       =========    =========    =========    =========

  Gross Margin adjusted for lease
   department reclassification......   $ 135,112    $ 234,021    $ 227,742    $ 196,986
  Effect of change in accounting
   for layaway sales................      (3,740)        (828)       2,778         -
                                       ---------    ---------    ---------    ---------

  Gross Margin as restated..........   $ 131,372    $ 233,193    $ 230,520    $ 196,986
                                       =========    =========    =========    =========

  Net Income (Loss) as
   originally reported..............     ($6,345)   $  29,944    $  33,023    $   6,971
  Effect of change in accounting
   for layaway sales................      (2,333)        (517)       1,733         -
                                       ---------    ---------    ---------    ---------

  Net Income (Loss) before
   cumulative effect of accounting
   principle as restated............      (8,678)      29,427       34,756        6,971

  Cumulative effect of change in
   accounting for layaway sales.....      (1,356)        -            -            -
                                       ---------    ---------    ---------    ---------

  Net Income (Loss) as restated.....    ($10,034)   $  29,427    $  34,756    $   6,971
                                       =========    =========    =========    =========

  Per common share -- basic and
   diluted:

  Net Income (Loss) as
   originally reported..............      ($0.14)   $    0.65    $    0.72    $    0.16
  Effect of change in accounting
   for layaway sales................       (0.05)       (0.01)        0.04         -
                                       ---------    ---------    ---------    ---------

  Income (Loss) before
   cumulative effect as restated....       (0.19)        0.64         0.76         0.16

  Cumulative effect of change in
   accounting for layaway sales.....       (0.03)        -            -            -
                                       ---------    ---------    ---------    ---------

  Net Income (Loss) as restated.....      ($0.22)   $    0.64    $    0.76    $    0.16
                                       =========    =========    =========    =========


  Fiscal Year Ended May 29, 1999                     13 Weeks Ended
                                    --------------------------------------------------
                                    August 29,  November 28, February 27,   May 29,
                                      1998         1998         1999         1999
                                    ----------   ---------   -----------  ----------
  As Reported:
  Net Sales adjusted for lease
    department reclassification..   $ 337,112    $ 587,400    $ 573,508   $ 446,086

  Gross Margin adjusted for lease
    department reclassification..   $ 118,020    $ 223,062    $ 190,986   $ 168,841

  Net Income (Loss)..............    ($11,477)   $  30,203    $  23,171   $   5,886

  Per common share -- basic and
   diluted:
  Net Income (Loss)..............      ($0.24)   $    0.64    $    0.50   $    0.13

  Pro forma amounts assuming the
   new layaway sales recognition
   is applied retroactively:

  Net Sales......................   $ 329,189    $ 586,146    $ 580,902   $ 447,035

  Gross Margin...................   $ 114,141    $ 222,131    $ 193,893   $ 168,920

  Net Income (Loss)..............    ($13,903)   $  29,621    $  24,989   $   5,935

  Per common share -- basic and
   diluted:
  Net Income (Loss)..............      ($0.29)   $    0.63    $    0.53   $    0.13


(1) Net Income (Loss) per share is based on the weighted average number of shares outstanding during each of the quarters. The sum of the four quarters may not equal the full year computation due to rounding.


During the fourth quarter of fiscal 2000, the Company changed its method of accounting for layaway sales. Quarterly results for fiscal 2000 in the table above have been restated to reflect the change in accounting. The cumulative effect of this change for periods prior to May 30, 1999 of $1.4 million (net of income taxes of $.8 million), is included in net income (loss) of the first quarter. All quarterly sales and gross margin results reflect the reclassifications made for lease department transactions.

     On an interim basis during fiscal 2000 and fiscal 1999, the Company valued inventory at the lower of cost, on a first in first out (FIFO) basis, or market, as determined by the retail inventory method. Results of quarterly operations are impacted by the highly seasonal nature of the Company's business, timing of certain holiday selling seasons and the comparability of calendar weeks within a quarter as a result of the 52/53 week fiscal years.

M.   Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these items.

     Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair values of long term investments are based on market prices of the securities. The estimated fair values of long-term debt (including current maturities) and long term investments are as follows:

    --------------------------------------------------------------------------------------
                                               June 3, 2000              May 29, 1999
                                           Carrying      Fair        Carrying      Fair
                                            Amount       Value       Amount        Value
                                                           (in thousands)
    --------------------------------------------------------------------------------------
     Long-Term Investments                 $23,659      $23,537       $24,175     $24,175
     Long-Term Debt
       (including current maturities)      $52,970      $55,946       $60,889     $64,331


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


N. Segment Information

     The Company reports segment information in accordance with SFAS No.131, Disclosure about Segments of an Enterprise and Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows:

--------------------------------------------------------------------------
Period Ended        June 3, 2000   May 29, 1999   May 30, 1998
                     (53 weeks)     (52 weeks)     (48 weeks)
                                  (in thousands)
--------------------------------------------------------------------------

Apparel             $1,707,670     $1,519,768     $1,402,143
Home Products          491,026        424,338        354,089
                    ----------     ----------     ----------

                    $2,198,696     $1,944,106     $1,756,232
                    ==========     ==========     ==========

     Apparel includes all clothing items for men, women and children and apparel accessories such as jewelry, perfumes and watches. Home products includes linens, home furnishings, gifts, baby furniture and baby furnishings.


O. Legal Matters

     From time to time in the ordinary course of business, the Company is party to litigation. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements; however, there can be no assurances to this effect.


P. Subsequent Events

     With respect to the Subordinated Notes, in addition to the $7.4 million principal payment scheduled for June 27, 2000, the Company prepaid the remaining $37.0 million balance on June 27, 2000. The Company incurred prepayment penalties of $1.0 million due to the prepayment. As a result of this prepayment, the Company has classified the entire $44.4 million balance of the Subordinated Notes as a component of Current Maturities of Long-Term Debt on the Company's Consolidated Balance Sheet of June 3, 2000.

     Subsequent to June 3, 2000, the Company repurchased 229,100 shares of its stock, costing approximately $2.8 million.

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of two cents ($.02) per share in fiscal 2000, fiscal 1999 and fiscal 1998. The cash dividend for fiscal 2000 was declared on September 17, 1999, and was paid on November 2, 1999, to stockholders of record on October 7, 1999. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors is to retain the majority of earnings to finance the growth and development of the Company's business. At June 3, 2000, $384.1 million of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.


Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from May 31, 1998 to June 3, 2000 and for the two months ended July 31, 2000:

-----------------------------------------------------------------
Period                        Low Price         High Price
-----------------------------------------------------------------
May 31, 1998 to
August 29, 1998               18  3/8           27  3/8
-----------------------------------------------------------------
August 30, 1998 to
November 28, 1998             13 15/16          22 11/16
-----------------------------------------------------------------
November 29, 1998 to
February 27, 1999             12 13/16          16  5/8
-----------------------------------------------------------------
February 28, 1999 to
May 29, 1999                  11  1/16          17  5/16
-----------------------------------------------------------------
May 30, 1999 to
August 28, 1999               16  1/4           19  1/2
-----------------------------------------------------------------
August 29, 1999 to
November 27, 1999             12  3/16          20  1/2
-----------------------------------------------------------------
November 28, 1999 to
February 26, 2000             10  1/16          13  7/8
-----------------------------------------------------------------

February 27, 2000 to
June 3, 2000                  10 11/16          17  3/16
-----------------------------------------------------------------
June 4, 2000 to
July 31, 2000                 10 13/16          12  1/2
-----------------------------------------------------------------

     As of July 31, 2000, there were 317 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.



          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
        Schedule II - Valuation and Qualifying Accounts
                   (All amounts in thousands)

----------------------------------------------------------------------------------------------------------
                                  COL.A           COL.B           COL.C           COL.D           COL.E
----------------------------------------------------------------------------------------------------------
                               BALANCE AT                       CHARGED TO       BALANCE
                              BEGINNING OF      CHARGED TO        OTHER          ACCOUNTS       AT END OF
DESCRIPTION                      PERIOD          EXPENSE         ACCOUNTS       WRITTEN OFF      PERIOD
----------------------------------------------------------------------------------------------------------
Period Ended 6/3/00
-------------------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE            $  723           $8,482            $0            ($8,601)       $  604


Period Ended 5/29/99
--------------------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE            $1,103           $7,978            $0            ($8,358)       $  723


Period Ended 5/30/98
--------------------

ALLOWANCE FOR DOUBTFUL
 ACCOUNTS -
 ACCOUNTS RECEIVABLE            $  953           $7,187            $0            ($7,037)       $1,103

             [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                  File No. 1-8739
================================================================================




               SECURITIES AND EXCHANGE COMMISSION

                     Washington D.C. 20549

                      EXHIBITS FILED WITH

                           FORM 10-K

                     FOR FISCAL YEAR ENDED

                          June 3, 2000

                             under

              The Securities Exchange Act of 1934






         BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

     (Exact Name of Registrant as specified in its Charter)

                       INDEX TO EXHIBITS

Exhibits                                                    Page No.
--------                                                    --------

    3.1  Articles of Incorporation, as amended                 1/

    3.2  By-laws                                               1/

   10.1  Cohoes Fashions, Inc. Employees' 401(k)               2/
           Savings Plan (as amended and restated
           effective January 1, 1999)

   10.2  1993 Stock Incentive Plan*                            1/

   10.3  1998 Stock Incentive Plan*                            1/

   10.4  Revolving Credit Agreement dated August 30,           3/
           1985 between the Company and BancOhio
           National Bank, as amended through
           Amendment No. 6

   10.5  Amendment No. 7 to Revolving Credit Agreement         1/
           dated June 1, 1998 between the Company and National City Bank

   10.6   Burlington Coat Factory Warehouse Corporation        60
           401(k) Profit-Sharing Plan (as amended and
           restated effective January 1, 2000)
____________________

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

(3) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 29, 1996, File No. 1-8739.


*   Executive Compensation Plan

                                                            Page No.
                                                            --------


   10.7   Loan Agreement dated as of August 1, 1995 by         4/
            and between New Jersey Economic Development
            Authority and Burlington Coat Factory Ware-house of New Jersey, Inc.

   10.8   Assignment of Leases dated as of August 1,           4/
            1995 from Burlington Coat Factory Warehouse of New Jersey, Inc. to First Fidelity
            Bank, National Association

   10.9   Mortgage and Security Agreement dated as of          4/
            August 1, 1995 between Burlington Coat
            Factory Warehouse of New Jersey, Inc. and
            First Fidelity Bank, National Association

   10.10  Indenture of Trust dated as of August 1, 1995        4/
            by and between New Jersey Economic Development
            Authority and Shawmut Bank Connecticut,
            National Association

   10.11  Guaranty and Suretyship dated as of August 1,        4/
            1995 from the Company to First Fidelity Bank,
            National Association

   10.12  Letter of Credit Reimbursement Agreement dated       4/
            as of August 1, 1995 between Burlington Coat
            Factory Warehouse of New Jersey, Inc. and
            First Fidelity Bank, National Association

   10.13  Environmental Indemnity Agreement dated as of        4/
            August 1, 1995 between Burlington Coat Factory
            Warehouse of New Jersey, Inc. and First
            Fidelity Bank, National Association

____________________

(4) Incorporated by reference to the Exhibits filed with the Company's Annual Report on Form 10-K for the year ended July 1, 1995. File No. 1-8739.

                                                             Page No.
                                                             --------


   10.14  Burlington Coat Factory Warehouse Corporation        109
            Deferred Compensation Plan effective
            May 1, 2000*

      21  Subsidiaries of Registrant                           120

      23  Consent of Deloitte & Touche LLP, independent        122
           certified public accountants, to the use of their report on the financial statements of the Company for the year ended June 3, 2000 in the Registration Statements of the Company on Form S-8, Registration No. 2-96332,
           No. 33-21569, No. 33-51965, No. 333-41077,
           No. 333-65995, and No. 333-78941

     27  Financial Data Schedule                               124



*    Executive Compensation Plan