Form 10-Q
period 2000-09-02
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2000-10-17
CIK 718916

FORM 10-Q

                         UNITED STATES
                SECURITIES & EXCHANGE COMMISSION
                     Washington, D.C. 20549

(MARK ONE)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended September 2, 2000
                             or
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

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

            Yes       X               No
                   -------         --------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                 Outstanding at October 2, 2000
--------------------------      ---------------------------------
Common stock, par value $1                  44,333,058

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES


                            I N D E X

                                                                 Page
Part I - Financial Information:

 Item 1.  Financial Statements:

  Condensed Consolidated Balance Sheets - September 2, 2000        3
   (unaudited) and June 3, 2000

  Condensed Consolidated Statements of Operations                  4
   (unaudited) - Three Months Ended September 2, 2000 and
   August 28, 1999

  Condensed Consolidated Statements of Cash Flows                  5
   (unaudited) - Months Ended September 2, 2000 and
   August 28, 1999

  Notes to Condensed Consolidated Financial Statements        6 - 10

 Item 2.  Management's Discussion and Analysis of            11 - 16
          Results of Operations and Financial Condition

 Item 3.  Quantitative and Qualitative Disclosures                16
          About Market Risk

Part II - Other Information:

 Item 6.  Exhibits and Reports on Form 8-K                        18

SIGNATURES                                                        19

                      * * * * * * * * * * * *

           BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS

                    (All amounts in thousands)

                                               September 2,         June 3,
                                                  2000               2000
                                               (Unaudited)         (Note A)
                                              _____________       ___________

ASSETS
------

Current Assets:
 Cash and Cash Equivalents                     $    9,294         $  127,818
 Accounts Receivable                               17,420             20,119
 Merchandise Inventories                          624,288            513,018
 Deferred Tax Asset                                 8,947              8,813
 Prepaid and Other Current Assets                  16,743             23,766
 Prepaid Income Tax                                 7,179                  -
                                               __________         __________

            Total Current Assets                  683,871            693,534

Property and Equipment (Net of Accumulated
   Depreciation and Amortization)                 324,600            318,316
Long Term Investments                              23,895             23,659
Other Assets                                       14,533             10,538
                                               __________         __________

Total Assets                                   $1,046,899         $1,046,047
                                               ==========         ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current Liabilities:
 Accounts Payable                              $  303,778         $  274,337
 Notes Payable                                     45,600                  -
 Income Taxes Payable                                   -             16,472
 Other Current Liabilities                        101,802             97,461
 Current Maturities of Long Term Debt                 523             44,865
                                               __________         __________

            Total Current Liabilities             451,703            433,135

Long Term Debt                                      7,560              8,105
Other Liabilities                                  15,003             15,064
Deferred Tax Liability                              3,148              3,302

Stockholders' Equity:
 Preferred Stock                                        -                  -
 Common Stock                                      49,703             49,703
 Capital in Excess of Par Value                    19,937             19,937
 Retained Earnings                                561,643            575,994
 Accumulated Other Comprehensive
    Income (Loss)                                    (210)              (359)
 Treasury Stock at Cost                           (61,588)           (58,834)
                                               __________         __________

             Total Stockholders' Equity           569,485            586,441
                                               __________         __________

Total Liabilities and Stockholders' Equity     $1,046,899         $1,046,047
                                               ==========         ==========



See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at June 3, 2000 has been derived from the audited financial statements at that date.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             (unaudited)

             (All amounts in thousands except share data)

                                                                     Three Months Ended
                                                                 September 2,    August 28,
                                                                     2000           1999
                                                                 ____________    __________

REVENUES:

  Net Sales                                                      $  415,671      $  374,789
  Other Income                                                        5,535           4,920
                                                                 __________      __________

                                                                    421,206         379,709
                                                                 __________      __________
COSTS AND EXPENSES:
  Cost of Sales (Exclusive of Depreciation and Amortization)        272,354         243,417
  Selling and Administrative Expenses                               158,521         139,862
  Depreciation and Amortization                                      11,199           9,095
  Interest Expense                                                      850           1,359
                                                                 __________      __________

                                                                    442,924         393,733
                                                                 __________      __________

  Loss Before Income Tax Benefit                                    (21,718)        (14,024)

  Income Tax Benefit                                                 (8,182)         (5,346)
                                                                 __________      __________

  Net Loss Before Extraordinary Loss and Cumulative
    Effect of Accounting Change                                     (13,536)         (8,678)

Extraordinary Loss from Early Extinguishment of Debt,
  Net of Tax                                                           (815)              -

Cumulative Effect of Accounting Change, Net of Tax                        -          (1,356)
                                                                 __________      __________

Net Loss                                                         ($  14,351)     ($  10,034)



Basic and Diluted Earnings Per Share:

Basic and Diluted Net Loss Per Share Before Extraordinary
  Loss and Cumulative Effect of Accounting Change                ($     .30)     ($     .19)

Extraordinary Loss From Early Extinguishment of Debt,
  Net of Tax                                                           (.02)              -

Cumulative Effect of Accounting Change, Net of Tax                        -            (.03)
                                                                 __________      __________

Net Loss                                                         ($     .32)     ($     .22)
                                                                 ==========      ==========

Weighted Average Shares Outstanding                              44,345,924      46,403,509
                                                                 ==========      ==========

Dividends Per Share                                                       -               -
                                                                 ==========      ==========


See notes to the condensed consolidated financial statements.

             BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                           AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited)

                      (All amounts in thousands)

                                                                      Three Months Ended
                                                                 September 2,     August 28,
                                                                     2000            1999
                                                                ____________      __________

OPERATING ACTIVITIES
  Net Loss                                                        ($14,351)        ($10,034)
  Adjustments to Reconcile Net Loss to Net Cash
    Used by Operating Activities:
    Extraordinary Loss From Early Extinguishment of
      Debt, Net of Tax                                                 815                -
    Cumulative Effect of Accounting Change, Net of Tax                   -            1,356
    Depreciation and Amortization                                   11,199            9,095
    Provision for Losses on Accounts Receivable                      1,525            1,533
    Provision for Deferred Income Taxes                               (288)          (4,685)
    Loss on Disposition of Fixed Assets                                  -              100
    Non-Cash Rent Expense and Other                                    496              903
  Changes in Operating Assets and Liabilities:
    Accounts Receivable                                              1,174            2,001
    Merchandise Inventories                                       (111,270)         (71,532)
    Prepaids and Other Current Assets                                7,996            1,446
    Accounts Payable                                                29,441           26,420
    Other Current Liabilities                                    (  19,792)       (   6,077)
                                                                  ________         ________

  Net Cash Used in Operating Activities                          (  93,055)       (  49,474)
                                                                  ________         ________

INVESTING ACTIVITIES
    Acquisition of Property and Equipment                          (17,441)         (26,975)
    Proceeds From Sale of Fixed Assets                                   -                1
    Acquisition of Leaseholds                                       (5,025)          (1,064)
    Receipts Against Long Term Notes Receivable                         55               51
    Minority Interest and other                                         30               25
                                                                  ________         ________

  Net Cash Used in Investing Activities                          (  22,381)       (  27,962)
                                                                  ________         ________

FINANCING ACTIVITIES
    Net Borrowings on Lines of Credit                               45,600                -
    Principal Payments on Long Term Debt                           (44,887)          (7,424)
    Prepayment Penalty Associated with Payoff of
      Subordinated Notes                                            (1,047)               -
    Issuance of Common Stock Upon Exercise of Stock Options              -               26
    Purchase of Treasury Stock                                   (   2,754)               -
                                                                  ________         ________

  Net Cash Used in Financing Activities                          (   3,088)       (   7,398)
                                                                  ________         ________

  Decrease in Cash and Cash Equivalents                           (118,524)         (84,834)
  Cash and Cash Equivalents at Beginning of Period                 127,818          106,952
                                                                  ________         ________

  Cash and Cash Equivalents at End of Period                      $  9,294         $ 22,118
                                                                  ========         ========

  Interest Paid:                                                  $  3,012         $  2,785
                                                                  ========         ========

  Income Taxes Paid:                                              $ 15,757         $    572
                                                                  ========         ========


See notes to the condensed consolidated financial statements.

           BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED SEPTEMBER 2, 2000 AND AUGUST 28, 1999

1. The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the three months ended September 2, 2000 and the corresponding period ended August 28, 1999 are not necessarily indicative of results for the fiscal year.

2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 1, 2000.

3. Merchandise inventories as of September 2, 2000 and June 3, 2000 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

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

5. The Company records revenue at the time of sale and delivery of merchandise.

6. As of September 2, 2000, the Company had a deferred tax liability of $3.1 million and a current deferred tax asset of $8.9 million. As of June 3, 2000, the Company had a deferred tax liability of $3.3 million and a current deferred tax asset of $8.8 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7. Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

8.   Long-term debt consists of:


                                                    September 2,    June 3,
                                                        2000         2000
                                                    (unaudited)
                                                         (in thousands)
                                                  __________________________

     Subordinated Notes, 10.6%, due in
       annual principal payments of $7.4
       million from June 2000 to June 2005
       with interest due semi-annually                     -       $44,400
     Industrial Revenue Bonds, 5.75%,
       due in semi-annual payments of
       various amounts from September 1,
       2000 to September 1, 2010                    $  8,065         8,525
     Promissory Note, due at various dates
       through 2000 (interest rate
       imputed at 10.6%),                                 18            45
                                                    ________      ________

     Subtotal                                          8,083        52,970

     Less Current Portion                            (   523)      (44,865)
                                                    ________      ________

     Long Term Debt                                  $ 7,560       $ 8,105
                                                    ========      ========



With respect to the Subordinated Notes, in addition to the $7.4 million principal payment scheduled for June 27, 2000, the Company prepaid the remaining balance of $37.0 million. The prepayment penalties associated with this prepayment amounted to approximately $1.0 million. The Company recorded the prepayment penalties plus the write-off of approximately $0.3 million of deferred debt charges, related to the debt, as an extraordinary loss.

9. On September 25, 2000, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend is payable on November 9, 2000 to stockholders of record on October 13, 2000.

10. The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income.

11. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

                                      Three Months Ended
                           September 2, 2000       August 28, 1999
                           _________________       _______________



Apparel                       $ 301,921              $ 267,993
Home Products                   113,750                106,796
                               ________               ________

                              $ 415,671              $ 374,789
                               ========               ========


Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

12. Licensed department income, included in other income, amounted to $2.1 million for the three month period ended September 2, 2000, compared with $1.9 million for the similar period of a year ago.

13. In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $0.6 million and $0.2 million relating to these costs during the three months ended September 2, 2000 and August 28, 1999, respectively.

14. The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month period ended September 2, 2000 were $9.3 million. For the three month period ended August 28, 1999, net advertising costs amounted to $6.4 million.

15. Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net loss per share are as follows:


                                              Three           Three
                                              Months          Months
                                              Ended           Ended
                                           September 2,     August 28,
                                              2000             1999
                                           (unaudited)     (unaudited)
                                           ____________    ___________

                                (all amounts in thousands except per share data)

Net Loss Before Extraordinary Loss
  and Cumulative Effect of
  Accounting Change                         ($13,536)       ($ 8,678)
                                            ========        ========

Weighted Average
  Shares Outstanding                          44,346          46,404

Effect of Dilutive Stock Options                  22              88
                                            --------        --------

Weighted Average
  Shares Outstanding
  Assuming Dilution                           44,368          46,492
                                            ========        ========

Basic and Diluted Net Loss Per
  Share Before Extraordinary Loss
  and Cumulative Effect of
  Accounting Change                            ($.30)          ($.19)
                                            ========        ========


16. a. Effective for the year ended June 3, 2000, the Company changed its method of accounting for layaway sales in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales for fiscal 2001 have been recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within Other Current Liabilities. Layaway sales in the prior year's comparative fiscal period were recognized when the initial layaway deposit was received. The accounting change has only a slight impact on annual sales and earnings. However, due to the seasonal influences of the business, the accounting change results in a shift of sales and earnings among the Company's quarterly periods. The cumulative effect of the change for periods prior to fiscal 2000 is a net decrease in income of $1.4 million or $.03 per share. In addition, upon adoption of SAB No. 101, the Company changed its classification of leased department revenues and related expenses. Previously, the Company included these leased department revenues in Net Sales and their related costs in Cost of Sales. The Company presently records the net of leased department revenues and related costs to Other Income.

The prior year's Statement of Operations has been reclassified to conform to the current year's presentation.

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

17. Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current year.

           BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Results of
Operations.

Results of Operations
---------------------

Fiscal 2000 ended June 3, 2000 and consisted of 53 weeks. As a result, the Company's first quarter of fiscal 2001 began June 4, 2000 and ended September 2, 2000. The first quarter of fiscal 2000 began May 30, 1999 and ended August 28, 1999.

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month periods ended September 2, 2000 and August 28, 1999.


                                      Percentage of Net Sales
                                      -----------------------
                                        Three Months Ended
                                        ------------------

                                    September 2,     August 28,
                                       2000             1999
                                    ___________      __________

Net sales                              100.0%          100.0%

Costs and expenses:
   Cost of sales                        65.5            64.9

   Selling & adminis-
     trative expenses                   38.1            37.3

   Depreciation &
     amortization                        2.7             2.4

   Interest expense                       .2              .4
                                       _____           _____

                                       106.5           105.0
                                       _____           _____

Other income                             1.3             1.3
                                       _____           _____

Loss before income
   tax benefit                          (5.2)           (3.7)

Income tax benefit                       1.9             1.4
                                       _____           _____

Net loss before extraordinary
  loss from early extinguishment
  of debt and cumulative effect
  of accounting change                  (3.3)           (2.3)

Extraordinary loss from early
  extinguishment of debt                 (.2)              -

Cumulative effect of
  accounting change                        -             (.4)
                                       _____           _____

Net Loss                               (3.5%)          (2.7%)
                                       =====           =====

Three Months Ended September 2, 2000 and August 28, 1999
--------------------------------------------------------

Consolidated sales increased $40.9 million (10.9%) for the three month period ended September 2, 2000 compared with the three month period ended August 28, 1999. Sales for the thirteen comparable calendar weeks ended September 4, 1999 were $378.9 million. Comparative stores sales increased 1.4%. Two new Burlington Coat Factory stores and one relocated store opened near the end of the first quarter contributed $0.3 million to this year's net sales. Sales from stores opened subsequent to August 28, 1999 amounted to $37.2 million for the three months ended September 2, 2000. Four stores which were in operation a year ago, but which were closed prior to this year, contributed $2.8 million to last year's sales.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $5.5 million for the three months ended September 2, 2000 and $4.9 million for the three months ended August 28, 1999. Increases in leased department rental income and miscellaneous items of $0.7 million were offset in part by lower investment income of $0.1 million. Lower investment income resulted from decreases in investable funds during the comparative periods.

Cost of sales increased $28.9 million (11.9%) for the three month period ended September 2, 2000 compared with the similar period a year ago. For the comparative three month period, cost of sales, as a percentage of sales, increased to 65.5% from 64.9%. This percentage increase was primarily the result of higher markdowns during the three month period compared with the similar period of a year ago.

Selling and administrative expenses increased by $18.7 million (13.3%) for the three month period ended September 2, 2000 compared with the similar period a year ago. The increase in selling and administrative expenses was primarily a result of the increased number of stores operating during the three month period compared with the similar period a year ago, increases in comparative store payroll, increases in home office and warehousing payroll and increased advertising costs. Comparative store payroll increased 3.1% for the three months ended September 2, 2000 compared with the similar period a year ago. The increase in advertising was due mainly to the current year's fiscal quarter ending after Labor Day whereas advertising for Labor Day was incurred in the second quarter of the prior year. The one week shift increased advertising expense of the current fiscal year's first quarter by approximately $1.7 million. As a percentage of sales, selling and administrative expenses increased to 38.1% for the three months ended September 2, 2000 from 37.3% in the comparative three month period of a year ago.

Interest expense decreased $0.5 million for the three months ended September 2, 2000 compared with the similar period of a year ago. The three month decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayment of the Company's industrial development bonds and to the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. Interest amounting to approximately $0.4 million, relating to the Company's borrowings under its lines of credit, offset in part, the interest expense decrease realized by the reduction in long term debt.

Income tax benefit increased to $8.2 million for the three months ended September 2, 2000 from $5.3 million for the similar period of a year ago. The effective tax rates were 37.7% and 38.1% for the three month periods ended September 2, 2000 and August 28, 1999, respectively.

Net loss before extraordinary loss from early extinguishment of debt and cumulative effect of accounting change increased $4.8 million to $13.5 million for the three months ended September 2, 2000 from $8.7 million for the comparative period of a year ago. Loss per share before extraordinary loss and cumulative effect of accounting change was $0.30 per share for the current fiscal year's first quarter and $0.19 for the comparative three month period of a year ago.

During the current fiscal quarter, the Company prepaid the remaining balance of its long term subordinated notes. The prepayment penalty associated with this payment amounted to approximately $1.0 million. This penalty, along with the write-off of unamortized deferred debt charges of approximately $0.3 million, was recorded as an extraordinary loss. Net of income tax effect, the extraordinary loss amounted to $0.8 million or $0.02 per share.

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

Liquidity and Capital Resources
-------------------------------

The Company estimates spending approximately $98.0 million in capital expenditures during fiscal 2001 including $11.0 million for the purchase of store land and buildings, $70.0 million for store expenditures, $5.0 million for the purchase of leaseholds for store locations, $3.0 million for upgrades and expansion of warehouse facilities, and $9.0 million for computer and other equipment expenditures. For the first three months of fiscal 2001, capital expenditures amounted to approximately $22.5 million.

Working capital was $232.2 million at September 2, 2000 compared with $260.4 million at June 3, 2000. This decrease was due primarily to purchases of property and equipment and treasury stock.

The Company repurchased 229,100 shares of its stock costing approximately $2.8 million during the first three months of fiscal 2001. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of September 2, 2000, the Company had authorization to purchase an additional $4.2 million of its stock.

Net cash used in operating activities was $94.1 million for the three months ended September 2, 2000. The primary use of cash for operating activities during the current three month period was for the purchase of additional inventory. Inventory increases resulted from the stocking of new stores and from the normal seasonal buildup of inventory throughout the chain.

On September 25, 2000, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend is payable on November 9, 2000, to stockholders of record on October 13, 2000.

The Company's long term borrowings at September 2, 2000 consists of an industrial development bond of $8.1 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $1.7 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 4.90% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.85% and 6.3 years, respectively.

During the current quarter, the Company repaid the remaining balance of $44.4 million of its long term subordinated notes, which had been issued by the Company to institutional investors in June 1990. The Notes were scheduled to mature on June 27, 2005 and were subject to mandatory payment of $7.4 million on June 27 of each year. The prepayment penalty associated with the early payoff of the debt was approximately $1.0 million.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and an additional $50.0 million in uncommitted lines of credit. Short term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (9.5% at September 2, 2000).

At September 2, 2000, the Company had borrowings under these lines of credit of $45.6 million. Maximum borrowings during the quarter amounted to $70.1 million. The average borrowings under these credit lines during the period of borrowing was $36.3 million, at an average interest rate of 7.0%. Borrowings under the Company's lines of credit were necessary during the current year's first quarter primarily because of the prepayment of the Company's subordinated notes and the purchase of inventory during the quarter. There were no borrowings under the Company's lines of credit during the first quarter of fiscal 2000. The Company had letter of credit commitments outstanding against these lines of credit of $25.5 million as of the end of the first quarter of fiscal 2001 and $30.8 million at June 3, 2000.

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



Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At September 2, 2000, the Company had $45.6 million in borrowings under the lines of credit at an interest rate of 7.0625%. This approximates the fair value of the borrowings at September 2, 2000. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments, at September 2, 2000 (in thousands):

Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at September 2, 2000 (unaudited)

   Fiscal              Fixed Rate         Average         Long-Term         Average
    Year                  Debt         Interest Rate     Investments     Interest Rate
  ________            ____________     _____________     ___________     _____________

2001                        18             10.6%              -               6.3%

2002                       505              5.1%           $ 4,200            6.3%

2003                       555              5.2%              -               6.5%

2004                       605              5.4%            20,000            6.5%

Thereafter               6,400              6.0%              -                -
                        ------                             -------

Total                   $8,083                             $24,200
                        ======                             =======


Fair Value at
September 2,
2000                    $8,420                             $23,895
                        ======                             =======


          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
                         AND SUBSIDIARIES

                   PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          a.   Exhibits                                          Page No.
               --------                                          --------

               27     Financial Data Schedule                       20


          b. The Company filed no reports on Form 8-K during the period ended September 2, 2000.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


          BURLINGTON COAT FACTORY WAREHOUSE CORPORATION



               /s/   Monroe G. Milstein
               --------------------------------------
               Monroe G. Milstein
               President & Chief Executive Officer




               /s/   Robert L. LaPenta, Jr.
               --------------------------------------
               Robert L. LaPenta, Jr.
               Vice President, Corporate Controller & Chief
                    Accounting Officer


Date:  October 16, 2000

                           EXHIBIT 27
                           ----------