Form 10-Q
period 2000-12-02
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2001-01-16
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 2, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No. 1-8739

Burlington Coat Factory Warehouse Corporation
---------------------------------------------------------
(Exact name of registrant as specified in its charter)

Delaware	22-1970303
------------------------------	----------------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1830 Route 130 North
Burlington, New Jersey	08016
------------------------------	----------------------------
(Address of principal	(Zip Code)
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

Class	Outstanding at December 31, 2000
--------------------------	---------------------------------
Common stock, par value $1	44,337,021

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands)

	December 2,	June 3,
	2000	2000
	(Unaudited)	(Note A)

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 89,817	$ 127,818
Accounts Receivable	30,745	20,119
Merchandise Inventories	697,544	513,018
Deferred Tax Asset	9,082	8,813
Prepaid and Other Current Assets	14,023	23,766

Total Current Assets	841,211	693,534

Property and Equipment (Net of Accumulated Depreciation and Amortization)	349,681	318,316
Long Term Investments	24,040	23,659
Other Assets	14,631	10,538

Total Assets	$1,229,563	$1,046,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 437,520	$ 274,337
Income Taxes Payable	20,582	16,472
Other Current Liabilities	129,844	97,461
Current Maturities of Long Term Debt	505	44,865

Total Current Liabilities	588,451	433,135

Long Term Debt	7,560	8,105
Other Liabilities	14,983	15,064
Deferred Tax Liability	2,943	3,302

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,703	49,703
Capital in Excess of Par Value	19,937	19,937
Retained Earnings	608,246	575,994
Accumulated Other Comprehensive Income (Loss)	(101)	(359)
Treasury Stock at Cost	(62,159)	(58,834)

Total Stockholders' Equity	615,626	586,441

Total Liabilities and Stockholders' Equity	$1,229,563	$1,046,047

See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at June 3, 2000 has been derived from the audited financial statements at that date.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

(All amounts in thousands except share data)

	Six Months Ended		Three Months Ended
	December 2,	November 27,	December 2,	November 27,
	2000	1999	2000	1999
REVENUES:

Net Sales	$1,150,933	$ 985,731	$ 735,262	$ 610,942
Other Income	11,355	11,011	5,820	6,091

	1,162,288	996,742	741,082	617,033
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	722,357	621,166	450,003	377,749
Selling and Administrative Expenses	360,293	320,224	201,772	180,362
Depreciation and Amortization	23,783	19,052	12,584	9,957
Interest Expense	1,403	2,643	553	1,284

	1,107,836	963,085	664,912	569,352

Income Before Provision for Income Taxes	54,452	33,657	76,170	47,681
Provision for Income Taxes	20,478	12,908	28,660	18,254

Net Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	33,974	20,749	47,510	29,427

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	(815)	-	-	-

Cumulative Effect of Accounting Change, Net of Tax	-	(1,356)	-	-

Net Income	$ 33,159	$ 19,393	$ 47,510	$ 29,427

Basic and Diluted Earnings Per Share:

Basic and Diluted Net Income Per Share Before Extraordinary Loss and Cumulative Effect of Accounting Change	$ .77	$ .45	$ 1.07	$ .64

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	(.02)	-	-	-

Cumulative Effect of Accounting Change, Net of Tax	-	(.03)	-	-

Net Income	$ .75	$ .42	$ 1.07	$ .64

Weighted Average Shares Outstanding	44,341,283	46,382,893	44,336,641	46,362,277

Dividends Per Share	$ .02	$ .02	$ .02	$ .02

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)

	Six Months Ended
	December 2,	November 27,
	2000	1999

OPERATING ACTIVITIES
Net Income	$ 33,159	$ 19,393
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Extraordinary Loss From Early Extinguishment of Debt, Net of Tax	815	-
Cumulative Effect of Accounting Change, Net of Tax	-	1,356
Depreciation and Amortization	23,783	19,052
Provision for Losses on Accounts Receivable	4,034	3,862
Provision for Deferred Income Taxes	(628)	(1,361)
Loss on Disposition of Fixed Assets	464	100
Non-Cash Rent Expense and Other	1,157	1,492
Changes in Operating Assets and Liabilities:
Accounts Receivable	(14,763)	(15,123)
Merchandise Inventories	(184,526)	(177,213)
Prepaids and Other Current Assets	10,716	4,618
Accounts Payable	163,183	169,634
Other Current Liabilities	36,011	22,964

Net Cash Provided in Operating Activities	73,405	48,774

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(55,620)	(59,638)
Proceeds From Sale of Fixed Assets	69	3
Acquisition of Leaseholds	(5,771)	(873)
Receipts Against Long Term Notes Receivable	36	92
Minority Interest and Other	64	96

Net Cash Used in Investing Activities	(61,222)	(60,320)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(44,905)	(7,868)
Prepayment Penalty Associated with Payoff of Subordinated Notes	(1,047)	-
Payment of Dividends	(907)	(924)
Issuance of Common Stock Upon Exercise of Stock Options	-	414
Purchase of Treasury Stock	(3,325)	(5,959)

Net Cash Used in Financing Activities	(50,184)	(14,337)

Decrease in Cash and Cash Equivalents	(38,001)	(25,883)
Cash and Cash Equivalents at Beginning of Period	127,818	106,952

Cash and Cash Equivalents at End of Period	$ 89,817	$ 81,069

Interest Paid:	$ 3,446	$ 3,012
Income Taxes Paid:	$ 16,996	$ 8,412

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX AND
THREE MONTHS ENDED DECEMBER 2, 2000 AND NOVEMBER 27, 1999

1.   The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended December 2, 2000 and the corresponding period ended November 27, 1999 are not necessarily indicative of results for the fiscal year.

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

3.   Merchandise inventories as of December 2, 2000 and June 3, 2000 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

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

6.   As of December 2, 2000, the Company had a deferred tax liability of $2.9 million and a current deferred tax asset of $9.1 million. As of June 3, 2000, the Company had a deferred tax liability of $3.3 million and a current deferred tax asset of

$8.8 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7.   Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

8.   Long-term debt consists of:

	December 2, 2000	June 3, 2000
	(unaudited)
	(in thousands)
Subordinated Notes, 10.6%, due in
annual principal payments of $7.4
million from June 2000 to June 2005
with interest due semi-annually	-	$44,400
Industrial Revenue Bonds, 5.75%,
due in semi-annual payments of
various amounts from September 1,
2000 to September 1, 2010	8,065	8,525
Promissory note, due at various dates
through 2000 (interest rate
imputed at 10.6%),	-	45

Subtotal	8,065	52,970
Less Current Portion	(505)	(44,865)

Long-Term Debt	$7,560	$ 8,105

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

9.   On September 25, 2000, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 9, 2000 to stockholders of record on October 13, 2000 and amounted to $0.9 million.

10.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income.

11.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Six Months Ended		Three Months Ended
	December 2,	November 27,	December 2,	November 27,
	2000	1999	2000	1999
Apparel	$ 889,381	$755,639	$587,460	$487,646
Home Products	261,552	230,092	147,802	123,296
	$1,150,933	$985,731	$735,262	$610,942

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

12.  Licensed department income, included in other income, amounted to $4.4 million and $2.3 million for the six and three month period ended December 2, 2000, compared with $4.1 million and $2.2 million for the similar periods of a year ago (See Note 16a).

13.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $1.2 million and $0.6 million relating to these costs during the six and three months ended December 2, 2000, respectively. For the similar comparative six and three month periods of a year ago, the Company capitalized $0.4 million and $0.2 million, respectively.

14.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended December 2, 2000 were $34.1 million and $24.8 million, respectively. For the six and three month periods ended November 27, 1999, net advertising costs amounted to $28.6 million and $22.1 million, respectively.

15.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net income per share are as follows:

	Six Months Ended December 2, 2000	Six Months Ended November 27, 1999	Three Months Ended December 2, 2000	Three Months Ended November 27, 1999
	(all amounts in thousands except per share data)
Net Income	$33,159	$19,393	$47,510	$29,427

Weighted Average Shares Outstanding	44,341	46,383	44,337	46,362

Effect of Dilutive Stock Options	22	56	22	24

Weighted Average Shares Outstanding Assuming Dilution	44,363	46,439	44,359	46,386

Basic and Diluted Net Income Per Share	$ 0.75	$ 0.42	$ 1.07	$ 0.64

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

Results of Operations

Fiscal 2000 ended June 3, 2000 and consisted of 53 weeks. Because of this, each fiscal quarter of the current fiscal year begins and ends one week later than the corresponding quarter of the prior fiscal year. The Company's first quarter of fiscal 2001 began on June 4, 2000 and ended September 2, 2000. The Company's second fiscal quarter began September 3, 2000 and ended December 2, 2000. The first quarter of fiscal 2000 began May 30, 1999 and ended August 28, 1999. The second quarter of fiscal 2000 began August 29, 1999 and ended November 27, 1999.

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended December 2, 2000 and November 27, 1999.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	December 2,	November 27,	December 2,	November 27,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	62.8	63.0	61.2	61.8

Selling & adminis- trative expenses	31.3	32.5	27.4	29.5

Depreciation & amortization	2.1	1.9	1.7	1.7

Interest expense	0.1	0.3	0.1	0.2

	96.3	97.7	90.4	93.2

Other income	1.0	1.1	0.8	1.0

Income before income taxes	4.7	3.4	10.4	7.8

Provision for income taxes	1.7	1.3	3.9	3.0

Net income before extraordinary loss from early extinguishment of debt and cumulative effect of accounting change	3.0	2.1	6.5	4.8

Extraordinary loss from early extinguishment of debt	(0.1)	-	-	-

Cumulative effect of accounting change	-	(0.1)	-	-

Net Income	2.9%	2.0%	6.5%	4.8%

Net sales increased $165.2 million (16.8%) to $1.2 billion for the six month period ended December 2, 2000 compared with the six month period ended November 27, 1999. Because the Company's prior fiscal year ended June 3, 2000 and was a 53 week fiscal year, the current fiscal year and each of its quarters begins and ends one week later than the corresponding period of the prior fiscal year. Sales for the comparative calendar weeks ended December 4, 1999 were $1.0 billion. Comparative stores sales (i.e, same store sales for comparative calendar weeks) increased 3.7%. Eleven new Burlington Coat Factory stores and one relocated store opened during the current fiscal year contributed $37.9 million to this year's net sales. Sales from stores operating in the current year, but not open during the comparative period last year contributed $65.3 million to net sales for the six months ended December 2, 2000. Four stores which were in operation a year ago, but which were closed prior to this year, contributed $6.2 million to last year's sales.

Net sales increased $124.3 million (20.3%) for the three month period ended December 2, 2000, compared with the similar period a year ago. Comparative store sales increased 5.1%. Total sales for the thirteen comparative weeks ended December 4, 1999 were $643.5 million. Total sales for the comparative calendar weeks increased 14.3%. The Company believes this increase was the result of more seasonal weather during the current year's second quarter compared with the similar period a year ago, which directly impacted the sale of outerwear. During the second fiscal quarter, comparative store sales of coats increased approximately 23%. Sales from stores operating during the current year's second quarter, but not open in the comparative period a year ago, amounted to $37.6 million. Stores closed prior to this year's second quarter contributed $3.3 million to last year's sales.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $11.4 million for the six months ended December 2, 2000 and $11.0 million for the six months ended November 27, 1999. For the three month period ended December 2, 2000 other income amounted to $5.8 million compared with $6.1 million for the similar period of a year ago. For both the six and three month periods, increases in leased department rental income and miscellaneous items were offset in part by lower investment income. Lower investment income resulted from decreases in investable funds during the comparative periods.

Cost of sales increased by $101.2 million (16.3%) for the six month period ended December 2, 2000 compared with the similar period of a year ago. For the three months ended December 2, 2000, compared with the three months ended November 27, 1999, cost of sales increased from $377.7 million to $450.0 million. The dollar changes in cost of sales primarily reflect the change in sales for the comparative periods. As a percentage of sales, cost of sales decreased to 62.8% from 63.0% for the comparative six month periods and decreased to 61.2% from 61.8% for the comparative three month periods. These percentage decreases are primarily the result of improvements in initial margins and decreases in markdowns taken as a percentage of sales during the comparative periods.

Selling and administrative expenses were $360.3 million and $201.8 million for the six and three months ended December 2, 2000, respectively, compared with $320.2 million and $180.4 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 31.3% and 27.4% for the six and three months ended December 2, 2000, respectively. For the comparative six and three month periods ended November 27,1999, selling and administrative expenses were 32.5% and 29.5% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the six and three month periods of this fiscal year compared with the similar periods of a year ago. The decrease in selling and administrative expenses as a percentage of sales for the six and three months ended December 2, 2000 is primarily related to comparative store sales increases, the increase in sales related to the change in weeks included in the third quarter, and to decreases in comparative store payroll costs achieved during the second quarter.

Interest expense decreased $1.2 million for the six months ended December 2, 2000 compared with the similar period of a year ago. For the three months ended December 2, 2000, interest expense decreased $0.7 million compared with the three months ended November 27, 1999. The six and three month decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayment of the Company's industrial development bonds and to the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. Interest amounting to approximately $0.8 million, relating to the Company's borrowings under its lines of credit, offset, in part, the interest expense decrease realized by the reduction in long term debt.

The provision for income taxes increased to $20.5 million for the six months ended December 2, 2000 from $12.9 million for the similar period of a year ago. For the three months ended December 2, 2000, the provision for income taxes increased to $28.7 million from $18.3 million for the comparative quarter of last fiscal year. The effective tax rate for both the six and three months ended December 2, 2000 was 37.6% compared with 38.3% for both the six and three months ended November 27, 1999.

Net income before extraordinary loss from early extinguishment of debt and cumulative effect of accounting change amounted to $34.0 million and $47.5 million for the six and three months ended December 2, 2000, respectively, compared with $20.7 million and $29.4 million for the similar periods of a year ago. Income per share before extraordinary loss and cumulative effect of accounting change for the current fiscal year's six and three month periods ended December 2, 2000, respectively, was $0.77 and $1.07 per share, compared with $0.45 and $0.64 per share for the comparative six and three month periods of a year ago.

During the current year's first fiscal quarter, the Company prepaid the remaining balance of its long term subordinated notes. The prepayment penalty associated with this payment amounted to approximately $1.0 million. This penalty, along with the write-off of unamortized deferred debt charges of approximately $0.3 million, was recorded as an extraordinary loss. Net of income tax effect, the extraordinary loss amounted to $0.8 million or $0.02 per share.

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

Liquidity and Capital Resources

The Company estimates spending approximately $98.0 million in capital expenditures during fiscal 2001 including $1.0 million for the purchase of store land and buildings, $70.0 million for store expenditures, $5.0 million for the purchase of leaseholds for store locations, $13.0 million for upgrades and expansion of warehouse facilities, and $9.0 million for computer and other equipment expenditures. For the first six months of fiscal 2001, capital expenditures amounted to approximately $61.4 million.

Working capital was $252.8 million at December 2, 2000 compared with $260.4 million at June 3, 2000. This decrease was due primarily to purchases of property and equipment and treasury stock.

The Company repurchased 269,100 shares of its stock costing approximately $3.3 million during the first six months of fiscal 2001. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of December 2, 2000, the Company had authorization to purchase an additional $3.7 million of its stock.

On September 25, 2000, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 9, 2000, to stockholders of record on October 13, 2000 and amounted to $0.9 million.

The Company's long term borrowings at December 2, 2000 consists of an industrial development bond of $8.1 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $1.7 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 4.90% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.85% and 6.1 years, respectively.

During the current fiscal year's first quarter, the Company repaid the remaining balance of $44.4 million of its long term subordinated notes, which had been issued by the Company to institutional investors in June 1990. The Notes were scheduled to mature on June 27, 2005 and were subject to mandatory payment of $7.4 million on June 27 of each year. The prepayment penalty associated with the early payoff of the debt was approximately $1.0 million.

The Company has in place a committed line of credit agreement in the amount of $50.0 million and an additional $50.0 million in uncommitted lines of credit. Short term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (9.5% at December 2, 2000).

At December 2, 2000, the Company had no borrowings under these lines of credit. Maximum borrowings amounted to $70.1 million during the first quarter and $67.5 million during the second quarter. The average borrowings under these credit lines during the first quarter period of borrowing was $36.3 million, at an average interest rate of 7.0%. During the second quarter, the average borrowings under the lines of credit was $27.5 million at an average interest rate of 7.0%. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the prepayment of the Company's subordinated notes and the purchase of inventory during the period. There was no borrowing under the Company's lines of credit during the first six months of fiscal 2000. The Company had letter of credit commitments outstanding against these lines of credit of $17.4 million as of the end of the second quarter of fiscal 2001 and $30.8 million at June 3, 2000.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At December 2, 2000, the Company had no borrowings under the lines of credit. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments, at December 2, 2000 (in thousands):

Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at December 2, 2000 (unaudited)

	Fixed Rate Debt	Average Interest Rate	Long-Term Investments	Average Interest Rate

2002	$ 505	5.1%	$ 4,200	6.3%
2003	555	5.2%	-	6.5%
2004	605	5.4%	20,000	6.5%
Thereafter	6,400	6.0%	-	-
Total	$8,065		$24,200
Fair Value at December 2, 2000	$8,402		$24,001

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on October 19, 2000. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified and 2) stockholders ratified the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company for the fiscal year ending June 2, 2001. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

			Votes	Broker
1)	Election of Directors	Votes For	Withheld	Non-Votes

	Monroe G. Milstein	42,454,998	346,607	-0-
	Henrietta Milstein	42,454,998	346,607	-0-
	Andrew R. Milstein	42,536,746	264,859	-0-
	Irving Drillings	42,456,878	346,727	-0-
	Harvey Morgan	42,536,626	264,979	-0-
	Stephen E. Milstein	42,536,746	264,859	-0-
	Mark A. Nesci	42,536,746	264,859	-0-

2)	Ratify appointment of Deloitte & Touche LLP as independent Certified Public Accountants:

Votes For	42,456,998
Votes Against	5,759
Votes Abstained	7,614
Broker Non-Vote	0

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits None

b. The Company filed no report on Form 8-K during the period ended December 2, 2000.

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

Date: January 13, 2001