Form 10-Q
period 2001-03-03
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2001-04-16
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 3, 2001

or

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

Class	Outstanding at April 2, 2001
--------------------------	---------------------------------
Common stock, par value $1	44,252,473

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands)
	March 3,	June 3,
	2001	2000
	(Unaudited)	(Note A)

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 95,838	$ 127,818
Short Term Investments	26,195	-
Accounts Receivable	21,585	20,119
Merchandise Inventories	541,743	513,018
Deferred Tax Asset	9,216	8,813
Prepaid and Other Current Assets	21,009	23,766

Total Current Assets	715,586	693,534

Property and Equipment (Net of Accumulated Depreciation and Amortization)	355,525	318,316
Long Term Investments	6,200	23,659
Other Assets	13,589	10,538

Total Assets	$1,090,000	$1,046,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 295,573	$ 274,337
Income Taxes Payable	6,885	16,472
Other Current Liabilities	110,904	97,461
Current Maturities of Long Term Debt	505	44,865

Total Current Liabilities	413,867	433,135

Long Term Debt	7,560	8,105
Other Liabilities	14,866	15,064
Deferred Tax Liability	2,758	3,302

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,704	49,703
Capital in Excess of Par Value	19,947	19,937
Retained Earnings	644,361	575,994
Accumulated Other Comprehensive Income (Loss)	(4)	(359)
Treasury Stock at Cost	(62,159)	(58,834)

Total Stockholders' Equity	651,849	586,441

Total Liabilities and Stockholders' Equity	$1,090,900	$1,046,047

See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at June 3, 2000 has been derived from the audited financial statements at that date.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands except share data)
	Nine Months Ended		Three Months Ended
	March 3,	February 26,	March 3,	February 26,
	2001	2000	2001	2000
REVENUES:

Net Sales	$1,873,646	$1,672,458	$ 722,713	$ 686,727
Other Income	20,987	19,500	9,632	8,489

	1,894,633	1,691,958	732,345	695,216
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,193,372	1,077,373	471,015	456,207
Selling and Administrative Expenses	551,332	492,226	191,039	172,002
Depreciation and Amortization	36,062	29,650	12,279	10,598
Interest Expense	1,544	3,960	141	1,317

	1,782,310	1,603,209	674,474	640,124

Income Before Provision for Income Taxes	112,323	88,749	57,871	55,092
Provision for Income Taxes	42,234	33,244	21,756	20,336

Net Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	70,089	55,505	36,115	34,756

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	(815)	-	-	-

Cumulative Effect of Accounting Change, Net of Tax	-	(1,356)	-	-

Net Income	$ 69,274	$ 54,149	$ 36,115	$ 34,756

Basic and Diluted Earnings Per Share:

Basic and Diluted Net Income Per Share Before Extraordinary Loss and Cumulative Effect of Accounting Change	$ 1.58	$ 1.20	$ .82	$ .76

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	(.02)	-	-	-

Cumulative Effect of Accounting Change, Net of Tax	-	(.03)	-	-

Net Income	$ 1.56	$ 1.17	$ .82	$ .76

Weighted Average Shares Outstanding	44,327,269	46,117,388	44,299,243	45,586,377

Dividends Per Share	$ .02	$ .02	$ -	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Nine Months Ended
	March 3,	February 26,
	2001	2000

OPERATING ACTIVITIES
Net Income	$ 69,274	$ 54,149
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities:
Extraordinary Loss From Early Extinguishment of Debt, Net of Tax	815	-
Cumulative Effect of Accounting Change, Net of Tax	-	1,356
Depreciation and Amortization	36,062	29,650
Provision for Losses on Accounts Receivable	6,305	6,113
Provision for Deferred Income Taxes	(947)	(2,025)
Loss (Gain) on Disposition of Fixed Assets	481	(28)
Non-Cash Rent Expense and Other	2,389	2,189
Changes in Operating Assets and Liabilities:
Short Term Investments	(26,195)	-
Accounts Receivable	(7,803)	(10,260)
Merchandise Inventories	(28,725)	11,183
Prepaids and Other Current Assets	3,730	7,627
Accounts Payable	21,236	29,283
Other Current Liabilities	2,883	18,974

Net Cash Provided by Operating Activities	79,505	148,211

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(73,988)	(89,418)
Proceeds From Sale of Fixed Assets	252	1,216
Proceeds From Sale of Long Term Investments	18,000	-
Acquisition of Leaseholds	(5,686)	(873)
Receipts Against Long Term Notes Receivable	84	71
Minority Interest and Other	26	49

Net Cash Used in Investing Activities	(61,312)	(88,955)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(44,905)	(7,894)
Prepayment Penalty Associated with Payoff of Subordinated Notes	(1,047)	-
Payment of Dividends	(907)	(941)
Issuance of Common Stock Upon Exercise of Stock Options	11	403
Purchase of Treasury Stock	(3,325)	(22,275)

Net Cash Used in Financing Activities	(50,173)	(30,707)

(Decrease) Increase in Cash and Cash Equivalents	(31,980)	28,549
Cash and Cash Equivalents at Beginning of Period	127,818	106,952

Cash and Cash Equivalents at End of Period	$ 95,838	$135,501

Interest Paid:	$ 3,699	$ 5,615
Income Taxes Paid:	$ 52,768	$ 20,889

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NINE AND
THREE MONTHS ENDED MARCH 3, 2001 AND FEBRUARY 26, 2000

1.   The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended March 3, 2001 and the corresponding period ended February 26, 2000 are not necessarily indicative of results for the fiscal year.

2.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 1, 2000.

3.   Merchandise inventories as of March 3, 2001 and June 3, 2000 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

4.   The Company classifies its investments in debt securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company's debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component in stockholders' equity.

5.   The Company records revenue at the time of sale and delivery of merchandise.

6.   As of March 3, 2001, the Company had a deferred tax liability of $2.8 million and a current deferred tax asset of $9.2 million. As of June 3, 2000, the Company had a deferred tax liability of $3.3 million and a current deferred tax asset of

$8.8 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7.   Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

8.   Long-term debt consists of:

	March 3, 2001	June 3, 2000
	(unaudited)
	(in thousands)
Subordinated Notes, 10.6%, due in
annual principal payments of $7.4
million from June 2000 to June 2005
with interest due semi-annually	-	$44,400
Industrial Revenue Bonds, 5.85%,
due in semi-annual payments of
various amounts from September 1,
2000 to September 1, 2010	$8,065	8,525
Promissory note, due at various dates
through 2000 (interest rate
imputed at 10.6%),	-	45

Subtotal	8,065	52,970
Less Current Portion	(505)	(44,865)

Long-Term Debt	$7,560	$ 8,105

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

11.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Nine Months Ended		Three Months Ended
	March 3,	February 26,	March 3,	February 26,
	2001	2000	2001	2000
Apparel	$1,468,644	$1,309,159	$579,263	$553,520
Home Products	405,002	363,299	143,450	133,207
	$1,873,646	$1,672,458	$722,713	$686,727

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

12.  Licensed department income, included in other income, amounted to $6.6 million and $2.2 million for the nine and three month period ended March 3, 2001, compared with $6.9 million and $2.8 million for the similar periods of a year ago (See Note 16a).

13.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $1.9 million and $0.7 million relating to these costs during the nine and three months ended March 3, 2001, respectively. For the similar comparative nine and three month periods of a year ago, the Company capitalized $0.9 million and $0.4 million, respectively.

14.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended March 3, 2001 were $46.6 million and $12.6 million, respectively. For the nine and three month periods ended February 26, 2000, net advertising costs amounted to $38.7 million and $10.2 million, respectively.

15.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net income per share are as follows (unaudited):

	Nine Months Ended March 3, 2001	Nine Months Ended February 26, 2000	Three Months Ended March 3, 2001	Three Months Ended February 26, 2000
	(all amounts in thousands except per share data)
Net Income	$69,274	$54,149	$36,115	$34,756

Weighted Average Shares Outstanding	44,327	46,117	44,299	45,586

Effect of Dilutive Stock Options	40	42	77	13

Weighted Average Shares Outstanding Assuming Dilution	44,367	46,159	44,376	44,599

Basic and Diluted Net Income Per Share	$ 1.56	$ 1.17	$ 0.82	$ 0.76

16.  a.  Effective for the year ended June 3, 2000, the Company changed its method of accounting for layaway sales in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales for fiscal 2001 have been recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within Other Current Liabilities. Layaway sales, prior to the accounting change, were recognized when the initial layaway deposit was received. The accounting change has only a slight impact on annual sales and earnings. However, due to the seasonal influences of the business, the accounting change results in a shift of sales and earnings among the Company's quarterly periods. The cumulative effect of the change for periods prior to fiscal 2000 is a net decrease in income of $1.4 million or $.03 per share. In addition, upon adoption of SAB No. 101, the Company changed its classification of leased department revenues and related expenses. Previously, the Company included these leased department revenues in Net Sales and their related costs in Cost of Sales. The Company presently records the net of leased department revenues and related costs to Other Income.

      b.  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has not yet assessed what the impact of SFAS No. 133 will be on the Company's future earnings or financial position.

17.  Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current year.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

Results of Operations

Fiscal 2000 ended June 3, 2000 and consisted of 53 weeks. Because of this, each fiscal quarter of the current fiscal year begins and ends one week later than the corresponding quarter of the prior fiscal year. The Company's first quarter of fiscal 2001 began on June 4, 2000 and ended September 2, 2000. The Company's second fiscal quarter began September 3, 2000 and ended December 2, 2000. The Company's third fiscal quarter began December 3, 2000 and ended March 3, 2001. The first quarter of fiscal 2000 began May 30, 1999 and ended August 28, 1999. The second quarter of fiscal 2000 began August 29, 1999 and ended November 27, 1999. The third quarter of fiscal 2000 began November 28, 1999 and ended February 26, 2000.

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended March 3, 2001 and February 26, 2000 (unaudited).

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	March 3,	February 26,	March 3,	February 26,
	2000	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	63.7	64.4	65.2	66.4

Selling & adminis- trative expenses	29.4	29.4	26.4	25.1

Depreciation & amortization	1.9	1.8	1.7	1.5

Interest expense	0.1	0.3	-	0.2

	95.1	95.9	93.3	93.2

Other income	1.1	1.2	1.3	1.2

Income before income taxes	6.0	5.3	8.0	8.0

Provision for income taxes	2.3	2.0	3.0	3.0

Net income before extraordinary loss from early extinguishment of debt and cumulative effect of accounting change	3.7	3.3	5.0	5.0

Extraordinary loss from early extinguishment of debt	-	-	-	-

Cumulative effect of accounting change	-	(0.1)	-	-

Net Income	3.7%	3.2%	5.0%	5.0%

Net sales increased $201.2 million (12.0%) to $1.87 billion for the nine month period ended March 3, 2001 compared with the nine month period ended February 26, 2000. Because the Company's prior fiscal year ended June 3, 2000 and was a 53 week fiscal year, the current fiscal year and each of its quarters begins and ends one week later than the corresponding period of the prior fiscal year. Sales for the comparative calendar weeks ended March 4, 2000 were $1.68 billion. Comparative stores sales (i.e, same store sales for comparative calendar weeks) increased 3.6%. Fifteen new Burlington Coat Factory stores and five relocated stores opened during the current fiscal year contributed $81.1 million to this year's net sales. Sales from stores opened in fiscal 2000 and operating in the current year, but not open during the comparative period last year contributed $80.7 million to net sales for the nine months ended March 3, 2001. Four stores which were in operation a year ago, but which were closed prior to this year, contributed $9.3 million to last year's sales. Stores closed during the current year contributed $15.2 million to last year's sales during their non-comparative periods.

Net sales increased $36.0 million (5.2%) to $722.7 million, for the three month period ended March 3, 2001, compared with the similar period a year ago. Comparative store sales increased 3.4%. Total sales for the thirteen comparative weeks ended March 4, 2000 were $655.9 million. Total sales for the comparative calendar weeks increased 10.2%. The Company believes this increase was the result of more seasonal weather during the current year's fiscal month of December compared with the similar period a year ago, which directly impacted the sale of outerwear. During the third fiscal quarter, comparative store sales of coats increased approximately 14%. The third quarter of the current fiscal year began on December 3, 2000 and ended on March 3, 2001. Without the shifting in weeks, the third quarter would have begun on November 26, 2000 and ended on February 24, 2001. Sales for the week of November 26 to December 2, 2000 were $70.7 million and were included in this fiscal year's second quarter. Sales for the week of February 25 to March 3, 2001 were $38.2 million and are included in sales for the third quarter. The result of this change in calendar weeks for this fiscal year's third quarter was a $32.4 million reduction in sales this year during the quarter. Sales from stores operating during the current year's third quarter, but not open in the comparative period a year ago, amounted to $55.6 million. Stores closed prior to this year's third quarter contributed $12.8 million to last year's sales.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $21.0 million for the nine months ended March 3, 2001 and $19.5 million for the nine months ended February 26, 2000. For the three month period ended March 3, 2001, other income amounted to $9.6 million compared with $8.5 million for the similar period of a year ago. For both the nine and three month periods, the increase in other income was primarily related to the sale of one of the Company's leases to a third party, which resulted in income of approximately $0.8 million during the third quarter, and to other miscellaneous item increases.

Cost of sales increased by $116.0 million (10.8%) for the nine month period ended March 3, 2001 compared with the similar period of a year ago. For the three months ended March 3, 2001, compared with the three months ended February 26, 2000, cost of sales increased from $456.2 million to $471.0 million. The dollar changes in cost of sales primarily reflect the change in sales for the comparative periods. As a percentage of sales, cost of sales decreased to 63.7% from 64.4% for the comparative nine month periods and decreased to 65.2% from 66.4% for the comparative three month periods. These percentage decreases are primarily the result of improvements in initial margins and decreases in markdowns taken as a percentage of sales during the comparative periods.

Selling and administrative expenses were $551.3 million and $191.0 million for the nine and three months ended March 3, 2001, respectively, compared with $492.2 million and $172.0 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 29.4% and 26.4% for the nine and three months ended March 3, 2001, respectively. For the comparative nine and three month periods ended February 26, 2000, selling and administrative expenses were 29.4% and 25.1% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the nine and three month periods of this fiscal year compared with the similar periods of a year ago. The increase in selling and administrative expenses as a percentage of sales during the third quarter was primarily the result of the decrease in sales related to the change in weeks in the comparative third quarters.

Interest expense decreased $2.4 million for the nine months ended March 3, 2001 compared with the similar period of a year ago. For the three months ended March 3, 2001, interest expense decreased $1.2 million compared with the three months ended February 26, 2000. The nine and three month decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayment of the Company's industrial development bonds and to the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. Interest amounting to approximately $0.8 million, for the 9 months ending March 3, 2001, relating to the Company's borrowings under its lines of credit, offset, in part, the interest expense decrease realized by the reduction in long term debt.

The provision for income taxes increased to $42.2 million for the nine months ended March 3, 2001 from $33.2 million for the similar period of a year ago. For the three months ended March 3, 2001, the provision for income taxes increased to $21.8 million from $20.3 million for the comparative quarter of last fiscal year. The effective tax rate for both the nine and three months ended March 3, 2001 was 37.6% compared with 37.5% and 36.9% for the nine and three months ended February 26, 2000, respectively.

Net income before extraordinary loss from early extinguishment of debt and cumulative effect of accounting change amounted to $70.1 million and $36.1 million for the nine and three months ended March 3, 2001, respectively, compared with $55.5 million and $34.8 million for the similar periods of a year ago. Income per share before extraordinary loss and cumulative effect of accounting change for the current fiscal year's nine and three month periods ended March 3, 2001, respectively, was $1.58 and $0.82 per share, compared with $1.20 and $0.76 per share for the comparative nine and three month periods of a year ago.

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

The Company's business is seasonal, with its highest sales occurring in the months of September, October, November and December of each year. The Company's net income generally reflects the same seasonal pattern as its net sales. In the past, substantially all of the Company's profits have been derived from operations during the months of September, October, November and December.

Liquidity and Capital Resources

The Company estimates spending approximately $91.0 million in capital expenditures during fiscal 2001 including $1.0 million for the purchase of store land and buildings, $70.0 million for store expenditures, $5.0 million for the purchase of leaseholds for store locations, $6.0 million for upgrades and expansion of warehouse facilities, and $9.0 million for computer and other equipment expenditures. For the first nine months of fiscal 2001, capital expenditures amounted to approximately $79.7 million.

Working capital was $301.7 million at March 3, 2001 compared with $260.4 million at June 3, 2000.

The Company repurchased 269,100 shares of its stock costing approximately $3.3 million during the first nine months of fiscal 2001. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of March 3, 2001, the Company had authorization to purchase an additional $3.7 million of its stock.

On September 25, 2000, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 9, 2000, to stockholders of record on October 13, 2000 and amounted to $0.9 million.

The Company's long term borrowings at March 3, 2001 consists of an industrial development bond of $8.1 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $1.7 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 4.90% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.85% and 5.8 years, respectively.

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

During the third quarter, the Company increased its existing committed line of credit to $100 million. Total lines of credit from all banks as of March 3, 2001 amounted to $100 million in committed credit and $25 million in uncommitted credit. Short term borrowings against these lines of credit bear interest at or below the lending bank's prime rate in effect from time to time.

During the third quarter, the Company had no borrowings under these lines of credit. Maximum borrowings amounted to $70.1 million during the first quarter and $67.5 million during the second quarter. The average borrowings under these credit lines during the first quarter period of borrowing was $36.3 million, at an average interest rate of 7.0%. During the second quarter, the average borrowings under the lines of credit was $27.5 million at an average interest rate of 7.0%. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the prepayment of the Company's subordinated notes and the purchase of inventory during the period. There was no borrowing under the Company's lines of credit during the first nine months of fiscal 2000. The Company had letter of credit commitments outstanding against these lines of credit of $9.8 million as of the end of the third quarter of fiscal 2001 and $30.8 million at June 3, 2000.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At March 3, 2001, the Company had no borrowings under the lines of credit. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments, at March 3, 2001(in thousands):

Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at March 3, 2001 (unaudited)

	Fixed Rate Debt	Average Interest Rate	Long-Term Investments	Average Interest Rate

2002	$ 505	5.1%	$ 4,200	5.6%
2003	555	5.2%	-	-
2004	605	5.4%	-	-
Thereafter	6,400	6.0%	2,000	6.1%
Total	$8,065		$6,200
Fair Value at March 3, 2001	$8,484		$6,200

On March 8, 2001 the $4.2 million in Long-Term Investments were redeemed by the issuing authority. The Company replaced these investments on March 14, 2001 with $4.2 million of long term investments with a maturity date of September 14, 2006 and an interest rate of 6.15%.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits		Page No.
10.4	Revolving Credit and Term Loan Agreement Agreement, dated as of February 1, 2001, between Burlington Coat Factory Warehouse Corporation and National City Bank.	21
b. The Company filed no report on Form 8-K during the period ended March 3, 2001.

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

Date: April 16, 2001