Form 10-Q/A
period 2001-03-03
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2001-04-20
CIK 718916

FORM 10-Q/A

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
AND SUBSIDIARIES

I N D E X

This Form 10-Q/A is being filed to correct a typographical error contained in the Condensed Consolidated Balance Sheets included in Item 1 of Part I. Total Assets as of March 3, 2001 (unaudited) are $1,090,900,000 rather than $1,090,000,000, as previously reported.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands)
	March 3,	June 3,
	2001	2000
	(Unaudited)	(Note A)

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 95,838	$ 127,818
Short Term Investments	26,195	-
Accounts Receivable	21,585	20,119
Merchandise Inventories	541,743	513,018
Deferred Tax Asset	9,216	8,813
Prepaid and Other Current Assets	21,009	23,766

Total Current Assets	715,586	693,534

Property and Equipment (Net of Accumulated Depreciation and Amortization)	355,525	318,316
Long Term Investments	6,200	23,659
Other Assets	13,589	10,538

Total Assets	$1,090,900	$1,046,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 295,573	$ 274,337
Income Taxes Payable	6,885	16,472
Other Current Liabilities	110,904	97,461
Current Maturities of Long Term Debt	505	44,865

Total Current Liabilities	413,867	433,135

Long Term Debt	7,560	8,105
Other Liabilities	14,866	15,064
Deferred Tax Liability	2,758	3,302

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,704	49,703
Capital in Excess of Par Value	19,947	19,937
Retained Earnings	644,361	575,994
Accumulated Other Comprehensive Income (Loss)	(4)	(359)
Treasury Stock at Cost	(62,159)	(58,834)

Total Stockholders' Equity	651,849	586,441

Total Liabilities and Stockholders' Equity	$1,090,900	$1,046,047

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

Date: April 19, 2001