Form 10-K
period 2001-06-02
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2001-08-31
CIK 718916

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 2, 2001,

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

Name of each exchange
on which registered:     New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

The aggregate market value of the Common Stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock on the New York Stock Exchange as of July 31, 2001, was $279,030,308.

As of July 31, 2001, the number of shares of Common Stock, $1.00 par value, outstanding was 44,406,002.

The documents incorporated by reference into this Form 10K:

Registrant's Proxy Statement to be filed pursuant to
Regulation 14A.

The Part of the Form 10-K into which the document is incorporated:

Part III

PART I

Item 1. Business

     Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate, through its Burlington Coat Factory division, a chain of department stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by other department and specialty stores. Burlington Coat offers customers a complete line of men's, women's and children's wear and accessories (such as handbags, belts, perfume, watches, etc.) as well as a linens (linens, bath shop items, gifts and luggage) department in two hundred forty-six of its stores, a children's furniture department in two hundred thirty-six of its stores, and a shoe department in two hundred sixty-eight of its stores. The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

     An important factor in Burlington Coat's operations has been its continued ability to purchase desirable, first-quality current brand labeled merchandise directly from manufacturers on terms at least as favorable as those offered by other department and specialty stores. The Company estimates that over 1,000 manufacturers of apparel, including over 300 manufacturers of outerwear, are represented at the Company's stores, and that no manufacturer accounted for more than 5% of the Company's purchases during the last full fiscal year. The Company does not maintain any long term or exclusive commitments or arrangements to purchase from any manufacturer. No assurance can be given that the Company will be able to continue to purchase such merchandise directly from manufacturers or to continue its current selling price structure. See "Competition."

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

     The Company has two major product categories, apparel and home products. The apparel category includes departments offering all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. The home products category includes departments offering linens, home furnishings, gifts, baby furniture and baby furnishings. Net revenues from the sale of apparel products for fiscal years 2001, 2000 and 1999 were $1.9 billion, $1.7 billion and $1.5 billion, respectively. Net revenues from the sale of home products for fiscal years 2001, 2000 and 1999 were $0.5 billion, $0.5 billion and $0.4 billion, respectively.

The Stores

     As of July 31, 2001, the Company operated two hundred ninety-four department stores, all but twenty-one of which are located in leased facilities ranging in size (including storage space) from approximately 16,000 to approximately 163,000 square feet, with an average area of approximately 74,000 square feet. Total store gross square footage increased to 21,760,000 square feet, an increase of 7.3% over a year ago. Selling space accounts for over seventy percent of the total area in most stores.

     All of the Company's department stores are either free-standing or are located in shopping malls, strip shopping centers or other commercial complexes. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

     The Company also operates stores under the names "Cohoes Fashions," "Decelle," and "Luxury Linens." Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. The Company also operates one stand-alone store under the name "Totally 4 Kids" and one stand-alone store under the name "Baby Depot."

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

     Some stores contain departments licensed by unaffiliated parties for the sale of items such as lingerie, fragrances and jewelry. During the fiscal year ended June 2, 2001, the Company's rental income from all of its licensed departments aggregated less than 1% of the Company's total revenues.

Central Distribution

     Central distribution, warehousing, ticketing and marking services are extended to approximately fifty-seven percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility services the Company's present stores. The Company is leasing two additional warehouse facilities of approximately

165,000 square feet and 300,000 square feet, respectively, near its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture and furnishings inventory and other items.

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

Growth and Expansion

     Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to two hundred seventy-six Burlington Coat Factory department stores, five Cohoes Fashions stores, seven Decelle stores and four stand-alone Luxury Linens stores as of July 31, 2001. The Company also operates one stand-alone Totally 4 Kids store and one stand-alone Baby Depot.

     At July 31, 2001 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 2002, the Company plans to open approximately twenty additional Burlington Coat Factory department stores and one specialty shoe store in East Meadows, New York that will sell designer and fashion shoes.*

* Forward Looking Statement. See Safe Harbor Statement on page 6.

     The Company also has planned store expansions and remodelings for approximately thirteen stores.* In addition, the Company has plans to relocate approximately nine of its stores to new locations within the same trading market.* The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

     The Company believes that its ability to find satisfactory locations for its stores is essential for the continued growth of its business. The opening of stores generally is contingent upon a number of factors, including the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that the Company will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, the Company will be able to open the number of new stores presently planned. During the Fall of 1999, the Company introduced an improved store design for its new stores. The new design creates a more intimate, customer-friendly environment by implementing changes in store layout, ceiling plan, lighting, fixturing and overall color direction. The new store design was extended to a total of ninety stores in fiscal 2001. It is being used in all new stores and will be implemented in existing stores as they are remodeled or expanded.

     During the fiscal year, the Company began operating its fine jewelry department through a third party lease concessionaire. Under the leased department arrangement, the Company leases space to the vendor who remits back to the Company a specified percentage of sales. As a result of the new arrangement, the offering of fine jewelry has been expanded to seventeen stores.

     In fiscal 1997, the Company began to operate its own shoe department. At July 31, 2001 the Company operated this department in approximately two hundred sixty-eight Burlington Coat Factory stores. The shoe department offers a full line of men's, women's and children's shoes in many brands and styles. During fiscal 2002 the Company plans to open its first specialty shoe store in East Meadow, New York, offering designer and fashion shoes.

     On March 1, 2000, the Company launched its national baby registry. This electronic registry links all two hundred thirty-six of the Company's Baby Depot departments. Expecting parents can register for the items they need at a nearby Baby Depot department, and friends and relatives can then review and purchase items on the registry at any Baby Depot department. The Company offers

* Forward Looking Statement. See Safe Harbor Statement on page 6.

registered parents the opportunity to receive a gift certificate equal to five percent of qualified registered purchases.

     During fiscal 2000, the Company entered into an agreement with Christopher Lowell, the Emmy Award winning host of a home decorating and design show aired on the Discovery Channel, for the creation of an exclusive line of home furnishings and accessories. The Christopher Lowell Collection is presented as a concept shop within the Company's existing linens and gift area. The shop features Christopher Lowell's line of home furnishings including bedding, window treatments, bath accessories, picture frames and a paint line. As of the end of fiscal 2001, the Christopher Lowell Collection was offered in 246 of the Company's stores.

     The Company offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web (www.bcfdirect.com). The site features over 6,000 items, shopping cart functionality, item search capability and a secure on-line payment processing system. An order management system allows for vendor direct and warehouse fulfillment of orders. The site features a store locator which allows Customers to enter a zip code and locate the five nearest stores and to receive driving directions to any store. Web site product data is tied to the Company's inventory systems for maintenance of prices and item availability. The Company plans to expand the merchandise mix offered through its web site, to upgrade its internet marketing and promotional capabilities, to further develop and automate its fulfillment and customer service systems and to integrate its store-based gift registry with its web site; however, no assurance can be given that this venture will be successful.*

     The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

Seasonality

     The Company's business is seasonal, with its highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, approximately 54% of the Company's net sales have occurred during the period from September through January. Weather, however,

* Forward Looking Statement. See Safe Harbor Statement on page 6.

continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the fall and warm during the early spring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     At July 31, 2001, the Company had approximately 22,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores are covered by a collective bargaining agreement. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.

Competition

     General. The retail business is highly competitive. Competitors include other department stores as well as individual, regional, and national "off-price" retailers and discount store chains. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand name merchandise at substantial markdowns, which can result in prices approximating those offered by the Company at its Burlington Coat Factory department stores. Some of the Company's competitors are considerably larger than the Company and have substantially greater financial and other resources.

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

Item 2. Properties

     The Company owns the land and building for thirty-two of its stores, including eight properties acquired in June of 2001 and scheduled to open during fiscal 2002. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.

     The following table shows the years in which store leases existing at July 31, 2001 expire:
Fiscal Years Ending May 30	Number of Leases Expiring	Expiring with Renewal Options
2002-2003	7	32
2004-2005	12	53
2006-2007	9	42
2008-2009	9	34
2010-2011	4	22
Thereafter	22	33

Total	63	216

     The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases two warehouse facilities of approximately 165,000 square feet and 300,000 square feet, respectively, at locations near the warehouse/distribution facility. The Company leases approximately 20,000 square feet of office space in New York City.

Item 3. Legal Proceedings

     In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2001.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF."

     The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from May 30, 1999 to June 2, 2001 and for the two months ended July 31, 2001.
Period	Low Price	High Price

May 30, 1999 to August 28, 1999	16.2500	19.5000
August 29, 1999 to November 27, 1999	12.1875	20.5000
November 28, 1999 to February 26, 2000	10.0625	13.8750
February 27, 2000 to June 3, 2000	10.6875	17.1875
June 4, 2000 to September 2, 2000	10.8125	13.3750
September 3, 2000 to December 2, 2000	12.8750	16.0000
December 3, 2000 to March 3, 2001	14.5625	20.6000
March 4, 2001 to June 2, 2001	16.7500	21.7300
June 3, 2001 to July 31, 2001	15.3000	20.5000

     At July 31, 2001, there were 282 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common

Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of two cents ($.02) per share in each of the last three fiscal years. The cash dividend for fiscal 2001 was declared on September 25, 2000, and was paid on November 9, 2000, to stockholders of record on October 13, 2000. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business.

Item 6. Selected Financial Data

     The following tables set forth certain selected financial data:
	Twelve Months Ended 6/29/97		Eleven (2) Months Ended 5/30/98	Twelve Months Ended 5/29/99	Twelve (3) Months Ended 6/3/00	Twelve (4) Months Ended 6/2/01
	(In thousands of dollars except per share data)
Statement of Operations Data:
Revenues	$1,749,049		$1,782,292	$1,968,784	$ 2,226,183	$2,428,873
Net Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	56,515		63,639	47,783	62,476	71,848
Basic and Diluted Net Income Per Share Before Extraordinary Loss and Cumulative Effect of Accounting Change	1.17	(1)	1.34	1.02	1.37	1.62
Net Income	56,515		63,639	47,783	61,120	71,025
Basic and Diluted Net Income Per Share	1.17	(1)	1.34	1.02	1.34	1.60

Dividends Per Share	-		.02	.02	.02	.02

Balance Sheet Data:
Total Assets	$ 775,077		$ 909,807	$ 941,635	$1,047,147	$1,060,775
Working Capital	319,736		368,459	332,759	260,399	296,654
Long-Term Debt	62,274		60,890	52,970	8,105	7,560
Stockholders' Equity	460,215		516,069	548,156	586,441	655,371

(1)	Adjusted to give retroactive effect to six for five stock split effected in October, 1997.
(2)	During fiscal 1998, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Saturday closest to June 30 to a fiscal year ending on the Saturday closest to May 31.
(3)

During fiscal 2000, the Company changed its method of accounting for layaway and lease department revenues and related costs. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended June 3, 2000 and May 29, 1999.

(4)

During fiscal 2001, the Company recorded an extraordinary loss from early extinguishment of debt. See Management's Discussion and Analysis of Financial Condition and Results of Operations for the twelve months ended June 2, 2001 and June 3, 2000.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company maintains its records on the basis of a 52-53 week fiscal year ending on the Saturday closest to May 31. The following discussion compares the twelve months (52 weeks) ended June 2, 2001 with the twelve months (53 weeks) ended June 3, 2000 and the twelve months (53 weeks) ended June 3, 2000 with the twelve months (52 weeks) ended May 29, 1999.

Results of Operations

Twelve Months Ended
June 2, 2001 and June 3, 2000

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended June 2, 2001 and June 3, 2000.
	Percentage of Net Sales
	Twelve Months Ended
	June 2, 2001	June 3, 2000
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	63.2	64.0
Selling and Administrative Expenses	31.1	30.6
Depreciation and Amortization	2.0	1.9
Interest Expense	0.1	0.2
	96.4	96.7
Other Income	1.2	1.3
Income Before Provision for Income Taxes	4.8	4.6
Provision for Income Taxes	1.8	1.7
Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	3.0	2.9
Extraordinary Loss from Early Extinguishment of Debt	-	-
Cumulative Effect of Accounting Change	-	(0.1)
Net Income	3.0%	2.8%

Performance for the Twelve Months (52 weeks) Ended June 2, 2001 Compared With the Twelve Months (53 weeks) Ended June 3, 2000

     Consolidated net sales increased $201.6 million (9.2%) for fiscal 2001 compared with the similar period of a year ago. Comparative stores sales increased 3.0% for the period. Sixteen new and six relocated Burlington Coat Factory department stores, opened during fiscal 2001, contributed $122.5 million to this year's net sales. Stores opened a year ago contributed $81.5 million to this year's net sales from the beginning of fiscal 2001 to the anniversary of their opening date. Four stores, which were in operation a year ago, but which were closed prior to this year, contributed $9.9 million to last year's sales. Stores closed during the current year contributed $26.0 million to last year's sales during their non-comparative periods. The non-comparative week of fiscal 2000 (i.e., the week of May 30, 1999 to June 5, 1999) contributed $29.2 million to last year's net sales for Burlington Coat Factory stores.

     The Cohoes stores contributed $37.5 million to consolidated sales for the twelve months ended June 2, 2001 compared with $39.9 million for the twelve months ended June 3, 2000. Cohoes comparative store sales decreased 8.4% for the twelve month period. One Cohoes store opened during the prior fiscal year contributed $1.9 million to this year's sales during its non-comparative period. The non-comparative week of fiscal 2000 contributed $.7 million to last year's net sales.

     Sales in fiscal 2001 for the Decelle stores were $32.4 million compared with $33.8 million for the twelve months ended June 3, 2000. Decelle comparative store sales increased .3% for the twelve months ended June 2, 2001 compared with the similar twelve month period of a year ago. One Decelle store was closed during the current fiscal year. That store contributed $.8 million to last year's sales during its non-comparative period. The non-comparative week of fiscal 2000 contributed $.7 million to last year's sales.

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $28.6 million for fiscal 2001 compared with $27.5 million for the similar period of a year ago. This increase is primarily the result of an increase in rental income from leased departments of approximately $.6 million and to increases in other miscellaneous operating revenues of $1.7 million. These increases were offset in part by a decrease in interest income of $1.3 million due to lower levels of investable funds this fiscal year compared with the prior year.

     Cost of sales increased $111.3 million (7.9%) for the twelve months ended June 2, 2001 compared with the twelve months ended June 3, 2000. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales as a percentage of net sales decreased from 64.0% in fiscal 2000 to 63.2% in fiscal 2001. Improvements in initial margins and markdowns taken as a percentage of net sales were offset in part by slightly higher inventory shrinkage during fiscal 2001 compared with fiscal 2000.

     Selling and administrative expenses increased $72.5 million (10.8%) from the 2000 period to the 2001 period. As a percentage of net sales, selling and administrative expenses were 31.1% for the twelve months ended June 2, 2001 compared with 30.6% for the twelve months ended June 3, 2000. This increase was due mainly to an increase in the number of stores in operation and increases in payroll and payroll related expenses. In addition, during the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. As a result, the Company established a reserve of $2.4 million during the fourth quarter of fiscal 2001 for lease commitments and other expenses expected to be incurred subsequent to the closing of these relocated stores. Fixed assets from these stores will either be used in the new locations or will be depreciated over the period the store remains in operation. It is not anticipated that additional payroll related costs will be incurred with these relocations beyond the closing date. It is expected that employees currently staffing the operating stores will be used to staff the new locations.

     Depreciation and amortization expense amounted to $49.3 million in the twelve months ended June 2, 2001 compared with $41.0 million in the twelve months ended June 3, 2000. This increase of $8.3 million in the fiscal 2001 period compared with the comparative 2000 period is attributable primarily to new stores opened during the year as well as remodeling and refixturing of existing stores.

     Interest expense decreased $3.8 million for the twelve months ended June 2, 2001 compared with the similar period of a year ago. The decrease in interest expense is the result of a decrease in long term debt due to the recurring repayments of the Company's industrial development bonds and the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. Interest amounting to $.8 million relating to the Company's borrowings under its lines of credit, offset, in part, the interest expense decrease realized by the reduction in long term debt.

     The provision for income taxes increased to $42.6 million for the twelve months ended June 2, 2001 from $37.7 million for the similar fiscal period a year ago. This increase in the tax provision was due to higher earnings. The effective tax rate for fiscal 2001 was 37.2% compared with 37.6% in the prior fiscal year. This rate decrease is due primarily to increases in tax credits available to the Company and to increases in tax-exempt interest earned by the Company during fiscal 2001 compared with fiscal year 2000.

     Income before extraordinary loss from early extinguishment of debt and cumulative effect of accounting change increased $9.3 million to $71.8 million for the fiscal 2001 period from $62.5 million for the comparative 2000 period. Net income per share before extraordinary loss from early extinguishment of debt and cumulative effect of accounting change was $1.62 per share for fiscal 2001 compared with $1.37 per share for the comparative 2000 period.

     During the current year's first fiscal quarter, the Company prepaid the remaining balance of its long term subordinated notes. The prepayment penalty associated with this payment amounted to approximately $1.0 million. This penalty, along with the write-off of unamortized deferred debt charges of approximately $0.3 million, resulted in an extraordinary loss, net of taxes, of $0.8 million or $0.02 per share.

Results of Operations

Twelve Months Ended

June 3, 2000 and May 29, 1999

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended June 3, 2000 and May 29, 1999.

	Percentage of Net Sales
	Twelve Months Ended
	June 3, 2000	May 29, 1999
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	64.0	63.9
Selling and Administrative Expenses	30.6	31.3
Depreciation and Amortization	1.9	1.8
Interest Expense	0.2	0.3
	96.7	97.3
Other Income	1.3	1.2
Income Before Provision for Income Taxes	4.6	3.9
Provision for Income Taxes	1.7	1.4
Income Before Cumulative Effect of Accounting Change	2.9	2.5
Cumulative Effect of Accounting Change	(0.1)	-
Net Income	2.8%	2.5%

Performance for the Twelve Months (53 weeks) Ended June 3, 2000 Compared With the Twelve Months (52 weeks) Ended May 29, 1999

     Consolidated net sales increased $254.6 million (13.1%) for fiscal 2000 compared with the similar period of the prior year. Comparative stores sales increased 2.2% for the period. Twenty-two new Burlington Coat Factory department stores, opened during fiscal 2000, contributed $118.6 million to net sales. Stores opened in fiscal 1999 contributed $64.5 million to net sales from the beginning of fiscal 2000 to the anniversary of their opening date. Stores which were in operation in fiscal 1999, but which were closed prior to fiscal year 2000, contributed $7.0 million to the sales for fiscal 1999. Week 53 of fiscal year 2000 contributed $31.3 million to net sales for Burlington Coat Factory stores.

     The Cohoes stores contributed $39.9 million to consolidated sales for the twelve months ended June 3, 2000 compared with $36.8 million for the twelve months ended May 29, 1999. Cohoes comparative store sales decreased 3.7% for the twelve month period. One new Cohoes store opened during fiscal 2000 contributed $3.7 million to sales. Week 53 of fiscal year 2000 contributed $0.6 million to net sales.

     Sales in fiscal 2000 for the Decelle stores were $33.8 million compared with $33.5 million for the twelve months ended May 29, 1999. Decelle comparative store sales increased 0.7% for the twelve months ended June 3, 2000 compared with the similar twelve month period of fiscal 1999. One Decelle store was closed during fiscal 1999 which contributed $0.4 million to that year's sales. Week 53 of fiscal year 2000 contributed $0.6 million to net sales.

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $27.5 million for fiscal 2000 compared with $24.7 million for the similar period during fiscal 1999. This increase was primarily the result of additional rental income from leased departments of approximately $1.0 million. In addition, other income increased due to an increase in interest income, resulting from higher interest rates, during the comparative twelve month periods ended June 3, 2000 and May 29, 1999 and to the receipt of payment of $0.5 million for certain non-recurring contractual obligations during fiscal 2000.

     Cost of sales increased $163.4 million (13.1%) for the twelve months ended June 3, 2000 compared with the twelve months ended May 29, 1999. The dollar increase in cost of sales was due to the increase in net sales during fiscal 2000 compared with the prior year as well as an increase in cost of sales as a percentage of net sales, which increased from 63.9% to 64.0%. Improvements in initial margins were offset by increases in freight costs and slight increases in markdowns as a percentage of sales in fiscal 2000 over the previous year.

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

     Depreciation and amortization expense amounted to $41.0 million in the twelve months ended June 3, 2000 compared with $35.0 million in the twelve months ended May 29, 1999. This increase of $6.0 million in the fiscal 2000 period compared with the comparative 1999 period is attributable primarily to new stores opened during fiscal 2000 as well as remodeling and refixturing of existing stores.

     Interest expense decreased $0.4 million for the twelve months ended June 3, 2000 compared with the prior year. The decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayments of the subordinated notes and the industrial development bonds.

     The provision for income taxes increased to $37.7 million for the twelve months ended June 3, 2000 from $28.4 million for the twelve months ended May 29, 1999. This increase in the tax provision was due to higher earnings as well as an increase in the effective tax rate. The effective tax rate for fiscal 2000 was 37.6% compared with 37.2% in the prior fiscal year. This rate increase is due primarily to a slight increase in the effective state tax rate and a decrease in federal jobs tax credits available to the Company.

     Income before cumulative effect of accounting change increased $14.7 million to $62.5 million for the fiscal 2000 period from $47.8 million for the comparative 1999 period. Net income per share before cumulative effect of accounting change was $1.37 per share for fiscal 2000 compared with $1.02 per share for the comparative 1999 period.

     During the fiscal year ended June 3, 2000, the Company recorded a cumulative effect loss resulting from the adoption of SEC Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. The Company changed its method of accounting for layaway sales in compliance with SAB No. 101. Under the new accounting method, the Company will defer recognition of a layaway sale and its related profit to the accounting period when the customer picks up layaway merchandise. The cumulative effect of this change for periods prior to fiscal 2000 is shown as a cumulative effect of accounting change in the Consolidated Statements of Operations for fiscal 2000 and amounted to a $1.4 million decrease in income (net of income taxes) or $0.03 per share. The accounting change has only a slight impact on annual sales and earnings. However, due to the seasonality of the Company's business, this change may result in shifts of sales and earnings among the Company's fiscal quarters.

Liquidity and Capital Resources

     During fiscal 2001, the Company opened sixteen Burlington Coat Factory Warehouse department stores. The Company closed two stores and relocated seven others to new locations within their trading areas. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 2001 were approximately $30.0 million. Expenditures for store relocations, store expansions and store refurbishings were approximately $44.6 million during fiscal 2001. During fiscal 2001, the Company acquired the leases of two stores for $5.0 million. In addition, expenditures for store locations to be opened during fiscal 2002, including the purchase of one lease, amounted to $5.6 million. Other capital expenditures, consisting primarily of computer system enhancements and distribution center improvements, amounted to $16.3 million for fiscal 2001. For fiscal 2002, the Company estimates that it will spend approximately $130.0 million for capital expenditures (i.e., building acquisitions, fixtures, equipment and leasehold improvements) in connection with the opening of approximately twenty-five to thirty new stores (including store relocations), remodeling and expansion of existing stores, expansion of the Company's home office and warehouse facilities, and computer enhancement projects.*

     The Company repurchased 269,100 shares of its stock, costing approximately $3.3 million, in the current fiscal period. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of June 2, 2001, the Company had authority to purchase an additional $3.7 million of its stock.

     Working capital increased to $296.7 million at June 2, 2001 from $260.4 million at June 3, 2000. At May 29, 1999, working capital was $332.8 million.

     Total cash provided from operations for the fiscal years ended June 2, 2001, June 3, 2000 and May 29, 1999 was $132.0 million, $112.1 million, and $94.7 million, respectively. Total cash from operations is calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

     Net cash provided by operating activities of $81.6 million for fiscal 2001 decreased by $81.3 million from $162.9 million for fiscal 2000. This decrease in net cash from operations was due primarily to an increase in inventory of $22.4 million in comparison with the increase in inventory in the prior fiscal year of $12.0 million and a decrease in accounts payable in the latest fiscal year of $13.7 million in comparison with an increase in accounts payable of $51.6 million in the prior fiscal year.

     On September 25, 2000, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($0.02) per share. The cash dividend was paid on November 9, 2000, to

*Forward Looking Statement. See Safe Harbor Statement on page 6.

stockholders of record on October 13, 2000. The paid dividend amounted to $0.9 million.

     The Company's long-term borrowings at June 2, 2001 consists of an industrial development refunding bond of $8.1 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds").

     The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $1.7 million and mature in series annually on September 1, through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 4.9% to 5.4% per annum, and the term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 5.8% and 5.5 years, respectively. During fiscal 2001, the Company expended approximately $.5 million for the repayment of the Refunding Bonds.

     During the current fiscal year's first quarter, the Company prepaid the remaining balance of $44.4 million of its long term subordinated notes, which had been issued by the Company to institutional investors in June 1990. The Notes were scheduled to mature on June 27, 2005 and were subject to mandatory payment of $7.4 million on June 27 of each year. The prepayment penalty associated with the early payoff of the debt was approximately $1.0 million.

     The Company has in place a committed line of credit agreement in the amount of $100.0 million and an additional $25.0 million in uncommitted lines of credit. As of June 3, 2000, the Company had $50.0 million in committed lines of credit and an additional $50.0 million in uncommitted lines of credit. The Company had letter of credit commitments outstanding against the committed line of credit of $17.5 million at the end of fiscal 2001 and $16.0 million at the end of fiscal 2000. There were no borrowings under the existing credit lines during fiscal 2000. As a result of the early payoff of the Notes and inventory increases, borrowings under the lines of credit were necessary during the first and second fiscal quarters of 2001. Maximum borrowings amounted to $70.1 million during the first quarter and $67.5 million during the second quarter. The average borrowings under these credit lines during the first quarter period of borrowing were $36.3 million, at an average interest rate of 7.0%. During the second quarter, the average borrowings under the lines of credit were $27.5 million at an average interest rate of 7.0%. During the third and fourth quarters, the Company had no borrowings under these lines of credit.

     The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit.* Furthermore, to the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.*

Inflation

     Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased, and therefore, inflation has not had a significant effect on operations.*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At June 2, 2001, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments at June 2, 2001:

*Forward Looking Statement. See Safe Harbor Statement on page 6.

     Scheduled Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at June 2, 2001 (in thousands):
	Fixed Rate Debt	Average Interest Rate	Long-Term Investments	Average Interest Rate
2002	$ 505	5.1%	-	-
2003	555	5.2%	-	-
2004	605	5.4%	-	-
2005	665	5.6%	-	-
Thereafter	5,735	6.1%	$6,200	6.1%

Total	$8,065		$6,200

Fair Value at June 2, 2001	$8,167		$6,229

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements and following pages.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

Item 11. Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after June 2, 2001.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report.
		Page
1.	Financial Statements

	Index to Consolidated Financial Statements	31

	Independent Auditors' Report	32

	Consolidated Balance Sheets June 2, 2001 and June 3, 2000	33

	Consolidated Statements of Operations for the Twelve Months Ended June 2, 2001, June 3, 2000 and May 29, 1999	34

	Consolidated Statements of Stockholders' Equity for the Twelve Months Ended May 29, 1999, June 3, 2000 and June 2, 2001	35

	Consolidated Statements of Cash Flows for the Twelve Months Ended June 2, 2001, June 3, 2000 and May 29, 1999	36

	Notes to Consolidated Financial Statements	37

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	57

	Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	Filed Herewith

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	Revolving Credit and Term Loan Agreement dated as of February 1, 2001 between the Company and National City Bank	Filed Herewith

10.5	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	Filed Herewith

10.6	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	Filed Herewith

10.7	Assignment of Leases dated as of August 1, 1995 from Burlington Coat Factory Warehouse of New Jersey, Inc. to First Fidelity Bank, National Association	Filed Herewith

10.8	Mortgage and Security Agreement dated as of August 1, 1995 between Burlington Coat Factory Warehouse of New Jersey, Inc. and First Fidelity Bank, National Association	Filed Herewith

10.9	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	Filed Herewith

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 30, 1998. File No. 1-8739.
*	Executive Compensation Plan

10.10	Guaranty and Suretyship dated as of August 1, 1995 from the Company to First Fidelity Bank, National Association	Filed Herewith

10.11	Letter of Credit Reimbursement Agreement dated as of August 1, 1995 between Burlington Coat Factory Warehouse of New Jersey, Inc. and First Fidelity Bank, National Association	Filed Herewith

10.12	Environmental Indemnity Agreement dated as of August 1, 1995 between Burlington Coat Factory Warehouse of New Jersey, Inc. and First Fidelity Bank, National Association	Filed Herewith

10.13	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	2/

21	Subsidiaries of Registrant	Filed Herewith

23

Consent of Deloitte & Touche LLP, independent
  certified public accountants, to the use of
  their report on the financial statements of
  the Company for the year ended June 2, 2001
  in the Registration Statements of the Company
  on Form S-8, Registration No. 2-96332,
  No. 33-21569, No. 33-51965, No. 333-41077,
  No. 333-65995, and No. 333-78941

Filed Herewith

____________________
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
*	Executive Compensation Plan

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
Description	Location
1) 1993 Stock Incentive Plan	Exhibit 10.2
2) 1998 Stock Incentive Plan	Exhibit 10.3
3) Deferred Compensation Plan	Exhibit 10.13

(b)	Reports on Form 8-K

     During the quarter ended June 2, 2001 the Company did not file any report on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(Registrant)
By:	/s/ Monroe G. Milstein Monroe G. Milstein, President
Dated:	August 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ Monroe G. Milstein Monroe G. Milstein	Chief Executive Officer and President (Principal Executive Officer); Director	August 30, 2001

/s/ Robert L. LaPenta Robert L. LaPenta, Jr.	Controller (Principal Financial and Accounting Officer)	August 30, 2001

/s/ Roman Ferber Roman Ferber	Director	August 30, 2001

/s/ Harvey Morgan Harvey Morgan	Director	August 30, 2001

/s/ Andrew R. Milstein Andrew R. Milstein	Director	August 30, 2001

/s/ Stephen E. Milstein Stephen E. Milstein	Director	August 30, 2001

/s/ Mark A. Nesci Mark A. Nesci	Director	August 30, 2001

/s/ Irving Drillings Irving Drillings	Director	August 30, 2001

[THIS PAGE INTENTIONALLY LEFT BLANK]

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page
Independent Auditors' Report	32

Consolidated Balance Sheets June 2, 2001 and June 3, 2000	33

Consolidated Statements of Operations for the Twelve Months Ended June 2, 2001, June 3, 2000 and May 29, 1999	34

Consolidated Statements of Stockholders' Equity for the Twelve Months Ended May 29, 1999, June 3, 2000 and June 2, 2001	35

Consolidated Statements of Cash Flows for the Twelve Months Ended June 2, 2001, June 3, 2000 and May 29, 1999	36

Notes to Consolidated Financial Statements	37

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	57

Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

     We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and subsidiaries as of June 2, 2001 and June 3, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 2, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries as of June 2, 2001 and June 3, 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 2, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note A to the consolidated financial statements, during the year ended June 3, 2000, the Company changed its method of accounting for layaway sales.

DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
August 2, 2001

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands except share data)
	June 2, 2001	June 3, 2000
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 77,407	$ 127,818
Accounts Receivable (Net of Allowance for Doubtful Accounts of $1,570 in 2001 and $604 in 2000)	20,334	20,119
Merchandise Inventories	535,429	513,018
Deferred Tax Asset	10,021	9,913
Prepaid and Other Current Assets	34,861	23,766

Total Current Assets	678,052	694,634

Property and Equipment (Net of Accumulated Depreciation)	364,025	318,316
Long Term Investments	6,200	23,659
Intangible and Other Assets (Net of Accumulated Amortization of $9,661 in 2001, and $6,911 in 2000)	12,498	10,538

Total Assets	$1,060,775	$1,047,147

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 260,678	$ 274,337
Income Taxes Payable	8,355	16,472
Other Current Liabilities	111,860	98,561
Current Maturities of Long Term Debt	505	44,865

Total Current Liabilities	381,398	434,235

Long Term Debt	7,560	8,105
Other Liabilities	14,648	15,064
Deferred Tax Liability	1,798	3,302

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Par Value $1; Authorized 5,000,000 shares, none issued and outstanding	-	-
Common Stock, Par Value $1; Authorized 100,000,000 shares;49,715,138 shares issued at June 2, 2001; 49,702,538 shares issued at June 3, 2000	49,715	49,703
Capital in Excess of Par Value	20,538	19,937
Retained Earnings	646,113	575,994
Accumulated Other Comprehensive Income (Loss)	(3)	(359)
Treasury Stock at Cost; 2001-5,309,136 shares; 2000- 5,135,239 shares	(60,992)	(58,834)

Total Stockholders' Equity	655,371	586,441

Total Liabilities and Stockholders' Equity	$1,060,775	$1,047,147

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands except share data)
	Twelve Months Ended June 2, 2001	Twelve Months Ended June 3, 2000	Twelve Months Ended May 29, 1999
REVENUES:
Net Sales	$2,400,289	$2,198,696	$1,944,106
Other Income	28,584	27,487	24,678

	2,428,873	2,226,183	1,968,784
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,517,965	1,406,625	1,243,198
Selling and Administrative Expenses	745,570	673,027	608,629
Depreciation and Amortization	49,335	41,028	35,046
Interest Expense	1,576	5,377	5,771

	2,314,446	2,126,057	1,892,644

Income Before Provision for Income Tax	114,427	100,126	76,140

Provision for Income Tax	42,579	37,650	28,357

Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	71,848	62,476	47,783

Extraordinary Loss from Early Extinguishment Of Debt, Net of Tax	(823)	-	-

Cumulative Effect of Accounting Change, Net of Tax	-	(1,356)	-

Net Income	$ 71,025	$ 61,120	$ 47,783

Basic and Dilute Net Income Per Share: Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	$ 1.62	$ 1.37	$ 1.02
Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	(.02)	-	-

Cumulative Effect of Accounting Change, Net of Tax	-	(.03)	-

Net Income	$ 1.60	$ 1.34	$ 1.02

Weighted Average Shares Outstanding	44,336,331	45,707,520	46,876,564

Dividends Per Share	$ .02	$ .02	$ .02

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
TWELVE MONTHS ENDED MAY 29, 1999, JUNE 3, 2000 AND JUNE 2, 2001
(All amounts in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income(Loss)	Treasury Stock	Total
Balance at May 30, 1998	$49,594	$18,710	$468,958	($29)	-	($21,164)	$516,069
Comprehensive Income:
Net Income			47,783				47,783
Net Unrealized Loss on Noncurrent Marketable Securities, Net of Tax					($29)		(29)
Total Comprehensive Income							47,754
Stock Options Exercised	18	198					216
Tax Benefit From Exercise
Of Stock Options		249					249
Unearned Compensation				27			27
Treasury Stock Transactions						(15,232)	(15,232)
Dividends			(927)				(927)

Balance at May 30, 1999	49,612	19,157	515,814	(2)	(29)	(36,396)	548,156
Comprehensive Income:
Net Income			61,120				61,120
Net Unrealized Loss on Noncurrent Marketable Securities, Net of Tax					(330)		(330)
Total Comprehensive Income							60,790
Stock Options Exercised	91	310					401
Tax Benefit From Exercise
Of Stock Options		470					470
Unearned Compensation				2			2
Treasury Stock Transactions						(22,438)	(22,438)
Dividends			(940)				(940)

Balance at June 3, 2000	49,703	19,937	575,994	-	(359)	(58,834)	586,441
Comprehensive Income:
Net Income			71,025				71,025
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax					356		356
Total Comprehensive Income							71,381
Stock Options Exercised	12	94					106
Treasury Stock Transactions		507				(2,158)	(1,651)
Dividends			(906)				(906)

Balance at June 2, 2001	$49,715	$20,538	$646,113	-	($3)	($60,992)	$655,371

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
	Twelve Months Ended June 2, 2001	Twelve Months Ended June 3, 2000	Twelve Months Ended May 29, 1999
OPERATING ACTIVITIES
Net Income	$ 71,025	$ 61,120	$47,783

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	49,335	41,028	35,046
Provision for Losses on Accounts Receivable	8,175	8,482	7,978
Provision for Deferred Income Taxes	(1,612)	(1,189)	3,114
Loss on Disposition of Fixed Assets	496	314	836
Non-Cash Rent Expense and Other	5,643	3,414	1,061

Changes in Assets and Liabilities:
Accounts Receivable	(8,397)	(9,970)	(7,443)
Merchandise Inventories	(22,411)	(11,978)	(26,223)
Prepaids and Other Current Assets	(11,095)	(4,546)	4,746
Accounts Payable	(13,659)	51,571	24,169
Accrued and Other Current Liabilities	5,182	25,708	(16,873)
Deferred Rent Incentives	(1,085)	(1,085)	(1,085)

Net Cash Provided by Operating Activities	81,597	162,869	73,109

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(95,772)	(107,578)	(69,244)
Proceeds from Sale of Fixed Assets	258	1,186	3,682
Proceeds from Sale of Held-to-Maturity Investments	13,700	-	-
Proceeds from Sale of Available-for Sale Investments	25,000	-	-
Lease Acquisition Costs	(5,680)	(1,523)	(8,825)
Issuance of Notes Receivable	-	(3,601)	-
Receipts Against Long-Term Notes Receivable	73	119	3,197
Acquisition of Held-to-Maturity Investments	(14,200)	-	(4,200)
Acquisition of Available-for-Sale Investments	(6,500)	-	(20,080)
Other	35	(182)	58

Net Cash Used in Investing Activities	(83,086)	(111,579)	(95,412)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(44,905)	(7,919)	(8,793)
Issuance of Common Stock Upon Exercise of Stock Options	106	873	243
Treasury Stock Transactions	(3,217)	(22,438)	(15,232)
Payment of Dividends	(906)	(940)	(927)

Net Cash Used in Financing Activities	(48,922)	(30,424)	(24,709)

Increase(Decrease) in Cash and Cash Equivalents	(50,411)	20,866	(47,012)
Cash and Cash Equivalents at Beginning of Period	127,818	106,952	153,964
Cash and Cash Equivalents at End of Period	$77,407	$127,818	$106,952

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$ 3,612	$ 5,616	$ 6,431

Income Taxes Paid	$52,308	$ 19,921	$ 36,588

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

1.  Business

     Burlington Coat Factory Warehouse Corporation operates department stores, in 42 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse"(two hundred seventy-six stores), "Cohoes Fashions"(five stores), "Decelle" (seven stores), "Luxury Linens" (five stores), "Totally 4 Kids" (one store), and "Baby Depot" (one store). Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories.

2.  Principles of Consolidation

     The consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company"). All intercompany transactions and balances have been eliminated in consolidation.

3.  Use of Estimates

     The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts included in the consolidated financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, including the use of third party specialists where appropriate, actual results could differ from these estimates.

4.  Cash and Cash Equivalents

     Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at time of purchase. Cash equivalent investments amounted to $70.5 million at June 2, 2001 and $120.8 million at June 3, 2000.

5.  Inventories

     Merchandise inventories are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

6.  Property and Equipment

     Property and equipment are stated at cost and depreciation is computed on the straight line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are depreciated over a ten year period or lease term, whichever is less. Repairs and maintenance expenditures are charged to expense as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized.

7.  Long Term Investments

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

8.  Intangible and Other Assets

     Intangible and Other Assets primarily consists of leasehold purchases, which are amortized over the minimum life of the related lease term.

9.  Other Current Liabilities

     Other current liabilities primarily consists of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

10.  Store Opening Expenses

     Expenses related to new store openings are charged to operations in the period incurred.

11.  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.

12.  Basic and Diluted Net Income Per Share

     SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation.

     Basic and diluted net income per share before extraordinary loss and cumulative effect of accounting change is based on the weighted average number of shares outstanding during each period. The amounts used in calculation of basic and dilutive net income per share before extraordinary loss and cumulative effect of accounting change are as follows:

	Twelve Months Ended June 2, 2001	Twelve Months Ended June 3, 2000	Twelve Months Ended May 29, 1999
	(all amounts in thousands except per share data)
Income Before Extraordinary Loss And Cumulative Effect of Accounting Change	$71,848	$62,476	$47,783
Weighted Average Shares Outstanding	44,336	45,708	46,877
Effect of Dilutive Stock Options	50	42	87
Weighted Average Shares Out- standing, Assuming Dilution	44,386	45,750	46,964
Basic and Diluted Net Income Per Share Before Extraordinary Loss and Cumulative Effect of Accounting Change	$ 1.62	$ 1.37	$ 1.02

     Options to purchase 32,020 shares of common stock were outstanding during fiscal 2001, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares and therefore would be antidilutive.

13.  Other Income

     Other income is primarily rental income received from leased departments, interest income and miscellaneous items.

14.  Advertising Costs

     The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expense as incurred. Net advertising expenses for the twelve months ended June 2, 2001, June 3, 2000 and May 29, 1999 were $59.7 million, $50.6 million, and $51.3 million, respectively.

15.  Impairment of Long Lived Assets

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

16.  Stock-Based Compensation

     SFAS No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note L).

17.  Comprehensive Income

     The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income.

18.  Revenue Recognition

     The Company records revenue at the time of sale and delivery of merchandise.

19.  Recent Accounting Pronouncements

     a.  Effective for the year ended June 3, 2000, the Company changed its method of accounting for layaway sales in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales for fiscal 2001 and fiscal 2000 have been recognized upon delivery of merchandise to the customer. Layaway sales in fiscal years prior to 2000 were recognized when the initial layaway deposit was received. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within Other Current Liabilities. The accounting change had only a slight impact on annual sales and earnings. However, due to the seasonal influences of the business, the accounting change resulted in a shift of sales and earnings among the Company's quarterly periods. The cumulative effect of the change for periods prior to fiscal 2000 was a net decrease in income of $1.4 million or $.03 per share (See Note M). In addition, upon adoption of SAB No. 101, the Company changed its classification of lease department revenues and related expenses. Prior to fiscal 2000, the Company included these leased department revenues in Net Sales and their related costs in Cost of Sales. The Company records the net of leased department revenues and related costs to Other Income.

     b.  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has assessed the impact of SFAS No. 133 and determined that the adoption did not have a material effect on the Company's earnings or financial condition.

     c.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The Company adopted SOP 98-1 for fiscal year ended June 3, 2000. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company capitalized $2.8 million and $1.9 million relating to these costs during fiscal 2001 and fiscal 2000, respectively.

     d.  In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. This Issue addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company does not expect this Issue to have a material impact on its financial statements.

     e.  In May 2000, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor. EITF No. 00-25 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company does not expect this Issue to have a material impact on its financial statements.

     f.  In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 141 and SFAS No. 142 and has not yet determined the effect that adoption of these standards will have on its financial statements.

20.  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current year.

B.  Property and Equipment

     Property and equipment consists of:
	June 2, 2001	June 3, 2000
	(in thousands)
Land	$ 27,916	$ 25,990
Buildings	103,465	100,628
Store Fixtures and Equipment	332,032	289,250
Leasehold Improvements	181,161	138,844
Construction in Progress	3,438	1,302
	648,012	556,014
Less Accumulated Depreciation	(283,987)	(237,698)

	$364,025	$ 318,316

C.  Investments

     Long term investments consist of the following (in thousands):

Held-to-Maturity Investments:	Cost	Unrealized Gains(Losses)	Estimated Fair Value
	June 2, 2001
Federal Home Loan Mortgage Corporation Note	$ 4,200	$ 16	$ 4,216
Federal National Mortgage Association Note	2,000	13	2,013
	$ 6,200	$ 29	$ 6,229
	June 3, 2000
Federal Home Loan Mortgage Corporation Note	$ 1,500	($39)	$ 1,461
Federal National Mortgage Association Note	4,200	(83)	4,117
	$ 5,700	($129)	$ 5,578

Available-for-Sale Investments:
	June 3, 2000
Federal Home Loan Mortgage Corporation Note	$18,500	($541)	$17,959

     Held-to-maturity investments are pledged as collateral under certain insurance contracts which previously had been collateralized through the use of letter of credit agreements. During fiscal 2000, purchases of held-to-maturity investments amounted to $14.2 million. $13.7 million of held-to-maturity investments were called by the issuing authorities during the current fiscal year. No gain or loss was recorded as the sales price approximated cost. The Federal National Mortgage Association Note matures on

February 14, 2006. The Federal Home Loan Mortgage Corporation Note matures on September 14, 2006.

     During fiscal 2001, there was no gain or loss associated with the sale of available-for-sale investments as the sales price approximated original cost.

D.  Accounts Payable

     Accounts payable consists of:

	June 2, 2001	June 3, 2000
	(in thousands)
Accounts Payable-Trade	$231,163	$243,933
Accounts Payable-Due Banks	14,999	10,291
Other	14,516	20,113

	$260,678	$274,337

E.  Store Exit Costs

     During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. As a result, the Company established a reserve of $2.4 million during the fourth quarter of fiscal 2001 for lease commitments and other expenses expected to be incurred subsequent to the closing of these stores. The reserve is included in other current liabilities on the Company's Consolidated Balance Sheets and in selling and administrative expenses on the Company's Consolidated Statements of Operations. Fixed assets from these stores, will either be used in the new location or will be depreciated over the period the store remains in operation. It is not anticipated that additional payroll related costs will be incurred with these relocations. It is expected that employees currently staffing the operating stores will also be used to staff the new locations.

F.  Lines of Credit

     Total lines of credit from all banks as of June 2, 2001 amounted to $100 million in committed credit and $25 million in uncommitted credit. At June 3, 2000, the Company had a $50 million committed line of credit and a $50 million uncommitted line of credit.

     The Company's committed line of credit is a three year commitment which renews for an additional year every year. It is currently available through December 2004. The uncommitted lines of credit are cancelable by the bank at any time. Letters of credit outstanding against the committed lines were $17.5 million and $16.0 million at June 2, 2001 and June 3, 2000, respectively.

     Maximum borrowings amounted to $70.1 million during the first quarter and $67.5 million during the second quarter of fiscal 2001. The average borrowings under these credit lines during the first quarter period of borrowing were $36.3 million, at an average interest rate of 7.0%. During the second quarter, the average borrowings under the lines of credit were $27.5 million at an average interest rate of 7.0%. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the prepayment of the Company's subordinated notes and the purchase of inventory during the period. During the third and fourth quarters, the Company had no borrowings under these lines of credit. There was no borrowing under the Company's lines of credit during fiscal 2000.

     Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (7.0% at June 2, 2001).

G.  Long-Term Debt

     Long-term debt consists of:

	June 2, 2001	June 3, 2000
	(in thousands)
Subordinated Notes, 10.6% due in annual principal payments of $7.4 million from June 2000 to June 2005 with interest due semiannually	$ -	$44,400
Industrial Revenue Bonds, 5.8% due in semi-annual payments of various amounts from September 1, 2001 to September 1, 2010	8,065	8,525
Promissory note, due at various dates through 2000 (interest rate imputed at 10.6%)	-	45
Subtotal	8,065	52,970
Less Current Portion	(505)	(44,865)
Long-Term Debt	$7,560	$ 8,105

     The Industrial Revenue Bonds were issued in connection with the construction of the Company's distribution center. The Bonds are secured by a first mortgage on the Company's distribution center. Indebtedness totaling $8.1 million is secured by land and buildings with a net book value of $19.6 million at June 2, 2001.

     Long-term debt scheduled maturities in each of the next five fiscal years is as follows: 2002-$.5 million; 2003-$.6 million; 2004-$.6 million; 2005-$.7 million; and 2006-$.8 million. $44.4 million relating to the Subordinated Notes was repaid during fiscal June 2, 2001.

     As of June 2, 2001, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At June 2, 2001, $28.4 million of the Company's retained earnings of $646.1 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

H.  Lease Commitments

     The Company leases 274 stores and office spaces under operating leases that will expire principally during the next twenty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

     The following is a schedule of future minimum lease payments under the operating leases (in thousands):
Fiscal Year
2002	$ 98,518
2003	96,139
2004	89,512
2005	78,411
Thereafter	363,940

Total minimum lease payments	$726,520

     The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $14.3 million under non-cancelable subleases and other contingent rental agreements.

     Total rental expenses under operating leases for the periods ended June 2, 2001, June 3, 2000, and May 29, 1999 were $99.1 million, $88.3 million and $77.2 million, respectively, including contingent rentals of $3.0 million, $2.7 million and $2.5 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $12.3 million, $11.6 million and $10.1 million, which has been included in other income for the periods ended June 2, 2001, June 3, 2000 and May 29, 1999, respectively.

     The Company has irrevocable letters of credit in the amount of $7.1 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.

I.  Employee Retirement Plans

     The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code. Membership in the salary deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the twelve months ended June 2, 2001, June 3, 2000 and May 29, 1999 were $9.0 million, $6.3 million and $5.0 million, respectively.

J.  Income Taxes

     The provision for income taxes is summarized as follows:
Period Ended	2001	2000	1999
	(in thousands)
Current:
Federal	$39,567	$34,285	$22,625
State and other	4,811	4,367	2,617

Subtotal	44,378	38,652	25,242
Deferred	(1,799)	(1,002)	3,115

Total	$42,579	$37,650	$28,357

     A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

Period Ended	2001	2000	1999

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	2.7	2.7	2.7
Other	(.5)	(.1)	(.5)

Effective tax rate	37.2%	37.6%	37.2%

     Deferred income taxes for 2001, 2000 and 1999 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

     Temporary differences which give rise to deferred tax assets and liabilities at June 2, 2001 and June 3, 2000 are as follows:
Period Ended	2001		2000
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts	$ 2,056		$ 237
Compensated absences	1,086		979
Inventory costs and reserves capitalized for tax purposes	4,230		5,010
Insurance reserves	3,387		3,660
Prepaid items deductible for tax purposes		$ 3,282		$ 1,836
Other	2,544		1,863
	$13,303	$ 3,282	$11,749	$ 1,836
Non-Current:
Depreciation		$11,242		$12,260
Accounting for rent expense	$ 3,443		$ 3,802
Pre-opening costs	5,983		4,968
Accounting for non-current marketable securities and other			188

	$ 9,426	$11,224	$ 8,958	$12,260

     No valuation account is deemed necessary.

K.     Supplementary Income Statement Information
Period Ended	2001	2000	1999
	(in thousands)
Repairs and Maintenance	$29,128	$24,533	$22,513

     All other required items are omitted since they are less than 1% of total revenues.

L.     Incentive Plans

     In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan"), which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988, the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares under this Plan. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 540,000 shares of common stock have been reserved for issuance under the 1993 Plan. This plan expired in August, 1998. In October, 1998, the stockholders of the Company approved a stock incentive plan (the "1998 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 350,000 shares of common stock have been reserved for issuance under the 1998 Plan. A summary of stock options transactions in fiscal periods 1999, 2000 and 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding May 30, 1998	317,674	$10.40
Options issued	2,900	$22.13
Options (cancelled) reversed	541	$ 4.56
Options exercised	(18,372)	$ 6.41

Options outstanding May 29, 1999	302,743	$10.74
Options issued	191,200	$14.29
Options (cancelled)	(10,753)	$ 4.56
Options exercised	(90,750)	$ 4.56

Options outstanding June 3, 2000	392,440	$14.02
Options issued	-	-
Options (cancelled)	(7,200)	$ 9.23
Options exercised	(12,600)	$11.88

Options outstanding and exercisable June 2, 2001	372,640	$14.18

     The following table summarizes information about the stock options outstanding under the Company's option plans as of June 2, 2001:
Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 6/2/01	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 6/2/01	Weighted Average Exercise Price
$ 8.85 - $ 9.58	82,320	4.5 yrs	$ 9.37	82,320	$ 9.37
$12.00	94,200	8.8 yrs	$12.00	94,200	$12.00
$16.28 - $16.84	164,100	7.6 yrs	$16.59	164,100	$16.59
$20.57 - $22.13	32,020	3.1 yrs	$20.66	32,020	$20.66
	372,640			372,640

     The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, effective with the 1997 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in fiscal 1999 and 2000, consistent with the methodology in SFAS No. 123, the pro forma effects on the Company's net income per share would have been as follows (in thousands except per share amounts):
	2001	2000	1999
Net Income: As reported	$71,025	$61,120	$47,783
Pro forma	$70,774	$60,799	$47,374

Net Income per Share:
As reported	$1.60	$1.34	$1.02
Pro forma	$1.60	$1.33	$1.01

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2000 and 1999.
	2000	1999

Risk-free interest rate	5.85%	5.40%
Expected volatility	48.4%	48.4%
Expected life	6 years	8 years
Contractual life	10 years	10 years
Expected Dividend Yield	0.1%	-
Fair value of options granted	$7.41	$10.46

     During the fiscal year ended June 29, 1996, a restricted stock award of 10,000 shares of the Company's common stock was made to an officer of the Company. The fair market value on the date of the award was $108,800. The shares vested to the officer over a four year period based on certain employment criteria. The unearned compensation related to this award was amortized over the vesting period.

M.  Interim Financial Information (Unaudited)

          (All amounts in thousands except per share data)

Fiscal Year Ended June 2, 2001

	13 Weeks Ended
	September 2, 2000	December 2, 2000	March 3, 2001	June 2, 2001
Net sales	$415,671	$735,262	$722,713	$526,643

Gross margin	$143,317	$285,259	$251,698	$202,050
Income (loss) before extraordinary loss from early extinguishment of debt	($13,536)	$ 47,510	$ 36,115	$ 1,759
Extraordinary loss from early extinguishment of debt, net of tax	(815)	-	-	(8)
Net income (loss)	($14,351)	$ 47,510	$ 36,115	$ 1,751
Net income (loss) per common share -- basic and diluted:
Income (loss) before extraordinary loss from early extinguishment of debt	($0.30)	$ 1.07	$ 0.82	$ 0.04
Extraordinary loss from early extinguishment of debt, net of tax	(0.02)	-	-	-

Net income (loss)	($0.32)	$ 1.07	$ 0.82	$ 0.04

Fiscal Year Ended June 3, 2000
	13 Weeks Ended			14 Weeks Ended
	August 28 1999	November 27, 1999	February 26, 2000	June 3, 2000

Net sales	$374,789	$610,942	$686,727	$526,205

Gross margin	$131,372	$233,193	$230,520	$196,953

Income (loss) before cumulative effect of accounting change	($8,678)	$ 29,427	$ 34,756	$ 6,971

Cumulative effect of change in accounting change, net of tax	(1,356)	-	-	-

Net income (loss)	($10,034)	$ 29,427	$ 34,756	$ 6,971

Net income (loss) per common share -- basic and diluted:
Income (loss) before cumulative effect of accounting change	($0.19)	$ 0.64	$ 0.76	$ 0.16
Cumulative effect of accounting change, net of tax	(0.03)	-	-	-

Net income (loss)	($0.22)	$ 0.64	$ 0.76	$ 0.16

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

	June 2, 2001		June 3, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-Term Investments	$6,200	$6,229	$23,659	$23,537
Long-Term Debt (including current maturities)	$8,065	$8,167	$52,970	$55,946

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

O.  Segment Information

     The Company reports segment information in accordance with SFAS No.131, Disclosure about Segments of an Enterprise and Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows:
Period Ended	June 2, 2001 (52 weeks)	June 3, 2000 (53 weeks)	May 29, 1999 (52 weeks)
	(in thousands)
Apparel	$1,859,873	$1,707,670	$1,519,768
Home Products	540,416	491,026	424,338
	$2,400,289	$2,198,696	$1,944,106

     Apparel includes all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. Home products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

P.  Related Party Transactions

     As of June 2, 2001 and June 3, 2000, the Company had outstanding loans to employees and officers of the Company amounting to $0.3 million. The stated interest rates on these loans range from 4.87% to 12.00%. A majority of the loan balances is secured by mortgages on personal residences.

Q.  Legal Matters

     From time to time in the ordinary course of business, the Company is party to litigation. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements; however, there can be no assurances to this effect.

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of two cents ($.02) per share in fiscal 2001, fiscal 2000 and fiscal 1999. The cash dividend for fiscal 2001 was declared on September 25, 2000, and was paid on November 9, 2000, to stockholders of record on October 13, 2000. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors is to retain the majority of earnings to finance the growth and development of the Company's business. At June 2, 2001, $28.4 million of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.

Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from May 30, 1999 to June 2, 2001 and for the two months ended July 31, 2001:

Period	Low Price	High Price

May 30, 1999 to August 28, 1999	16.2500	19.5000

August 29, 1999 to November 27, 1999	12.1875	20.5000

November 28, 1999 to February 26, 2000	10.0625	13.8750

February 27, 2000 to June 3, 2000	10.6875	17.1875

June 4, 2000 to September 2, 2000	10.8125	13.3750

September 3, 2000 to December 2, 2000	12.8750	16.0000

December 3, 2000 to March 3, 2001	14.5625	20.6000

March 4, 2001 to June 2, 2001	16.7500	21.7300

June 3, 2001 to July 31, 2001	15.3000	20.5000

     As of July 31, 2001, there were 282 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
Schedule II - Valuation and Qualifying Accounts
(All amounts in thousands)
	COL.A	COL.B	COL.C	COL.D	COL.E

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS	BALANCE ACCOUNTS WRITTEN OFF	AT END OF PERIOD

DESCRIPTION
Period Ended 6/2/01
ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$604	$8,175	$0	$7,209	$1,570
Period Ended 6/3/00
ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$723	$8,482	$0	$8,601	$ 604

[THIS PAGE INTENTIONALLY LEFT BLANK]

File No. 1-8739

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

EXHIBITS FILED WITH

FORM 10-K

FOR FISCAL YEAR ENDED

June 2, 2001

under

The Securities Exchange Act of 1934

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

(Exact Name of Registrant as specified in its Charter)

INDEX TO EXHIBITS

Exhibits
3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	Filed Herewith

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	Revolving Credit and Term Loan Agreement dated as of February 1, 2001 between the Company and National City Bank	Filed Herewith

10.5	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	Filed Herewith

10.6	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	Filed Herewith

10.7	Assignment of Leases dated as of August 1, 1995 from Burlington Coat Factory Warehouse of New Jersey, Inc. to First Fidelity Bank, National Association	Filed Herewith

10.8	Mortgage and Security Agreement dated as of August 1, 1995 between Burlington Coat Factory Warehouse of New Jersey, Inc. and First Fidelity Bank, National Association	Filed Herewith

10.9	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	Filed Herewith

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 30, 1998. File No. 1-8739.
*	Executive Compensation Plan

10.10	Guaranty and Suretyship dated as of August 1, 1995 from the Company to First Fidelity Bank, National Association	Filed Herewith

10.11	Letter of Credit Reimbursement Agreement dated as of August 1, 1995 between Burlington Coat Factory Warehouse of New Jersey, Inc. and First Fidelity Bank, National Association	Filed Herewith

10.12	Environmental Indemnity Agreement dated as of August 1, 1995 between Burlington Coat Factory Warehouse of New Jersey, Inc. and First Fidelity Bank, National Association	Filed Herewith

10.13	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	2/

21	Subsidiaries of Registrant	Filed Herewith

23

Consent of Deloitte & Touche LLP, independent
  certified public accountants, to the use of
  their report on the financial statements of
  the Company for the year ended June 2, 2001
  in the Registration Statements of the Company
  on Form S-8, Registration No. 2-96332,
  No. 33-21569, No. 33-51965, No. 333-41077,
  No. 333-65995, and No. 333-78941

Filed Herewith

____________________
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
*	Executive Compensation Plan