Form 10-Q
period 2001-09-01
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2001-10-16
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2001

or

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

Class	Outstanding at October 5, 2001
--------------------------	---------------------------------
Common stock, par value $1	44,395,861

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(All amounts in thousands)
	September 1,	June 2,
	2001	2001
	(Unaudited)	(Note A)

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 15,615	$ 77,407
Accounts Receivable	20,382	20,334
Merchandise Inventories	652,758	535,429
Deferred Tax Asset	9,741	10,021
Prepaid and Other Current Assets	31,864	34,861
Prepaid Income Tax	10,708	-
Total Current Assets	741,068	678,052

Property and Equipment (Net of Accumulated Depreciation and Amortization)	402,732	364,025
Long Term Investments	6,200	6,200
Intangible and Other Assets (Net of Accumulated Amortization)	12,884	12,498

Total Assets	$1,162,884	$1,060,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 332,743	$ 260,678
Notes Payable	50,200	-
Income Taxes Payable	-	8,355
Other Current Liabilities	122,243	111,860
Current Maturities of Long Term Debt	555	505

Total Current Liabilities	505,741	381,398

Long Term Debt	7,005	7,560
Other Liabilities	14,619	14,648
Deferred Tax Liability	1,559	1,798

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,720	49,715
Capital in Excess of Par Value	20,587	20,538
Retained Earnings	624,648	646,113
Accumulated Other Comprehensive Income (Loss)	(3)	(3)
Treasury Stock at Cost	(60,992)	(60,992)

Total Stockholders' Equity	633,960	655,371

Total Liabilities and Stockholders' Equity	$1,162,884	$1,060,775

See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at June 2, 2001 has been derived from the audited financial statements at that date.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands except share data)
	Three Months Ended
	September 1,	September 2,
	2001	2000
REVENUES:

Net Sales	$ 451,551	$ 415,671
Other Income	4,725	5,535

	456,276	421,206
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	294,860	272,354
Selling and Administrative Expenses	180,359	158,521
Depreciation and Amortization	13,720	11,199
Interest Expense	313	850

	489,252	442,924

Loss Before Income Tax Benefit	(32,976)	(21,718)
Income Tax Benefit	(12,399)	(8,182)

Net Loss Before Extraordinary Loss	(20,577)	(13,536)

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(815)

Net Loss	($20,577)	($14,351)

Basic and Diluted Earnings Per Share:

Basic and Diluted Net Loss Per Share Before Extraordinary Loss	($.46)	($.30)

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(.02)

Net Loss	($.46)	($.32)

Weighted Average Shares Outstanding	44,406,057	44,345,924

Dividends Per Share	$ .02	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Three Months Ended
	September 1,	September 2,
	2001	2000

OPERATING ACTIVITIES
Net Loss	($20,577)	($14,351)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Extraordinary Loss From Early Extinguishment of Debt, Net of Tax	-	815
Depreciation and Amortization	13,720	11,199
Provision for Losses on Accounts Receivable	1,438	1,525
Provision for Deferred Income Taxes	41	(288)
Loss on Disposition of Fixed Assets and Leaseholds	360	-
Non-Cash Rent Expense and Other	774	496
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,486)	1,174
Merchandise Inventories	(117,329)	(111,270)
Prepaids and Other Current Assets	(7,711)	817
Accounts Payable	72,065	29,441
Accrued and Other Current Liabilities	1,140	(12,613)

Net Cash Used by Operating Activities	(57,565)	(93,055)

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(52,781)	(17,441)
Acquisition of Leaseholds	(1,210)	(5,025)
Receipts Against Long Term Notes Receivable	13	55
Other	2	30

Net Cash Used in Investing Activities	(53,976)	(22,381)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(505)	(44,887)
Net Borrowings on Line of Credit	50,200	45,600
Prepayment Penalty Associated with Payoff of Subordinated Notes	-	(1,047)
Issuance of Common Stock Upon Exercise of Stock Options	54	-
Purchase of Treasury Stock	-	(2,754)

Net Cash Provided (Used) in Financing Activities	49,749	(3,088)

Decrease in Cash and Cash Equivalents	(61,792)	(118,524)
Cash and Cash Equivalents at Beginning of Period	77,407	127,818

Cash and Cash Equivalents at End of Period	$ 15,615	$ 9,294

Interest Paid:	$ 432	$ 3,012
Income Taxes Paid:	$ 6,623	$ 15,757

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 1, 2001 AND SEPTEMBER 2, 2000

1.   The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. Because the Company's business is seasonal in nature, the operating results for the three months ended September 1, 2001 and the corresponding period ended September 2, 2000 are not necessarily indicative of results for the fiscal year.

2.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 31, 2001.

3.   Merchandise inventories as of September 1, 2001 and June 2, 2001 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

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

6.   As of September 1, 2001, the Company had a deferred tax liability of $1.6 million and a current deferred tax asset of $9.7 million. As of June 2, 2001, the Company had a deferred tax liability of $1.8 million and a current deferred tax asset of

$10.0 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7.   Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

8.   During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for lease commitments and other expenses to be incurred subsequent to the closing of these stores. As of September 1, 2001, the closing of these stores had not occurred. The Company believes that the established reserve of $2.4 million is adequate to cover the expected lease and other costs related to these closings.

9.   Long-term debt consists of:

	September 1, 2001	June 2, 2001
	(unaudited)
	(in thousands)

Industrial Revenue Bonds, 5.85%,
due in semi-annual payments of
various amounts from September 1,
2001 to September 1, 2010	$7,560	$8,065

Less Current Portion	(555)	(505)

Long-Term Debt	$7,005	$7,560

During the first quarter of fiscal 2001, the Company prepaid the remaining balance of $44.4 million of its long-term subordinated notes, which had been issued by the Company to institutional investors in June 1990. The notes were scheduled to mature June 27, 2005 and were subject to mandatory payment of $7.4 million on June 27 of each year. The prepayment penalties associated with this prepayment amounted to approximately $1.0 million. The Company recorded the prepayment penalties plus the write-off of approximately $0.3 million of deferred debt charges, related to the debt, as an extraordinary loss.

10.   On August 23, 2001, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend is payable on November 16, 2001 to stockholders of record on October 19, 2001 and amounted to $0.9 million. In fiscal 2001, the Company declared and paid a dividend of two cents ($.02) per share during the second fiscal quarter.

11.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the three months ended September 1, 2001, comprehensive income consisted solely of net income.

12.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Three Months Ended
	September 1,	September 2,
	2001	2000
Apparel	$330,021	$301,921
Home Products	121,530	113,750
	$451,551	$415,671

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

13.  Licensed department income, included in other income, amounted to $2.1 million for the three month period ended September 1, 2001, compared with $2.1 million for the similar period of a year ago (See Note 17a).

14.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $0.4 million relating to these costs during the three months ended September 1, 2001. For the similar comparative three month period of a year ago, the Company capitalized $0.6 million.

15.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month period ended September 1, 2001 were $10.0 million. For the three month period ended September 2, 2000, net advertising costs amounted to $9.3 million.

16.  Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net loss per share are as follows (unaudited):

	Three Months Ended September 1, 2001	Three Months Ended September 2, 2000
	(all amounts in thousands except per share data)
Net Loss	($20,577)	($14,351)

Weighted Average Shares Outstanding	44,406	44,346

Effect of Dilutive Stock Options	48	22

Weighted Average Shares Outstanding Assuming Dilution	44,454	44,368

Basic and Diluted Net Loss Per Share	($0.46)	($0.30)

17.  a.  The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales for fiscal 2002 and 2001 have been recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within Other Current Liabilities. The Company records the net of leased department revenues and related costs to Other Income.

      b.  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has assessed the impact of SFAS No. 133 and determined that the adoption did not have a material effect on the Company's earnings or financial position.

      c.  In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. This Issue addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 is effective for annual or interim financial statements for periods beginning after March 15, 2001. The Company adopted EITF No. 00-14 effective June 3, 2001 and determined that the adoption did not have a material effect on the Company's earnings or financial position.

      d.  In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date regardless of when those assets were initially recognized. The Company is currently evaluating the provisions of SFAS No. 142 and has not yet determined the effect that adoption of this standard will have on its financial statements. The Company has assessed the impact of SFAS No. 141 and determined that the adoption did not have a material effect on the Company's earnings or financial position.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month periods ended September 1, 2001 and September 2, 2000 (unaudited).

	Percentage of Net Sales
	Three Months Ended
	September 1,	September 2,
	2001	2000

Net sales	100.0%	100.0%

Costs and expenses: Cost of sales	65.3	65.5

Selling & adminis- trative expenses	39.9	38.1

Depreciation & amortization	3.0	2.7

Interest expense	0.1	0.2

	108.3	106.5

Other income	1.0	1.3

Loss before income taxes	(7.3)	(5.2)

Income tax benefit	2.7	1.9

Net loss before extraordinary loss from early extinguishment of debt	(4.6)	(3.3)

Extraordinary loss from early extinguishment of debt	-	(0.2)

Net Loss	(4.6%)	(3.5%)

Three Months Ended September 1, 2001 and September 2, 2000

Consolidated sales increased $35.9 million (8.6%) for the three month period ended September 1, 2001 compared with the three month period ended September 2, 2000. Comparative stores sales increased 3.0%. Three new Burlington Coat Factory stores and two relocated stores opened near the end of the first quarter contributed $2.0 million to this year's net sales. Sales from stores opened subsequent to September 2, 2000 amounted to $35.4 million for the three months ended September 1, 2001. Nine stores which were in operation a year ago, but which were closed prior to this year, contributed $10.5 million to last year's sales.

Other income (consisting of investment income, rental income from leased departments and miscellaneous items) was $4.7 million for the three months ended September 1, 2001 and $5.5 million for the three months ended September 2, 2000. This decrease is due mainly to lower investment income resulting from decreases in investable funds and lower interest rates during the comparative periods.

Cost of sales increased $22.5 million (8.3%) for the three month period ended September 1, 2001 compared with the similar period a year ago. For the comparative three month period, cost of sales, as a percentage of sales, decreased to 65.3% from 65.5%. This percentage decrease was primarily the result of lower markdowns and higher initial markons during the current three month period compared with the similar period of a year ago. These improvements were offset in part by a slightly higher adjustment for inventory shrinkage during the three months ended September 1, 2001 compared with the three months ended September 2, 2000.

Selling and administrative expenses increased by $21.8 million (13.8%) for the three month period ended September 1, 2001 compared with the similar period a year ago. The increase in selling and administrative expenses was primarily a result of the increased number of stores operating during the three month period compared with the similar period a year ago, increases in warehousing costs associated with the opening of an additional warehouse facility in Bristol, Pennsylvania, increases in insurance costs, employee benefit costs and supply expenses. In addition, the Company incurred pre-opening rent related expenses of $1.3 million during this year's first quarter in connection with the acquisition of existing leasehold interests for new stores. In the prior year, rent related expense for new stores generally did not commence until the stores opened for business. As a percentage of sales, selling and administrative expenses increased to 39.9% for the three months ended September 1, 2001 from 38.1% in the comparative three month period of a year ago.

Interest expense decreased $0.5 million for the three months ended September 1, 2001 compared with the similar period of a year ago. The three month decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayment of the Company's industrial development bonds and to the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. Interest relating to the Company's borrowings under its lines of credit amounted to $0.2 million for the three months ended September 1, 2001 compared with $0.4 million in the comparative period of a year ago.

Income tax benefit increased to $12.4 million for the three months ended September 1, 2001 from $8.2 million for the similar period of a year ago. The effective tax rates were 37.6% and 37.7% for the three month period ended September 1, 2001 and September 2, 2000, respectively.

Net loss before extraordinary loss from early extinguishment of debt increased $7.1 million to $20.6 million for the three months ended September 1, 2001 from $13.5 million for the comparative period of a year ago. Loss per share before extraordinary loss was $0.46 per share for the current fiscal year's first quarter and $0.30 for the comparative three month period of a year ago.

During the prior year's first fiscal quarter, the Company prepaid the remaining balance of its long term subordinated notes. The prepayment penalty associated with this payment amounted to approximately $1.0 million. This penalty, along with the write-off of unamortized deferred debt charges of approximately $0.3 million, was recorded as an extraordinary loss. Net of income tax effect, the extraordinary loss amounted to $0.8 million or $0.02 per share.

As a result of the terrorist attack on the World Trade Center on September 11, 2001, one of the Company's stores, located in close proximity to the disaster, was damaged. The Company is in the process of ascertaining the damage to all merchandise and equipment as well as the building in which the store is located. The store has been closed since September 11, 2001, and a reopening date has not yet been determined.

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

Liquidity and Capital Resources

The Company estimates spending approximately $130.0 million in capital expenditures during fiscal 2002 including $31.3 million for land, buildings, and leasehold purchases for stores, $74.5 million for store expenditures, $16.2 million for upgrades and expansion of warehouse facilities, and $8.0 million for computer and other equipment expenditures. For the first three months of fiscal 2002, capital expenditures amounted to approximately $54.0 million.

Working capital was $235.3 million at September 1, 2001 compared with $296.7 million at June 2, 2001. This decrease was due primarily to purchases of property and equipment.

As of September 1, 2001, the Company had authorization to purchase an additional $3.7 million of its stock. Subsequent to the end of the first fiscal quarter of 2002, the Company repurchased 10,000 shares of its stock costing approximately $0.1 million.

Net cash used in operating activities was $57.6 million for the three months ended September 1, 2001. The primary use of cash for operating activities during the current three month period was for the purchase of additional inventory. Inventory increases resulted from the stocking of new stores and from the normal seasonal buildup of inventory throughout the chain.

On August 23, 2001, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend is payable on November 16, 2001, to stockholders of record on October 19, 2001. In fiscal 2001, the Company declared and paid a dividend of two cents ($.02) per share during the second fiscal quarter.

The Company's long term borrowings at September 1, 2001 consists of an industrial development bond of $7.6 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $1.2 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 5.20% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.90% and 5.6 years, respectively.

During the first quarter of fiscal 2001, the Company repaid the remaining balance of $44.4 million of its long term subordinated notes, which had been issued by the Company to institutional investors in June 1990. The Notes were scheduled to mature on June 27, 2005 and were subject to mandatory payment of $7.4 million on June 27 of each year. The prepayment penalty associated with the early payoff of the debt was approximately $1.0 million.

The Company has in place a committed line of credit agreement in the amount of $100.0 million and an additional $65.0 million in uncommitted lines of credit. Short term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (6.5% at September 1, 2001).

At September 1, 2001, the Company had borrowings under these lines of credit of $50.2 million. Maximum borrowings during the quarter amounted to $54.8 million. The average borrowings under these credit lines during the period of borrowing was $38.1 million, at an average interest rate of 4.2%. Borrowings under the Company's lines of credit were necessary during the current year's first quarter primarily because of the Company's purchase of land and building associated with new stores to be opened during the current fiscal year and to the purchase of inventory during the quarter. At September 2, 2000, the Company had borrowings under these lines of credit of $45.6 million. The average borrowings under the credit line during the period of borrowing was $36.3 million, at an average interest rate of 7.0%. The Company had letter of credit commitments outstanding against these lines of credit of $19.2 million as of the end of the first quarter of fiscal 2002 and $17.5 million at June 2, 2001.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At September 1, 2001, the Company had $50.2 million in borrowings under the lines of credit at an interest rate of 4.2%. This approximates the fair value of the borrowings at September 1, 2001. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments, at September 1, 2001(in thousands):

Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at September 1, 2001 (unaudited)

	Fixed Rate Debt	Average Interest Rate	Long-Term Investments	Average Interest Rate

2003	$ 555	5.2%	-	-
2004	605	5.4%	-	-
Thereafter	6,400	6.0%	6,200	6.1%
Total	$7,560		$6,200
Fair Value at September 1, 2001	$7,985		$6,225

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits
None
b. The Company filed no reports n Form 8-K during the period ended September 1, 2001.

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

Date: October 12, 2001