Form 10-Q
period 2001-12-01
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2002-01-15
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2001

or

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

Class	Outstanding at December 31, 2001
--------------------------	---------------------------------
Common stock, par value $1	44,395,861

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(All amounts in thousands)
	December 1,	June 2,
	2001	2001
	(Unaudited)	(Note A)

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 92,271	$ 77,407
Accounts Receivable	39,115	20,334
Merchandise Inventories	747,618	535,429
Deferred Tax Asset	9,309	10,021
Prepaid and Other Current Assets	30,704	34,861

Total Current Assets	919,017	678,052

Property and Equipment (Net of Accumulated Depreciation)	430,407	364,025
Long Term Investments	2,000	6,200
Other Assets	35,538	12,498

Total Assets	$1,386,962	$1,060,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 534,323	$ 260,678
Income Taxes Payable	11,907	8,355
Other Current Liabilities	142,215	111,860
Current Maturities of Long Term Debt	555	505

Total Current Liabilities	689,000	381,398

Long Term Debt	7,005	7,560
Other Liabilities	14,550	14,648
Deferred Tax Liability	1,321	1,798

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,720	49,715
Capital in Excess of Par Value	20,593	20,538
Retained Earnings	665,913	646,113
Accumulated Other Comprehensive Income (Loss)	(3)	(3)
Treasury Stock at Cost	(61,137)	(60,992)

Total Stockholders' Equity	675,086	655,371

Total Liabilities and Stockholders' Equity	$1,386,962	$1,060,775

See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at June 2, 2001 has been derived from the audited financial statements at that date.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

(All amounts in thousands except share data)
	Six Months Ended		Three Months Ended
	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000
REVENUES:

Net Sales	$1,195,787	$1,150,933	$ 744,236	$ 735,262
Other Income	11,011	11,355	6,286	5,820

	1,206,798	1,162,288	750,522	741,082
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	744,712	722,357	449,852	450,003
Selling and Administrative Expenses	400,572	360,293	220,213	201,772
Depreciation and Amortization	27,686	23,783	13,966	12,584
Interest Expense	542	1,403	229	553

	1,173,512	1,107,836	684,260	664,912

Income Before Provision for Income Taxes	33,286	54,452	66,262	76,170
Provision for Income Taxes	12,598	20,478	24,997	28,660

Net Income Before Extraordinary Loss	20,688	33,974	41,265	47,510

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(815)	-	-

Net Income	$ 20,688	$ 33,159	$ 41,265	$ 47,510

Basic and Diluted Earnings Per Share:

Basic and Diluted Net Income Per Share	$ .47	$ .77	$ .93	$ 1.07

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(.02)	-	-

Net Income	$ .47	$ .75	$ .93	$ 1.07

Weighted Average Shares Outstanding	44,403,914	44,341,283	44,401,771	44,336,641

Dividends Per Share	$ .02	$ .02	$ -	$ .02

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Six Months Ended
	December 1,	December 2,
	2001	2000

OPERATING ACTIVITIES
Net Income	$ 20,688	$ 33,159
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Extraordinary Loss From Early Extinguishment of Debt, Net of Tax	-	815
Depreciation and Amortization	27,686	23,783
Provision for Losses on Accounts Receivable	4,865	4,034
Provision for Deferred Income Taxes	235	(628)
Loss on Disposition of Fixed Assets	819	464
Non-Cash Rent Expense and Other	1,395	1,157
Changes in Operating Assets and Liabilities:
Accounts Receivable	(22,063)	(14,763)
Merchandise Inventories	(212,189)	(184,526)
Prepaids and Other Current Assets	4,157	10,716
Accounts Payable	273,645	163,183
Other Current Liabilities	33,908	36,011

Net Cash Provided in Operating Activities	133,146	73,405

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(96,038)	(55,620)
Proceeds From Sale of Fixed Assets	2	69
Proceeds From Sale of Long Term Investments	4,200	-
Acquisition of Leaseholds	(24,720)	(5,771)
Issuance of Notes Receivable	(400)	-
Receipts Against Long Term Notes Receivable	29	36
Minority Interest and Other	123	64

Net Cash Used in Investing Activities	(116,804)	(61,222)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(505)	(44,905)
Prepayment Penalty Associated with Payoff of Subordinated Notes	-	(1,047)
Payment of Dividends	(888)	(907)
Issuance of Common Stock Upon Exercise of Stock Options	60	-
Purchase of Treasury Stock	(145)	(3,325)

Net Cash Used in Financing Activities	(1,478)	(50,184)

Increase (Decrease) in Cash and Cash Equivalents	14,864	(38,001)
Cash and Cash Equivalents at Beginning of Period	77,407	127,818

Cash and Cash Equivalents at End of Period	$ 92,271	$ 89,817

Interest Paid:	$ 548	$ 3,446
Income Taxes Paid:	$ 8,811	$ 16,996

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX AND
THREE MONTHS ENDED DECEMBER 1, 2001 AND DECEMBER 2, 2000

1.   The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended December 1, 2001 and the corresponding period ended December 2, 2000 are not necessarily indicative of results for the fiscal year.

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

3.   Merchandise inventories as of December 1, 2001 and June 2, 2001 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

4.   The Company classifies its investments in debt securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company's debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component in stockholders' equity. During the three months ended December 1, 2001, $4.2 million of the Company's held-to-maturity investments were called by the issuing authority. Proceeds from the sale of these investments were used to purchase money market investments and are classified as cash and cash equivalents on the Company's balance sheet at December 1, 2001. The $4.2 million of money market investments and the $2.0 million of held-to-maturity long term investments are pledged as collateral for certain insurance contracts.

5.   The Company records revenue at the time of sale and delivery of merchandise.

6.   As of December 1, 2001, the Company had a deferred tax liability of $1.3 million and a current deferred tax asset of $9.3 million. As of June 2, 2001, the Company had a deferred tax liability of $1.8 million and a current deferred tax asset of

$10.0 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7.   Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

8.   During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for contractual lease payments and other expenses to be incurred subsequent to the closing of these stores. During the three months ended December 1, 2001, $0.2 million of payments for rent and other rent related expenses were applied against this reserve. At December 1, 2001, the reserve amounted to $2.2 million. The Company believes that this reserve is adequate to cover the expected contractual lease payments and other expenses related to these closings.

9.   Long-term debt consists of (unaudited):

	December 1, 2001	June 2, 2001
	(in thousands)
Industrial Revenue Bonds, 5.85%,
due in semi-annual payments of
various amounts from September 1,
2002 to September 1, 2010	7,560	8,065

Less Current Portion	(555)	(505)

Long-Term Debt	$7,005	$ 7,560

During the first quarter of the prior fiscal year, the Company prepaid the remaining balance of $44.4 million of its long-term subordinated notes, which had been issued by the Company to institutional investors in June 1990. The notes were scheduled to mature June 27, 2005 and were subject to mandatory payment of $7.4 million on June 27 of each year. The prepayment penalties associated with this prepayment amounted to approximately $1.0 million. The Company recorded the prepayment penalties plus the write-off of approximately $0.3 million of deferred debt charges, related to the debt, as an extraordinary loss.

10.  On August 23, 2001, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 16, 2001 to stockholders of record on October 19, 2001 and amounted to $0.9 million.

11.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the six and three months ended December 1, 2001, comprehensive income consisted solely of net income.

12.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Six Months Ended		Three Months Ended
	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000
Apparel	$ 920,710	$ 889,381	$590,689	$587,460
Home Products	275,077	261,552	153,547	147,802
	$1,195,787	$1,150,933	$744,236	$735,262

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

13.  Licensed department income, included in other income, amounted to $4.3 million and $2.2 million for the six and three month period ended December 1, 2001, compared with $4.4 million and $2.3 million for the similar periods of a year ago (See Note 17a).

14.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $1.3 million and $0.9 million relating to these costs during the six and three months ended December 1, 2001, respectively. For the comparative six and three month periods of a year ago, the Company capitalized $1.2 million and $0.6 million, respectively.

15.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended December 1, 2001 were $32.1 million and $22.1 million, respectively. For the six and three month periods ended December 2, 2000, net advertising costs amounted to $34.1 million and $24.8 million, respectively.

16.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net income per share are as follows (unaudited):

	Six Months Ended December 1, 2001	Six Months Ended December 2, 2000	Three Months Ended December 1, 2001	Three Months Ended December 2, 2000
	(all amounts in thousands except per share data)
Net Income	$20,688	$33,159	$41,265	$47,510

Weighted Average Shares Outstanding	44,404	44,341	44,402	44,337

Effect of Dilutive Stock Options	45	22	41	22

Weighted Average Shares Outstanding Assuming Dilution	44,449	44,363	44,443	44,359

Basic and Diluted Net Income Per Share	$ 0.47	$ 0.75	$ 0.93	$ 1.07

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

      e.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

      f.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the reporting provisions of APB Opinion No. 30, Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended December 1, 2001 and December 2, 2000.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	December 1,	December 2,	December 1,	December 2,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	62.3	62.8	60.4	61.2

Selling & adminis- trative expenses	33.5	31.3	29.6	27.4

Depreciation & amortization	2.3	2.1	1.9	1.7

Interest expense	-	0.1	-	0.1

	98.1	96.3	91.9	90.4

Other income	0.9	1.0	0.8	0.8

Income before income taxes	2.8	4.7	8.9	10.4

Provision for income taxes	1.1	1.7	3.4	3.9

Net income before extraordinary loss from early extinguishment of debt	1.7	3.0	5.5	6.5

Extraordinary loss from early extinguishment of debt	-	(0.1)	-	-

Net Income	1.7%	2.9%	5.5%	6.5%

Net sales increased $44.9 million (3.9%) to $1.2 billion for the six month period ended December 1, 2001 compared with the six month period ended December 2, 2000. Comparative stores sales (i.e. same store sales for comparative weeks) decreased 2.6%. Sixteen new Burlington Coat Factory stores and seven relocated stores opened during the current fiscal year contributed $50.3 million to this year's net sales. Sales from stores operating in the current year, but not open during the comparative period last year contributed $60.2 million to net sales for the six months ended December 1, 2001. Nine stores which were in operation a year ago, but which were closed prior to this year, contributed $23.4 million to last year's sales. The seven stores closed due to relocation contributed $7.5 million to last year's sales.

Net sales increased $9.0 million (1.2%) for the three month period ended December 1, 2001, compared with the similar period a year ago. Comparative store sales decreased 5.9%. September comparative store sales were adversely affected by the September 11th tragedy and decreased 2.1%. October comparative store sales increased 0.9%. November comparative store sales were down 13.2%. The Company believes this decrease was the result of unseasonably warm weather which directly impacted the sale of outerwear. During the second fiscal quarter, comparative store sales of ladies' and men's coats decreased approximately 21%. Sales from stores operating during the current year's second quarter, but not open in the comparative period a year ago, amounted to $24.8 million. Stores closed prior to this year contributed $12.8 million to last year's sales. Stores closed during this fiscal year contributed $7.3 million to last year's sales during their non-comparative period of a year ago. Twenty-three new and relocated stores contributed $48.3 million to this year's second quarter sales.

During this year's second fiscal quarter, the Company opened a stand-alone shoe store in East Meadows, New York under the name MGM Designer Shoes. This new store concept contributed $1.3 million to this year's sales. The Company plans to open an additional nine stand-alone shoe stores by the end of fiscal 2002 along with three additional Burlington Coat Factory stores.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $11.0 million for the six months ended December 1, 2001 and $11.4 million for the six months ended December 2, 2000. For the three month period ended December 1, 2001, other income amounted to $6.3 million compared with $5.8 million for the similar period of a year ago. For both the six and three month periods, increases in leased department rental income and miscellaneous items were offset in part by lower investment income. Lower investment income resulted primarily from decreases in interest rates during the comparative periods.

Cost of sales increased by $22.4 million (3.1%) for the six month period ended December 1, 2001 compared with the similar period of a year ago. For the three months ended December 1, 2001, compared with the three months ended December 2, 2000, cost of sales decreased from $450.0 million to $449.9 million. As a percentage of sales, cost of sales decreased to 62.3% from 62.8% for the comparative six month periods and decreased to 60.4% from 61.2% for the comparative three month periods. These percentage decreases are primarily the result of improvements in initial margins and decreases in markdowns taken as a percentage of sales during the comparative periods.

Selling and administrative expenses were $400.6 million and $220.2 million for the six and three months ended December 1, 2001, respectively, compared with $360.2 million and $201.8 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 33.5% and 29.6% for the six and three months ended December 1, 2001, respectively. For the comparative six and three month periods ended December 2, 2000, selling and administrative expenses were 31.3% and 27.4% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the six and three month periods of this fiscal year compared with the similar periods of a year ago. The increase in selling and administrative expenses as a percentage of sales for the six and three months ended December 1, 2001 is primarily related to comparative store sales decreases.

Interest expense decreased $0.9 million for the six months ended December 1, 2001 compared with the similar period of a year ago. For the three months ended December 1, 2001, interest expense decreased $0.3 million compared with the three months ended December 2, 2000. The six and three month decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayment of the Company's industrial development bonds and to the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. In addition, interest expense relating to borrowings under the Company's lines of credit amounted to $0.3 million and $0.1 million for the six and three months ended December 1, 2001, respectively, compared with $0.4 million and $0.4 million for the comparative periods a year ago.

The provision for income taxes decreased to $12.6 million for the six months ended December 1, 2001 from $20.5 million for the similar period of a year ago. For the three months ended December 1, 2001, the provision for income taxes decreased to $25.0 million from $28.7 million for the comparative quarter of last fiscal year. The effective tax rate for the six and three months ended December 1, 2001 was 37.8% and 37.7%, respectively, compared with 37.6% for both the six and three months ended December 2, 2000.

Net income before extraordinary loss from early extinguishment of debt amounted to $20.7 million and $41.3 million for the six and three months ended December 1, 2001, respectively, compared with $34.0 million and $47.5 million for the similar periods of a year ago. Income per share before extraordinary loss for the current fiscal year's six and three month periods ended December 1, 2001, respectively, was $0.93 and $0.47 per share, compared with $1.07 and $0.77 per share for the comparative six and three month periods of a year ago.

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

As a result of the terrorist attack on the World Trade Center on September 11, 2001, one of the Company's stores, located in close proximity to the disaster, was damaged. The Company is in the process of ascertaining the damage to all merchandise and equipment as well as the building in which the store is located. The Company believes that the book value of all assets lost is recoverable through insurance. The store has been closed since September 11, 2001, and a reopening date has not yet been determined.

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

Liquidity and Capital Resources

Through the first six months of fiscal 2002, the Company had capital expenditures amounting to $120.8 million including $29.3 million for land and buildings, $24.7 million for leaseholds, $58.7 million for store expenditures, $2.8 million for upgrades and expansion of warehouse facilities and $5.3 million for computer and other equipment expenditures. The Company estimates that between $25 million and $30 million will be spent during the remainder of fiscal 2002 for capital expenditures.

Working capital was $230.0 million at December 1, 2001 compared with $296.7 million at June 2, 2001. This decrease was due primarily to purchases of property and equipment.

The Company repurchased 10,000 shares of its stock for approximately $0.1 million during the second quarter of fiscal 2002. These purchases are reflected as treasury stock in the equity section of the balance sheet. As of December 1, 2001, the Company had authorization to purchase an additional $3.6 million of its stock.

On August 23, 2001, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 16, 2001, to stockholders of record on October 19, 2001 and amounted to $0.9 million.

Net cash provided by operating activities increased to $133.1 million for the six months ended December 1, 2001 from $73.4 million for the similar period a year ago.

The Company's long term borrowings at December 1, 2001 consists of an industrial development bond of $7.6 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"). The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $1.2 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest ranging from 5.20% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.90% and 5.4 years, respectively.

During the first quarter of the prior fiscal year, the Company repaid the remaining balance of $44.4 million of its long term subordinated notes, which had been issued by the Company to institutional investors in June 1990. The Notes were scheduled to mature on June 27, 2005 and were subject to mandatory payment of $7.4 million on June 27 of each year. The prepayment penalty associated with the early payoff of the debt was approximately $1.0 million.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and repayable on January 1, 2012. The loan is to be repaid in monthly installments of $16,666.67 beginning February 1, 2002.

The Company has in place a committed line of credit agreement in the amount of $100.0 million and an additional $65.0 million in uncommitted lines of credit. Short term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (5.5% at December 1, 2001).

At December 1, 2001, the Company had no borrowings under these lines of credit. Maximum borrowings amounted to $54.8 million during the first quarter and $50.2 million during the second quarter. For the comparative periods of a year ago, the maximum borrowings were $70.1 million and $67.5 million, respectively. The average borrowings under these credit lines during the first quarter period of borrowing was $38.1 million, at an average interest rate of 4.2%. During the second quarter, the average borrowings under the lines of credit was $22.5 million at an average interest rate of 3.5%. Average borrowings during last year's first quarter were $36.3 million at an average interest rate of 7.0%. During the second quarter of last year, average borrowings were $27.5 million at an average interest rate of 7.0%. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements. The Company had letter of credit commitments outstanding against these lines of credit of $16.8 million as of the end of the second quarter of fiscal 2002 and $17.5 million at June 2, 2001.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At December 1, 2001, the Company had no borrowings under the lines of credit. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and long-term investments, at December 1, 2001 (in thousands):

Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at December 1, 2001 (unaudited)

	Fixed Rate Debt	Average Interest Rate	Long-Term Investments	Average Interest Rate

2003	$ 555	5.2%	-	-%
2004	605	5.4%	-	-%
2005	665	5.6%	-	-%
2006	735	5.6%	-	-%
2007	810	6.1%	-	-%
Thereafter	4,190	6.1%	$2,000	6.1%
Total	$7,560		$2,000
Fair Value at December 1, 2001	$7,880		$2,016

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on November 1, 2001. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified and 2) stockholders ratified the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company for the fiscal year ending June 1, 2002. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

			Votes	Broker
1)	Election of Directors	Votes For	Withheld	Non-Votes

	Monroe G. Milstein	41,936,246	2,104,518	-0-
	Andrew R. Milstein	41,904,755	2,136,009	-0-
	Irving Drillings	43,443,575	597,189	-0-
	Harvey Morgan	43,444,035	596,729	-0-
	Stephen E. Milstein	41,994,091	2,046,673	-0-
	Mark A. Nesci	41,921,455	2,119,309	-0-
	Roman Ferber	43,442,765	597,999	-0-

2)	Ratify appointment of Deloitte & Touche LLP as independent Certified Public Accountants:

Votes For	43,981,127
Votes Against	53,463
Votes Abstained	6,174
Broker Non-Votes	0

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits None

b. The Company filed no report on Form 8-K during the period ended December 1, 2001.

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

Date: January 15, 2002