Form 10-Q
period 2002-03-02
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2002-04-16
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 2, 2002

or

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

Class	Outstanding at April 3, 2002
--------------------------	---------------------------------
Common stock, par value $1	44,444,621

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands)
(unaudited)
	March 2,	June 2,
	2002	2001
		(Note A)

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 120,743	$ 77,407
Restricted Cash and Cash Equivalents	6,200	-
Accounts Receivable	28,566	20,334
Merchandise Inventories	573,932	535,429
Deferred Tax Asset	8,953	10,021
Prepaid and Other Current Assets	24,538	34,861

Total Current Assets	762,932	678,052

Property and Equipment (Net of Accumulated Depreciation and Amortization)	442,883	364,025
Long Term Investments	-	6,200
Intangible and Other Assets	38,284	12,498

Total Assets	$1,244,099	$1,060,775

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 367,875	$ 260,678
Income Taxes Payable	22,817	8,355
Other Current Liabilities	115,056	111,860
Current Maturities of Long Term Debt	772	505

Total Current Liabilities	506,520	381,398

Long Term Debt	8,772	7,560
Other Liabilities	14,386	14,648
Deferred Tax Liability	1,082	1,798

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,720	49,715
Capital in Excess of Par Value	20,907	20,538
Retained Earnings	703,219	646,113
Accumulated Other Comprehensive Income (Loss)	(3)	(3)
Treasury Stock at Cost	(60,504)	(60,992)

Total Stockholders' Equity	713,339	655,371

Total Liabilities and Stockholders' Equity	$1,244,099	$1,060,775

See notes to the condensed consolidated financial statements.

NOTE A: The balance sheet at June 2, 2001 has been derived from the audited financial statements at that date.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands except share data)
	Nine Months Ended		Three Months Ended
	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001
REVENUES:

Net Sales	$1,975,607	$1,873,646	$ 779,820	$ 722,713
Other Income	18,740	20,987	7,729	9,632

	1,994,347	1,894,633	787,549	732,345
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,248,417	1,193,372	503,705	471,015
Selling and Administrative Expenses	609,465	551,332	208,893	191,039
Depreciation and Amortization	42,796	36,062	15,110	12,279
Interest Expense	651	1,544	109	141

	1,901,329	1,782,310	727,817	674,474

Income Before Provision for Income Taxes	93,018	112,323	59,732	57,871
Provision for Income Taxes	35,024	42,234	22,426	21,756
Net Income Before Extraordinary Loss	57,994	70,089	37,306	36,115

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(815)	-	-

Net Income	$ 57,994	$ 69,274	$ 37,306	$ 36,115

Basic and Diluted Earnings Per Share:

Basic and Diluted Net Income Per Share Before Extraordinary Loss	$ 1.31	$ 1.58	$ .84	$ .82

Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(0.02)	-	-

Net Income	$ 1.31	$ 1.56	$ .84	$ .82

Weighted Average Shares Outstanding	44,404,551	44,327,269	44,405,824	44,299,243

Dividends Per Share	$ 0.02	$ 0.02	$ -	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(All amounts in thousands)
	Nine Months Ended
	March 2,	March 3,
	2002	2001

OPERATING ACTIVITIES
Net Income	$ 57,994	$ 69,274
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Extraordinary Loss From Early Extinguishment of Debt, Net of Tax	-	815
Depreciation and Amortization	42,796	36,062
Provision for Losses on Accounts Receivable	8,129	6,305
Provision for Deferred Income Taxes	352	(947)
Loss on Disposition of Fixed Assets	846	481
Non-Cash Rent Expense and Other	3,721	2,389
Changes in Operating Assets and Liabilities:
Restricted Cash and Cash Equivalents	(6,200)	-
Short Term Investments	-	(26,195)
Accounts Receivable	(12,240)	(7,803)
Merchandise Inventories	(38,503)	(28,725)
Prepaids and Other Current Assets	10,323	3,730
Accounts Payable	107,197	21,236
Other Current Liabilities	17,658	2,883

Net Cash Provided by Operating Activities	192,073	79,505

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(123,664)	(73,988)
Proceeds From Sale of Fixed Assets	16	252
Proceeds From Sale of Long Term Investments	6,200	18,000
Acquisition of Leaseholds	(25,269)	(5,686)
Issuance of Notes Receivable	(7,591)	-
Receipts Against Long Term Notes Receivable	44	84
Minority Interest and Other	74	26

Net Cash Used in Investing Activities	(150,190)	(61,312)

FINANCING ACTIVITIES
Proceeds from Long Term Debt	2,000	-
Principal Payments on Long Term Debt	(521)	(44,905)
Prepayment Penalty Associated with Payoff of Subordinated Notes	-	(1,047)
Payment of Dividends	(888)	(907)
Issuance of Common Stock Upon Exercise of Stock Options	60	11
(Purchase) Reissuance of Treasury Stock	802	(3,325)

Net Cash Provided by (Used in) Financing Activities	1,453	(50,173)

Increase (Decrease) in Cash and Cash Equivalents	43,336	(31,980)
Cash and Cash Equivalents at Beginning of Period	77,407	127,818

Cash and Cash Equivalents at End of Period	$ 120,743	$95,838

Interest Paid:	$ 771	$ 3,699
Income Taxes Paid:	$ 20,210	$ 52,768

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE AND THREE MONTHS ENDED MARCH 2, 2002 AND MARCH 3, 2001

1.   The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended March 2, 2002 and the corresponding periods ended March 3, 2001 are not necessarily indicative of results for the fiscal year.

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

3.   Merchandise inventories as of March 2, 2002 and June 2, 2001 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

4.   The Company classifies its investments in debt securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company's debt securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component in stockholders' equity. During the nine and three months ended March 2, 2002, $6.2 million and $2.0 million of the Company's held-to-maturity investments were called by the issuing authority, respectively. Proceeds from the sale of these investments were used to purchase money market investments and are classified as restricted cash and cash equivalents on the Company's balance sheet at March 2, 2002. The $6.2 million of money market investments are pledged as collateral for certain insurance contracts.

5.   The Company records revenue at the time of sale and delivery of merchandise.

6.   As of March 2, 2002, the Company had a deferred tax liability of $1.1 million and a current deferred tax asset of $9.0 million. As of June 2, 2001, the Company had a deferred tax liability of $1.8 million and a current deferred tax asset of $10.0 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7.   Other current liabilities primarily consisted of sales tax payable, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

8.   During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for contractual lease payments and other expenses to be incurred subsequent to the closing of these stores. During the nine and three months ended March 2, 2002, $0.5 million and $0.3 million of payments for rent and other rent related expenses were applied against this reserve, respectively. At March 2, 2002, the reserve amounted to $1.9 million. The Company believes that this reserve is adequate to cover the expected contractual lease payments and other expenses related to these closings.

9.   Long-term debt consists of (unaudited):

	March 2, 2002	June 2, 2001
	(in thousands)
Industrial Revenue Bonds, 5.85%, due in semi-annual payments of various amounts from September 1, 2002 to September 1, 2010	$7,560	8,065

Promissory note, non-interest bearing, payable in monthly installments of $16,667 through January 1, 2012	1,984	-

Subtotal	9,544	8,065

Less Current Portion	(772)	(505)

Long-Term Debt	$8,772	$7,560

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

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders, the proceeds of which were used to partially finance the acquisition and construction of a new warehouse facility in Edgewater Park, New Jersey. The loan is non-interest bearing and is payable in monthly installments of $16,667 per month through January 1, 2012.

10.   On August 23, 2001, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 16, 2001 to stockholders of record on October 19, 2001 and amounted to $0.9 million.

11.   The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the nine and three months ended March 2, 2002, comprehensive income consisted solely of net income.

12.   The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Nine Months Ended		Three Months Ended
	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001
Apparel	$1,539,554	$1,468,644	$618,844	$579,263
Home Products	436,053	405,002	160,976	143,450
	$1,975,607	$1,873,646	$779,820	$722,713

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

13.   Licensed department income, included in other income, amounted to $7.1 million and $2.8 million for the nine and three month period ended March 2, 2002, compared with $6.6 million and $2.2 million for the similar periods of a year ago (See Note 17a).

14.   In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $1.9 million and $0.6 million relating to these costs during the nine and three months ended March 2, 2002, respectively. For the similar comparative nine and three month periods of a year ago, the Company capitalized $1.9 million and $0.7 million, respectively.

15.   The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended March 2, 2002 were $47.3 million and $15.1 million, respectively. For the nine and three month periods ended March 3, 2001, net advertising costs amounted to $46.6 million and $12.6 million, respectively.

16.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net income per share are as follows (unaudited):

	Nine Months Ended March 2, 2002	Nine Months Ended March 3, 2001	Three Months Ended March 2, 2002	Three Months Ended March 3, 2001
	(all amounts in thousands except per share data)
Net Income	$57,994	$69,274	$37,306	$36,115

Weighted Average Shares Outstanding	44,404	44,327	44,406	44,299

Effect of Dilutive Stock Options	49	40	58	77

Weighted Average Shares Outstanding Assuming Dilution	44,453	44,367	44,464	44,376

Basic and Diluted Net Income Per Share	$ 1.31	$ 1.56	$ 0.84	$ 0.82

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

      f.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the reporting provisions of APB Opinion No. 30, Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended March 2, 2002 and March 3, 2001.
	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	March 2,	March 3,	March 2,	March 3,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	63.2	63.7	64.6	65.2

Selling & adminis- trative expenses	30.8	29.4	26.8	26.4

Depreciation & amortization	2.2	1.9	1.9	1.7

Interest expense	-	0.1	-	-

	96.2	95.1	93.3	93.3

Other income	0.9	1.1	1.0	1.3

Income before income taxes	4.7	6.0	7.7	8.0

Provision for income taxes	1.8	2.3	2.9	3.0

Net income before extraordinary loss from early extinguishment of debt	2.9	3.7	4.8	5.0

Extraordinary loss from early extinguishment of debt	-	-	-	-

Net Income	2.9%	3.7%	4.8%	5.0%

Net sales increased $102.0 million (5.4%) to $2.0 billion for the nine month period ended March 2, 2002 compared with the nine month period ended March 3, 2001. Comparative stores sales (i.e. same store sales for comparative weeks) decreased 1.8%. Sixteen new Burlington Coat Factory stores and seven relocated stores opened during the current fiscal year contributed $115.1 million to this year's net sales. Sales from stores operating in the current year, but not open during the comparative period last year contributed $76.9 million to net sales for the nine months ended March 2, 2002. Nine stores which were in operation a year ago, but which were closed prior to this year, contributed $30.7 million to last year's sales. The seven stores closed due to relocation contributed $19.2 million to last year's sales.

Net sales increased $57.1 million (7.9%) for the three month period ended March 2, 2002, compared with the similar period a year ago. Comparative store sales decreased 0.4%. December comparative store sales were down 3.4%. January comparative store sales increased 2.4%. February comparative store sales increased 4.9%. The Company believes the quarterly decrease was the result of unseasonably warm weather which directly impacted the sale of outerwear. During the third fiscal quarter, comparative store sales of ladies' and men's coats decreased approximately 17%. Sales from stores operating during the current year's second quarter, but not open in the comparative period a year ago, amounted to $16.6 million. Stores closed prior to this year contributed $7.2 million to last year's sales. Stores closed during this fiscal year contributed $11.7 million to last year's sales during the comparative period of a year ago. Twenty-three new and relocated stores contributed $64.9 million to this year's third quarter sales.

During this year's second fiscal quarter, the Company opened a stand-alone shoe store in East Meadows, New York under the name MGM Designer Shoes. This new concept store contributed $2.2 million to this year's sales and $0.9 million to this year's third quarter sales.The Company plans to open an additional nine stand-alone shoe stores by the end of fiscal 2002 along with three additional Burlington Coat Factory stores.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $18.7 million for the nine months ended March 2, 2002 and $21.0 million for the nine months ended March 3, 2001. For the three month period ended March 2, 2002, other income amounted to $7.7 million compared with $9.6 million for the similar period of a year ago. For both the nine and three month periods, the decreases were the result of lower investment income, resulting primarily from decreases in interest rates during the comparative periods.

Cost of sales increased by $55.0 million (4.6%) for the nine month period ended March 2, 2002 compared with the similar period of a year ago. For the three months ended March 2, 2002, compared with the three months ended March 3, 2001, cost of sales increased from $471.0 million to $503.7 million. As a percentage of sales, cost of sales decreased to 63.2% from 63.7% for the comparative nine month periods and decreased to 64.6% from 65.2% for the comparative three month periods. These percentage decreases are primarily the result of improvements in initial margins and decreases in markdowns taken as a percentage of sales during the comparative periods.

Selling and administrative expenses were $609.5 million and $208.9 million for the nine and three months ended March 2, 2002, respectively, compared with $551.3 million and $191.0 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 30.8% and 26.8% for the nine and three months ended March 2, 2002, respectively. For the comparative nine and three month periods ended March 3, 2001, selling and administrative expenses were 29.4% and 26.4% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the nine and three month periods of this fiscal year compared with the similar periods of a year ago. The increase in selling and administrative expenses as a percentage of sales for the nine and three months ended March 2, 2002 is primarily related to comparative store sales decreases.

Depreciation expense was $42.8 million and $15.1 for the nine and three months ended March 2, 2002, respectively, compared with $36.1 million and $12.3 million for the similar periods of a year ago. The nine and three month increases are primarily the result of capital additions for new store purchases, improvements, expansions and remodeling over the past two years.

Interest expense decreased $0.9 million for the nine months ended March 2, 2002 compared with the similar period of a year ago. For the three months ended March 2, 2002 and the three months ended March 3, 2001, interest expense amounted to $0.1 million. The nine month decrease in interest expense is the result of a decrease in long term debt due to the normal recurring repayment of the Company's industrial development bonds and to the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. In addition, interest expense relating to borrowings under the Company's lines of credit amounted to $0.3 million for the nine months ended March 2, 2002, compared with $0.4 million for the comparative period a year ago.

The provision for income taxes decreased to $35.0 million for the nine months ended March 2, 2002 from $42.2 million for the similar period of a year ago. For the three months ended March 2, 2002, the provision for income taxes increased to $22.4 million from $21.8 million for the comparative quarter of last fiscal year. The effective tax rate for the nine and three months ended March 2, 2002 was 37.7% and 37.5%, respectively, compared with 37.6% for both the nine and three months ended March 3, 2001.

Net income before extraordinary loss from early extinguishment of debt amounted to $58.0 million and $37.3 million for the nine and three months ended March 2, 2002, respectively, compared with $70.1 million and $36.1 million for the similar periods of a year ago. Income per share before extraordinary loss for the current fiscal year's nine and three month periods ended March 2, 2002, respectively, were $1.31 and $0.84 per share, compared with $1.58 and $0.82 per share for the comparative nine and three month periods of a year ago.

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

As a result of the terrorist attack on the World Trade Center on September 11, 2001, one of the Company's stores, located in close proximity to the disaster, was damaged. The Company is in the process of ascertaining the damage to all merchandise and equipment as well as the building in which the store is located. The Company believes that the book value of all assets lost is recoverable through insurance. The store has been closed since September 11, 2001, and no reopening date has been determined.

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

Liquidity and Capital Resources

Through the first nine months of fiscal 2002, the Company had capital expenditures amounting to $148.9 million including $33.0 million for land and buildings, $25.3 million for leaseholds, $79.9 million for store expenditures, $4.6 million for upgrades and expansion of warehouse facilities and $6.1 million for computer and other equipment expenditures. The Company estimates that between $6 million and $10 million will be spent during the remainder of fiscal 2002 for capital expenditures.

Working capital was $256.4 million at March 2, 2002 compared with $296.7 million at June 2, 2001. This decrease was due primarily to purchases of property and equipment.

The Company repurchased 10,000 shares of its stock for approximately $0.1 million during the second quarter of fiscal 2002. These purchases are reflected as treasury stock in the equity section of the balance sheet. During the third quarter of fiscal 2002, the Company reissued 48,760 shares of its treasury stock as part of its required contribution to the Company's 401(k) plan. As of March 2, 2002, the Company had authorization to purchase an additional $3.6 million of its stock.

On August 23, 2001, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 16, 2001 to stockholders of record on October 19, 2001 and amounted to $0.9 million.

Net cash provided by operating activities increased to $192.1 million for the nine months ended March 2, 2002 from $79.5 million for the similar period a year ago.

The Company's long term borrowings at March 2, 2002 consists of an industrial development bond of $8.1 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds") and a $2 million loan from the Burlington County Board of Chosen Freeholders. The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $1.7 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 4.90% to 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 5.9% and 5.1 years, respectively.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,666.67 which began on February 1, 2002.

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

The Company has in place a committed line of credit agreement in the amount of $100.0 million and an additional $65.0 million in uncommitted lines of credit. Short term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (5.5% at March 2, 2002).

At March 2, 2002, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $54.8 million during the first quarter and $50.2 million during the second quarter. For the comparative periods of a year ago, the maximum borrowing was $70.1 million and $67.5 million, respectively. The average borrowing under these credit lines during the first quarter was $38.1 million, at an average interest rate of 4.2%. During the second quarter, the average borrowing under the lines of credit was $22.5 million at an average interest rate of 3.5%. Average borrowing during last year's first quarter was $36.3 million at an average interest rate of 7.0%. During the second quarter of last year, average borrowing was $27.5 million at an average interest rate of 7.0%. Borrowing under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements. The Company had letter of credit commitments outstanding under these lines of credit of $6.7 million as of the end of the third quarter of fiscal 2002 and $17.5 million at June 2, 2001.

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

At March 2, 2002, the Company had no borrowings under the lines of credit. The table below summarizes the fair value and contract terms of the Company's fixed rate debt at March 2, 2002 (in thousands):

Expected Maturity Date of Long-Term Debt (Including Current Portion) and Long Term Investments at March 2, 2002 (unaudited):

	Fixed Rate Debt	Average Interest Rate

2003	$ 772	3.7%
2004	805	4.1%
2005	865	4.3%
2006	935	4.4%
2007	1,010	4.9%
Thereafter	5,157	5.0%
Total	$9,544
Fair Value at March 2, 2002	$9,880

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits None

b. The Company filed no report on Form 8-K during the period ended March 2, 2002.

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

Date: April 15, 2002