Form 10-K
period 2002-06-01
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2002-08-27
CIK 718916

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 1, 2002,

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

The aggregate market value of the Common Stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock on the New York Stock Exchange as of July 31, 2002, was $335,547,524.

As of July 31, 2002, the number of shares of Common Stock, $1.00 par value, outstanding was 44,478,421.

The documents incorporated by reference into this Form 10K:

Registrant's Proxy Statement to be filed pursuant to
Regulation 14A.

The Part of the Form 10-K into which the document is incorporated:

Part III

PART I

Item 1. Business

     Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate, through its Burlington Coat Factory division, a chain of department stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by other department and specialty stores. Burlington Coat offers customers a complete line of men's, women's and children's wear and accessories (such as handbags, belts, perfume, watches, etc.) as well as a linens (linens, bath shop items, gifts and luggage) department in two hundred sixty-six of its stores, a children's furniture department in two hundred fifty-one of its stores, and a shoe department in two hundred seventy-three of its stores. The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

     The Company sells its merchandise to retail customers for cash and accepts checks and most major credit cards. The Company's "Cohoes" division also offers its own credit card. In addition, the Company maintains a layaway plan and offers special orders on selected merchandise. It does not offer refunds, except on defective merchandise and certain sales from specialty retail operations, but will exchange merchandise or give store merchandise exchange slips for merchandise returned within a prescribed period of time.

     The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.4% of total revenues.

     The Company has two major product segments, apparel and home products. The apparel segment includes departments offering all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. The home products segment includes departments offering linens, home furnishings, gifts, baby furniture and baby furnishings. Net revenues from the sale of apparel products for fiscal years 2002, 2001 and 2000 were $2.0 billion, $1.9 billion and $1.7 billion, respectively. Net revenues from the sale of home products for fiscal years 2002, 2001 and 2000 were $0.6 billion, $0.5 billion, and $0.5 billion, respectively.

The Stores

     As of July 31, 2002, the Company operated three hundred seventeen department stores, all but thirty-six of which are located in leased facilities ranging in size (including storage space) from approximately 16,000 to approximately 163,000 square feet, with an average area of approximately 75,700 square feet. Total store gross square footage increased to 24,001,000 square feet, an increase of 10.3% over a year ago. Selling space accounts for over eighty percent of the total area in most stores.

     All of the Company's department stores are either free-standing or are located in shopping malls, strip shopping centers or other commercial complexes. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

     The Company also operates stores under the names "Cohoes Fashions," "Decelle," and "Luxury Linens." Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. The Company also operates one stand-alone store under the name "Totally 4 Kids" and one stand-alone store under the name "Baby Depot". In addition, at fiscal year end the Company operated a chain of nine stand-alone specialty shoe stores offering moderately priced designer and fashion shoes.

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

     Some stores contain departments licensed by unaffiliated parties for the sale of items such as lingerie, fragrances, shoes and jewelry. During the fiscal year ended June 1, 2002, the Company's rental income from all of its licensed departments aggregated less than 1% of the Company's total revenues.

Central Distribution

     Central distribution, warehousing, ticketing and marking services are extended to approximately fifty-five percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility services the Company's present stores. The Company is leasing three additional warehouse facilities of approximately

41,000 square feet, 165,000 square feet and 300,000 square feet, respectively, nearby to its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture and furnishings inventory and other items. See "Growth and Expansion."

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

Growth and Expansion

     Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to two hundred ninety Burlington Coat Factory department stores, five Cohoes Fashions stores, seven Decelle stores and four stand-alone Luxury Linens stores as of July 31, 2002. The Company also operates one stand-alone Totally 4 Kids store, one stand-alone Baby Depot store and nine stand-alone shoe stores.

     At July 31, 2002 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 2003, the Company plans to open approximately twenty to thirty additional Burlington Coat Factory department stores. *

* Forward Looking Statement. See Safe Harbor Statement on page 6.

     During fiscal 2002, the Company acquired sixteen former Montgomery Ward store locations, many of which were located in traditional malls. Such locations are generally more desirable as they generate higher levels of foot traffic through the stores located in the malls. Should additional locations in traditional malls become available to the Company on acceptable terms, the Company may seek to acquire more such locations. * There can be no assurances, however, that any such locations will become available to the Company on acceptable terms or that, if available, the Company will be successful in acquiring such locations.

     The Company also has planned store expansions and remodelings for approximately eighteen stores.* In addition, the Company has plans to relocate approximately five of its stores to new locations within the same trading market.* The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

     The Company believes that its ability to find satisfactory locations for its stores is essential for the continued growth of its business. The opening of stores generally is contingent upon a number of factors, including the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that the Company will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, the Company will be able to open the number of new stores presently planned. During the Fall of 1999, the Company introduced an improved store design for its new stores. The new design creates a more intimate, customer-friendly environment by implementing changes in store layout, ceiling plan, lighting, fixturing and overall color direction. The new store design was extended to a total of one hundred twenty stores in fiscal 2002. It is being used in all new stores and will be implemented in existing stores as they are remodeled or expanded.

     The Company is constructing a new facility of approximately 650,000 square feet in Edgewater Park, New Jersey. This new facility will expand the Company's warehousing and distribution capacity and allow the Company to increase its percentage of centrally received goods. The new facility is expected to be operational by Spring of 2003.*

     During the Fall of fiscal 2003, the Company intends to launch its stored value card and gift card programs. The cards will be reusable plastic wallet-sized cards that will substantially replace the Company's paper gift certificates and store credits. The cards should allow for improved control over the administration of store credit and gift certificate services. The Company hopes that these cards will be the foundation of its customer loyalty program.*

     In fiscal 1997, the Company began to operate its own shoe department. At July 31, 2002 the Company operated this department in approximately two hundred seventy-three Burlington Coat Factory stores. The shoe department offers a full line of mens, womens and childrens shoes in many brands and styles. During the second quarter of fiscal 2002, the Company opened its first stand-alone specialty shoe store in East Meadow, New York, offering designer and fashion shoes. The Company expanded this concept to an additional eight stand-alone shoe stores in the fourth quarter of fiscal 2002. The Company currently plans to open an additional nine stand-alone designer and specialty shoe stores in fiscal 2003.*

* Forward Looking Statement. See Safe Harbor Statement on page 6.

     During fiscal 2000, the Company entered into an agreement with Christopher Lowell, the Emmy Award winning host of a home decorating and design show aired on cable television, for the creation of an exclusive line of home furnishings and accessories. The Christopher Lowell Collection is presented as a concept shop within the Company's existing linens and gift area. The shop features Christopher Lowell's line of home furnishings including bedding, window treatments, bath accessories, picture frames and a paint line. As of the end of fiscal 2002, the Christopher Lowell Collection was offered in two hundred eighty-nine of the Company's stores. During fiscal 2003, the Company intends to expand the offerings of the Christopher Lowell Collection to include tableware, dinnerware and drinkware.*

     The Company offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web. During the Spring of 2000, the Company relaunched its on-line shopping web site (www.bcfdirect.com) using Commerce Intelligence Software licensed by InterWorld Corporation. The site features over 7,000 items, shopping cart functionality, item search capability and a secure on-line payment processing system. An order management system allows for vendor direct, warehouse and store-based fulfillment of orders. Web site product data is tied to the Company's inventory systems for maintenance of prices and item availability. The Company plans to expand the merchandise mix offered through its web site, to upgrade its internet marketing and promotional capabilities and to further develop and automate its fulfillment and customer service systems, however, no assurance can be given that this venture will be successful.*

     The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

Seasonality

     The Company's business is seasonal, with its highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, approximately 53% of the Company's net sales have occurred during the period from September through January. Weather, however,

* Forward Looking Statement. See Safe Harbor Statement on page 6.

continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the fall and warm during the early spring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     At July 31, 2002, the Company had approximately 26,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at one of its stores are covered by a collective bargaining agreement. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.

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

Item 2. Properties

     The Company owns the land and building for thirty-six of its stores. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.

     The following table shows the years in which store leases existing at July 31, 2002 expire:
Fiscal Years Ending May 31	Number of Leases Expiring	Expiring with Renewal Options
2003-2004	9	25
2005-2006	12	55
2007-2008	12	61
2009-2010	8	38
2011-2012	5	24
Thereafter	22	30
Total	68	233

     The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases three warehouse facilities of approximately 41,000 square feet, 165,000 square feet and 300,000 square feet, respectively, at locations nearby to the warehouse/distribution facility. The Company leases approximately 20,000 square feet of office space in New York City. The Company is constructing a new facility of approximately 650,000 square feet in Edgewater Park, New Jersey. This new facility will expand the Company's warehousing and distribution. The new facility is expected to be operational by Spring of 2003.*

Item 3. Legal Proceedings

     In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2002.

* Forward Looking Statement. See Safe Harbor Statement on page 6.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF."

     The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 4, 2000 to June 1, 2002 and for the two months ended July 31, 2002.
Period	Low Price	High Price
June 4, 2000 to September 2, 2000	10.8125	13.3750
September 3, 2000 to December 2, 2000	12.8750	16.0000
December 3, 2000 to March 3, 2001	14.5625	20.6000
March 4, 2001 to June 2, 2001	16.7500	21.7300
June 3, 2001 to September 1, 2001	14.1000	20.5000
September 2, 2001 to December 1, 2001	12.8500	16.7000
December 2, 2001 to March 2, 2002	15.2000	18.3000
March 3, 2002 to June 1, 2002	18.0000	23.4000
June 2, 2002 to July 31, 2002	17.3500	22.1700

     At July 31, 2002, there were 258 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common

Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of two cents ($.02) per share in each of the last three fiscal years. The cash dividend for fiscal 2002 was declared on August 23, 2001, and was paid on November 16, 2001, to stockholders of record on October 9, 2001. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business.

Item 6. Selected Financial Data

     The following tables set forth certain selected financial data:
	Eleven (1) Months Ended 5/30/98	Twelve Months Ended 5/29/99	Twelve (2) Months Ended 6/3/00	Twelve (3) Months Ended 6/2/01	Twelve Months Ended 6/1/02
	(In thousands of dollars, except per share data)
Statement of Operations Data:
Revenues	$1,782,292	$1,968,784	$2,226,183	$2,428,873	$2,604,577

Net Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	63,639	47,783	62,476	71,848	66,864
Net Income	63,639	47,783	61,120	71,025	66,864
Basic Net Income Per Share Before Extraordinary Loss and Cumulative Effect of Accounting Change	1.34	1.02	1.37	1.62	1.51
Basic Net Income Per Share	1.34	1.02	1.34	1.60	1.51

Dividends Per Share	.02	.02	.02	.02	.02

Balance Sheet Data:
Total Assets	$ 909,807	$ 941,635	$1,047,147	$1,060,775	$1,273,791
Working Capital	368,459	332,759	260,399	296,654	236,313
Long-Term Debt	60,890	52,970	8,105	7,560	22,245
Stockholders' Equity	516,069	548,156	586,441	655,371	722,498

(1)	During fiscal 1998, the Company changed its fiscal year from a 52-53 week fiscal year ending on the Saturday closest to June 30 to a fiscal year ending on the Saturday closest to May 31.
(2)	During fiscal 2000, the Company changed its method of accounting for layaway and lease department revenues and related costs.
(3)	During fiscal 2001, the Company recorded an extraordinary loss from early extinguishment of debt.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company maintains its records on the basis of a 52-53 week fiscal year ending on the Saturday closest to May 31. The following discussion compares the twelve months (52 weeks) ended June 1, 2002 with the twelve months (52 weeks) ended June 2, 2001 and the twelve months (52 weeks) ended June 2, 2001 with the twelve months (53 weeks) ended June 3, 2000.

Critical Accounting Policies and Estimates

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to sales returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, reserves for closed stores and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although the list is not exhaustive:

     The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown reserves. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

     The Company has risk participation agreements with insurance carriers with respect to workers' compensation and liability insurance. Pursuant to these arrangements, the Company is responsible for paying claims up to designated dollar limits. The amounts included in the Company's costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.

     The Company records reserves for future sales returns. The reserves are based on current sales of products and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required.

     The Company records an asset impairment charge when it believes a long-lived asset has experienced a decline in value that is other than temporary. The Company performs an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future.

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

Twelve Months Ended
June 1, 2002 and June 2, 2001

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended June 1, 2002 and June 2, 2001.
	Percentage of Net Sales
	Twelve Months Ended
	June 1, 2002	June 2, 2001
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	62.6	63.2
Selling and Administrative Expenses	31.9	31.1
Depreciation and Amortization	2.3	2.0
Interest Expense	0.1	0.1
	96.9	96.4
Other Income	1.1	1.2
Income Before Provision for Income Taxes	4.2	4.8
Provision for Income Taxes	1.6	1.8
Income Before Extraordinary Loss	2.6	3.0
Extraordinary Loss from Early Extinguishment of Debt	-	-
Net Income	2.6%	3.0%

Performance for the Twelve Months (52 weeks) Ended June 1, 2002 Compared With the Twelve Months (52 weeks) Ended June 2, 2001

     Consolidated net sales increased $176.9 million (7.4%) for fiscal 2002 compared with the similar period of a year ago. Comparative stores sales decreased 0.3% for the period. Twenty new and seven relocated Burlington Coat Factory department stores, opened during fiscal 2002, contributed $171.8 million to this year's net sales. Stores opened a year ago contributed $77.0 million to this year's net sales from the beginning of fiscal 2002 to the anniversary of their opening date. Nine stores, which were in operation a year ago, but which were closed prior to this year, contributed $30.4 million to last year's sales.

     The Cohoes stores contributed $39.0 million to consolidated sales for the twelve months ended June 1, 2002 compared with $37.5 million for the twelve months ended June 2, 2001. Cohoes comparative store sales increased 4.3% for the twelve month period.

     Sales in fiscal 2002 for the Decelle stores were $29.0 million compared with $32.4 million for the twelve months ended June 2, 2001. Decelle comparative store sales decreased 3.1% for the twelve months ended June 1, 2002 compared with the similar twelve month period of a year ago. One store, closed prior to the beginning of fiscal 2002, contributed $2.5 million to last year's sales.

     During this year's second fiscal quarter, the Company opened a stand-alone shoe store in East Meadow, New York. An additional eight stand-alone shoe stores were opened during the fourth quarter of fiscal 2002. These new stand-alone shoe stores contributed $7.9 million to this year's sales.

     As a result of the terrorist attack on the World Trade Center on September 11, 2001, one of the Company's stores, located in close proximity to the disaster, was damaged. The Company believes that the book value of all assets lost is recoverable through insurance. The store has been closed since September 11, 2001, and no reopening date has been determined.

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) decreased to $27.4 million for fiscal 2002 compared with $28.6 million for the similar period of a year ago. This decrease is primarily the result of a decrease in investment income, resulting from a decrease in investment rates during the comparative periods, of approximately $4.5 million. These decreases were offset in part by an increase in rental income of $1.3 million and by the gain realized on the disposition of Company assets during the fiscal year.

     Cost of sales increased $96.4 million (6.4)% for the twelve months ended June 1, 2002 compared with the twelve months ended June 2, 2001. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales as a percentage of net sales decreased from 63.2% in fiscal 2001 to 62.6% in fiscal 2002. This improvement was primarily the result of lower inventory shrinkage during fiscal 2002 compared with fiscal 2001 and lower markdowns taken as a percentage of sales during fiscal 2002 compared with fiscal 2001.

     Selling and administrative expenses increased $76.5 million (10.3%) from the 2001 period to the 2002 period. As a percentage of net sales, selling and administrative expenses were 31.9% for the twelve months ended June 1, 2002 compared with 31.1% for the twelve months ended June 2, 2001. This increase was due mainly to an increase in the number of stores in operation and increases in payroll and payroll related expenses. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the relocation of several stores. During fiscal 2002, the Company paid $1.0 million of these costs. In addition, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord.

     Depreciation and amortization expense amounted to $59.6 million in the twelve months ended June 1, 2002 compared with $49.3 million in the twelve months ended June 2, 2001. This increase of $10.3 million in the fiscal 2002 period compared with the comparative 2001 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

     Interest expense decreased $0.6 million for the twelve months ended June 1, 2002 compared with the similar period of a year ago. The decrease in interest expense is the result of a decrease in long term debt due to the recurring repayments of the Company's industrial development bonds and the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. In addition, interest relating to the Company's borrowings under its lines of credit amounted to $0.3 million during fiscal 2002 compared with $0.8 million during fiscal 2001. Interest expense related to capital lease obligations amounted to $0.2 million during fiscal 2002. There were no capital lease obligations during fiscal 2001.

     The provision for income taxes decreased to $40.7 million for the twelve months ended June 1, 2002 from $42.6 million for the similar fiscal period a year ago. This decrease in the tax provision was due to lower earnings. The effective tax rate for fiscal 2002 was 37.8% compared with 37.2% in the prior fiscal year. This rate increase is due primarily to decreases in tax-exempt interest earned by the Company during fiscal 2002 compared with fiscal year 2001 and to an increase in the effective state income tax rate for fiscal 2002 compared with fiscal 2001.

     Income before extraordinary loss from early extinguishment of debt decreased $4.9 million to $66.9 million for the fiscal 2002 period from $71.8 million for the comparative 2001 period. Net income per share before extraordinary loss from early extinguishment of debt was $1.51 per share for fiscal 2002 compared with $1.62 per share for the comparative 2001 period.

Results of Operations

Twelve Months Ended
June 2, 2001 and June 3, 2000

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended June 2, 2001 and June 3, 2000.
	Percentage of Net Sales
	Twelve Months Ended
	June 2,2001	June 3,2000
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	63.2	64.0
Selling and Administrative Expenses	31.1	30.6
Depreciation and Amortization	2.0	1.9
Interest Expense	0.1	0.2
	96.4	96.7
Other Income	1.2	1.3
Income Before Provision for Income Taxes	4.8	4.6
Provision for Income Taxes	1.8	1.7
Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	3.0	2.9
Extraordinary Loss from Early Extinguishment of Debt	-	-
Cumulative Effect of Accounting Change	-	(0.1)
Net Income	3.0%	2.8%

Performance for the Twelve Months (52 weeks) Ended June 2, 2001 Compared With the Twelve Months (53 weeks) Ended June 3, 2000

     Consolidated net sales increased $201.6 million (9.2%) for fiscal 2001 compared with the similar period of the prior year. Comparative stores sales increased 3.0% for the period. Sixteen new and six relocated Burlington Coat Factory department stores, opened during fiscal 2001, contributed $122.5 million to net sales.

Stores opened during fiscal 2000 contributed $81.5 million to net sales from the beginning of fiscal 2001 to the anniversary of their opening date. Four stores, which were in operation during fiscal 2000, but which were closed prior to the beginning of fiscal 2001, contributed $9.9 million to sales. Stores closed during fiscal 2001 contributed $26.0 million to fiscal 2000 sales during their non-comparative periods. The non-comparative week of fiscal 2000 (i.e., the week of May 30, 1999 to June 5, 1999) contributed $29.2 million to fiscal 2000 net sales for Burlington Coat Factory stores.

     The Cohoes stores contributed $37.5 million to consolidated sales for the twelve months ended June 2, 2001 compared with $39.9 million for the twelve months ended June 3, 2000. Cohoes comparative store sales decreased 8.4% for the twelve month period. One Cohoes store opened during fiscal 2000 contributed $1.9 million to fiscal 2001 sales during its non-comparative period. The non-comparative week of fiscal 2000 contributed $.7 million to fiscal 2000 net sales.

     Sales in fiscal 2001 for the Decelle stores were $32.4 million compared with $33.8 million for the twelve months ended June 3, 2000. Decelle comparative store sales increased .3% for the twelve months ended June 2, 2001 compared with the similar prior twelve month period. One Decelle store was closed during fiscal 2001. That store contributed $.8 million to sales during its non-comparative period of fiscal 2000. The non-comparative week of fiscal 2000 contributed $.7 million to fiscal 2000 sales.

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $28.6 million for fiscal 2001 compared with $27.5 million for the similar period during fiscal 2000. This increase is primarily the result of an increase in rental income from leased departments of approximately $.6 million and to increases in other miscellaneous operating revenues of $1.7 million. These increases were offset in part by a decrease in interest income of $1.3 million due to lower levels of investable funds in fiscal 2001 compared with the prior year.

     Cost of sales increased $111.3 million (7.9)% for the twelve months ended June 2, 2001 compared with the twelve months ended June 3, 2000. The dollar increase in cost of sales was due to the increase in net sales during fiscal 2001 compared with the prior year. Cost of sales as a percentage of net sales decreased from 64.0% in fiscal 2000 to 63.2% in fiscal 2001. Improvements in initial margins and markdowns taken as a percentage of net sales were offset in part by slightly higher inventory shrinkage during fiscal 2001 compared with fiscal 2000.

     Selling and administrative expenses increased $72.5 million (10.8%) from the 2000 period to the 2001 period. As a percentage of net sales, selling and administrative expenses were 31.1% for the twelve months ended June 2, 2001 compared with 30.6% for the twelve months ended June 3, 2000. This increase was due mainly to an increase in the number of stores in operation and increases in payroll and payroll related expenses. In addition, during the fourth quarter of fiscal 2001, the Company decided to relocate several stores during fiscal 2002. As a result, the Company established a reserve of $2.4 million during the fourth quarter of fiscal 2001 for lease commitments and other expenses expected to be incurred subsequent to the closing of these relocated stores. Fixed assets from these stores were either used in the new locations or were depreciated over the period the store remained in operation. Additional payroll related costs were not incurred with these relocations beyond the closing date.

     Depreciation and amortization expense amounted to $49.3 million in the twelve months ended June 2, 2001 compared with $41.0 million in the twelve months ended June 3, 2000. This increase of $8.3 million in the fiscal 2001 period compared with the comparative 2000 period is attributable primarily to new stores opened during the year as well as remodeling and refixturing of existing stores.

     Interest expense decreased $3.8 million for the twelve months ended June 2, 2001 compared with the prior year. The decrease in interest expense was the result of a decrease in long term debt due to the recurring repayments of the Company's industrial development bonds and the prepayment of the entire remaining balance of the Company' subordinated notes in June 2000. Interest amounting to $.8 million relating to the company's borrowings under its lines of credit, offset, in part, the interest expense decrease realized by the reduction in long term debt.

     The provision for income taxes increased to $42.6 million for the twelve months ended June 2, 2001 from $37.7 million for the prior year. This increase in the tax provision was due to higher earnings. The effective tax rate for fiscal 2001 was 37.2% compared with 37.6% in the prior fiscal year. This rate decrease was due primarily to increases in tax credits available to the Company and to increases in tax-exempt interest earned by the Company during fiscal 2001 compared with fiscal year 2000.

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

     During the first quarter of fiscal 2001, the Company prepaid the remaining balance of its long term subordinated notes. The prepayment penalty associated with this payment amounted to approximately $1.0 million. This penalty, along with the write-off of unamortized deferred debt charges of approximately $0.3 million, resulted in an extraordinary loss, net of taxes, of $0.8 million or $0.02 per share for fiscal 2001.

Liquidity and Capital Resources

During fiscal 2002, the Company opened twenty Burlington Coat Factory Warehouse department stores and nine stand-alone shoe stores. The Company closed five stores and relocated seven others to new locations within their trading areas. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 2002 were approximately $75.4 million. Expenditures for store relocations, store expansions and store refurbishings were approximately $44.9 million during fiscal 2002. During fiscal 2002, the Company acquired the leases of eight stores for $24.8 million. In addition, expenditures during fiscal 2002 for store locations to be opened during fiscal 2003 amounted to $24.4 million. Expenditures incurred in the construction of the Company's new distribution center in Edgewater Park, New Jersey amounted to $10.7 million. Other capital expenditures, consisting primarily of computer system enhancements and distribution center improvements amounted to $12.3 million for fiscal 2002. For fiscal 2003, the Company estimates that it will spend approximately $142.0 million for capital expenditures (i.e., building acquisitions, fixtures, equipment and leasehold improvements) in connection with the opening of approximately twenty-five to thirty-five new stores (including store relocations), remodeling and expansion of existing stores, expansion of the Company's home office and warehouse facilities, and computer enhancement projects.*

     Recently several retail chain stores have filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code and subsequently have made many of their retail locations available for auction. The Company monitors such activity for desirable locations for its stores. In fiscal 2002, the Company acquired sixteen former Montgomery Ward locations. In fiscal 2003, the Company is seeking to acquire an additional twelve former Kmart locations, the costs for which are reflected in the above noted capital budgets. Should additional locations become available from these or other retailers, the Company may seek to acquire a number of such locations in one or more transactions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations.*

     The Company repurchased 10,000 shares of its stock, costing approximately $0.1 million, in the current fiscal period. These purchases are reflected as treasury stock in the equity section of the balance sheet. During the third quarter of fiscal 2002, the Company reissued 48,760 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of June 1, 2002 the Company had authority to purchase an additional $3.6 million of its stock.

     Working capital decreased to $236.3 million at June 1, 2002 from $296.7 million at June 2, 2001. At June 3, 2000, working capital was $260.4 million.

     Total cash provided from operations for the fiscal years ended June 1, 2002, June 2, 2001 and June 3, 2000 was $138.1 million, $132.0 million, and $112.1 million, respectively. Total cash from operations is calculated by adding back to net income non-cash expenditures such as depreciation and deferred taxes.

     Net cash provided by operating activities of $233.4 million for fiscal 2002 increased by $151.8 million from $81.6 million in net cash provided by operating activities for fiscal 2001. This increase in net cash from operations was due primarily to an increase the Company's accounts payable position as of June 1, 2002 compared with June 2, 2001.

     On August 23, 2001, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($0.02) per share. The cash dividend was paid on November 16, 2001, to

*Forward Looking Statement. See Safe Harbor Statement on page 6.

stockholders of record on October 19, 2001. The paid dividend amounted to $0.9 million.

     The Company's long-term borrowings at June 1, 2002 consists of an industrial development refunding bond of $7.6 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $2.0 million loan from the Burlington County Board of Chosen Freeholders and a capital lease obligation of $16.3 million.

     The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $1.2 million and mature in series annually on September 1, through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest ranging from 5.2% to 5.4% per annum, and the term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 5.9% and 4.9 years, respectively. During fiscal 2002, the Company expended approximately $.5 million for the repayment of the Refunding Bonds.

     On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

     The Company has a capital lease obligation relating to one of its stores. The lease term for this location extends over twenty-five years. The capital lease obligation equals the present value of the minimum lease payments under the lease and amounted to $13.7 million. During fiscal 2002, $0.1 million of lease payments were applied against the capital lease obligation and $0.2 million were applied to interest expense.

     As of June 1, 2002 and June 2, 2001, the Company had $100.0 million in committed lines of credit and an additional $25.0 million in uncommitted lines of credit. The Company had letter of credit commitments outstanding against the committed line of credit of $26.2 million at the end of fiscal 2002 and $17.5 million at the end of fiscal 2001. At June 1, 2002, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $54.8 million during the first quarter of fiscal 2002 and $50.2 million during the second quarter of fiscal 2002. For the comparative periods of a year ago, the maximum borrowings were $70.1 million and $67.5 million, respectively. The average borrowing under these credit lines during the first quarter of fiscal 2002 was $38.1 million, at an average interest rate of 4.2%. During the second quarter of fiscal 2002, the average borrowing under the lines of credit was $22.5 million at an average interest rate of 3.5%. Average borrowing during last year's first quarter was $36.3 million at an average interest rate of 7.0%. During the second quarter of last year, average borrowing was $27.5 million at an average interest rate of 7.0%. During the third and fourth quarters of fiscal 2002 and 2001, there were no borrowings under these lines of credit. Borrowing under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

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

     The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At June 1, 2002, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at June 1, 2002:

*Forward Looking Statement. See Safe Harbor Statement on page 6.

     Scheduled Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at June 1, 2002 (in thousands):
	Fixed Rate Debt and Lease Obligations	Average Interest Rate
2003	$ 828	4.3%
2004	892	4.5%
2005	960	4.8%
2006	1,049	4.9%
2007	1,125	5.3%
Thereafter	18,219	7.9%
Total	$23,073

Fair Value at June 1, 2002	$23,460

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements and following pages.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III
Item 10.	Directors and Executive Officers of the Registrant

Item 11. Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12 and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after June 1, 2002.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report.
		Page
1.	Financial Statements

	Index to Consolidated Financial Statements	31

	Independent Auditors' Report	32

	Consolidated Balance Sheets June 1, 2002 and June 2, 2001	33

	Consolidated Statements of Operations for the Twelve Months Ended June 1, 2002, June 2, 2001 and June 3, 2000	34

	Consolidated Statements of Stockholders' Equity for the Twelve Months Ended June 3, 2000, June 2, 2001 and June 1, 2002	35

	Consolidated Statements of Cash Flows for the Twelve Months Ended June 1, 2002, June 2, 2001 and June 3, 2000	36

	Notes to Consolidated Financial Statements	37

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	57

	Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	2/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	Filed Herewith

10.5	Revolving Credit and Term Loan Agreement dated as of February 1, 2001 between the Company and National City Bank	2/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	2/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	2/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	2/

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 30, 1998. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
*	Executive Compensation Plan.

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	Filed Herewith

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	3/

21	Subsidiaries of Registrant	Filed Herewith

23

Consent of Deloitte & Touche LLP, independent
  certified public accountants, to the use of
  their report on the financial statements of
  the Company for the year ended June 1, 2002
  in the Registration Statements of the Company
  on Form S-8, Registration No. 2-96332,
  No. 33-21569, No. 33-51965, No. 333-41077,
  No. 333-65995, No. 333-78941 and No. 333-74244

Filed Herewith

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

____________________
(3)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
*	Executive Compensation Plan

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
Description	Location
1) 1993 Stock Incentive Plan	Exhibit 10.2
2) 1998 Stock Incentive Plan	Exhibit 10.3
3) 2002 Stock Incentive Plan	Exhibit 10.4
4) Deferred Compensation Plan	Exhibit 10.10

(b)	Reports on Form 8-K

     During the quarter ended June 1, 2002 the Company did not file any report on Form 8-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(Registrant)
By:	/s/ Monroe G. Milstein Monroe G. Milstein, President
Dated:	August 27, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ Monroe G. Milstein Monroe G. Milstein	Chief Executive Officer and President (Principal Executive Officer); Director	August 27, 2002

/s/ Robert L. LaPenta Robert L. LaPenta, Jr.	Controller (Principal Financial and Accounting Officer)	August 27, 2002

/s/ Roman Ferber Roman Ferber	Director	August 27, 2002

/s/ Harvey Morgan Harvey Morgan	Director	August 27, 2002

/s/ Andrew R. Milstein Andrew R. Milstein	Director	August 27, 2002

/s/ Stephen E. Milstein Stephen E. Milstein	Director	August 27, 2002

/s/ Mark A. Nesci Mark A. Nesci	Director	August 27, 2002

/s/ Irving Drillings Irving Drillings	Director	August 27, 2002

[THIS PAGE INTENTIONALLY LEFT BLANK]

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Independent Auditors' Report	32

Consolidated Balance Sheets June 1, 2002 and June 2, 2001	33

Consolidated Statements of Operations for the Twelve Months Ended June 1, 2002, June 2, 2001 and June 3, 2000	34

Consolidated Statements of Stockholders' Equity for the Twelve Months Ended June 3, 2000, June 2, 2001 and June 1, 2002	35

Consolidated Statements of Cash Flows for the Twelve Months Ended June 1, 2002, June 2, 2001 and June 3, 2000	36

Notes to Consolidated Financial Statements	37

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	57

Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

     We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and subsidiaries (the "Company") as of June 1, 2002 and June 2, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 1, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries as of June 1, 2002 and June 2, 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 1, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 12, 2002

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)
	June 1, 2002	June 2, 2001
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 122,774	$ 77,407
Restricted Cash and Cash Equivalents	6,200	-
Accounts Receivable (Net of Allowance for Doubtful Accounts of $3,994 in 2002 and $1,570 in 2001)	16,273	20,234
Merchandise Inventories	564,652	535,429
Deferred Tax Asset	10,534	10,021
Prepaid and Other Current Assets	30,282	34,861

Total Current Assets	750,715	677,952

Property and Equipment (Net of Accumulated Depreciation)	482,072	364,025
Long Term Investments	-	6,200
Intangible and Other Assets (Net of Accumulated Amortization of $13,410 in 2002, and $9,661 in 2001)	41,004	12,498

Total Assets	$1,273,791	$1,060,675

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 372,726	$ 260,678
Income Taxes Payable	5,424	8,355
Other Current Liabilities	135,424	111,860
Current Maturities of Long Term Debt	828	505

Total Current Liabilities	514,402	381,398

Long Term Debt	22,245	7,560
Other Liabilities	13,795	14,648
Deferred Tax Liability	851	1,798

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Par Value $1; Authorized 5,000,000 shares, none issued and outstanding	-	-
Common Stock, Par Value $1; Authorized 100,000,000 shares; 49,748,797 issued at June 1, 2002; 49,715,138 shares issued at June 2, 2001	49,749	49,715
Capital in Excess of Par Value	21,259	20,538
Retained Earnings	712,089	646,113
Accumulated Other Comprehensive Income (Loss)	(2)	(3)
Note Receivable from Stock Options Exercised	(100)	(100)
Treasury Stock at Cost; 2002-5,270,376 shares; 2001- 5,309,136 shares	(60,497)	(60,992)

Total Stockholders' Equity	722,498	655,271

Total Liabilities and Stockholders' Equity	$1,273,791	$1,060,675

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except share data)
	Twelve Months Ended June 1, 2002	Twelve Months Ended June 2, 2001	Twelve Months Ended June 3, 2000
REVENUES:

Net Sales	$2,577,206	$2,400,289	$2,198,696
Other Income	27,371	28,584	27,487

	2,604,577	2,428,873	2,226,183
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,614,391	1,517,965	1,406,625
Selling and Administrative Expenses	822,065	745,570	673,027
Depreciation and Amortization	59,639	49,335	41,028
Interest Expense	965	1,576	5,377

	2,497,060	2,314,446	2,126,057

Income Before Provision for Income Tax	107,517	114,427	100,126

Provision for Income Tax	40,653	42,579	37,650

Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	66,864	71,848	62,476

Extraordinary Loss from Early Extinguishment Of Debt, Net of Tax	-	(823)	-

Cumulative Effect of Accounting Change, Net of Tax	-	-	(1,356)

Net Income	$ 66,864	$ 71,025	$ 61,120

Basic Net Income Per Share: Income Before Extraordinary Loss and Cumulative Effect of Accounting Change	$ 1.51	$ 1.62	$ 1.37
Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(.02)	-

Cumulative Effect of Accounting Change, Net of Tax	-	-	(.03)

Net Income	$ 1.51	$ 1.60	$ 1.34

Weighted Average Shares Outstanding	44,418,290	44,336,331	45,707,520

Dividends Per Share	$ .02	$ .02	$ .02

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
TWELVE MONTHS ENDED JUNE 3, 2000, JUNE 2, 2001 and June 1, 2002
(All amounts in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Unearned Compen- sation	Accumu- lated Other Compre- hensive Income (Loss)	Note Receivable from Options Exercised	Treasury Stock	Total
Balance at May 30, 1999	$49,612	$19,157	$515,814	($2)	($29)	-	($36,396)	$548,156
Comprehensive Income:
Net Income			61,120					61,120
Net Unrealized Loss on Noncurrent Marketable Securities, Net of Tax					(330)			(330)
Total Comprehensive Income								60,790
Stock Options Exercised	91	310				($100)		301
Tax Benefit From Exercise
Of Stock Options		470						470
Unearned Compensation				2				2
Treasury Stock Transactions							(22,438)	(22,438)
Dividends			(940)					(940)

Balance at June 3, 2000	49,703	19,937	575,994	-	(359)	(100)	(58,834)	586,341
Comprehensive Income:
Net Income			71,025					71,025
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax					356			356
Total Comprehensive Income								71,381
Stock Options Exercised	12	94						106
Treasury Stock Transactions		507					(2,158)	(1,651)
Dividends			(906)					(906)

Balance at June 2, 2001	49,715	20,538	646,113	-	(3)	(100)	(60,992)	655,271
Comprehensive Income:
Net Income			66,864					66,864
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax					1			1
Total Comprehensive Income								66,865
Stock Options Exercised	34	407						441
Treasury Stock Transactions		314					495	809
Dividends			(888)					(888)

Balance at June 1, 2002	$49,749	$21,259	$712,089	-	($2)	($100)	($60,497)	$722,498

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
	Twelve Months Ended June 1, 2002	Twelve Months Ended June 2, 2001	Twelve Months Ended June 3, 2000
OPERATING ACTIVITIES
Net Income	$ 66,864	$ 71,025	$ 61,120

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	59,639	49,335	41,028
Provision for Losses on Accounts Receivable	12,108	8,175	8,482
Provision for Deferred Income Taxes	(1,460)	(1,612)	(1,189)
(Gain) Loss on Disposition of Fixed Assets	(1,924)	496	314
Non-Cash Rent Expense and Other	3,919	5,643	3,414

Changes in Assets and Liabilities:
Accounts Receivable	(12,719)	(8,397)	(9,970)
Merchandise Inventories	(29,223)	(22,411)	(11,978)
Prepaids and Other Current Assets	4,579	(11,095)	(4,546)
Accounts Payable	112,048	(13,659)	51,571
Accrued and Other Current Liabilities	20,633	5,182	25,708
Deferred Rent Incentives	(1,075)	(1,085)	(1,085)

Net Cash Provided by Operating Activities	233,389	81,597	162,869

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(167,763)	(95,772)	(107,578)
Proceeds from Sale of Fixed Assets	5,647	258	1,186
Proceeds from Sale of Held-to-Maturity Investments	6,200	13,700	-
Proceeds from Sale of Available-for-Sale Investments	-	25,000	-
Lease Acquisition Costs	(24,769)	(5,680)	(1,523)
Issuance of Notes Receivable	(2,965)	-	(3,601)
Receipts Against Long-Term Notes Receivable	60	73	119
Acquisition of Held-to-maturity Investments	-	(14,200)
Acquisition of Available-for-Sale Investments	-	(6,500)
Other	113	35	(182)

Net Cash Used in Investing Activities	(183,477)	(83,086)	(111,579)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(707)	(44,905)	(7,919)
Proceeds from Long Term Debt	2,000	-	-
Issuance of Common Stock Upon Exercise of Stock Options	441	106	873
Treasury Stock Transactions	809	(3,217)	(22,438)
Payment of Dividends	(888)	(906)	(940)

Net Cash Provided by (Used in) Financing Activities	1,655	(48,922)	(30,424)

Increase(Decrease) in Cash and Cash Equivalents	51,567	(50,411)	20,866
Cash and Cash Equivalents at Beginning of Period	77,407	127,818	106,952
Cash and Cash Equivalents at End of Period	$128,974	$77,407	$127,818

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$ 969	$ 3,612	$ 5,616

Income Taxes Paid	$ 44,991	$52,308	$ 19,921

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital Lease Obligation	$ 13,715	$ -	$ -

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

1.  Business

     Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company") operate stores, in 42 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse" (two hundred ninety-two stores), "Cohoes Fashions"(five stores), "Decelle" (seven stores), "Luxury Linens" (four stores), "Totally 4 Kids" (one store), and "Baby Depot" (one store). The Company also operates nine stand-alone shoe stores offering moderately priced designer and fashion shoes. Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories.

2.  Principles of Consolidation

     The consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

4.  Cash and Cash Equivalents

     Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at time of purchase. Cash equivalent investments amounted to $119.0 million at June 1, 2002 and $70.5 million at June 2, 2001.

5.  Inventories

     Merchandise inventories are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

6.  Property and Equipment

     Property and equipment are stated at cost and depreciation is computed on the straight line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are depreciated over a ten year period or lease term, whichever is less. Repairs and maintenance expenditures are charged to expense as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are amortized over the lease term. Depreciation of assets recorded as capital leases is included in Depreciation and Amortization on the Consolidated Statement of Operations.

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

9.  Other Current Liabilities

     Other current liabilities primarily consisted of sales tax payable, unredeemed store credits and gift certificates, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

10.  Store Opening Expenses

     Expenses related to new store openings are charged to operations in the period incurred.

11.  Derivatives and Hedging Activities

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk.

12.  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.

13.  Basic and Diluted Net Income Per Share

     SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation.

     Basic and diluted net income per share before extraordinary loss and cumulative effect of accounting change is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of dilutive net income per share are as follows:

	Twelve Months Ended June 1, 2002	Twelve Months Ended June 2, 2001	Twelve Months Ended June 3, 2000
	(all amounts in thousands, except per share data)
Income Before Extraordinary Loss And Cumulative Effect of Accounting Change	$66,864	$71,848	$62,476
Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(823)	-
Cumulative Effect of Accounting Change, Net of Tax	-	-	(1,356)
Net Income	$66,864	$71,025	$61,120
Weighted Average Shares Outstanding	44,418	44,336	45,708
Effect of Dilutive Stock Options	66	50	42
Weighted Average Shares Out- standing, Assuming Dilution	44,484	44,386	45,750
Diluted Net Income Per Share Before Extraordinary Loss and Cumulative Effect of Accounting Change	$ 1.50	$ 1.62	$ 1.37
Extraordinary Loss from Early Extinguishment of Debt, Net of Tax	-	(.02)	-
Cumulative Effect of Accounting Change, Net of Tax	-	-	(.03)
Diluted Net Income Per Share	$ 1.50	$ 1.60	$ 1.34

     Options to purchase 1,900 shares of common stock were outstanding during fiscal 2002, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares and therefore would be antidilutive.

14.  Other Income

     Other income is primarily rental income received from leased departments, interest income and miscellaneous items.

15.  Advertising Costs

     The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expense as incurred. Net advertising expenses, included in Selling and Administrative Expenses on the Consolidated Statement of Operations, for the twelve months ended June 1, 2002, June 2, 2001 and June 3, 2000 were $62.1 million, $59.7 million, and $50.6 million, respectively.

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

19.  Revenue Recognition

     The Company records revenue at the time of sale and delivery of merchandise. The Company records revenue net of allowances for estimated future returns.

20.  Licensed Department Income

     The Company records the net of leased department revenues and related costs to Other Income. Leased department income, included in Other Income, amounted to $9.1 million, $8.9 million and $9.3 million for the years ended June 1, 2002, June 2, 2001 and June 3, 2000, respectively.

21.  Vendor Rebates and Allowances

     Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of costs of goods sold when the related inventory is sold or marked down. Rebates and allowances not tied directly to purchases are recognized as a reduction of selling, general and administrative expense when earned.

22.  Capitalized Computer Software Costs

     In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company capitalized $4.0 million and $2.8 million relating to these costs during fiscal 2002 and fiscal 2001, respectively.

23.  Recent Accounting Pronouncements

     a.  The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales for fiscal 2002, 2001 and 2000 have been recognized upon delivery of merchandise to the customer. Prior to fiscal 2000, layaway sales were recognized when the initial layaway deposit was received. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within Other Current Liabilities. The accounting change had only a slight impact on annual sales and earnings. However, due to the seasonal influences of the business, the accounting change resulted in a shift of sales and earnings among the Company's quarterly periods. The cumulative effect of the change for periods prior to fiscal 2000 was a net decrease in income of $1.4 million or $.03 per share.

     b.  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement was effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company has assessed the impact of SFAS No. 133 and determined that the adoption, as of June 3, 2001, had no effect on the Company's earnings or financial position.

     c.  In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date regardless of when those assets were initially recognized. The Company adopted SFAS No. 141 on August 1, 2001 and determined that the adoption had no effect on the Company's earnings or financial position. The Company adopted SFAS No. 142 on June 2, 2002 and determined that the adoption will not have a material effect on the Company's earnings or financial position.

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

     e.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the reporting provisions of APB Opinion No. 30, Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

     f.  The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in April 2002. SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. Among other things, SFAS No. 145 will change the accounting for certain gains and losses resulting from extinguishments of debt by requiring that a gain or loss from extinguishments of debt be classified as an extraordinary item only if it meets the specific criteria of APB Opinion No. 30. SFAS No. 145 also requires that cash flows from all trading securities be classified as cash flows from operating activities in its statement of cash flows. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. The Company has not determined the impact of applying these provisions. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. These provisions had no impact on the Company's financial statements.

     g.  The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. SFAS No. 146 changes the standards for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 nullifies the guidance of Emerging Issues Task Force ("EITF") 94-3 under which an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

     h.  In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. This Issue addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company has assessed the impact of EITF No. 00-14 and determined that the Issue will not have a material effect on the Company's earnings or financial position.

     i.  In May 2000, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor. EITF No. 00-25 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company has assessed the impact of EITF No. 00-14 and determined that the Issue will not have a material effect on the Company's earnings or financial position.

     j.  In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products). This Issue requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. EITF No. 01-9 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company has assessed the impact of EITF No. 01-9 and determined that the Issue did not have an impact on the Company's earnings or financial position.

24.  Reclassifications

     Certain reclassifications have been made to the prior years' financial statements to conform to the classifications used in the current year.

B.  Property and Equipment

     Property and equipment consists of (in thousands):

June 1, 2002
	Owned	Capital Leases	Total
Land	$ 41,038	-	$ 41,038
Buildings	149,923	$13,715	163,638
Store Fixtures and Equipment	377,285	-	377,285
Leasehold Improvements	223,715	-	223,715
Construction in Progress	11,297	-	11,297
	803,258	13,715	816,973
Less Accumulated Depreciation	(334,737)	(164)	(334,901)
	$468,521	$13,551	$482,072

June 2, 2001
	Owned	Capital Leases	Total
Land	$ 27,916	-	$ 27,916
Buildings	103,465	-	103,465
Store Fixtures and Equipment	332,032	-	332,032
Leasehold Improvements	181,161	-	181,161
Construction in Progress	3,438	-	3,438
	648,012	-	648,012
Less Accumulated Depreciation	(283,987)	-	(283,987)
	$364,025	-	$364,025

C.  Investments

     Long term investments consist of the following as of June 2, 2001 (in thousands):
Held-to-Maturity Investments:	Cost	Unrealized Gains	Estimated Fair Value
Federal Home Loan Mortgage Corporation Note	$4,200	$16	$4,216
Federal National Mortgage Association Note	2,000	13	2,013
	$6,200	$29	$6,229

During fiscal 2001, held-to-maturity investments were pledged as collateral under certain insurance contracts which previously had been collateralized through the use of letter of credit agreements. During fiscal 2002, $6.2 million of the Company's held-to-maturity investments were called by the issuing authority. Proceeds from the sale of these investments were used to purchase money market investments which are classified as restricted cash and cash equivalents on the Company's balance sheet at June 1, 2002. The $6.2 million of money market investments are pledged as collateral for certain insurance contracts.

D.  Accounts Payable

     Accounts payable consists of:

	June 1, 2002	June 2, 2001
	(in thousands)
Accounts Payable-Trade	$297,116	$231,163
Accounts Payable-Due Banks	57,848	14,999
Other	17,762	14,516

	$372,726	$260,678

E.  Store Exit Costs

     During the fourth quarter of fiscal 2001, the Company approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for contractual lease payments and other expenses to be incurred subsequent to the closing of these stores. During fiscal 2002, the Company paid $1.0 million of these costs. In addition, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. At June 1, 2002, the reserve amounted to $0.4 million. The Company believes that this reserve is adequate to cover the expected contractual lease payments and other costs related to the closings.

F.  Lines of Credit

     Total lines of credit from all banks as of June 1, 2002 and June 2, 2001 amounted to $100 million in committed credit and $25 million in uncommitted credit.

     The Company's committed line of credit is a three year commitment which renews for an additional year every year. It is currently available through December 2005. The uncommitted lines of credit are cancelable by the bank at any time. Letters of credit outstanding against these lines were $26.2 million and $17.5 million at June 1, 2002 and June 2, 2001, respectively.

     At June 1, 2002, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $54.8 million during the first quarter of fiscal 2002 and $50.2 million during the second quarter of fiscal 2002. For the comparative periods of a year ago, the maximum borrowing was $70.1 million and $67.5 million, respectively. The average borrowing under these credit lines during the first quarter of fiscal 2002 was $38.1 million, at an average interest rate of 4.2%. During the second quarter of fiscal 2002, the average borrowing under the lines of credit was $22.5 million at an average interest rate of 3.5%. Average borrowing during last year's first quarter was $36.3 million at an average interest rate of 7.0%. During the second quarter of last year, average borrowing was $27.5 million at an average interest rate of 7.0%. During the third and fourth quarters of fiscal 2002 and 2001, there were no borrowings under these lines of credit. Borrowing under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

     Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (4.75% at June 1, 2002).

G.  Long-Term Debt

     Long-term debt consists of:

	June 1, 2002	June 2, 2001
	(in thousands)
Industrial Revenue Bonds, 5.8% due in semi-annual payments of various amounts from September 1, 2001 to September 1, 2010	$ 7,560	$8,065
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,933	-
Capital Lease Obligation	13,580	-
Subtotal	23,073	8,065
Less Current Portion	(828)	(505)
Long-Term Debt	$22,245	$7,560

     The Industrial Revenue Bonds were issued in connection with the construction of the Company's existing distribution center. The Bonds are secured by a first mortgage on the Company's existing distribution center. Indebtedness, totaling $7.6 million, is secured by land and buildings with a net book value of $18.5 million at June 1, 2002.

     On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

     Long-term debt scheduled maturities in each of the next five fiscal years is as follows: 2003-$0.8 million; 2004-$0.8 million; 2005-$0.9 million; 2006-$0.9 million; and 2007-$1.0 million. $44.4 million relating to the Subordinated Notes was repaid during the fiscal year ended June 2, 2001.

     Scheduled maturities of the Company's capital lease obligations in each of the next five fiscal years is as follows: 2003 - $0.1 million; 2004 - $0.1 million; 2005 - $0.1 million; 2006 - $0.1 million; and 2007 - $0.1 million.

     As of June 1, 2002, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At June 1, 2002, $23.1 million of the Company's retained earnings of $722.5 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

H.  Note Receivable from Stock Options Exercised

     During fiscal 2000, the Company made a loan to an officer of the Company in the amount of $204,345. The loan was made in the form of a demand note having an annual interest rate of 5.57% for the purpose of enabling the officer to purchase shares of the Company's Common Stock pursuant to expiring options. During fiscal 2002, the demand note was replaced with a five-year term note with a principal balance of $204,345 and an annual interest rate of 4.64%. The loan is secured by a mortgage on the officer's residence. As of June 1, 2002, accrued interest related to the loan amounted to $28,833. The portion of the loan related to the exercise price of the options exercised is reflected in Stockholders' Equity in the Company's Consolidated Balance Sheet as Notes Receivable from Stock Options Exercised in the amount of $0.1 million.

I.  Lease Commitments

     The Company leases two hundred eighty-five stores, warehousing and distribution facilities and office spaces under operating and capital leases that will expire principally during the next twenty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

     The following is a schedule of future minimum lease payments under the operating and capital leases (in thousands):
Fiscal Year	Operating Leases	Capital Leases
2003	$109,335	$ 1,300
2004	94,254	1,300
2005	82,954	1,300
2006	71,934	1,300
Thereafter	310,634	30,591
Total minimum lease payments	$669,111	35,791
Amount representing interest		(22,211)
Present value of minimum lease payments		$13,580

     The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $13.5 million and $15.2 million relating to operating leases and capital leases, respectively, under non-cancelable subleases and other contingent rental agreements.

     Total rental expenses, included in Selling and Administrative Expense on the Consolidated Statement of Operations, under operating leases for the periods ended June 1, 2002, June 2, 2001, and June 3, 2000 were $107.2 million, $99.1 million and $88.3 million, respectively, including contingent rentals of $2.5 million, $3.0 million and $2.7 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $13.6 million, $12.3 million and $11.6 million, which has been included in other income for the periods ended June 1, 2002, June 2, 2001 and June 3, 2000, respectively.

     The Company has irrevocable letters of credit in the amount of $8.9 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.

J.  Employee Retirement Plans

     The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code. Membership in the salary deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the twelve months ended June 1, 2002, June 2, 2001 and June 3, 2000 were $8.7 million, $9.0 million and $6.3 million, respectively.

K.  Income Taxes

     The provision for income taxes is summarized as follows:
Period Ended	2002	2001	2000
	(in thousands)
Current:
Federal	$36,842	$39,567	$34,285
State and other	5,271	4,811	4,367

Subtotal	42,113	44,378	38,652
Deferred	(1,460)	(1,799)	(1,002)

Total	$40,653	$42,579	$37,650

     A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

Period Ended	2002	2001	2000

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	3.0	2.7	2.7
Other charges	(.2)	(.5)	(.1)

Effective tax rate	37.8%	37.2%	37.6%

     Deferred income taxes for 2002, 2001 and 2000 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

     Temporary differences which give rise to deferred tax assets and liabilities at June 1, 2002 and June 2, 2001 are as follows:
Period Ended	2002		2001
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
	(in thousands)
Current:
Allowance for doubtful accounts	$ 1,570		$ 2,056
Compensated absences	1,226		1,086
Inventory costs and reserves capitalized for tax purposes	6,146		4,230
Insurance reserves	4,501		3,387
Prepaid items deductible for tax purposes		$ 3,423		$ 3,282
Other	514		2,544
	$13,957	$ 3,423	$13,303	$ 3,282
Non-Current:
Depreciation		$11,520		$11,224
Accounting for rent expense	$ 2,968		$ 3,443
Pre-opening costs	7,701		5,983

	$10,669	$11,520	$ 9,426	$11,224

     No valuation account is deemed necessary.

L.     Supplementary Income Statement Information
Period Ended	2002	2001	2000
	(in thousands)
Repairs and Maintenance	$32,701	$29,128	$24,533

M.     Incentive Plans

     In April 1983, the stockholders of the Company adopted a Stock Option and Stock Appreciation Rights Plan (the "1983 Plan"), which authorized the granting of options for the issuance of 1,125,000 shares of common stock. During 1988, the stockholders authorized the issuance of an additional 675,000 shares of common stock for a total of 1,800,000 shares under this Plan. The 1983 Plan provided for the issuance of incentive stock options, nonqualified stock options and stock appreciation rights. This plan expired in April, 1993. In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 540,000 shares of common stock have been reserved for issuance under the 1993 Plan. This plan expired in August, 1998. In October, 1998, the stockholders of the Company approved a stock incentive plan (the "1998 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 350,000 shares of common stock have been reserved for issuance under the 1998 Plan. In August 2002, the Board of Directors of the Company voted to adopt the Company's 2002 Stock Incentive Plan (the "2002 Plan") and to reserve 140,000 shares of common stock for issuance under the 2002 Plan. A total of 40,000 non-qualified stock options have been granted under the 2002 Plan subject to stockholder approval of the 2002 Plan at the Company's annual meeting of stockholders. A summary of stock options transactions in fiscal periods 2000, 2001 and 2002 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding May 29, 1999	302,743	$10.74
Options issued	191,200	$14.29
Options (cancelled)	(10,753)	$ 4.56
Options exercised	(90,750)	$ 4.56

Options outstanding June 3, 2000	392,440	$14.02
Options issued	-	-
Options (cancelled)	(7,200)	$ 9.23
Options exercised	(12,600)	$11.88

Options outstanding June 2, 2001	372,640	$14.18
Options issued	191,800	$15.44
Options cancelled	(10,800)	$17.90
Options exercised	(33,900)	$11.53
Options outstanding June 1, 2002	519,740	$14.74
Options exercisable June 1, 2002	327,940	$14.34

     The following table summarizes information about the stock options outstanding under the Company's option plans as of June 1, 2002:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 6/1/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 6/1/02	Weighted Average Exercise Price
$ 8.85 - $ 9.58	66,720	3.5 yrs	$ 9.35	66,720	$ 9.35
$12.00	80,900	7.8 yrs	$12.00	80,900	$12.00
$15.44	191,800	9.7 yrs	$15.44	-	-
$16.28 - $16.84	151,900	6.6 yrs	$16.58	151,900	$16.58
$20.57 - $22.13	28,420	2.1 yrs	$20.67	28,420	$20.67
	519,740			327,940

     The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, effective with the 1997 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in fiscal 2002, 2001 and 2000, consistent with the methodology in SFAS No. 123, the pro forma effects on the Company's net income per share would have been as follows (in thousands, except per share amounts):
	2002	2001	2000
Net Income: As reported	$66,864	$71,025	$61,120
Pro forma	$66,490	$70,774	$60,799

Net Income per Share:
As reported	$1.51	$1.60	$1.34
Pro forma	$1.50	$1.60	$1.33

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2000 (no options were granted during fiscal 2001):
	2002	2000

Risk-free interest rate	2.00%	5.85%
Expected volatility	54.5%	48.4%
Expected life	8 years	6 years
Contractual life	10 years	10 years
Expected Dividend Yield	0.1%	0.1%
Fair value of options granted	$9.07	$7.41

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

N.  Interim Financial Information (Unaudited)
          (All amounts in thousands, except per share data)

Fiscal Year Ended June 1, 2002

	13 Weeks Ended
	September 1, 2001	December 1, 2001	March 2, 2002	June 1, 2002
Net sales	$451,551	$744,236	$779,820	$601,599

Gross margin	$156,691	$294,384	$276,115	$235,625
Net Income (loss)	($20,577)	$ 41,265	$ 37,306	$ 8,870
Net income(loss) per common share -- basic and diluted:
Net Income (loss) -- basic	($0.46)	$ 0.93	$ 0.84	$ 0.20
Net Income (loss) -- diluted	($0.46)	$ 0.93	$ 0.84	$ 0.19

Fiscal Year Ended June 2, 2001

	13 Weeks Ended
	September 2, 2000	December 2, 2000	March 3, 2001	June 2, 2001
Net sales	$415,671	$735,262	$722,713	$526,643

Gross margin	$143,317	$285,259	$251,698	$202,050
Income (loss) before extraordinary Loss from early extinguishment of of debt, net of tax	$(13,536)	$ 47,510	$ 36,115	$ 1,759
Extraordinary loss from early Extinguishment of debt, net of tax	(815)	-	-	(8)
	($14,351)	$ 47,510	$ 36,115	$ 1,751
Net income(loss) per common share -- basic and diluted:
Income (loss) before extraordinary loss from early extinguishment of debt, net of tax	($0.30)	$ 1.07	$ 0.82	$ 0.04
Extraordinary loss from early extinguishment of debt, net of tax	(0.02)	-	-	-

Net income (loss)	($0.32)	$ 1.07	$ 0.82	$ 0.04

Results of quarterly operations are impacted by the highly seasonal nature of the Company's business and timing of certain holiday selling seasons.

O.  Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these items.

     Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair values of long term investments were based on market prices of the securities. The estimated fair values of long-term debt (including current maturities) and long term investments are as follows:

	June 1, 2002		June 2, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-Term Investments	-	-	$6,200	$6,229
Long-Term Debt (including capital lease obligation and current maturities)	$23,073	$23,460	$8,065	$8,167

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

P.  Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company has a policy of making investments in debt securities with short-term ratings of A-1 (or equivalent) or long-term ratings of A and A-2 (or equivalent). The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

Q.  Segment Information

     The Company reports segment information in accordance with SFAS No.131, Disclosure about Segments of an Enterprise and Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows:
Period Ended	June 1, 2002 (52 weeks)	June 2, 2001 (52 weeks)	June 3, 2000 (53 weeks)
	(in thousands)
Apparel	$1,978,122	$1,859,873	$1,707,670
Home Products	599,084	540,416	491,026
	$2,577,206	$2,400,289	$2,198,696

     Apparel includes all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. Home products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

R.  Legal Matters

     From time to time in the ordinary course of business, the Company is party to litigation. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements; however, there can be no assurances to this effect.

___________________________________________________________________

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of two cents ($.02) per share in fiscal 2002, fiscal 2001 and fiscal 2000. The cash dividend for fiscal 2002 was declared on August 23, 2001, and was paid on November 16, 2001, to stockholders of record on October 19, 2001. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors is to retain the majority of earnings to finance the growth and development of the Company's business. At June 1, 2002, $23.1 million of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.

Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 4, 2000 to June 1, 2002 and for the two months ended July 31, 2002:

Period	Low Price	High Price
June 4, 2000 to September 2, 2000	10.8125	13.3750

September 3, 2000 to December 2, 2000	12.8750	16.0000

December 3, 2000 to March 3, 2001	14.5625	20.6000

March 4, 2001 to June 2, 2001	16.7500	21.7300

June 3, 2001 to September 1, 2001	14.1000	20.5000

September 2, 2001 to December 1, 2001	12.8500	16.7000

December 2, 2001 to March 2, 2002	15.2000	18.3000

March 3, 2002 to June 1, 2002	18.0000	23.4000

June 2, 2002 to July 31, 2002	17.3500	22.1700

     As of July 31, 2002, there were 258 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
Schedule II - Valuation and Qualifying Accounts
(All amounts in thousands)
	COL.A	COL.B	COL.C	COL.D	COL.E

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS	BALANCE ACCOUNTS WRITTEN OFF	AT END OF PERIOD

DESCRIPTION

Period Ended 6/1/02

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$1,570	$12,108	$0	$9,864	$3,994

Period Ended 6/2/01

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$604	$8,175	$0	$7,209	$1,570

[THIS PAGE INTENTIONALLY LEFT BLANK]

File No. 1-8739

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

EXHIBITS FILED WITH

FORM 10-K

FOR FISCAL YEAR ENDED

June 1, 2002

under

The Securities Exchange Act of 1934

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

(Exact Name of Registrant as specified in its Charter)

INDEX TO EXHIBITS
3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	2/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	Filed Herewith

10.5	Revolving Credit and Term Loan Agreement dated as of February 1, 2001 between the Company and National City Bank	2/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	2/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	2/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	2/

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 30, 1998. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
*	Executive Compensation Plan.

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	Filed Herewith

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	3/

21	Subsidiaries of Registrant	Filed Herewith

23

Consent of Deloitte & Touche LLP, independent
  certified public accountants, to the use of
  their report on the financial statements of
  the Company for the year ended June 1, 2002
  in the Registration Statements of the Company
  on Form S-8, Registration No. 2-96332,
  No. 33-21569, No. 33-51965, No. 333-41077,
  No. 333-65995,No. 333-78941 and No. 333-74244

Filed Herewith

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

____________________
(3)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
*	Executive Compensation Plan.