Form 10-Q
period 2002-08-31
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2002-10-15
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2002

or

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

Class	Outstanding at October 4, 2002
--------------------------	---------------------------------
Common stock, par value $1	44,486,921

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(All amounts in thousands)
	August 31,	June 1,
	2002	2002
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 24,948	$ 122,774
Restricted Cash	6,200	6,200
Accounts Receivable	14,298	16,273
Merchandise Inventories	687,057	564,652
Deferred Tax Asset	10,760	10,534
Prepaid and Other Current Assets	13,706	30,282
Prepaid Income Tax	13,202	-
Total Current Assets	770,171	750,715

Property and Equipment (Net of Accumulated Depreciation and Amortization)	500,929	482,072
Intangible Assets (Net of Accumulated Amortization)	36,560	33,156
Other Assets	5,289	7,848

Total Assets	$1,312,949	$1,273,791

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 390,994	$ 372,726
Notes Payable	43,500	-
Income Taxes Payable	-	5,424
Other Current Liabilities	134,963	135,424
Current Maturities of Long Term Debt and Obligations Under Capital Leases	282	828

Total Current Liabilities	569,739	514,402

Long Term Debt and Obligations Under Capital Leases	22,181	22,245
Other Liabilities	13,749	13,795
Deferred Tax Liability	754	851

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,758	49,749
Capital in Excess of Par Value	21,341	21,259
Retained Earnings	696,026	712,089
Accumulated Other Comprehensive Income (Loss)	(2)	(2)
Note Receivable from Stock Options Exercised	(100)	(100)
Treasury Stock at Cost	(60,497)	(60,497)

Total Stockholders' Equity	706,526	722,498

Total Liabilities and Stockholders' Equity	$1,312,949	$1,273,791

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)
	Three Months Ended
	August 31,	September 1,
	2002	2001
REVENUES:

Net Sales	$ 506,104	$ 451,551
Other Income	6,899	4,725

	513,003	456,276
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	326,906	294,860
Selling and Administrative Expenses	194,564	179,520
Depreciation Expense	15,940	13,713
Amortization Expense	972	846
Interest Expense	450	313

	538,832	489,252

Loss Before Income Tax Benefit	(25,829)	(32,976)
Income Tax Benefit	(9,766)	(12,399)

Net Loss	($16,063)	($20,577)

Basic and Diluted Earnings Per Share:
Basic and Diluted Net Loss Per Share	($.36)	($.46)
Weighted Average Shares Outstanding	44,482,687	44,406,057
Dividends Per Share	$ -	$ .02

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Three Months Ended
	August 31,	September 1,
	2002	2001

OPERATING ACTIVITIES
Net Loss	($16,063)	($20,577)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and Amortization	16,912	14,559
Provision for Losses on Accounts Receivable	1,611	1,438
Provision for Deferred Income Taxes	(323)	41
(Gain)/Loss on Disposition of Fixed Assets and Leasehold Purchases	(507)	360
Other	(68)	(65)
Changes in Operating Assets and Liabilities:
Accounts Receivable	348	(1,486)
Merchandise Inventories	(122,405)	(117,329)
Prepaids and Other Current Assets	3,374	(7,711)
Accounts Payable	18,268	72,065
Accrued and Other Current Liabilities	(5,885)	1,140

Net Cash Used by Operating Activities	(104,738)	(57,565)

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(33,319)	(52,781)
Proceeds from Sale of Fixed Assets	1,592	-
Acquisition of Leaseholds	(4,375)	(1,210)
Receipts Against Long Term Notes Receivable	16	13
Other	18	2

Net Cash Used in Investing Activities	(36,068)	(53,976)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(611)	(505)
Net Borrowings on Line of Credit	43,500	50,200
Issuance of Common Stock Upon Exercise of Stock Options	91	54

Net Cash Provided by Financing Activities	42,980	49,749

Decrease in Cash and Cash Equivalents	(97,826)	(61,792)
Cash and Cash Equivalents at Beginning of Period	128,974	77,407

Cash and Cash Equivalents at End of Period	$ 31,148	$ 15,615

Interest Paid:	$ 557	$ 432
Income Taxes Paid:	$ 9,183	$ 6,623

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 31, 2002 AND SEPTEMBER 1, 2001

1.   The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. Because the Company's business is seasonal in nature, the operating results for the three months ended August 31, 2002 and the corresponding period ended September 1, 2001 are not necessarily indicative of results for the fiscal year.

2.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 27, 2002.

3.   Merchandise inventories as of August 31, 2002 and June 1, 2002 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

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

5.   The Company records revenue at the time of sale and delivery of merchandise. The Company records revenue net of allowances for estimated future returns. The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales for fiscal 2003 and 2002 have been recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within other current liabilities.

6.   As of August 31, 2002, the Company had a deferred tax liability of $0.8 million and a current deferred tax asset of $10.8 million. As of June 1, 2002, the Company had a deferred tax liability of $0.9 million and a current deferred tax asset of $10.5 million.

Valuation allowances were not required. Deferred tax assets consists primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes, and tax loss carryforwards. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7.   Intangible assets consists primarily of leasehold purchases, which are amortized over the minimum life of the related lease term (See footnote 23a). Intangible assets as of August 31, 2002 and June 1, 2002 are as follows (all amounts in thousands) (unaudited):

	August 31, 2002			June 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$50,478	$14,163	$36,315	$46,102	$13,199	$32,903
Other	463	218	245	463	210	253
	$50,941	$14,381	$36,560	$46,565	$13,409	$33,156

Amortization expense amounted to $1.0 million for the three months ended August 31, 2002 and $0.8 million for the three months ended September 1, 2001. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2004 - $3.4 million; fiscal 2005 - $3.0 million; fiscal 2006 - $2.7 million; fiscal 2007 - $2.5 million; fiscal 2008 - $1.7 million. Leasehold purchases made during the three months ended August 31, 2002 amounted to $4.4 million. Leaseholds acquired during the three months ended August 31, 2002 have a weighted average amortization period of approximately eight years.

8.   Other assets consists primarily of notes receivable.

9.   Other current liabilities primarily consists of sales tax payable, unredeemed store credits and gift certificates, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

10.  During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for lease commitments and other expenses to be incurred subsequent to the closing of these stores. During the three months ended August 31, 2002, $0.3 million of payments for rent and other rent related expenses were applied against this reserve. At August 31, 2002, the reserve amounted to $0.1 million. The Company believes this reserve is adequate to cover the expected contractual lease and other expenses related to these closings.

11.  Long-term debt consists of:

	August 31, 2002	June 1, 2002
	(in thousands)
Industrial Revenue Bonds, 5.8% due in semi-annual payments of various amounts from September 1, 2003 to September 1, 2010	$ 7,005	$ 7,560
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,883	1,933
Capital Lease Obligation	13,575	13,580
Subtotal	22,463	23,073
Less Current Portion	(282)	(828)
Long-Term Debt	$22,181	$22,245

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

12.  As of August 31, 2002, the Board of Directors of the Company had not declared a cash dividend for for fiscal 2003. In fiscal 2002, the Company declared a cash dividend of two cents ($.02) per share during the first fiscal quarter, which was subsequently paid during the second fiscal quarter.

13.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the three months ended August 31, 2002 and the three months ended September 1, 2001, comprehensive income consisted solely of net income.

14.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Three Months Ended
	August 31,	September 1,
	2002	2001
Apparel	$375,060	$330,021
Home Products	131,044	121,530
	$506,104	$451,551

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

15.  The Company records the net of leased department revenues and related costs to other income. Leased department income, included in other income, amounted to $1.8 million for the three month period ended August 31, 2002, compared with $2.1 million for the similar period of a year ago.

16.  Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of costs of goods sold when the related inventory is sold or marked down. Rebates and allowances not tied directly to purchases are recognized as a reduction of selling, general and administrative expense when earned.

17.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $0.9 million relating to these costs during the three months ended August 31, 2002. For the similar comparative three month period of a year ago, the Company capitalized $0.4 million.

18.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month period ended August 31, 2002 were $11.2 million. For the three month period ended September 1, 2001, net advertising costs amounted to $10.0 million.

19.  Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net loss per share are as follows (unaudited):
	Three Months Ended August 31, 2002	Three Months Ended September 1, 2001
	(all amounts in thousands, except per share data)
Net Loss	($16,063)	($20,577)

Weighted Average Shares Outstanding	44,483	44,406

Effect of Dilutive Stock Options	89	48

Weighted Average Shares Outstanding Assuming Dilution	44,572	44,454

Basic and Diluted Net Loss Per Share	($0.36)	($0.46)

20.  The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk.

21.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company has a policy of making investments in debt securities with short-term ratings of A-1 (or equivalent) or long-term ratings of A and A-2 (or equivalent). The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

22.  Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current year.

23.  a.  In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS 142 is effective for fiscal years beginning after December 15, 2001 for all goodwill and other intangible assets recognized in an entity's balance sheet at that date regardless of when those assets were initially recognized. The Company adopted SFAS No. 141 on July 1, 2001 and determined that the adoption had no effect on the Company's earnings or financial position. The Company adopted SFAS No. 142 on June 2, 2002. The adoption did not have a material effect on the Company's earnings or financial position.

     b.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

     c.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the reporting provisions of APB Opinion No. 30, Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on June 2, 2002. The Company's adoption of this statement had no effect on its consolidated financial statements.

     d.  The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in April 2002. SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. Among other things, SFAS No. 145 will change the accounting for certain gains and losses resulting from extinguishments of debt by requiring that a gain or loss from extinguishments of debt be classified as an extraordinary item only if it meets the specific criteria of APB Opinion No. 30. SFAS No. 145 also requires that cash flows from all trading securities be classified as cash flows from operating activities in its statement of cash flows. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. These provisions had no impact on the Company's financial statements.

     e.  The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. SFAS No. 146 changes the standards for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 nullifies the guidance of Emerging Issues Task Force ("EITF") 94-3 under which an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company is in the process of analyzing the impact of the adoption of this statement on its consolidated financial statements.

     f.  In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. This Issue addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company has assessed the impact of EITF No. 00-14 and determined that the Issue did not have a material effect on the Company's earnings or financial position.

     g.  In May 2000, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor. EITF No. 00-25 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company has assessed the impact of EITF No. 00-25 and determined that the Issue did not have a material effect on the Company's earnings or financial position.

     h.  In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products). This Issue requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. EITF No. 01-9 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company has assessed the impact of EITF No. 01-9 and determined that the Issue did not have an impact on the Company's earnings or financial position.

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

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month periods ended August 31, 2002 and September 1, 2001.

	Percentage of Net Sales
	Three Months Ended (unaudited)
	August 31,	September 1,
	2002	2001

Net sales	100.0%	100.0%

Costs and expenses: Cost of sales	64.6	65.3

Selling & adminis- trative expenses	38.4	39.7

Depreciation	3.2	3.0

Amortization	0.2	0.2

Interest expense	0.1	0.1

	106.5	108.3

Other income	1.4	1.0

Loss before income taxes	(5.1)	(7.3)

Income tax benefit	1.9	2.7

Net loss	(3.2%)	(4.6%)

Three Months Ended August 31, 2002 and September 1, 2001

Consolidated sales increased $54.6 million (12.1%) for the three month period ended August 31, 2002 compared with the three month period ended September 1, 2001. Comparative stores sales increased 1.7%. Six new Burlington Coat Factory stores, two new MJM Designer Shoe stores and two relocated stores opened during the first quarter contributed $4.6 million to this year's net sales. Sales from stores operating in the current fiscal year but not operating during the comparative period last year contributed $48.9 million to net sales. Eleven stores which were in operation a year ago, but which were closed prior to this year, contributed $14.3 million to last year's sales. The two stores closed due to relocation and three additional stores closed during the current fiscal quarter, contributed $2.5 million to last year's sales.

As a result of the terrorist attack on the World Trade Center on September 11, 2001, one of the Company's stores, located in close proximity to the disaster, was damaged. The Company believes that the book value of all assets lost is recoverable through insurance. The store has been closed since September 11, 2001, and a reopening date has not yet been determined.

Other income (consisting of investment income, rental income from leased departments and miscellaneous items) was $6.9 million for the three months ended August 31, 2002 and $4.7 million for the three months ended September 1, 2001. During the fourth quarter of fiscal 2002, the Company implemented a warehouse receipts compliance system. This new system monitors receipts of merchandise into the Company's warehouse facilities for compliance with Company shipping guidelines. Vendors whose shipments do not comply with the stated guidelines are charged a non-compliance fee. During the first quarter of fiscal 2003, these fees amounted to approximately $1.0 million. As more vendors come into compliance with the Company's shipping guidelines, it is anticipated that the non-compliance fees earned by the Company will decrease. During the first quarter of fiscal 2003, the Company realized a gain of approximately $1.2 million on the sale of a non-store property.

Cost of sales increased $32.0 million (10.9%) for the three month period ended August 31, 2002 compared with the similar period a year ago. For the comparative three month period, cost of sales, as a percentage of sales, decreased to 64.6% from 65.3%. This percentage decrease was primarily the result of higher initial markons during the current three month period compared with the similar period of a year ago.

Selling and administrative expenses increased by $15.0 million (8.4%) for the three month period ended August 31, 2002 compared with the similar period a year ago. The increase in selling and administrative expenses was primarily a result of the increased number of stores operating during the three month period compared with the similar period a year ago. As a percentage of sales, selling and administrative expenses decreased to 38.4% for the three months ended August 31, 2002 from 39.7% in the comparative three month period of a year ago. This change was primarily due to comparative store sales increases and to a decrease in occupancy related expenditures as a percentage of sales in the first fiscal quarter of fiscal 2003 compared with the similar period of a year ago.

Depreciation expense was $15.9 million for the three months ended August 31, 2002 compared with $13.7 million for the similar period of fiscal 2002. The increase is due to capital additions made by the Company for new store purchases, improvements, expansions and remodeling over the past two years.

Amortization of leasehold purchases and other intangible assets amounted to $1.0 million for the three months ended August 31, 2002 compared with $0.8 million for the comparative period of a year ago. The increase is due to amortization of leasehold purchases made subsequent to September 1, 2001.

Interest expense increased $0.1 million to $0.5 million for the three months ended August 31, 2002 compared with the three months ended September 1, 2001. Interest expense related to a capital lease transaction, entered into by the Company during the fourth quarter of fiscal 2002, amounted to $0.3 million for the three months ended August 31, 2002. Interest relating to the Company's borrowings under its lines of credit decreased from $0.2 million for the first quarter of fiscal 2002 to less than $0.1 million for the three months ended August 31, 2002.

Income tax benefit decreased to $9.8 million for the three months ended August 31, 2002 from $12.4 million for the similar period of a year ago. The effective tax rates were 37.8% and 37.6% for the three month period ended August 31, 2002 and September 1, 2001, respectively.

Net loss decreased $4.5 million to $16.1 million for the three months ended August 31, 2002 from $20.6 million for the comparative period of a year ago. Loss per share was $0.36 per share for the current fiscal year's first quarter and $0.46 for the comparative three month period of a year ago.

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

Liquidity and Capital Resources

The Company estimates spending approximately $190.0 million in capital expenditures during fiscal 2003 including $27.0 million for land, buildings and leasehold purchases for stores, $110.0 million for store expenditures, $45.0 million for upgrades and expansion of warehouse facilities, and $8.0 million for computer and other equipment expenditures. For the first three months of fiscal 2003, capital expenditures amounted to approximately $37.7 million.

Working capital was $200.4 million at August 31, 2002 compared with $236.3 million at June 1, 2002. This decrease was due primarily to purchases of property and equipment.

Net cash used in operating activities was $104.7 million for the three months ended August 31, 2002. The primary use of cash for operating activities during the current three month period was for the purchase of additional inventory. Inventory increases resulted from the stocking of new stores and from the normal seasonal buildup of inventory throughout the chain.

As of August 31, 2002, the Board of Directors of the Company had not declared a cash dividend for fiscal 2003. The Company declared a cash dividend of $.02 per share during the first quarter of fiscal 2002 which was subsequently paid during the second quarter.

As of August 31, 2002, the Company had authorization to purchase an additional $3.6 million of its stock.

The Company's long term borrowings at August 31, 2002 consists of an industrial development bond of $7.0 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.9 million loan from the Burlington County Board of Chosen Freeholders and a capital lease obligation of $13.6 million.

The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $0.6 million and mature in series annually on September 1 through the year 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest at 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 6.0% and 5.0 years, respectively.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

The Company has a capital lease obligation relating to one of its stores. The lease term for this location began during the fourth quarter of fiscal 2002 and extends over twenty-five years. The capital lease obligation equaled the present value of the minimum lease payments under the lease and amounted to $13.7 million. At August 31, 2002, the Company's capital lease obligation was $13.6 million.

The Company has in place a committed line of credit agreement in the amount of $100.0 million and an additional $35.0 million in uncommitted lines of credit. Short term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (4.75% at August 31, 2002).

At August 31, 2002, the Company had borrowings under these lines of credit of $43.5 million. Maximum borrowings during the quarter amounted to $43.5 million. The average borrowings under these credit lines during the period of borrowing was $19.3 million, at an average interest rate of 2.3%. Borrowings under the Company's lines of credit were necessary during the current year's first quarter primarily because of the Company's capital expenditures associated with new stores to be opened during the current fiscal year and to the purchase of inventory during the quarter. At September 1, 2001, the Company had borrowings under these lines of credit of $50.2 million. The average borrowings under the credit line during the period of borrowing was $38.1 million, at an average interest rate of 4.2%. The Company had letter of credit commitments outstanding against these lines of credit of $29.5 million as of the end of the first quarter of fiscal 2003 and $26.2 million at June 1, 2002.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At August 31, 2002, the Company had $43.5 million in borrowings under the lines of credit at an interest rate of 2.4%. This approximates the fair value of the borrowings at August 31, 2002. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at August 31, 2002(in thousands):

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at August 31, 2002 (unaudited)

	Fixed Rate Debt	Average Interest Rate

2003	$ 218	2.3%
2004	893	4.5%
2005	961	4.8%
2006	1,040	4.9%
2007	1,125	5.3%
Thereafter	18,226	7.9%
Total	$22,463
Fair Value at August 31, 2002	$22,681

Item 4.   Controls and Procedures.

The Company's principal executive officer, Monroe G. Milstein, and the Company's principal financial officer, Robert LaPenta, have reviewed and evaluated the Company's disclosure controls and procedures as of a date within ninety days prior to the filing of this quarterly report on Form 10-Q. Based on their review, these officers have concluded that such disclosure controls and procedures are adequate for the effective recording, processing and summarizing of information for the preparation of this quarterly report on Form 10-Q. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The Company filed one report on Form 8-K during the period ended August 31, 2002. The report on Form 8-K was filed on August 27, 2002 and contained the sworn statements of the Company's principal executive officer and principal financial officer delivered to the Securities and Exchange Commission (the "Commission") pursuant to Commission Order No. 4-460. The report on Form 8-K did not contain any financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
/s/ Monroe G. Milstein
Monroe G. Milstein
President & Chief Executive Officer

/s/ Robert L. LaPenta, Jr.
Robert L. LaPenta, Jr.
Vice President - Chief Accounting Officer

Date: October 15, 2002

CERTIFICATIONS

          I, Monroe G. Milstein, President and Chief Executive Officer of Burlington Coat Factory Warehouse Corporation, certify that:

          (1)     I have read this quarterly report on Form 10-Q of Burlington Coat Factory Warehouse Corporation;

          (2)     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods presented in this quarterly report;

          (3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          (4)     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period during which this quarterly report is being prepared;

                  (b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c)     presented in the quarterly report our conclusions about the effectiveness of the Company's disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5)     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6)     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Monroe G. Milstein
Monroe G. Milstein
President & Chief Executive Officer (Principal Executive Officer)

          I, Robert L. LaPenta, Vice President - Chief Accounting Officer of Burlington Coat Factory Warehouse Corporation, certify that:

          (1)     I have read this quarterly report on Form 10-Q of Burlington Coat Factory Warehouse Corporation;

          (2)     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the periods presented in this quarterly report;

          (3)     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          (4)     The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period during which this quarterly report is being prepared;

                  (b)     evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within ninety days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  (c)     presented in the quarterly report our conclusions about the effectiveness of the Company's disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          (5)     The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

                  (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

                  (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6)     The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Robert L. LaPenta
Robert L. LaPenta
Vice President - Chief Accounting Officer (Principal Accounting Officer)