Form 10-Q
period 2002-11-30
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2003-01-14
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

or

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

Class	Outstanding at December 30, 2002
--------------------------	---------------------------------
Common stock, par value $1	44,490,821

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(All amounts in thousands)
	November 30,	June 1,
	2002	2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 76,012	$ 122,774
Restricted Cash	6,200	6,200
Accounts Receivable	30,849	16,273
Merchandise Inventories	759,001	564,652
Deferred Tax Asset	10,986	10,534
Prepaid and Other Current Assets	18,370	30,282

Total Current Assets	901,418	750,715

Property and Equipment (Net of Accumulated Depreciation and Amortization)	519,472	482,072
Intangible Assets (Net of Accumulated Amortization)	44,088	33,156
Other Assets	1,211	7,848

Total Assets	$1,466,189	$1,273,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 498,349	$ 372,726
Income Taxes Payable	10,098	5,424
Other Current Liabilities	173,603	135,424
Current Maturities of Long Term Debt and Obligations Under Capital Leases	888	828

Total Current Liabilities	682,938	514,402

Long Term Debt and Obligations Under Capital Leases	21,505	22,245
Other Liabilities	13,765	13,795
Deferred Tax Liability	658	851

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,766	49,749
Capital in Excess of Par Value	21,427	21,259
Retained Earnings	736,719	712,089
Accumulated Other Comprehensive Income (Loss)	(2)	(2)
Note Receivable from Stock Options Exercised	(91)	(100)
Treasury Stock at Cost	(60,496)	(60,497)

Total Stockholders' Equity	747,323	722,498

Total Liabilities and Stockholders' Equity	$1,466,189	$1,273,791

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

(All amounts in thousands, except share data)
	Six Months Ended		Three Months Ended
	November 30,	December 1,	November 30,	December 1,
	2002	2001	2002	2001
REVENUES:

Net Sales	$1,288,881	$1,195,787	$ 782,777	$ 744,236
Other Income	15,531	11,011	8,632	6,286

	1,304,412	1,206,798	791,409	750,522
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	803,182	744,712	476,276	449,852
Selling and Administrative Expenses	423,464	398,894	228,900	219,374
Depreciation	33,725	27,671	17,785	13,958
Amortization	1,944	1,693	972	847
Interest Expense	1,063	542	613	229

	1,263,378	1,173,512	724,546	684,260

Income Before Provision for Income Taxes	41,034	33,286	66,863	66,262
Provision for Income Taxes	15,516	12,598	25,282	24,997

Net Income	$ 25,518	$ 20,688	$ 41,581	$ 41,265

Basic and Diluted Earnings Per Share:

Basic and Diluted Net Income Per Share	$ .57	$ .47	$ .93	$ .93

Weighted Average Shares Outstanding	44,485,076	44,403,914	44,487,465	44,401,771

Dividends Per Share	$ .02	$ .02	$ .02	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Six Months Ended
	November 30,	December 1,
	2002	2001

OPERATING ACTIVITIES
Net Income	$ 25,518	$ 20,688
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	35,669	29,364
Provision for Losses on Accounts Receivable	4,613	4,865
Provision for Deferred Income Taxes	(645)	235
(Gain) Loss on Disposition of Fixed Assets	(812)	819
Non-Cash Rent Expense and Other	(163)	(283)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(19,020)	(22,063)
Merchandise Inventories	(194,349)	(212,189)
Prepaids and Other Current Assets	11,912	4,157
Accounts Payable	125,623	273,645
Other Current Liabilities	42,853	33,908

Net Cash Provided by Operating Activities	31,199	133,146

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(69,990)	(96,038)
Proceeds From Sale of Fixed Assets	2,238	2
Proceeds From Sale of Long Term Investments	-	4,200
Acquisition of Leaseholds	(12,876)	(24,720)
Issuance of Notes Receivable	(186)	(400)
Receipts Against Long Term Notes Receivable	4,104	29
Minority Interest and Other	131	123

Net Cash Used in Investing Activities	(76,579)	(116,804)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(680)	(505)
Payment of Dividends	(888)	(888)
Issuance of Common Stock Upon Exercise of Stock Options	185	60
Purchase of Treasury Stock	1	(145)

Net Cash Used in Financing Activities	(1,382)	(1,478)

Increase (Decrease) in Cash and Cash Equivalents	(46,762)	14,864
Cash and Cash Equivalents at Beginning of Period	122,774	77,407

Cash and Cash Equivalents at End of Period	$ 76,012	$ 92,271

Interest Paid:	$ 1,071	$ 548
Income Taxes Paid:	$ 11,487	$ 8,811

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX AND
THREE MONTHS ENDED NOVEMBER 30, 2002 AND DECEMBER 1, 2001

1.   The condensed consolidated financial statements include the accounts of the Company and all its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim period. Because the Company's business is seasonal in nature, the operating results for the six and three months ended November 30, 2002, and the corresponding periods ended December 1, 2001 are not necessarily indicative of results for the fiscal year.

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

3.   Merchandise inventories as of November 30, 2002 and June 1, 2002 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

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

5.   The Company records revenue at the time of sale and delivery of merchandise. The Company records revenue net of allowances for estimated future returns. The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within other current liabilities.

6.   As of November 30, 2002, the Company had a deferred tax liability of $0.7 million and a current deferred tax asset of $11.0 million. As of June 1, 2002, the Company had a deferred tax liability of $0.9 million and a current deferred tax asset of

$10.5 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7.   Intangible assets consists primarily of leasehold purchases, which are amortized over the minimum life of the related lease term (See footnote 23a). Intangible assets as of November 30, 2002 and June 1, 2002 are as follows (all amounts in thousands) (unaudited):

	November 30, 2002			June 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$58,978	$15,127	$43,851	$46,102	$13,199	$32,903
Other	463	226	237	463	210	253
	$59,441	$15,353	$44,088	$46,565	$13,409	$33,156

Amortization expense amounted to $1.9 million and $1.0 million for the six and three months ended November 30, 2002 and $1.7 and $0.8 million for the six and three months ended December 1, 2001. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2004 - $3.5 million; fiscal 2005 - $3.2 million; fiscal 2006 - $2.9 million; fiscal 2007 - $2.7 million; fiscal 2008 - $2.4 million. Leasehold purchases made during the six months ended November 30, 2002 amounted to $12.9 million. Leaseholds acquired during the six months ended November 30, 2002 have a weighted average amortization period of approximately eight years.

8.   Other assets consists primarily of notes receivable.

9.   Other current liabilities primarily consists of sales tax payable, unredeemed store credits and gift certificates, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

10.  During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for lease commitments and other expenses to be incurred subsequent to the closing of these stores. During the six and three months ended November 30, 2002, $0.4 million and $0.1 million of payments for rent and other rent related expenses were applied against this reserve. As of November 30, 2002, all costs related to the store closings had been paid.

11.  Long-term debt consists of (all amounts in thousands)(unaudited):

	November 30, 2002	June 1, 2002

Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2003 to September 1, 2010	$ 7,005	$ 7,560
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,833	1,933
Capital Lease Obligation	13,555	13,580
Subtotal	22,393	23,073
Less Current Portion	(888)	(828)
Long-Term Debt	$21,505	$22,245

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

12.  On October 24, 2002, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 30, 2002 to stockholders of record on November 6, 2002 and amounted to $0.9 million.

13.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the six and three months ended November 30, 2002 and the six and three months ended December 1, 2001, comprehensive income consisted solely of net income.

14.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Six Months Ended		Three Months Ended
	November 30,	December 1,	November 30,	December 1,
	2002	2001	2002	2001
Apparel	$ 994,033	$ 920,710	$618,973	$590,689
Home Products	294,848	275,077	163,804	153,547
	$1,288,881	$1,195,787	$782,777	$744,236

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

15.  The Company records the net of leased department revenues and related costs to other income. Leased department income, included in other income, amounted to $3.9 million and $2.1 million for the six and three month periods ended November 30, 2002, compared with $4.3 million and $2.2 million for the similar periods of a year ago.

16.  Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of costs of goods sold when the related inventory is sold or marked down. Rebates and allowances related to the reimbursement of selling, general and administrative expense are recognized as a reduction of selling, general and administrative expense when earned (See footnote 21i).

17.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $2.1 million and $1.2 million relating to these costs during the six and three months ended November 30, 2002, respectively. For the similar comparative six and three month periods of a year ago, the Company capitalized $1.3 million and $0.9 million, respectively.

18.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended November 30, 2002 were $33.5 million and $22.3 million, respectively. For the six and three month periods ended December 1, 2001, net advertising costs amounted to $32.1 million and $22.1 million, respectively.

19.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net income per share are as follows (unaudited):

	Six Months Ended November 30, 2002	Six Months Ended December 1, 2001	Three Months Ended November 30, 2002	Three Months Ended December 1, 2001
	(all amounts in thousands, except per share data)
Net Income	$25,518	$20,688	$41,581	$41,265

Weighted Average Shares Outstanding	44,485	44,404	44,487	44,402

Effect of Dilutive Stock Options	88	45	86	41

Weighted Average Shares Outstanding Assuming Dilution	44,573	44,449	44,573	44,443

Basic and Diluted Net Income Per Share	$ 0.57	$ 0.47	$ 0.93	$ 0.93

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

     b.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company has assessed the impact of the adoption of this statement on its consolidated financial statements and determined that it will not have a material effect on the Company's earnings or financial position.

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

     e.  The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. SFAS No. 146 changes the standards for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 nullifies the guidance of Emerging Issues Task Force ("EITF") 94-3 under which an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company has not entered into any exit or disposal activities subsequent to December 31, 2002.

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

     i.  In November 2002, the EITF issued sections of EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address when a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. The Company is in the process of analyzing the impact of the adoption of this Issue on its consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, reserves for closed stores and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company records reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required.

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

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended November 30, 2002 and December 1, 2001.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	November 30,	December 1,	November 30,	December 1,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	62.3	62.3	60.8	60.4

Selling & adminis- trative expenses	32.9	33.4	29.3	29.5

Depreciation	2.6	2.3	2.3	1.9

Amortization	0.1	0.1	0.1	0.1

Interest expense	0.1	-	0.1	-

	98.0	98.1	92.6	91.9

Other income	1.2	0.9	1.1	0.8

Income before income taxes	3.2	2.8	8.5	8.9

Provision for income taxes	1.2	1.1	3.2	3.4

Net Income	2.0%	1.7%	5.3%	5.5%

Net sales increased $93.1 million (7.8%) to $1.3 billion for the six month period ended November 30, 2002 compared with the six month period ended December 1, 2001. Comparative stores sales (i.e. same store sales for comparative weeks) decreased 0.2%. Twelve new Burlington Coat Factory stores, five new MJM Designer Shoes stores and two relocated stores opened during the current fiscal year contributed $44.0 million to this year's net sales. Sales from stores operating in the current fiscal year but not operating during the comparative period last year contributed $80.6 million to net sales. Eleven stores which were in operation a year ago, but which were closed prior to this year, contributed $25.1 million to last year's sales. The two stores closed due to relocation and three additional stores closed during the current fiscal year contributed $10.6 million to last year's sales.

Net sales increased $38.5 million (5.2%) for the three month period ended November 30, 2002, compared with the similar period a year ago. Comparative store sales decreased 1.3% for the three month period. September comparative store sales decreased 7.6%. October comparative store sales increased 3.8%. November comparative store sales were down 0.6%. During the second fiscal quarter, nineteen new and relocated stores contributed $39.4 million to this year's second quarter sales. Sales from stores operating during the current year's second quarter, but not open in the comparative period a year ago, amounted to $31.7 million. Stores closed prior to this year contributed $10.8 million to last year's sales. Stores closed during this fiscal year contributed $8.1 million to last year's sales during their non-comparative period of a year ago.

The Company plans to open an additional two stand-alone shoe stores by the end of fiscal 2003 along with six additional Burlington Coat Factory stores.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $15.5 million for the six months ended November 30, 2002 and $11.0 million for the six months ended December 1, 2001. For the three month period ended November 30, 2002, other income amounted to $8.6 million compared with $6.3 million for the similar period of a year ago. For both the six and three month periods, increases in miscellaneous income were offset by decreases in rental income and investment income. During the fourth quarter of fiscal 2002, the Company implemented a warehouse receipts compliance system. This new system monitors receipts of merchandise into the Company's warehouse facilities for compliance with Company shipping guidelines. Vendors whose shipments do not comply with the stated guidelines are charged a non-compliance fee. During the six and three months ended November 30, 2002, these fees amounted to approximately $2.0 million and $1.0 million, respectively. As more vendors come into compliance with the Company's shipping guidelines, it is anticipated that the non-compliance fees earned by the Company will decrease. Also included in other income is a $1.5 million gain realized on the sale of a two non-store properties during fiscal 2003. Lower investment income resulted primarily from decreases in interest rates and decreases in investable funds during the comparative periods.

Cost of sales increased by $58.5 million (7.9%) for the six month period ended November 30, 2002 compared with the similar period of a year ago. For the three months ended November 30, 2002, compared with the three months ended December 1, 2001, cost of sales increased from $449.9 million to $476.3 million. As a percentage of sales, cost of sales was 62.3% for the comparative six month periods and increased to 60.8% from 60.4% for the comparative three month periods. For the six and three month comparative periods, increases in initial markons were offset by increases in markdowns taken as a percentage of sales during the comparative periods. The higher markdowns in the current quarter reflect the lower than expected sales results.

Selling and administrative expenses were $423.5 million and $228.9 million for the six and three months ended November 30, 2002, respectively, compared with $398.9 million and $219.4 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 32.9% and 29.2% for the six and three months ended November 30, 2002, respectively. For the comparative six and three month periods ended December 1, 2001, selling and administrative expenses were 33.4% and 29.5% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the six and three month periods of this fiscal year compared with the similar periods of a year ago. The decrease in selling and administrative expenses as a percentage of sales for the six and three months ended November 30, 2002 is primarily related to decreases in comparative store payroll expense and occupancy related expenditures as a percentage of sales during the six and three months ended November 30, 2002 compared with similar periods of year ago.

Depreciation expense was $33.7 million and $17.8 million, respectively, for the six and three months ended November 30, 2002 compared with $27.7 million and $14.0 million for the similar periods of a year ago. The increase is due to capital additions made by the Company for new store purchases, improvements, expansions and store remodels over the past two years. Amortization of leasehold purchases and other intangible assets amounted to $1.9 million and $1.0 million, respectively, for the six and three months ended November 30, 2002. This compares with $1.7 million and $0.8 million, respectively, for the three and six month periods ended December 1, 2001.

Interest expense increased $0.5 million for the six months ended November 30, 2002 compared with the similar period of a year ago. For the three months ended November 30, 2002, interest expense increased $0.4 million compared with the three months ended December 1, 2001. The six and three month increase in interest expense is primarily related to a capital lease transaction entered into during the fourth quarter of fiscal 2002. Interest expense related to the Company's capital lease obligations amounted to $0.6 million and $0.3 million for the six and three month periods ended November 30, 2002, respectively. Interest expense relating to borrowings under the Company's lines of credit amounted to $0.2 million for the six and three months ended November 30, 2002, respectively, compared with $0.3 million and $0.1 million for the comparative periods a year ago.

The provision for income taxes increased to $15.5 million for the six months ended November 30, 2002 from $12.6 million for the similar period of a year ago. For the three months ended November 30, 2002, the provision for income taxes increased to $25.3 million from $25.0 million for the comparative quarter of last fiscal year. The effective tax rate for the six and three months ended November 30, 2002 was 37.8% compared with 37.8% and 37.7% for the six and three months ended December 1, 2001, respectively.

Net income was $25.5 million and $41.6 million, respectively, for the six and three months ended November 30, 2002 compared with $20.7 million and $41.3 million, respectively, for the similar periods of a year ago. Income per share for the current fiscal year's six and three month periods ended November 30, 2002, respectively, was $0.57 and $0.93 per share, compared with $0.47 and $0.93 per share for the comparative six and three month periods of a year ago.

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

Liquidity and Capital Resources

Through the first six months of fiscal 2002, the Company had capital expenditures amounting to $82.9 million including $12.9 million for leaseholds, $44.5 million for store expenditures, $20.8 million for upgrades and expansion of warehouse facilities and $4.7 million for computer and other equipment expenditures. The Company estimates that capital expenditures will reach approximately $190.0 million by the end of fiscal 2003. The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, short term borrowings under its revolving credit and term loan agreement and uncommitted lines of credit.

Working capital was $218.5 million at November 30, 2002 compared with $236.3 million at June 1, 2002. This decrease was due primarily to purchases of property and equipment.

Net cash provided by operating activities decreased to $31.2 million for the six months ended November 30, 2002 from $133.1 million for the similar period a year ago.

On October 24, 2002, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 30, 2002, to stockholders of record on November 6, 2002 and amounted to $0.9 million.

As of November 30, 2002, the Company had authorization to purchase an additional $3.6 million of its stock.

The Company's long term borrowings at November 30, 2002 consists of an industrial development bond of $7.0 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.8 million loan from the Burlington County Board of Chosen Freeholders and a capital lease obligation of $13.6 million. The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $0.6 million and mature in series annually on September 1, 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 6.0% and 4.8 years, respectively.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

The Company has a capital lease obligation relating to one of its stores. The lease term for this location began during the fourth quarter of fiscal 2002 and extends over twenty-five years. The capital lease obligation equaled the present value of the minimum lease payments under the lease and amounted to $13.7 million. At November 30, 2002, the Company's capital lease obligation was $13.6 million.

The Company has in place a committed revolving line of credit agreement in the amount of $100.0 million and an additional $10.0 million in uncommitted lines of credit. The committed line of credit will expire on February 1, 2005. At such time, the Company may draw down the entire $100.0 million commitment in the form of a term loan to be repaid in quarterly installments over four years. Although there can be no assurance, management is confident that it can replace the committed line of credit with another credit facility on terms and conditions satisfactory to the Company.* The uncommitted lines of credit are cancelable by the lenders at any time. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.25% at November 30, 2002).

At November 30, 2002, the Company had no borrowings under these lines of credit. Maximum borrowings amounted to $43.5 million during the first quarter and $74.8 million during the second quarter. For the comparative periods of a year ago, the maximum borrowings were $54.8 million and $50.2 million, respectively. The average borrowings under these credit lines during the first quarter period of borrowing was $19.3 million, at an average interest rate of 2.3%. During the second quarter, the average borrowings under the lines of credit was $47.3 million at an average interest rate of 2.3%. Average borrowings during last year's first quarter were $38.1 million at an average interest rate of 4.2%. During the second quarter of last year, average borrowings were $22.5 million at an average interest rate of 7.5%. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements. The Company had letter of credit commitments outstanding against these lines of credit of $23.7 million as of the end of the second quarter of fiscal 2003 and $26.2 million at June 1, 2002.

Recently several retail chain stores have filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code and subsequently have made many of their retail locations available for auction. The Company monitors such activity for desirable locations for its stores. In fiscal 2002, the Company acquired sixteen former Montgomery Ward locations. In fiscal 2003, the Company has acquired ten former Kmart locations and is seeking to acquire one more, the costs for which are reflected in the above noted capital budgets. Should additional locations become available from these or other retailers, the Company may seek to acquire a number of such locations in one or more transactions. If the Company

*  Forward looking statement. See Safe Harbor Statement on page 17.

undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations.* Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At November 30, 2002, the Company had no borrowings under the lines of credit. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations, at November 30, 2002 (in thousands):

*  Forward looking statement. See Safe Harbor Statement on this page.

Expected Maturity Date of Long-Term Debt and Capital Lease Obligation (Including Current Portion) at November 30, 2002 (unaudited)

	Fixed Rate Debt	Average Interest Rate

2003	$ 148	2.9%
2004	893	4.5%
2005	961	4.8%
2006	1,040	4.9%
2007	1,125	5.3%
Thereafter	18,226	6.2%
Total	$22,393
Fair Value at November 30, 2002	$22,611

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on October 24, 2002. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified, 2) stockholders approved the Burlington Coat Factory Warehouse Corporation 2002 Stock Incentive Plan and 3) stockholders ratified the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company for the fiscal year ending May 31, 2003. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

			Votes	Broker
1)	Election of Directors	Votes For	Withheld	Non-Votes

	Monroe G. Milstein	38,287,748	2,978,970	-0-
	Andrew R. Milstein	38,287,748	2,978,970	-0-
	Irving Drillings	40,637,123	629,595	-0-
	Harvey Morgan	40,637,123	629,595	-0-
	Stephen E. Milstein	38,287,748	2,978,970	-0-
	Mark A. Nesci	38,296,123	2,970,595	-0-
	Roman Ferber	40,637,048	629,670	-0-

2)	Approve the Burlington Coat factory Warehouse Corporation 2002 Stock Incentive Plan:

Votes For	39,109,907
Votes Against	1,871,671
Votes Abstained	285,140
Broker Non-Votes	0

3)	Ratify appointment of Deloitte & Touche LLP as independent Certified Public Accountants:

Votes For	41,112,092
Votes Against	154,626
Votes Abstained	0
Broker Non-Votes	0

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits
10.1	Letter from National City Bank dated December 23, 2002.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The Company filed no report on Form 8-K during the period ended November 30, 2002.

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

Date: January 13, 2003

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

Date: January 13, 2003

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

Date: January 13, 2003

/s/ Robert L. LaPenta
Robert L. LaPenta
Vice President - Chief Accounting Officer (Principal Accounting Officer)