Form 10-Q
period 2003-03-01
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2003-04-15
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 1, 2003

or

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

Class	Outstanding at March 31, 2003
--------------------------	---------------------------------
Common stock, par value $1	44,541,866

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands)
(unaudited)
	March 1,	June 1,
	2003	2002

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 78,887	$ 122,774
Restricted Cash	6,200	6,200
Accounts Receivable	18,445	16,273
Merchandise Inventories	583,386	564,652
Deferred Tax Asset	11,212	10,534
Prepaid and Other Current Assets	23,770	30,282

Total Current Assets	721,900	750,715

Property and Equipment (Net of Accumulated Depreciation and Amortization)	545,580	482,072
Intangible and Other Assets (Net of Accumulated Amortization)	51,016	33,156
Other Assets	1,267	7,848

Total Assets	$1,319,763	$1,273,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 329,615	$ 372,726
Income Taxes Payable	16,309	5,424
Other Current Liabilities	139,084	135,424
Current Maturities of Long Term Debt and Obligations Under Capital Leases	920	828

Total Current Liabilities	485,928	514,402

Long Term Debt and Obligations Under Capital Leases	34,662	22,245
Other Liabilities	13,634	13,795
Deferred Tax Liability	562	851

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,766	49,749
Capital in Excess of Par Value	21,695	21,259
Retained Earnings	773,447	712,089
Note Receivable from Stock Options Exercised	(82)	(100)
Accumulated Other Comprehensive Income (Loss)	(2)	(2)
Treasury Stock at Cost	(59,847)	(60,497)

Total Stockholders' Equity	784,977	722,498

Total Liabilities and Stockholders' Equity	$1,319,763	$1,273,791

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)
	Nine Months Ended		Three Months Ended
	March 1,	March 2,	March 1,	March 2,
	2003	2002	2003	2002
REVENUES:

Net Sales	$2,088,797	$1,975,607	$ 799,916	$ 779,820
Other Income	21,050	18,740	7,463	7,729

	2,109,847	1,994,347	807,379	787,549
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,316,857	1,248,417	515,619	503,705
Selling and Administrative Expenses	636,368	606,515	212,904	207,621
Depreciation	51,516	42,773	17,791	15,102
Amortization	2,915	2,973	971	1,280
Interest Expense	2,103	651	1,040	109

	2,009,759	1,901,329	748,325	727,817

Income Before Provision for Income Taxes	100,088	93,018	59,054	59,732
Provision for Income Taxes	37,844	35,024	22,328	22,426
Net Income	$ 62,244	$ 57,994	$ 36,726	$ 37,306

Basic Net Income Per Share	$ 1.40	$ 1.31	$ .83	$ .84

Weighted Average Shares Outstanding	44,488,524	44,404,551	44,495,421	44,405,824

Dividends Per Share	$ 0.02	$ 0.02	$ -	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(All amounts in thousands)
	Nine Months Ended
	March 1,	March 2,
	2003	2002

OPERATING ACTIVITIES
Net Income	$ 62,244	$ 57,994
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	54,431	45,746
Provision for Losses on Accounts Receivable	7,650	8,129
Provision for Deferred Income Taxes	(967)	352
(Gain) Loss on Disposition of Fixed Assets	(1,100)	846
Non-Cash Rent Expense and Other	(261)	771
Changes in Operating Assets and Liabilities:
Restricted Cash and Cash Equivalents	-	(6,200)
Accounts Receivable	(9,650)	(12,240)
Merchandise Inventories	(18,734)	(38,503)
Prepaids and Other Current Assets	6,512	10,323
Accounts Payable	(43,111)	107,197
Other Current Liabilities	14,546	17,658

Net Cash Provided by Operating Activities	71,560	192,073

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(100,387)	(123,664)
Proceeds From Sale of Fixed Assets	2,385	16
Proceeds From Sale of Long Term Investments	-	6,200
Acquisition of Leaseholds	(20,775)	(25,269)
Issuance of Notes Receivable	(181)	(7,591)
Receipts Against Long Term Notes Receivable	4,053	44
Minority Interest and Other	97	74

Net Cash Used in Investing Activities	(114,808)	(150,190)

FINANCING ACTIVITIES
Proceeds from Long Term Debt	-	2,000
Principal Payments on Long Term Debt	(856)	(521)
Payment of Dividends	(886)	(888)
Issuance of Common Stock Upon Exercise of Stock Options	185	60
Reissuance of Treasury Stock	918	802

Net Cash Provided by (Used in) Financing Activities	(639)	1,453

Increase (Decrease) in Cash and Cash Equivalents	(43,887)	43,336
Cash and Cash Equivalents at Beginning of Period	122,774	77,407

Cash and Cash Equivalents at End of Period	$ 78,887	$ 120,743

Interest Paid:	$ 2,007	$ 771
Income Taxes Paid:	$ 27,926	$ 20,210

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE AND THREE MONTHS ENDED MARCH 1, 2003 AND MARCH 2, 2002

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and its subsidiaries ("the Company"). All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended March 1, 2003 and the corresponding periods ended March 2, 2002 are not necessarily indicative of results for the fiscal year.

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

3.   Merchandise inventories as of March 1, 2003 and June 1, 2002 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

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

6.   As of March 1, 2003 the Company had a deferred tax liability of $0.6 million and a current deferred tax asset of $11.2 million. As of June 1, 2002, the Company had a deferred tax liability of $0.9 million and a current deferred tax asset of $10.5 million. Valuation allowances were not required. Deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs, not currently deductible for tax purposes. Deferred tax liabilities primarily reflected the excess of tax depreciation over book depreciation.

7.   Intangible assets consists primarily of leasehold purchases, which are amortized over the minimum life of the related lease term (See footnote 23a). Intangible assets as of March 1, 2003 and June 1, 2002 are as follows (all amounts in thousands) (unaudited):

	March 1, 2003			June 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$66,878	$16,091	$50,787	$46,102	$13,199	$32,903
Other	463	234	229	463	210	253
	$67,341	$16,325	$51,016	$46,565	$13,409	$33,156

Amortization expense amounted to $2.9 million and $1.0 million for the nine and three months ended March 1, 2003 and $3.0 million and $1.3 million for the nine and three months ended March 2, 2002. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2004 - $5.5 million; fiscal 2005 - $4.8 million; fiscal 2006 - $3.6 million; fiscal 2007 - $3.4 million; fiscal 2008 - $3.1 million. Leasehold purchases made during the nine months ended March 1, 2003 amounted to $20.8 million. Leaseholds acquired during the nine months ended March 1, 2003 have a weighted average amortization period of approximately eight years.

8.   Other assets consists primarily of notes receivable.

9.   Other current liabilities primarily consisted of sales tax payable, unredeemed store credits and gift certificates, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

10.   During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for lease commitments and other expenses to be incurred subsequent to the closing of these stores. During the first six months of fiscal 2003, $0.4 million of payments for rent and other rent related expenses were applied against this reserve, respectively. As of March 1, 2003, all costs related to the store closings had been paid.

11.   Long-term debt consists of (unaudited) (in thousands):

	March 1, 2003	June 1, 2002

Industrial Revenue Bonds, 6.0%, due in semi-annual payments of various amounts from September 1, 2003 to September 1, 2010	$7,005	$7,560

Promissory note, non-interest bearing, payable in monthly installments of $17 through January 1, 2012	1,783	1,933

Capital Lease Obligations	26,794	13,580

Subtotal	35,582	23,073

Less Current Portion	(920)	(828)

Long-Term Debt	$34,662	$22,245

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

13.   The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the nine and three months ended March 1, 2003, comprehensive income consisted solely of net income.

14.   The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Nine Months Ended		Three Months Ended
	March 1,	March 2,	March 1,	March 2,
	2003	2002	2003	2002
Apparel	$1,633,183	$1,539,554	$639,151	$618,844
Home Products	455,614	436,053	160,765	160,976
	$2,088,797	$1,975,607	$779,916	$779,820

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

15.   The Company records the net of leased department revenues and related costs to other income. Leased department income, included in other income, amounted to $6.5 million and $2.6 million for the nine and three month periods ended March 1, 2003, compared with $7.1 million and $2.8 million for the similar periods of a year ago.

16.  Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of costs of goods sold when the related inventory is sold or marked down. Rebates and allowances not tied directly to purchases are recognized as a reduction of selling, general and administrative expense when earned (See footnote 23j).

17.   In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $3.1 million and $1.0 million relating to these costs during the nine and three months ended March 1, 2003, respectively. For the similar comparative nine and three month periods of a year ago, the Company capitalized $1.9 million and $0.6 million, respectively.

18.   The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended March 1, 2003 were $44.9 million and $11.4 million, respectively. For the nine and three month periods ended March 2, 2002, net advertising costs amounted to $47.3 million and $15.1 million, respectively.

19.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of dilutive net income per share are as follows (unaudited):

	Nine Months Ended March 1, 2003	Nine Months Ended March 2, 2002	Three Months Ended March 1, 2003	Three Months Ended March 2, 2002
	(all amounts in thousands, except per share data)
Net Income	$62,244	$57,994	$36,726	$37,306

Weighted Average Shares Outstanding	44,489	44,405	44,495	44,406

Effect of Dilutive Stock Options	77	49	58	58

Weighted Average Shares Outstanding Assuming Dilution	44,566	44,454	44,553	44,464

Diluted Net Income Per Share	$ 1.40	$ 1.31	$ 0.82	$ 0.84

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

     f.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting. It provides for alternative methods of transition for an entity which voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of an entity's accounting for stock-based compensation on both an annual and interim financial reporting basis. Certain provisions of FASB No. 148 related to FASB No. 123 and APB No. 28 are effective for reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. This disclosure is not required for the current interim period.

     g.  In May 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. This Issue addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company has assessed the impact of EITF No. 00-14 and determined that the Issue did not have a material effect on the Company's earnings or financial position.

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

     j.  In November 2002, the EITF issued sections of EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address when a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. The Company has assessed the impact of EITF No. 02-16 and determined that the Issue did not have a material effect on the Company's earnings or financial position.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

Critical Accounting Policies and Estimates

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, reserves for closed stores and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company tests for recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended March 1, 2003 and March 2, 2002.
	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	March 1,	March 2,	March 1,	March 2,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	63.0	63.2	64.4	64.6

Selling & adminis- trative expenses	30.5	30.7	26.7	26.6

Depreciation	2.5	2.2	2.2	1.9

Amortization	0.1	0.1	0.1	0.2

Interest expense	0.1	-	0.1	-

	96.2	96.2	93.5	93.3

Other income	1.0	0.9	0.9	1.0

Income before income taxes	4.8	4.7	7.4	7.7

Provision for income taxes	1.8	1.8	2.8	2.9

Net Income	3.0%	2.9%	4.6%	4.8%

Net sales increased $113.2 million (5.7%) to $2.1 billion for the nine month period ended March 1, 2003 compared with the nine month period ended March 2, 2002. Comparative stores sales (i.e. same store sales for comparative weeks) decreased 1.1%. Twelve new Burlington Coat Factory stores, five new MJM Designer Shoes stores and three relocated stores opened during the current fiscal year contributed $81.6 million to this year's net sales. Sales from stores operating in the current fiscal year but not operating during the comparative period last year contributed $94.7 million to net sales. Eleven stores which were in operation a year ago, but which were closed prior to this year, contributed $31.4 million to last year's sales. The three stores closed due to relocation and five additional stores closed during the current fiscal year contributed $16.8 million to last year's sales.

Net sales increased $20.1 million (2.6%) for the three month period ended March 1, 2003, compared with the similar period a year ago. Comparative store sales decreased 2.5% for the three month period. December comparative store sales decreased 4.2%. January comparative store sales increased 2.4%. February comparative store sales were down 2.8%. During the third fiscal quarter, twenty new and relocated stores contributed $37.6 million to this year's third quarter sales. Sales from stores operating during the current year's third quarter, but not open in the comparative period a year ago, amounted to $14.1 million. Stores closed prior to this year contributed $6.4 million to last year's sales. Stores closed during this fiscal year contributed $6.2 million to last year's sales during their non-comparative period of a year ago.

The Company plans to open an additional stand-alone shoe store by the end of fiscal 2003 along with six additional Burlington Coat Factory stores.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $21.1 million for the nine months ended March 1, 2003 and $18.7 million for the nine months ended March 2, 2002. For the three month period ended March 1, 2003, other income amounted to $7.5 million compared with $7.7 million for the similar period of a year ago. For both the nine and three month periods, increases in miscellaneous income were offset by decreases in rental income and investment income. Included in other income is a $1.5 million gain realized on the sale of two non-store properties during fiscal 2003 and $1.2 million in miscellaneous non-recurring items. Lower investment income resulted primarily from decreases in interest rates and decreases in investable funds during the comparative periods.

Cost of sales increased by $68.4 million (5.5%) for the nine month period ended March 1, 2003 compared with the similar period of a year ago. For the three months ended March 1, 2003, compared with the three months ended March 2, 2002, cost of sales increased from $503.7 million to $515.6 million. As a percentage of sales, cost of sales was 63.0% and 64.4% for the nine and three months ended March 1, 2003, respectively. For the comparable nine and three months ended March 2, 2002, cost of sales as a percentage of sales was 63.2% and 64.6%, respectively.

Selling and administrative expenses were $636.4 million and $212.9 million for the nine and three months ended March 1, 2003, respectively, compared with $606.5 million and $207.6 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 30.5% and 26.7% for the nine and three months ended March 2, 2002, respectively. For the comparative nine and three month periods ended March 1, 2003, selling and administrative expenses were 30.7% and 26.6% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the nine and three month periods of this fiscal year compared with the similar periods of a year ago.

Depreciation expense was $51.5 million and $17.8 million, respectively, for the nine and three months ended March 1, 2003 compared with $42.8 million and $15.1 million for the similar periods of a year ago. The increase is due to capital additions made by the Company for new store purchases, improvements, expansions and store remodels over the past two years. Amortization of leasehold purchases and other intangible assets amounted to $2.9 million and $1.0 million, respectively, for the nine and three months ended March 1, 2003. This compares with $3.0 million and $1.3 million, respectively, for the nine and three month periods ended March 2, 2002.

Interest expense increased $1.5 million for the nine months ended March 1, 2003 compared with the similar period of a year ago. For the three months ended March 1, 2003, interest expense increased $0.9 million compared with the three months ended March 2, 2002. The nine and three month increase in interest expense is primarily related to capital lease transactions entered into during the fourth quarter of fiscal 2002 and the third quarter of fiscal 2003. Interest expense related to the Company's capital lease obligations amounted to $1.5 million and $0.9 million for the nine and three month periods ended March 1, 2003, respectively. Interest expense relating to borrowings under the Company's lines of credit amounted to $0.2 million for the nine months ended March 1, 2003 compared with $0.3 million for the comparative period a year ago.

The provision for income taxes increased to $37.8 million for the nine months ended March 1, 2003 from $35.0 million for the similar period of a year ago. For the three months ended March 1, 2003, the provision for income taxes decreased to $22.3 million from $22.4 million for the comparative quarter of last fiscal year. The effective tax rate for the nine and three months ended March 1, 2003 was 37.8% compared with 37.7% and 37.5% for the nine and three months ended March 2, 2002, respectively.

Net income was $62.2 million and $36.7 million, respectively, for the nine and three months ended March 1, 2003 compared with $58.0 million and $37.3 million, respectively, for the similar periods of a year ago. Income per share for the current fiscal year's nine and three month periods ended March 1, 2003, respectively, was $1.40 and $0.83 per share, compared with $1.31 and $0.84 per share for the comparative nine and three month periods of a year ago.

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

Liquidity and Capital Resources

Through the first nine months of fiscal 2003, the Company had capital expenditures amounting to $121.2 million including $20.8 million for leaseholds, $68.7 million for store expenditures, $26.1 million for upgrades and expansion of warehouse facilities and $5.6 million for computer and other equipment expenditures. The Company estimates that capital expenditures will reach approximately $162.0 million by the end of fiscal 2003.* The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, short term borrowings under its revolving credit and term loan agreement and uncommitted lines of credit.

Working capital was $236.0 million at March 1, 2003 compared with $236.3 million at June 1, 2002.

Net cash provided by operating activities decreased to $71.6 million for the nine months ended March 1, 2003 from $192.1 million for the similar period a year ago.

On October 24, 2002, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($.02) per share. The cash dividend was paid on November 30, 2002, to stockholders of record on November 6, 2002 and amounted to $0.9 million.

As of March 1, 2003, the Company had authorization to purchase an additional $3.6 million of its stock.

The Company's long term borrowings at March 1, 2003 consists of an industrial development bond of $7.0 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.8 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.8 million. The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $0.6 million and mature on September 1, 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

The serial bonds bear interest at 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 6.0% and 4.5 years, respectively.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

The Company has capital lease obligations relating to two of its stores. The lease term for these locations extend over twenty-five years and twenty-two years, respectively. The capital lease obligations equaled the present value of the minimum lease payments under the leases and amounted to $27.1 million. At March 1, 2003, the Company's capital lease obligations were $26.8 million.

*  Forward looking statement. See Safe Harbor Statement on page 18.

The Company has in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. The Company also has in place an additional $10.0 million in uncommitted lines of credit. The uncommitted lines of credit are cancelable by the lenders at any time. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.25% at March 1, 2003).

At March 1, 2003, the Company had no borrowings under these lines of credit. Maximum borrowings amounted to $43.5 million during the first quarter and $74.8 million during the second quarter. For the comparative periods of a year ago, the maximum borrowings were $54.8 million and $50.2 million, respectively. The average borrowings under these credit lines during the first quarter period of borrowing was $19.3 million, at an average interest rate of 2.3%. During the second quarter, the average borrowings under the lines of credit was $47.3 million at an average interest rate of 2.3%. Average borrowings during last year's first quarter were $38.1 million at an average interest rate of 4.2%. During the second quarter of last year, average borrowings were $22.5 million at an average interest rate of 3.5%. During the third quarters of fiscal 2003 and fiscal 2002, there were no borrowings under these lines of credit. Borrowings under the Company's lines of credit were necessary during the current year's first nine months primarily because of the purchase of inventory during the period and capital expenditure requirements. The Company had letter of credit commitments outstanding against these lines of credit of $21.6 million as of the end of the third quarter of fiscal 2003 and $26.2 million at June 1, 2002.

Recently several retail chain stores have filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code and subsequently have made many of their retail locations available for auction. The Company monitors such activity for desirable locations for its stores. In fiscal 2002, the Company acquired sixteen former Montgomery Ward locations. In fiscal 2003, the Company has acquired twelve former Kmart locations, the costs for which are reflected in the above noted capital budgets. Should additional locations become available from these or other retailers, the Company may seek to acquire a number of such locations in one or more transactions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.*

*  Forward looking statement. See Safe Harbor Statement on page 18.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company does not utilize financial instruments for trading purposes and holds no derivative financial instruments which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At March 1, 2003, the Company had no borrowings under the lines of credit. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations, at March 1, 2003 (in thousands):

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations(Including Current Portion) at March 1, 2003 (unaudited):

	Fixed Rate Debt	Average Interest Rate

2003	$ 87	3.7%
2004	922	4.7%
2005	1,057	5.1%
2006	1,192	5.3%
2007	1,289	5.7%
Thereafter	31,035	7.9%
Total	$35,582
Fair Value at March 1, 2003	$35,801

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits
10.1	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
/s/ Monroe G. Milstein
Monroe G. Milstein
President & Chief Executive Officer

/s/ Robert L. LaPenta, Jr.
Robert L. LaPenta, Jr.
Vice President & Chief Accounting Officer

Date: April 14, 2003

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

Date: April 14, 2003

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

Date: April 14, 2003

/s/ Robert L. LaPenta
Robert L. LaPenta
Vice President - Chief Accounting Officer (Principal Accounting Officer)