Form 10-K
period 2003-05-31
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2003-08-29
CIK 718916

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003,

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [X]

     Indicate by check mark whether the registrant is an accelerated filer.     YES  X      NO___.

The aggregate market value of the Common Stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock on the New York Stock Exchange as of November 29, 2002, was $333,849,273.

As of July 31, 2003, the number of shares of Common Stock, $1.00 par value, outstanding was 44,541,866.

The documents incorporated by reference into this Form 10K:

Registrant's Proxy Statement to be filed pursuant to
Regulation 14A.

The Part of the Form 10-K into which the document is incorporated:

Part III

PART I

Item 1. Business

     Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate, through its Burlington Coat Factory division, a chain of department stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by other department and specialty stores. Burlington Coat offers customers a complete line of men's, women's and children's wear and accessories (such as handbags, belts, perfume, watches, etc.) as well as a linens (linens, bath shop items, gifts and luggage) department in two hundred eighty-two of its stores, a children's furniture department in two hundred seventy-two of its stores, and a shoe department in two hundred ninety-four of its stores. The Company also offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web (www.bcfdirect.com). The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

     Burlington Coat's practice of purchasing outerwear early in each fashion season and of reordering in rapid response to sales has enabled it to maintain a large, current and varied selection of outerwear throughout each year. Although the Company believes that this practice helps attract customers to its stores, to the extent the Company maintains a relatively large inventory of merchandise, particularly outerwear, the risks related to style changes, weather and other seasonal factors, and economic conditions are necessarily greater than if the Company maintained smaller inventories.

     An important factor in Burlington Coat's operations has been its continued ability to purchase desirable, first-quality, current brand, labeled merchandise directly from manufacturers on terms at least as favorable as those offered to other department and specialty stores. The Company estimates that over 1,000 manufacturers of apparel, including over 200 manufacturers of outerwear, are represented at the Company's stores, and that no manufacturer accounted for more than 5% of the Company's purchases during the last full fiscal year. The Company does not maintain any long term or exclusive commitments or arrangements to purchase from any manufacturer. No assurance can be given that the Company will be able to continue to purchase such merchandise directly from manufacturers or to continue its current selling price structure. See "Competition."

     The Company sells its merchandise to retail customers for cash and accepts checks and most major credit cards. The Company's "Cohoes" division also offers its own credit card. In addition, the Company maintains a layaway plan and offers special orders on selected merchandise. It does not offer refunds, except on defective merchandise and certain sales from specialty retail operations, but will exchange merchandise or give store credit for merchandise returned within a prescribed period of time.

     The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.4% of total revenues.

     The Company has two major product segments, apparel and home products. The apparel segment includes departments offering all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. The home products segment includes departments offering linens, home furnishings, gifts, baby furniture and baby furnishings. Net revenues from the sale of apparel products for fiscal years 2003, 2002 and 2001 were $2.1 billion, $2.0 billion and $1.9 billion, respectively. Net revenues from the sale of home products for fiscal years 2003, 2002 and 2001 were $0.6 billion, $0.6 billion, and $0.5 billion, respectively.

The Stores

     As of July 31, 2003, the Company operated three hundred twenty-eight department stores, all but forty-three of which are located in leased facilities ranging in size (including storage space) from approximately 20,000 to approximately 178,000 square feet, with an average area of approximately 77,600 square feet. Total store gross square footage increased to approximately 25,500,000 square feet, an increase of 6.0% over a year ago. Selling space accounts for over eighty percent of the total area in most stores.

     All of the Company's department stores are either free-standing or are located in shopping malls, strip shopping centers or other commercial complexes. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

     The Company also operates stores under the names "Cohoes Fashions," "MJM Designer Shoes" and "Luxury Linens." Cohoes Fashions offers merchandise in the middle to higher price range. MJM Designer Shoes offers moderately priced designer and fashion shoes. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. The Company also operates one stand-alone store under the name "Totally 4 Kids" and one stand-alone store under the name "Baby Depot". Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company intends to convert three stores formerly operated as Decelle stores to Burlington Coat Factory Stores and two stores formerly operated as Decelle stores to Cohoes Fashions stores.

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

     Some stores contain departments licensed to unaffiliated parties for the sale of items such as lingerie, fragrances, shoes and jewelry. During the fiscal year ended May 31, 2003, the Company's rental income from all of its licensed departments aggregated less than 1% of the Company's total revenues.

Central Distribution

     Central distribution, warehousing, ticketing and marking services are extended to approximately fifty-three percent of the dollar volume of the Company's merchandise through its office and warehouse/distribution facility in Burlington, New Jersey. This facility services the Company's present stores. The Company is leasing two additional warehouse facilities of approximately

165,000 square feet and 300,000 square feet, respectively, nearby to its existing warehouse distribution center for the purpose of warehousing and distributing its juvenile furniture and furnishings inventory and other items. See "Growth and Expansion."

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

Growth and Expansion

     (1)  Stores Growth

     Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to three hundred seven Burlington Coat Factory department stores, five Cohoes Fashions stores, ten MJM Designer Shoes stores and four stand-alone Luxury Linens stores. The Company also operates one stand-alone Totally 4 Kids store and one stand-alone Baby Depot store.

     At July 31, 2003 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 2004, the Company plans to open approximately twenty additional Burlington Coat Factory department stores, four MJM Designer Shoes stores and one Baby Depot store. * In addition, the Company intends to convert three stores formerly operated as Decelle stores to Burlington Coat Factory Stores and two stores formerly operated as Decelle stores to Cohoes Fashions stores.*

* Forward Looking Statement. See Safe Harbor Statement on page 6.

     For fiscal 2004, the Company has planned store expansions and remodelings for approximately twenty-six stores.* In addition, the Company plans to relocate approximately eight of its stores to new locations within the same trading market.* The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

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

     During the Fall of 1999, the Company introduced an improved store design for its new stores. The new design creates a more intimate, customer-friendly environment by implementing changes in store layout, ceiling plan, lighting, fixturing and overall color direction. The new store design was extended to a total of one hundred sixty-four stores in fiscal 2003. It is being used in all new stores and will be implemented in existing stores as they are remodeled or expanded.

     (2) Operations

     In July of 2003, the Company completed the roll-out of new point-of-sale register systems to all of the Company's stores. The new register systems will allow the Company to move forward with new payment methodologies and technologies and will provide necessary flexibility as these methodologies and technologies evolve over time.* This roll-out was part of a multi-year store systems upgrade which will include gift cards, new software, customer loyalty programs, and new debit and signature capture terminals.

     During the Fall of fiscal 2003, the Company launched its stored value card and gift card programs. The cards are reusable plastic wallet-sized cards that substantially replace the Company's paper gift certificates and store credits. The cards should allow for improved control over the administration of store credit and gift certificate services. The Company hopes that these cards will be the foundation of its customer loyalty program.*

     The Company is constructing a new facility of approximately 650,000 square feet in Edgewater Park, New Jersey. This new facility will expand the Company's warehousing and distribution capacity and allow the Company to increase its percentage of centrally received goods. The new facility is expected to be operational by September of 2003. The new facility will also contain a new data center. This data center and the existing data center at the Company's corporate headquarters will be active operational data centers connected by a high speed telecommunications network. These facilities will provide back up to each other in the case of an event causing a loss of data at one of the facilities.*

     (3)  Merchandising

     During the second quarter of fiscal 2002, the Company opened its first stand-alone specialty shoe store in East Meadow, New York, offering designer and fashion shoes. The Company expanded this concept to an additional nine stand-alone shoe stores under the name "MJM Designer Shoes" through fiscal 2003. The Company currently plans to open four additional MJM Designer Shoes stores in fiscal 2004.*

* Forward Looking Statement. See Safe Harbor Statement on page 6.

     During fiscal 2000, the Company entered into an agreement with Christopher Lowell, the Emmy Award winning host of a home decorating and design show aired on cable television, for the creation of an exclusive line of home furnishings and accessories. The Christopher Lowell Collection is presented as a concept shop within the Company's existing linens and gift area. The shop features Christopher Lowell's line of home furnishings including bedding, window treatments, bath accessories and picture frames. As of the end of fiscal 2003, the Christopher Lowell Collection was offered in all of the Company's linens departments. During fiscal 2003, the Company expanded the offerings of the Christopher Lowell Collection to include tableware, dinnerware and drinkware.

     The Company offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web. During the Spring of 2000, the Company relaunched its on-line shopping web site (www.bcfdirect.com). The site features over 7,000 items, shopping cart functionality, item search capability and a secure on-line payment processing system. An order management system allows for vendor direct, warehouse and store-based fulfillment of orders. Web site product data is tied to the Company's inventory systems for maintenance of prices and item availability. The Company plans to expand the merchandise mix offered through its web site, to upgrade its internet marketing and promotional capabilities and to further develop and automate its fulfillment and customer service systems, however, no assurance can be given that this venture will be successful.*

     The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

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

     At July 31, 2003, the Company had approximately 23,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at two of its stores are members of collective bargaining units. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.

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

Available Information

     The Company's website is www.coat.com. The Company makes available on this website, free of charge, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as practical after such reports are filed with the Securities and Exchange Commission. Information contained on this website is not part of this report.

Item 2. Properties

     The Company owns the land and/or building for forty-three of its stores. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.

     The following table shows the years in which store leases existing at July 31, 2003 expire:
Fiscal Years Ending May 31	Number of Leases Expiring	Expiring with Renewal Options
2004-2005	15	41
2006-2007	7	55
2008-2009	13	74
2010-2011	4	32
2012-2013	2	28
Thereafter	22	27
Total	63	257

     The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases two warehouse facilities of approximately 165,000 square feet and 300,000 square feet, respectively, at locations nearby to the warehouse/distribution facility. The Company leases approximately 20,000 square feet of office space in New York City. The Company owns approximately forty-six acres of land in Edgewater Park, New Jersey on which the Company is constructing a new facility of approximately 650,000 square feet. This new facility will expand the Company's warehousing and distribution. The new facility is expected to be operational by September of 2003.*

Item 3. Legal Proceedings

     In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2003.

* Forward Looking Statement. See Safe Harbor Statement on page 6.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF."

     The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 3, 2001 to May 31, 2003 and for the two months ended July 31, 2003.
Period	Low Price	High Price
June 3, 2001 to September 1, 2001	14.1000	20.5000
September 2, 2001 to December 1, 2001	12.8500	16.7000
December 2, 2001 to March 2, 2002	15.2000	18.3000
March 3, 2002 to June 1, 2002	18.0000	23.4000
June 2, 2002 to August 31, 2002	17.3500	22.1700
September 1, 2002 to November 30, 2002	16.5500	21.4800
December 1, 2002 to March 1, 2003	15.5000	21.3500
March 2, 2003 to May 31, 2003	15.7000	17.9000
June 1, 2003 to July 31, 2003	17.2200	18.8100

     At July 31, 2003, there were 246 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common

Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of three cents ($0.03) per share on August 14, 2003, payable on December 8, 2003, to stockholders of record on November 14, 2003. The Company expects the paid dividend to be approximately $1.3 million. A cash dividend of two cents ($0.02) per share for fiscal 2003 was declared on October 24, 2002, and was paid on November 30, 2002, to stockholders of record on November 6, 2002. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business.

Item 6. Selected Financial Data

     The following tables set forth certain selected financial data:
	Twelve Months Ended 5/29/99	Twelve (1) Months Ended 6/3/00	Twelve Months Ended 6/2/01	Twelve Months Ended 6/1/02	Twelve Months Ended 5/31/03
	(In thousands of dollars, except per share data)
Statement of Operations Data:
Revenues	$1,968,784	$2,226,183	$2,428,584	$2,602,830	$2,724,691

Net Income Before Cumulative Effect of Accounting Change	47,783	62,476	71,025	66,864	64,957
Net Income	47,783	61,120	71,025	66,864	64,957
Basic Net Income Per Share Before Cumulative Effect of Accounting Change	1.02	1.37	1.60	1.51	1.46
Basic Net Income Per Share	1.02	1.34	1.60	1.51	1.46

Dividends Per Share	.02	.02	.02	.02	.02

Balance Sheet Data:
Total Assets	$ 941,635	$1,047,147	$1,060,775	$1,273,791	$1,316,726
Working Capital	332,759	260,399	296,654	236,313	203,110
Long-Term Debt	52,970	8,105	7,560	22,245	34,587
Stockholders' Equity	548,156	586,441	655,371	722,498	788,021

(1)	During fiscal 2000, the Company changed its method of accounting for layaway and lease department revenues and related costs.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

     The Company maintains its records on the basis of a 52-53 week fiscal year ending on the Saturday closest to May 31. The following discussion compares the twelve months (52 weeks) ended May 31, 2003 with the twelve months (52 weeks) ended June 1, 2002 and the twelve months (52 weeks) ended June 1, 2002 with the twelve months (52 weeks) ended June 2, 2001.

Critical Accounting Policies and Estimates

     The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, vendor promotional allowances, reserves for closed store and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although the list is not exhaustive:

     The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, it is recognized that the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

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

Results of Operations

Twelve Months Ended
May 31, 2003 and June 1, 2002

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended May 31, 2003 and June 1, 2002.
	Percentage of Net Sales
	Twelve Months Ended
	May 31, 2003	June 1, 2002
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	62.5	62.6
Selling and Administrative Expenses	31.7	31.8
Depreciation	2.5	2.3
Amortization	0.3	0.1
Interest Expense	0.1	-
	97.1	96.8
Other Income	1.0	1.0
Income Before Provision for Income Taxes	3.9	4.2
Provision for Income Taxes	1.5	1.6
Net Income	2.4%	2.6%

Performance for the Twelve Months (52 weeks) Ended May 31, 2003 Compared With the Twelve Months (52 weeks) Ended June 1, 2002

     Consolidated net sales increased $120.2 million (4.7%) for fiscal 2003 compared with the similar period of a year ago. Comparative stores sales decreased 1.8% for the period.

     Eighteen new and three relocated Burlington Coat Factory department stores opened during fiscal 2003 contributed $117.0 million to this year's net sales. Stores opened a year ago contributed $82.4 million to this year's net sales from the beginning of fiscal 2003 to the anniversary of their opening date. Twelve stores, which were in operation a year ago, but which were closed prior to this year, contributed $36.3 million to last year's sales. The three stores closed due to relocation and three additional stores closed during the current fiscal year contributed $26.1 million to last year's sales during their non-comparative periods of a year ago.

     The Cohoes stores contributed $38.4 million to consolidated sales for the twelve months ended May 31, 2003 compared with $39.0 million for the twelve months ended June 1, 2002. Cohoes comparative store sales decreased 2.0% for the twelve month period.

     Sales in fiscal 2003 for the Decelle stores were $25.2 million compared with $29.0 million for the twelve months ended June 1, 2002. Decelle comparative store sales decreased 12.8% for the twelve months ended May 31, 2003 compared with the similar twelve month period of a year ago.

     The MJM Designer Shoes stores contributed $27.4 million to this year's sales compared with $7.9 million a year ago. As of May 31, 2003, four new MJM Designer Shoes stores were operating. These stores contributed $6.0 million to this year's sales. Three stores closed during the year contributed $0.9 million to last year's sales during their non-comparative periods.

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $27.3 million for fiscal 2003 compared with $25.6 million for the similar period of a year ago. Decreases this year in investment income of approximately $0.9 million and rental income of approximately $0.1 million were offset by increases in miscellaneous items of approximately $2.7 million during fiscal 2003 as compared with fiscal 2002.

     Cost of sales increased $74.3 million (4.6%) for the twelve months ended May 31, 2003 compared with the twelve months ended June 1, 2002. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales as a percentage of net sales decreased slightly from 62.6% in fiscal 2002 to 62.5% in fiscal 2003. During fiscal 2003, initial margins improved slightly as compared with fiscal 2002. The improvement in initial margins was offset by increased markdowns and inventory shrinkage as a percentage of sales for fiscal 2003 as compared with fiscal 2002.

     Selling and administrative expenses increased $35.8 million (4.4%) from the 2002 period to the 2003 period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2003 as compared with fiscal 2002. As a percentage of net sales, selling and administrative expenses were 31.7% for the twelve months ended May 31, 2003 compared with 31.8% for the twelve months ended June 1, 2002. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the relocation of several stores. During fiscal 2003 and 2002, the Company paid $0.4 million and $1.0 million of these costs, respectively. In addition, during fiscal 2002, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During fiscal 2003, the Company established a $0.4 million reserve for future lease obligations relating to a store closed during fiscal 2003.

     Depreciation expense amounted to $69.1 million in the twelve months ended May 31, 2003 compared with $59.6 million in the twelve months ended June 1, 2002. This increase of $9.5 million in the fiscal 2003 period compared with the comparative 2002 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

     Amortization expense was $7.4 million for the twelve months ended May 31, 2003 compared with $3.8 million for the similar period of a year ago. This increase is due mainly to amortization expense related to leaseholds for sixteen store locations purchased during fiscal 2003 for approximately $18.8 million.

     Interest expense increased $1.8 million for the twelve months ended May 31, 2003 compared with the similar period of a year ago. The increase in interest expense is due primarily to interest expense related to the Company's capital leases. Interest expense related to capital lease obligations amounted to $2.1 million during fiscal 2003 as compared with $0.2 million during fiscal 2002. In addition, interest relating to the Company's borrowings under its lines of credit amounted to $0.2 million during fiscal 2003 compared with $0.3 million during fiscal 2002.

     The provision for income taxes decreased to $39.3 million for the twelve months ended May 31, 2003 from $40.7 million for the similar fiscal period a year ago. This decrease in the tax provision was due to lower earnings. The effective tax rate for fiscal 2003 was 37.7% compared with 37.8% in the prior fiscal year. An increase in the Company's effective state tax rate, net of federal tax benefit, of approximately 1.4% was offset by a one-time federal tax adjustment realized by the Company during the current fiscal year.

     Net income decreased $1.9 million to $65.0 million for the fiscal 2003 period from $66.9 million for the comparative 2002 period. Basic net income per share was $1.46 per share for fiscal 2003 compared with $1.51 per share for the comparative 2002 period. Diluted net income per share was $1.46 per share for fiscal 2003 as compared with $1.50 per share for fiscal 2002.

     Recently, certain basic or commodity-type merchandise items have experienced deflation in their cost and their corresponding retail price. The Company does not believe this has had a significant impact on its sales volume to date. However, if this trend were to continue and to affect a greater portion of the Company's merchandise without a corresponding decrease in fixed expenses or increase in unit sales, the Company's gross sales and net income could be adversely affected.

Results of Operations

Twelve Months Ended
June 1, 2002 and June 2, 2001

     The following table sets forth certain items in the consolidated statements of operations as a percentage of net sales for the twelve months ended June 1, 2002 and June 2, 2001.
	Percentage of Net Sales
	Twelve Months Ended
	June 1, 2002	June 2, 2001
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	62.6	63.2
Selling and Administrative Expenses	31.8	31.0
Depreciation	2.3	2.1
Amortization	0.1	0.1
Interest Expense	-	0.1
	96.8	96.5
Other Income	1.0	1.2
Income Before Provision for Income Taxes	4.2	4.7
Provision for Income Taxes	1.6	1.7
Net Income	2.6%	3.0%

Performance for the Twelve Months (52 weeks) Ended June 1, 2002 Compared With the Twelve Months (52 weeks) Ended June 2, 2001

     Consolidated net sales increased $176.9 million (7.4%) for fiscal 2002 compared with the similar period of the prior year. Comparative stores sales decreased 0.3% for the period. Twenty new and seven relocated Burlington Coat Factory department stores, opened during fiscal 2002, contributed $171.8 million to sales. Stores opened during fiscal 2002 contributed $77.0 million to sales from the beginning of fiscal 2002 to the anniversary of their opening date. Nine stores, which were in operation during fiscal 2001, but which were closed prior to the beginning of fiscal 2002, contributed $30.4 million to sales for fiscal 2001.

     The Cohoes stores contributed $39.0 million to consolidated sales for the twelve months ended June 1, 2002 compared with $37.5 million for the twelve months ended June 2, 2001. Cohoes comparative store sales increased 4.3% for the twelve month period.

     Sales in fiscal 2002 for the Decelle stores were $29.0 million compared with $32.4 million for the twelve months ended June 2, 2001. Decelle comparative store sales decreased 3.1% for the twelve months ended June 1, 2002 compared with the similar twelve month period of a year ago. One store, closed prior to the beginning of fiscal 2002, contributed $2.5 million to fiscal 2001 sales.

     During the second fiscal quarter of fiscal 2002, the Company opened a stand-alone shoe store in East Meadow, New York. An additional eight stand-alone shoe stores were opened during the fourth quarter of fiscal 2002. These new stand-alone shoe stores contributed $7.9 million to fiscal 2002 sales.

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) decreased to $25.6 million for fiscal 2002 compared with $28.3 million for fiscal 2001. This decrease is primarily the result of a decrease in investment income, resulting from a decrease in investment rates during the comparative periods, of approximately $4.5 million. These decreases were offset in part by an increase in rental income of $1.3 million and by the gain realized on the disposition of Company assets during fiscal 2002.

     Cost of sales increased $95.0 million (6.3%) for the twelve months ended June 1, 2002 compared with the twelve months ended June 2, 2001. The dollar increase in cost of sales was due to the increase in net sales during the fiscal 2002 compared with fiscal 2001. Cost of sales as a percentage of net sales decreased from 63.2% in fiscal 2001 to 62.6% in fiscal 2002. This improvement was primarily the result of lower inventory shrinkage during fiscal 2002 compared with fiscal 2001 and lower markdowns taken as a percentage of sales during fiscal 2002 compared with fiscal 2001.

     Selling and administrative expenses increased $75.0 million (10.1%) from the 2001 period to the 2002 period. As a percentage of net sales, selling and administrative expenses were 31.8% for the twelve months ended June 1, 2002 compared with 31.0% for the twelve months ended June 2, 2001. This increase was due mainly to an increase in the number of stores in operation and increases in payroll and payroll related expenses. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the relocation of several stores. During fiscal 2002, the Company paid $1.0 million of these costs. In addition, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord.

     Depreciation expense amounted to $59.6 million in the twelve months ended June 1, 2002 compared with $49.3 million in the twelve months ended June 2, 2001. This increase of $10.3 million in the fiscal 2002 period compared with the comparative 2001 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the prior two fiscal years.

     Amortization expense was $3.8 million for the twelve months ended June 1, 2002 compared with $3.5 million for the similar period of fiscal 2001. The increase is primarily related to amortization of leaseholds purchased during fiscal 2002.

     Interest expense decreased $0.6 million for the twelve months ended June 1, 2002 compared with the twelve months ended June 2, 2001. The decrease in interest expense is the result of a decrease in long term debt due to the recurring repayments of the Company's industrial development bonds and the prepayment of the entire remaining balance of the Company's subordinated notes in June 2000. In addition, interest relating to the Company's borrowings under its lines of credit amounted to $0.3 million during fiscal 2002 compared with $0.8 million during fiscal 2001. Interest expense related to capital lease obligations amounted to $0.2 million during fiscal 2002. There were no capital lease obligations during fiscal 2001.

     The provision for income taxes decreased to $40.7 million for the twelve months ended June 1, 2002 from $42.1 million for the twelve months ended June 2, 2001. This decrease in the tax provision was due to lower earnings. The effective tax rate for fiscal 2002 was 37.8% compared with 37.2% in fiscal 2001. This rate increase is due primarily to decreases in tax-exempt interest earned by the Company during fiscal 2002 compared with fiscal year 2001 and to an increase in the effective state income tax rate for fiscal 2002 compared with fiscal 2001.

     Net income decreased $4.2 million to $66.9 million for the fiscal 2002 period from $71.0 million for the comparative 2001 period. Net income per share was $1.51 per share for fiscal 2002 compared with $1.60 per share for the comparative 2001 period.

Liquidity and Capital Resources

     During fiscal 2003, the Company opened eighteen Burlington Coat Factory Warehouse department stores and four MJM Designer Shoes stores. The Company closed six stores and relocated three others to new locations within their trading areas. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 2003 were approximately $39.4 million. Expenditures for store relocations, store expansions and store refurbishings were approximately $45.9 million during fiscal 2003. During fiscal 2003, the Company acquired the leases of sixteen stores for $18.8 million. In addition, expenditures during fiscal 2003 for store locations to be opened during fiscal 2004 amounted to $20.4 million. Expenditures incurred in the construction of the Company's new distribution center in Edgewater Park, New Jersey amounted to $32.1 million. Other capital expenditures, consisting primarily of computer system enhancements and distribution center improvements amounted to $11.0 million for fiscal 2003. For fiscal 2004, the Company estimates that it will spend approximately $122.2 million for capital expenditures (i.e., building acquisitions, fixtures, equipment and leasehold improvements) in connection with the opening of approximately twenty-five to thirty-five new stores (including store relocations), remodeling and expansion of existing stores, expansion of the Company's home office and warehouse facilities, and computer enhancement projects.*

     Recently several retail chain stores have filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code and subsequently have made many of their retail locations available for auction. The Company monitors such activity for desirable locations for its stores. In fiscal 2002, the Company acquired sixteen former Montgomery Ward locations. In fiscal 2003, the Company acquired an additional twelve former Kmart locations and two former Ames locations. Should additional locations become available from these or other retailers, the Company may seek to acquire a number of such locations in one or more transactions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings*

     From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2003, the Company did not repurchase any shares of its stock. During fiscal 2003, the Company reissued 51,045 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of May 31, 2003 the Company had authority to purchase an additional $3.6 million of its stock.

     Working capital decreased to $203.1 million at May 31, 2003 from $236.3 million at June 1, 2002. At June 2, 2001, working capital was $296.7 million.

     Net cash provided by operating activities of $74.0 million for fiscal 2003 decreased by $159.4 million from $233.4 million in net cash provided by operating activities for fiscal 2002. This decrease in net cash from operations was due primarily to a decrease the Company's accounts payable position as of May 31, 2003 compared with June 1, 2002.

*Forward Looking Statement. See Safe Harbor Statement on page 6.

     On August 14, 2003, the Board of Directors of the Company declared a cash dividend in the amount of three cents (.03) per share payable on December 8, 2003 to stockholders of record on November 14, 2003. The Company expects the paid dividend to be approximately $1.3 million. On October 24, 2002, the Board of Directors of the Company declared a cash dividend in the amount of two cents ($0.02) per share. This cash dividend was paid on November 30, 2002, to stockholders of record on November 6, 2002. The paid dividend amounted to $0.9 million.

     The Company's long-term borrowings at May 31, 2003 consisted of an industrial development refunding bond of $7.0 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.7 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.8 million.

     The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $0.6 million and mature on September 1, 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The serial bonds bear interest at 5.4% per annum, and the term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.0% and 4.3 years, respectively. During fiscal 2003, the Company expended approximately $0.6 million for the repayment of the Refunding Bonds. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $7.8 million.

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

     On August 15, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., entered into a Note Purchase Agreement with a group of institutional investors for the sale of an aggregate of $100 million of Senior Notes. The Notes will be issued in two tranches. The Series A Notes will aggregate $36 million at an interest rate of 4.06% due September 30, 2010 with an average life of five years. The Series B Notes will aggregate $64 million at an interest rate of 4.67% due September 30, 2013 with an average life of seven years. The closing of the transaction is scheduled for September 30, 2003. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

     The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-five years and twenty-two years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. During fiscal 2003, $0.2 million of lease payments were applied against the capital lease obligations and $2.1 million were applied to interest expense.

     As of May 31, 2003 and June 1, 2002, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. The Company also has in place an additional $10.0 million in uncommitted lines of credit. The uncommitted lines of credit are cancelable by the lenders at any time. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.25% at May 31, 2003). The Company had letter of credit commitments outstanding against the committed line of credit of $26.4 million at the end of fiscal 2003 and $21.0 million at the end of fiscal 2002. At May 31, 2003, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $43.5 million during the first quarter of fiscal 2003 and $74.8 million during the second quarter of fiscal 2003. For the comparative periods of a year ago, the maximum borrowings were $54.8 million and $50.2 million, respectively. The average borrowing under these credit lines during the first quarter of fiscal 2003 was $19.3 million, at an average interest rate of 2.3%. During the second quarter of fiscal 2003, the average borrowing under the lines of credit was $47.3 million at an average interest rate of 2.3%. Average borrowing during the first quarter of fiscal 2002 was $38.1 million at an average interest rate of 4.2%. During the second quarter of fiscal 2002, average borrowing was $22.5 million at an average interest rate of 3.5%. During the third and fourth quarters of fiscal 2003 and 2002, there were no borrowings under these lines of credit. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

     In addition, the Company had letter of credit agreements with a bank in the amount of $3.5 million and $5.1 million guaranteeing performance under various leases, insurance contracts and utility agreements at the end of fiscal 2003 and fiscal 2002, respectively.

     The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from the scheduled completion of the sale $100 million of senior notes, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit.* Furthermore, to the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.*

Inflation

     Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased, and therefore, inflation has not had a significant effect on operations.*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

     The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At May 31, 2003, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at May 31, 2003:

*Forward Looking Statement. See Safe Harbor Statement on page 6.

     Scheduled Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at May 31, 2003 (in thousands):
	Fixed Rate Debt and Lease Obligations	Average Interest Rate
2004	$ 921	4.7%
2005	1,047	5.0%
2006	1,190	5.3%
2007	1,288	5.7%
2008	1,397	7.9%
Thereafter	29,662	8.0%
Total	$35,505

Fair Value at May 31, 2003	$37,090

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements and following pages.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures.

     The Company's principal executive officer, Monroe G. Milstein, and the Company's principal financial officer, Robert LaPenta, have reviewed and evaluated the Company's disclosure controls and procedures as of a date within ninety days prior to the filing of this annual report on Form 10-K. Based on their review, these officers have concluded that such disclosure controls and procedures are adequate for the effective recording, processing and summarizing of information for the preparation of this annual report on Form 10-K. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART III
Item 10.	Directors and Executive Officers of the Registrant

Item 11. Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12, and 13 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after May 31, 2003.

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report.
		Page
1.	Financial Statements

	Index to Consolidated Financial Statements	31

	Independent Auditors' Report	32

	Consolidated Balance Sheets May 31, 2003 and June 1, 2002	33

	Consolidated Statements of Operations for the Year Ended May 31, 2003, June 1, 2002 and June 2, 2001	34

	Consolidated Statements of Stockholders' Equity for the Year Ended June 2, 2001, June 1, 2002 and May 31, 2003	35

	Consolidated Statements of Cash Flows for the Year Ended May 31, 2003, June 1, 2002 and June 2, 2001	36

	Notes to Consolidated Financial Statements	37

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	57

	Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation, as amended	Filed Herewith

3.2	By-laws	Filed Herewith

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	1/

10.2	1993 Stock Incentive Plan*	Filed Herewith

10.3	1998 Stock Incentive Plan*	Filed Herewith

10.4	2002 Stock Incentive Plan*	2/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	3/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	1/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	1/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	1/

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(3)	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003. File No. 1-8739.
*	Executive Compensation Plan.

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	5/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	Filed Herewith

21	Subsidiaries of Registrant	Filed Herewith

23

Consent of Deloitte & Touche LLP, independent
  certified public accountants, to the use of
  their report on the financial statements of
  the Company for the year ended May 31, 2003
  in the Registration Statements of the Company
  on Form S-8, Registration No. 2-96332,
  No. 33-21569, No. 33-51965, No. 333-41077,
  No. 333-65995, No. 333-78941, No. 333-74244
  and No. 333-105153

Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

____________________
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
*	Executive Compensation Plan

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
Description	Location
1) 1993 Stock Incentive Plan	Exhibit 10.2
2) 1998 Stock Incentive Plan	Exhibit 10.3
3) 2002 Stock Incentive Plan	Exhibit 10.4
4) Deferred Compensation Plan	Exhibit 10.10

(b)	Reports on Form 8-K

     The Company filed one report on Form 8-K during the quarter ended May 31, 2003. The report on Form 8-K was filed on April 4, 2003 in connection with a press release reporting the Company's net income for its third fiscal quarter of 2003. The press release in the report on Form 8-K contained unaudited Consolidated Statements of income for the nine and three months ended March 1, 2003 and March 2, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(Registrant)
By:	/s/ Monroe G. Milstein Monroe G. Milstein, President
Dated:	August 27, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ Monroe G. Milstein Monroe G. Milstein	Chief Executive Officer and President (Principal Executive Officer); Director	August 27, 2003

/s/ Robert L. LaPenta Robert L. LaPenta, Jr.	Controller (Principal Financial and Accounting Officer)	August 27, 2003

/s/ Roman Ferber Roman Ferber	Director	August 27, 2003

/s/ Harvey Morgan Harvey Morgan	Director	August 27, 2003

/s/ Andrew R. Milstein Andrew R. Milstein	Director	August 27, 2003

/s/ Stephen E. Milstein Stephen E. Milstein	Director	August 27, 2003

/s/ Mark A. Nesci Mark A. Nesci	Director	August 27, 2003

/s/ Irving Drillings Irving Drillings	Director	August 27, 2003

[THIS PAGE INTENTIONALLY LEFT BLANK]

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Independent Auditors' Report	32

Consolidated Balance Sheets May 31, 2003 and June 1, 2002	33

Consolidated Statements of Operations for the Year Ended May 31, 2003, June 1, 2002 and June 2, 2001	34

Consolidated Statements of Stockholders' Equity for the Year Ended June 2, 2001, June 1, 2002 and May 31, 2003	35

Consolidated Statements of Cash Flows for the Year Ended May 31, 2003, June 1, 2002 and June 2, 2001	36

Notes to Consolidated Financial Statements	37

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	57

Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and subsidiaries (the "Company") as of May 31, 2003 and June 1, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Warehouse Corporation and subsidiaries as of May 31, 2003 and June 1, 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 15, 2003

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)
	May 31, 2003	June 1, 2002
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 27,904	$ 122,474
Restricted Cash and Cash Equivalents	8,826	6,500
Investments	15,266	-
Accounts Receivable (Net of Allowance for Doubtful Accounts of $4,655 in 2003 and $3,994 in 2002)	16,927	14,773
Merchandise Inventories	583,133	564,652
Deferred Tax Asset	16,050	10,534
Prepaid and Other Current Assets	15,378	31,782

Total Current Assets	683,484	750,715

Property and Equipment (Net of Accumulated Depreciation)	575,322	482,072
Investments	22	19
Intangible Assets (Net of Accumulated Amortization of $15,740 in 2003 and $13,410 in 2002)	44,567	33,156
Other Assets	7,068	7,829
Deferred Tax Assets	6,263	-

Total Asset	$1,316,726	$1,273,791

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 312,124	$ 372,726
Income Taxes Payable	10,458	5,424
Other Current Liabilities	156,874	135,424
Current Maturities of Long Term Debt	918	828

Total Current Liabilities	480,374	514,402

Long Term Debt	34,587	22,245
Other Liabilities	13,744	13,795
Deferred Tax Liability	-	851

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Par Value $1; Authorized 5,000,000 shares, none issued and outstanding	-	-
Common Stock, Par Value $1; Authorized 100,000,000 shares; 49,765,797 issued at May 31, 2003; 49,748,797 shares issued at June 1, 2002	49,766	49,749
Capital in Excess of Par Value	22,031	21,259
Retained Earnings	776,153	712,089
Accumulated Other Comprehensive Income (Loss)	1	(2)
Note Receivable from Stock Options Exercised	(83)	(100)
Treasury Stock at Cost; 2003-5,219,031 shares; 2002- 5,270,376 shares	(59,847)	(60,497)

Total Stockholders' Equity	788,021	722,498

Total Liabilities and Stockholders' Equity	$1,316,726	$1,273,791

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except share data)
Year Ended (52 Weeks)
	May 31, 2003	June 1, 2002	June 2, 2001
REVENUES:

Net Sales	$2,697,359	$2,577,206	$2,400,289
Other Income	27,332	25,624	28,295

	2,724,691	2,602,830	2,428,584
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,686,955	1,612,644	1,517,676
Selling and Administrative Expenses	854,192	818,346	743,376
Depreciation	69,094	59,608	49,300
Amortization	7,367	3,750	3,540
Interest Expense	2,784	965	1,576

	2,620,392	2,495,313	2,315,468

Income Before Provision for Income Tax	104,299	107,517	113,116

Provision for Income Tax	39,342	40,653	42,091

Net Income	$ 64,957	$ 66,864	$ 71,025

Basic and Diluted Net Income Per Share: Basic Net Income	$ 1.46	$ 1.51	$ 1.60
Diluted Net Income	$ 1.46	$ 1.50	$ 1.60

Weighted Average Shares Outstanding	44,476,085	44,418,290	44,336,331

Dividends Per Share	$ .02	$ .02	$ .02

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FISCAL YEAR ENDED JUNE 2, 2001, JUNE 1, 2002 AND MAY 31, 2003
(All amounts in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Note Receivable from Options Exercised	Treasury Stock	Total
Balance at June 3, 2000	$49,703	$19,937	$575,994	($359)	($100)	($58,834)	$586,341
Comprehensive Income:
Net Income			71,025				71,025
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				356			356
Total Comprehensive Income							71,381
Stock Options Exercised	12	94					106
Treasury Stock Transactions		507				(2,158)	(1,651)
Dividends			(906)				(906)

Balance at June 2, 2001	49,715	20,538	646,113	(3)	(100)	(60,992)	655,271
Comprehensive Income:
Net Income			66,864				66,864
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				1			1
Total Comprehensive Income							66,865
Stock Options Exercised	34	407					441
Treasury Stock Transactions		314				495	809
Dividends			(888)				(888)

Balance at June 1, 2002	49,749	21,259	712,089	(2)	(100)	(60,497)	722,498
Comprehensive Income:
Net Income			64,957				64,957
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				3			3
Total Comprehensive Income							64,960
Stock Options Exercised	17	505					522
Repayment of Note Receivable from Options Exercised					17		17
Treasury Stock Transactions		267				650	917
Dividends			(893)				(893)

Balance at May 31, 2003	$49,766	$22,031	$776,153	$1	($83)	($59,847)	$788,021

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
	Year Ended (52 Weeks)
	May 31, 2003	June 1, 2002	June 2, 2001
OPERATING ACTIVITIES
Net Income	$ 64,957	$ 66,864	$ 71,025

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	76,461	63,358	52,840
Provision for Losses on Accounts Receivable	9,895	12,108	8,175
Provision for Deferred Income Taxes	(12,630)	(1,460)	(1,612)
(Gain) Loss on Disposition of Fixed Assets	(837)	(1,924)	496
Non-Cash Rent Expense and Other	249	200	2,138

Changes in Assets and Liabilities:
Investments	(15,266)	-	-
Accounts Receivable	(11,503)	(11,219)	(8,397)
Merchandise Inventories	(18,481)	(29,223)	(22,411)
Prepaids and Other Current Assets	16,404	3,079	(11,095)
Accounts Payable	(60,602)	112,048	(13,659)
Other Current Liabilities and Income Taxes Payable	26,484	20,633	5,182
Deferred Rent Incentives	(1,121)	(1,075)	(1,085)

Net Cash Provided by Operating Activities	74,010	233,389	81,597

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(148,815)	(167,763)	(95,772)
Proceeds from Sale of Fixed Assets	3,230	5,647	258
Proceeds from Sale of Held-to-Maturity Investments	-	6,200	13,700
Proceeds from Sale of Available-for-Sale Investments	-	-	25,000
Lease Acquisition Costs	(18,779)	(24,769)	(5,680)
Issuance of Notes Receivable	(6,350)	(2,965)	-
Receipts Against Long-Term Notes Receivable	4,089	60	73
Acquisition of Held-to-maturity Investments	-	-	(14,200)
Acquisition of Available-for-Sale Investments	-	-	(6,500)
Other	759	113	35

Net Cash Used in Investing Activities	(165,866)	(183,477)	(83,086)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(934)	(707)	(44,905)
Proceeds from Long Term Debt	-	2,000	-
Issuance of Common Stock Upon Exercise of Stock Options	522	441	106
Treasury Stock Transactions	917	809	(3,217)
Payment of Dividends	(893)	(888)	(906)

Net Cash (Used in) Provided by Financing Activities	(388)	1,655	(48,922)

(Decrease) Increase in Cash and Cash Equivalents	(92,244)	51,567	(50,411)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	128,974	77,407	127,818
Cash and Cash Equivalents and Restricted Cash at End of Period	$ 36,730	$128,974	$77,407

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$ 2,792	$ 969	$ 3,612

Income Taxes Paid	$ 46,744	$ 44,991	$52,308

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital Lease Obligation	$ 13,366	$ 13,715	$ -

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

1.  Business

     Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company") operate stores, in 42 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse" (three hundred seven stores), "Cohoes Fashions"(five stores), "Decelle" (seven stores), "Luxury Linens" (four stores), "Totally 4 Kids" (one store), "Baby Depot" (one store) and "MJM Designer Shoes" (ten stores). Cohoes Fashions offers merchandise in the middle to higher price range. Decelle offers merchandise in the moderate price range for the entire family with an emphasis on children's and youth wear. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. Baby Depot is a stand alone infant and toddler store specializing in infant and toddler apparel, furnishings and accessories. MJM Designer Shoes offers moderately priced designer and fashion shoes.

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

4.  Cash and Cash Equivalents

     Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalent investments amounted to $13.8 million at May 31, 2003 and $119.0 million at June 1, 2002. The Company is required to maintain compensating cash balances at two of its banks amounting to $0.4 million at May 31, 2003.

5.  Investments

     The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company's debt securities not classified as held-to-maturity are classified as trading securities and are carried at fair market value, with unrealized gains and losses included in earnings. The Company's investments not classified as held-to-maturity or trading securities are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity.

6.  Inventories

     Merchandise inventories are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method.

7.  Property and Equipment

     Property and equipment are stated at cost and depreciation is computed on the straight line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are depreciated over a ten year period or lease term, whichever is less. Repairs and maintenance expenditures are charged to expense as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are amortized over the lease term. Depreciation of assets recorded as capital leases is included in Depreciation on the Consolidated Statement of Operations.

8.  Intangible Assets

     Intangible Assets primarily consists of leasehold purchases, which are amortized over the minimum life of the related lease term.

9.  Other Assets

     Other assets consist primarily of notes receivable.

10.  Other Current Liabilities

     Other current liabilities primarily consisted of sales tax payable, unredeemed store credits and gift certificates, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

11.  Store Opening Expenses

     Expenses related to new store openings are charged to operations in the period incurred.

12.  Derivatives and Hedging Activities

     The Company does not have any derivative financial instruments.

13.  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.

14.  Basic and Diluted Net Income Per Share

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

     Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of dilutive net income per share are as follows:

	Year Ended (52 Weeks)
	May 31, 2003	June 1, 2002	June 2, 2001
	(all amounts in thousands, except per share data)
Net Income	$64,957	$66,864	$71,025
Weighted Average Shares Outstanding	44,476	44,418	44,336
Effect of Dilutive Stock Options	72	66	50
Weighted Average Shares Out- standing, Assuming Dilution	44,548	44,484	44,386
Diluted Net Income Per Share	$ 1.46	$ 1.50	$ 1.60

     Options to purchase 28,420 shares of common stock were outstanding during fiscal 2003, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares and therefore would be antidilutive.

15.  Other Income

     Other income consists of rental income received from leased departments, interest income and miscellaneous items.

16.  Advertising Costs

     The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expense as incurred. Net advertising expenses, included in Selling and Administrative Expenses on the Consolidated Statement of Operations, for the twelve months ended May 31, 2003, June 1, 2002 and June 2, 2001 were $61.2 million, $62.1 million, and $59.7 million, respectively.

17.  Impairment of Long Lived Assets

     The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

18.  Stock-Based Compensation

     SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note N). The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):
	Year Ended (52 Weeks)
	May 31, 2003	June 1, 2002	June 2, 2001
Net income as reported	$64,957	$66,864	$71,025
Expense under fair value method, net of tax effect	(708)	(374)	(251)
Pro forma net income	$64,249	$66,490	$70,774
Income per share:
Basic - as reported	$ 1.46	$ 1.51	$ 1.60
Diluted - as reported	$ 1.46	$ 1.50	$ 1.60
Basic - pro forma	$ 1.44	$ 1.50	$ 1.60
Diluted - pro forma	$ 1.44	$ 1.49	$ 1.59

19.  Comprehensive Income

     The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income.

20.  Revenue Recognition

     The Company records revenue at the time of sale and delivery of merchandise. The Company records revenue net of allowances for estimated future returns.

21.  Licensed Department Income

     The Company records the net of leased department revenues and related costs to Other Income. Leased department income, included in Other Income, amounted to $8.4 million, $9.1 million and $8.9 million for the years ended May 31, 2003, June 1, 2002 and June 2, 2001, respectively.

22.  Vendor Rebates and Allowances

     Prior to the adoption of Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Customer Consideration Received from a Vendor, the Company recorded cash consideration received from a vendor that represented reimbursement of a specific, incremental, identifiable cost as a reduction of cost of sales or selling and administrative expense when the associated cost was recorded. All other cash consideration received from vendors was recorded as reduction of cost of sales.

     Subsequent to the adoption of EITF No. 02-16, the Company recorded cash consideration received from a vendor that represented reimbursement of a specific, incremental, identifiable cost as a reduction of cost of sales or selling and administrative expense when the associated cost was recorded. All other cash consideration received from vendors was recorded as reduction of cost of sales when the related inventory was sold (See Note (A)(24)(j)).

23.  Capitalized Computer Software Costs

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company capitalized $4.1 million and $4.0 million relating to these costs during fiscal 2003 and fiscal 2002, respectively.

24.  Recent Accounting Pronouncements

     a.  In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Under the provisions of SFAS No. 142, any impairment loss identified upon adoption of this standard is recognized as a cumulative effect of a change in accounting principle. Any impairment loss incurred subsequent to initial adoption of SFAS No. 142 is recorded as a charge to current period earnings. SFAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's balance sheet at that date regardless of when those assets were initially recognized. The Company adopted SFAS No. 142 on June 2, 2002. The adoption did not have a material effect on the Company's earnings or financial position.

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

     c.  In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and the reporting provisions of APB Opinion No. 30, Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on June 2, 2002. The Company's adoption of this statement did not have a material effect on its consolidated financial statements.

     d.  The FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, in April 2002. SFAS No. 145 rescinds, amends or makes various technical corrections to certain existing authoritative pronouncements. Among other things, SFAS No. 145 will change the accounting for certain gains and losses resulting from extinguishments of debt by requiring that a gain or loss from extinguishments of debt be classified as an extraordinary item only if it meets the specific criteria of APB Opinion No. 30. SFAS No. 145 also requires that cash flows from all trading securities be classified as cash flows from operating activities in its statement of cash flows. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. As a result of the Company's adoption of SFAS No. 145, extraordinary losses, related to the Company's early extinguishment of debt for the fiscal year ended June 2, 2001, was reclassified.

     e.  The FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, in June 2002. SFAS No. 146 changes the standards for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 establishes that fair value is the objective for initial measurement of the liability. SFAS No. 146 nullifies the guidance of Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs in a Restructuring), under which an entity recognized a liability for an exit cost on the date that the entity committed itself to an exit plan. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS No. 146 during fiscal 2003 (See Note F). The adoption of SFAS No. 146 by the Company during fiscal 2003 did not have a material effect on the Company's financial statements.

     f.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting. It provides for alternative methods of transition for an entity which voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of an entity's accounting for stock-based compensation on both an annual and interim financial reporting basis. Certain provisions of FASB No. 148 related to FASB No. 123 and APB No. 28 are effective for reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 will require the Company to disclose the effects of its stock based employee compensation in interim financial statements beginning with the first quarter of fiscal 2004. The Company has adopted the annual disclosure requirements of SFAS No. 148.

     g.  In May 2000, EITF issued EITF Issue No. 00-14, Accounting for Certain Sales Incentives. This Issue addresses the recognition, measurement and income statement classification of certain sales incentives. EITF No. 00-14 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company adopted EITF No. 00-14. The Issue did not have a material effect on the Company's earnings or financial position.

     h.  In May 2000, the EITF issued EITF Issue No. 00-25, Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor. EITF No. 00-25 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company adopted EITF No. 00-25. The Issue did not have a material effect on the Company's earnings or financial position.

     i.  In November 2001, the EITF issued EITF Issue No. 01-9, Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products). This Issue requires, among other things, that consideration paid to customers should be classified as a reduction of revenue unless certain criteria are met. EITF No. 01-9 is effective for annual or interim financial statements for periods beginning after December 15, 2001. The Company adopted EITF No. 01-9. The Issue did not have an impact on the Company's earnings or financial position.

     j.  In November 2002, the EITF issued sections of EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address when a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Application by the Company of EITF Issue No. 02-16 resulted in approximately $1.4 million of consideration received from vendors being recorded as a reduction of inventory at May 31, 2003.

     k.  In November of 2002, the FASB issued FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees Including Guarantees of Indebtedness of Others. FIN No. 45 requires entities to establish liabilities for certain types of guarantees, and expands financial statement disclosures for others. The accounting requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002, and the disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the requirements of FIN No. 45. The adoption of FIN No. 45 did not have any impact on the Company's financial position or results of operations.

     l.  In January of 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after June 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company's adoption of FIN No. 46 had no effect on its consolidated financial statements.

25.  Reclassifications

     Certain reclassifications have been made to the current year's interim financial information and to the prior years' financial statements to conform to the classifications used in the current year.

B.  Property and Equipment

     Property and equipment consists of (in thousands):

	May 31, 2003
	Owned	Capital Leases	Total
Land	$ 44,716	-	$ 44,716
Buildings	156,992	$27,081	184,073
Store Fixtures and Equipment	383,591	-	383,591
Leasehold Improvements	278,671	-	278,671
Construction in Progress	31,030	-	31,030
	895,000	27,081	922,081
Less Accumulated Depreciation	(346,017)	(742)	(346,759)
	$548,983	$26,339	$575,322

	June 1, 2002
	Owned	Capital Leases	Total
Land	$ 41,038	-	$ 41,038
Buildings	149,923	$13,715	163,638
Store Fixtures and Equipment	377,285	-	377,285
Leasehold Improvements	223,715	-	223,715
Construction in Progress	11,297	-	11,297
	803,258	13,715	816,973
Less Accumulated Depreciation	(334,737)	(164)	(334,901)
	$468,521	$13,551	$482,072

C.  Investments

     Investments consist of (in thousands):

	May 31, 2003
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (current):
Short term municipal bond fund	$15,153	$113	$15,266

Available-for-Sale Investments (Long Term):
Equity Investments	$ 21	$ 1	$ 22

	June 1, 2002
	Cost	Unrealized Losses	Fair Market Value
Available-for-Sale Investments (Long Term):
Equity Investments	$21	($2)	$19

     During fiscal 2002, $6.2 million of the Company's held-to-maturity investments were called by the issuing authority. Proceeds from the sale of these investments were used to purchase money market investments which are classified as restricted cash and cash equivalents on the Company's balance sheet at May 31, 2003 and June 1, 2002. The $6.2 million of money market investments are pledged as collateral for certain insurance contracts.

D.  Intangible Assets

     Intangible assets consists primarily of leasehold purchases, which are amortized over the minimum life of the related lease term. Intangible assets as of May 31, 2003 and June 1, 2002 are as follows (all amounts in thousands):
	May 31, 2003			June 1, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,844	$15,498	$44,346	$46,102	$13,199	$32,903
Other	463	242	221	463	210	253
	$60,307	$15,740	$44,567	$46,565	$13,409	$33,156

Amortization expense amounted to $7.4 million, $3.8 million and $3.5 million for the twelve months ended May 31, 2003, June 1, 2002 and June 2, 2001, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2004 - $6.7 million; fiscal 2005 - $5.0 million; fiscal 2006 - $4.0 million; fiscal 2007 - $3.0 million; fiscal 2008 - $1.8 million. Leaseholds acquired during the twelve months ended May 31, 2003 and June 1, 2002 amounted to $18.8 million and $24.8 million, respectively. Leaseholds acquired during the current fiscal year have a weighted average amortization period of approximately six years.

E.  Accounts Payable

     Accounts payable consists of (in thousands):

	May 31, 2003	June 1, 2002
Accounts Payable-Trade	$276,859	$297,116
Accounts Payable-Due Banks	17,469	57,848
Other	17,796	17,762

	$312,124	$372,726

F.  Store Exit Costs

     During the fourth quarter of fiscal 2001, the Company approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for contractual lease payments and other expenses to be incurred subsequent to the closing of these stores. During fiscal 2002, the Company paid $1.0 million of these costs. In addition, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During the first six months of fiscal 2003, $0.4 million of payments for rent and other rent related expenses were applied against this reserve. As of May 31, 2003, all costs related to the store closings had been paid.

     In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores existing beyond May 31, 2003. Scheduled rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. The Company believes that this reserve is adequate to cover the expected contractual lease payments and other costs related to the closings.

G.  Lines of Credit

     Total lines of credit from all banks as of May 31, 2003 and June 1, 2002 amounted to $100 million in committed credit and $10 million in uncommitted credit.

     The Company's committed line of credit is a four year commitment which renews for an additional year every year. It is currently available through December 2007. The uncommitted lines of credit are cancelable by the bank at any time. Letters of credit outstanding against these lines were $26.4 million and $21.0 million at May 31, 2003 and June 1, 2002, respectively.

     At May 31, 2003, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $43.5 million during the first quarter of fiscal 2003 and $74.8 million during the second quarter of fiscal 2003. For the comparative periods of a year ago, the maximum borrowing was $54.8 million and $50.2 million, respectively. The average borrowing under these credit lines during the first quarter of fiscal 2003 was $19.3 million, at an average interest rate of 2.3%. During the second quarter of fiscal 2003, the average borrowing under the lines of credit was $47.3 million at an average interest rate of 2.3%. Average borrowing during last year's first quarter was $38.1 million at an average interest rate of 4.2%. During the second quarter of last year, average borrowing was $22.5 million at an average interest rate of 3.5%. During the third and fourth quarters of fiscal 2003 and 2002, there were no borrowings under these lines of credit. Borrowings under the Company's lines of credit were necessary during the first six months of fiscal 2002 and fiscal 2003 primarily because of the purchase of inventory during the periods and capital expenditure requirements.

     Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (4.25% at May 31, 2003).

H.  Long-Term Debt

     Long-term debt consists of (in thousands):

	May 31, 2003	June 1, 2002
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2003 to September 1, 2010	$ 7,005	$ 7,560
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,733	1,933
Capital Lease Obligations	26,767	13,580
Subtotal	35,505	23,073
Less Current Portion	(918)	(828)
Long-Term Debt	$34,587	$22,245

     The Industrial Revenue Bonds were issued in connection with the construction of the Company's existing distribution center. The Bonds are secured by a first mortgage on the Company's existing distribution center. Indebtedness, totaling $7.0 million, is secured by land and buildings with a net book value of $16.8 million at May 31, 2003, and payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $7.8 million.

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

     Long-term debt scheduled maturities in each of the next five fiscal years is as follows: 2004-$0.8 million; 2005-$0.9 million; 2006-$0.9 million; 2007-$1.0 million; and 2008-$1.1 million.

     Scheduled maturities of the Company's capital lease obligations in each of the next five fiscal years is as follows: 2004 - $0.1 million; 2005 - $0.2 million; 2006 - $0.3 million; 2007 - $0.3 million; and 2008 - $0.3 million.

     As of May 31, 2003, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At May 31, 2003, $26.0 million of the Company's retained earnings of $776.2 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

I.  Note Receivable from Stock Options Exercised

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

J.  Lease Commitments

     The Company leases two hundred ninety-two stores, warehousing and distribution facilities and office spaces under operating and capital leases that will expire principally during the next twenty-four years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

     The following is a schedule of future minimum lease payments under the operating and capital leases (in thousands):
Fiscal Year	Operating Leases	Capital Leases
2004	$110,047	$2,387
2005	102,249	2,442
2006	93,055	2,497
2007	82,765	2,497
Thereafter	306,422	54,176
Total minimum lease payments	$694,538	63,999
Amount representing interest		(37,232)
Present value of minimum lease payments		$26,767

     The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $43.6 million and $6.3 million relating to operating leases and capital leases, respectively, under non-cancelable subleases and other contingent rental agreements.

     Total rental expenses, included in Selling and Administrative Expense on the Consolidated Statement of Operations, under operating leases for the periods ended May 31, 2003, June 1, 2002, and June 2, 2001 were $109.0 million, $103.4 million and $95.9 million, respectively, including contingent rentals of $2.2 million, $2.5 million and $3.0 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $13.5 million, $13.6 million and $12.3 million, which has been included in other income for the periods ended May 31, 2003, June 1, 2002 and June 2, 2001, respectively.

     The Company has irrevocable letters of credit in the amount of $10.8 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.

K.  Employee Retirement Plans

     The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code. Membership in the salary deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the twelve months ended May 31, 2003, June 1, 2002 and June 2, 2001 were $11.2 million, $8.7 million and $9.0 million, respectively.

L.  Income Taxes

     The provision for income taxes is summarized as follows (in thousands):
Period Ended	2003	2002	2001
Current:
Federal	$43,240	$36,842	$39,134
State and other	8,732	5,271	4,756

Subtotal	51,972	42,113	43,890
Deferred	(12,630)	(1,460)	(1,799)

Total	$39,342	$40,653	$42,091

     A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

Period Ended	2003	2002	2001

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	4.6	3.0	2.7
Other charges	(1.9)	(.2)	(.5)

Effective tax rate	37.7%	37.8%	37.2%

     Deferred income taxes for 2003, 2002 and 2001 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

     Temporary differences which give rise to deferred tax assets and liabilities at May 31, 2003 and June 1, 2002 are as follows (in thousands):
Period Ended	2003		2002
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Current:
Allowance for doubtful accounts	$ 1,829		$ 1,570
Compensated absences	1,288		1,226
Inventory costs and reserves capitalized for tax purposes	8,037		6,146
Insurance reserves	4,950		4,501
Prepaid items deductible for tax purposes		$1,794		$ 3,423
Other	1,740		514
	$17,844	$1,794	$13,957	$ 3,423
Non-Current:
Depreciation		$7,022		$11,520
Accounting for rent expense	$ 2,982		$ 2,968
Pre-opening costs	10,303		7,701

	$13,285	$7,022	$10,669	$11,520

     No valuation allowance is deemed necessary.

M.     Supplementary Income Statement Information
Period Ended	2003	2002	2001
	(in thousands)
Repairs and Maintenance	$36,354	$32,701	$29,128

N.     Incentive Plans

     In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 540,000 shares of common stock have been reserved for issuance under the 1993 Plan. This plan expired in August, 1998. In October, 1998, the stockholders of the Company approved a stock incentive plan (the "1998 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 350,000 shares of common stock have been reserved for issuance under the 1998 Plan. In October 2002, the stockholders of the Company approved a stock incentive plan (the "2002 Plan") authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 140,000 shares of common stock have been reserved for issuance under the 2002 Plan. A summary of stock options transactions in fiscal periods 2001, 2002 and 2003 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding June 3, 2000	392,440	$14.02
Options issued	-	-
Options (cancelled)	(7,200)	$ 9.23
Options exercised	(12,600)	$11.88

Options outstanding June 2, 2001	372,640	$14.18
Options issued	191,800	$15.44
Options cancelled	(10,800)	$17.90
Options exercised	(33,900)	$11.53

Options outstanding June 1, 2002	519,740	$14.74
Options issued	-	-
Options cancelled	-	-
Options exercised	(17,000)	$10.60
Options outstanding May 31, 2003	502,740	$14.88

Options exercisable May 31, 2003	502,740	$14.88

     The following table summarizes information about the stock options outstanding under the Company's option plans as of May 31, 2003:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 5/31/03	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 5/31/03	Weighted Average Exercise Price
$ 8.85 - $ 9.58	57,120	2.5 yrs	$ 9.32	57,120	$ 9.32
$12.00	73,500	6.8 yrs	$12.00	73,500	$12.00
$15.44	191,800	8.7 yrs	$15.44	191,800	15.44
$16.28 - $16.84	151,900	5.6 yrs	$16.58	151,900	$16.58
$20.57 - $22.13	28,420	1.1 yrs	$20.67	28,420	$20.67
	502,740			502,740

     The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, effective with the 1997 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in fiscal 2003, 2002 and 2001, consistent with the methodology in SFAS No. 123, the pro forma effects on the Company's net income per share would have been as follows (in thousands, except per share amounts):
	2003	2002	2001
Net Income: As reported	$64,957	$66,864	$71,025
Pro forma	$64,249	$66,490	$70,774

Net Income per Share:
As reported	$1.46	$1.51	$1.60
Pro forma	$1.44	$1.50	$1.60

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 (no options were granted during fiscal 2003 or 2001):
2002

Risk-free interest rate	2.00%
Expected volatility	54.5%
Expected life	8 years
Contractual life	10 years
Expected Dividend Yield	0.1%
Fair value of options granted	$9.07

O.  Interim Financial Information (Unaudited)
          (All amounts in thousands, except per share data)

Fiscal Year Ended May 31, 2003
	13 Weeks Ended
	August 31, 2002	November 30, 2002	March 1, 2003	May 31, 2003
Net sales	$506,104	$782,777	$799,916	$608,562

Gross margin	$180,286	$307,424	$285,575	$237,119
Net Income (loss)	($16,063)	$ 41,581	$ 36,726	$ 2,713
Net income(loss) per common share -- basic and diluted:
Net Income (loss) -- basic	($0.36)	$ 0.93	$ 0.83	$ 0.06
Net Income (loss) -- diluted	($0.36)	$ 0.93	$ 0.82	$ 0.06

Fiscal Year Ended June 1, 2002

	13 Weeks Ended
	September 1, 2001	December 1, 2001	March 2, 2002	June 1, 2002
Net sales	$451,551	$744,236	$779,820	$601,599

Gross margin	$156,800	$294,487	$276,211	$237,064
Net Income (loss)	($20,577)	$ 41,265	$ 37,306	$ 8,870
Net income(loss) per common share -- basic and diluted:
Net Income (loss) -- basic	($0.46)	$ 0.93	$ 0.84	$ 0.20
Net Income (loss) -- diluted	($0.46)	$ 0.93	$ 0.84	$ 0.19

Results of quarterly operations are impacted by the highly seasonal nature of the Company's business and timing of certain holiday selling seasons. Quarterly results may not total year-to-date amounts due to rounding.

P.  Fair Value of Financial Instruments

     The carrying values of cash and cash equivalents, short and long term investments, accounts receivable and accounts payable approximate fair value.

     Interest rates that are currently available to the Company for issuance of notes payable and long-term debt (including current maturities) with similar terms and remaining maturities are used to estimate fair value for debt issues. The estimated fair values of long term investments were based on market prices of the securities. The estimated fair value of long-term debt (including current maturities) is as follows (in thousands):

	May 31, 2003		June 1, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (including capital lease obligation and current maturities)	$35,505	$37,090	$23,073	$23,460

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

R.  Segment Information

     The Company reports segment information in accordance with SFAS No.131, Disclosure about Segments of an Enterprise and Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):
Period Ended	May 31, 2003 (52 weeks)	June 1, 2002 (52 weeks)	June 2, 2002 (52 weeks)
Apparel	$2,095,180	$1,978,122	$1,859,873
Home Products	602,179	599,084	540,416
	$2,697,359	$2,577,206	$2,400,289

     Apparel includes all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. Home products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

S.  Legal Matters

     From time to time in the ordinary course of business, the Company is party to litigation. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements; however, there can be no assurances to this effect.

T.  Subsequent Events

     On August 15, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., entered into a Note Purchase Agreement with a group of institutional investors for the sale of an aggregate of $100 million of Senior Notes. The Notes will be issued in two tranches. The Series A Notes will aggregate $36 million at an interest rate of 4.06% due September 30, 2010 with an average life of five years. The Series B Notes will aggregate $64 million at an interest rate of 4.67% due September 30, 2013 with an average life of seven years. The closing of the transaction is scheduled for September 30, 2003. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

___________________________________________________________________

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of three cents ($.03) per share on August 14, 2003, payable on December 8, 2003, to stockholders of record on November 14, 2003. The Company expects the paid dividend to be approximately $1.3 million. A cash dividend for fiscal 2003 of two cents (.02) per share was declared on October 24, 2002, and was paid on November 30, 2002, to stockholders of record on November 6, 2002. The paid dividend amounted to $0.9 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors is to retain the majority of earnings to finance the growth and development of the Company's business. At May 31, 2003, $26.0 million of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.

Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 3, 2001 to May 31, 2003 and for the two months ended July 31, 2003:
Period	Low Price	High Price
June 3, 2001 to September 1, 2001	14.1000	20.5000

September 2, 2001 to December 1, 2001	12.8500	16.7000

December 2, 2001 to March 2, 2002	15.2000	18.3000

March 3, 2002 to June 1, 2002	18.0000	23.4000

June 2, 2002 to August 31, 2002	17.3500	22.1700

September 1, 2002 to November 30, 2002	16.5500	21.4800

December 1, 2002 to March 1, 2003	15.5000	21.3500

March 2, 2003 to May 31, 2003	15.7000	17.9000

June 1, 2003 to July 31, 2003	17.2200	18.8100

     As of July 31, 2003, there were 246 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
Schedule II - Valuation and Qualifying Accounts
(All amounts in thousands)
	COL.A	COL.B	COL.C	COL.D	COL.E

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS	BALANCE ACCOUNTS WRITTEN OFF	AT END OF PERIOD

DESCRIPTION

Period Ended 5/31/03

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$3,994	$9,895	$0	$9,234	$4,655

Period Ended 6/1/02

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$1,570	$12,108	$0	$9,864	$3,994

[THIS PAGE INTENTIONALLY LEFT BLANK]

File No. 1-8739

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

EXHIBITS FILED WITH

FORM 10-K

FOR FISCAL YEAR ENDED

May 31, 2003

under

The Securities Exchange Act of 1934

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

(Exact Name of Registrant as specified in its Charter)

INDEX TO EXHIBITS
3.	Exhibits

3.1	Articles of Incorporation, as amended	Filed Herewith

3.2	By-laws	Filed Herewith

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	1/

10.2	1993 Stock Incentive Plan*	Filed Herewith

10.3	1998 Stock Incentive Plan*	Filed Herewith

10.4	2002 Stock Incentive Plan*	2/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	3/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	1/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	1/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	1/

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(3)	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003. File No. 1-8739.
*	Executive Compensation Plan.

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	5/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	Filed Herewith

21	Subsidiaries of Registrant	Filed Herewith

23

Consent of Deloitte & Touche LLP, independent
  certified public accountants, to the use of
  their report on the financial statements of
  the Company for the year ended May 31, 2003
  in the Registration Statements of the Company
  on Form S-8, Registration No. 2-96332,
  No. 33-21569, No. 33-51965, No. 333-41077,
  No. 333-65995,No. 333-78941, No. 333-74244
  and No. 333-105153

Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

____________________
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
*	Executive Compensation Plan.