Form 10-Q
period 2003-08-30
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2003-10-14
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 30, 2003

or

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

Yes X No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in
Rule 12b-2 of the Exchange Act).

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 7, 2003
--------------------------	---------------------------------
Common stock, par value $1	44,545,466

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(All amounts in thousands)
	August 30,	May 31,
	2003	2003
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 25,971	$ 27,904
Restricted Cash	8,826	8,826
Investments	-	15,266
Accounts Receivable, net	18,852	16,927
Merchandise Inventories	669,944	583,133
Deferred Tax Assets	27,009	16,050
Prepaid and Other Current Assets	16,953	15,378
Prepaid Income Tax	1,348	-
Total Current Assets	768,903	683,484

Property and Equipment (Net of Accumulated Depreciation)	597,332	575,322
Investments	24	22
Intangible Assets (Net of Accumulated Amortization)	42,646	44,567
Deferred Tax Assets	6,247	6,263
Other Assets	7,066	7,068

Total Assets	$1,422,218	$1,316,726

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 398,846	$ 312,124
Notes Payable	53,414	-
Income Taxes Payable	-	10,458
Other Current Liabilities	151,590	156,874
Current Maturities of Long Term Debt and Obligations Under Capital Leases	921	918

Total Current Liabilities	604,771	480,374

Long Term Debt and Obligations Under Capital Leases	34,506	34,587
Other Liabilities	13,284	13,744

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,768	49,766
Capital in Excess of Par Value	22,060	22,031
Retained Earnings	757,750	776,153
Accumulated Other Comprehensive Income	3	1
Note Receivable from Stock Options Exercised	(77)	(83)
Treasury Stock at Cost	(59,847)	(59,847)

Total Stockholders' Equity	769,657	788,021

Total Liabilities and Stockholders' Equity	$1,422,218	$1,316,726

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)
	Three Months Ended
	August 30,	August 31,
	2003	2002
REVENUES:

Net Sales	$ 529,642	$ 506,104
Other Income	5,822	6,211

	535,464	512,315
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	336,577	325,818
Selling and Administrative Expenses	205,188	194,964
Depreciation Expense	18,837	15,940
Amortization Expense	1,922	972
Interest Expense	782	450

	563,306	538,144

Loss Before Income Tax Benefit	(27,842)	(25,829)
Income Tax Benefit	(10,775)	(9,766)

Net Loss	(17,067)	(16,063)
Net Unrealized Gain on Non-Current Marketable Securities, Net of Tax	2	-
Total Comprehensive Loss	($17,065)	($16,063)

Basic and Diluted Earnings Per Share:
Basic and Diluted Net Loss Per Share	($0.38)	($0.36)
Basic Weighted Average Shares Outstanding	44,547,425	44,482,687
Diluted Weighted Average Shares Outstanding	44,626,063	44,571,806
Dividends Per Share	$ 0.03	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Three Months Ended
	August 30,	August 31,
	2003	2002

OPERATING ACTIVITIES
Net Loss	($17,067)	($16,063)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:
Depreciation and Amortization	20,759	16,912
Provision for Losses on Accounts Receivable	1,820	1,611
Provision for Deferred Income Taxes	(10,943)	(10,089)
Loss/(Gain) on Disposition of Fixed Assets and Leasehold Purchases	685	(507)
Proceeds from Sale of Trading Investments, Net	15,266	-
Other	(485)	(68)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(3,763)	348
Merchandise Inventories	(86,811)	(122,405)
Prepaids and Other Current Assets	(2,923)	13,140
Accounts Payable	86,722	18,268
Accrued and Other Current Liabilities	(17,078)	(5,885)

Net Cash Used in Operating Activities	(13,818)	(104,738)

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(42,834)	(33,319)
Proceeds from Sale of Fixed Assets	1,302	1,592
Acquisition of Leaseholds	-	(4,375)
Receipts Against Long Term Notes Receivable	24	16
Other	26	18

Net Cash Used in Investing Activities	(41,482)	(36,068)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(78)	(611)
Net Borrowings on Line of Credit	53,414	43,500
Issuance of Common Stock Upon Exercise of Stock Options	31	91

Net Cash Provided by Financing Activities	53,367	42,980

Decrease in Cash and Cash Equivalents	(1,933)	(97,826)
Cash and Cash Equivalents at Beginning of Period	27,904	122,774

Cash and Cash Equivalents at End of Period	$ 25,971	$ 24,948

Interest Paid:	$ 677	$ 557
Income Taxes Paid:	$ 11,974	$ 9,183

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 30, 2003 AND AUGUST 31, 2002 (UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries on which it has the controlling financial and managerial interest ("the Company"). All subsidiaries are wholly owned except three. The Company maintains a fifty percent interest and a ninety percent interest, respectively, in two separate real estate investments and a seventy-five percent interest in a third investment. The Company maintains managerial and financial control over all three of these subsidiaries. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. Because the Company's business is seasonal in nature, the operating results for the three months ended August 30, 2003 and the corresponding period ended August 31, 2002 are not necessarily indicative of results for the fiscal year.

2.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 29, 2003.

3.   Restricted cash consists of $0.4 million of compensating cash balances at two of the Company's banks, $6.2 million pledged as collateral for certain insurance contracts and $2.2 million restricted contractually for the acquisition of a building related to a store operated by the Company.

4.   Merchandise inventories as of August 30, 2003 and May 31, 2003 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item cost of sales in the Company's statement of operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items selling and administrative expenses and depreciation expense in the Company's statement of operations. Also included in selling and administrative expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

5.   The Company classifies its investments in debt securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as trading securities and are carried at fair market value, with unrealized gains and losses included in net income (loss). The Company's investments not classified as held-to-maturity or trading securities are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At the balance sheet dates presented, investments consisted of (in thousands):

August 30, 2003
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (current):
Short Term Municipal Bond Fund	-	-	-
Available-for-Sale Investments (Long Term):
Equity Investments	$22	$2	$24

May 31, 2003
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (current):
Short Term Municipal Bond Fund	$15,153	$113	$15,266
Available-for-Sale Investments (Long Term):
Equity Investments	$21	$1	$22

During the three months ended August 30, 2003, gross proceeds from the sale of trading securities amounted to $15.3 million. A gain of fifteen thousand dollars was realized on the sale of trading securities.

6.   The Company records revenue at the time of sale and delivery of merchandise. The Company records revenue net of allowances for estimated future returns. The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within other current liabilities.

7.   As of August 30, 2003, the Company had a current deferred tax asset of $27.0 million and a non-current deferred tax asset of $6.2 million. As of May 31, 2003, the Company had a current deferred tax asset of $16.1 million and a non-current deferred tax asset of $6.3 million.

Valuation allowances were not required. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, certain inventory related costs not currently deductible for tax purposes and tax loss carryforwards. Non-current deferred tax assets consists primarily of store opening costs not currently deductible for tax purposes, offset in part by the excess of tax depreciation over book depreciation.

8.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, which approximates the leasehold's useful life. Amortization of intangibles is included in amortization expense in the Company's Statement of Operations. Intangible assets as of August 30, 2003 and May 31, 2003 are as follows (all amounts in thousands):

	August 30, 2003			May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,844	$17,412	$42,432	$59,844	$15,498	$44,346
Other	463	249	214	463	242	221
	$60,307	$17,661	$42,646	$60,307	$15,740	$44,567

Amortization expense amounted to $1.9 million for the three months ended August 30, 2003 and $1.0 million for the three months ended August 31, 2002. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2005 - $5.2 million; fiscal 2006 - $4.2 million; fiscal 2007 - $3.0 million; fiscal 2008 - $1.8 million; fiscal 2009 - $1.4 million.

9.   Other assets consists primarily of notes receivable.

10.  Other current liabilities primarily consists of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable and other miscellaneous items.

11.  During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for lease commitments and other expenses to be incurred subsequent to the closing of these stores. During the three months ended August 31, 2002, $0.3 million of payments for rent and other rent related expenses were applied against this reserve. As of May 31, 2003, all costs related to the store closings had been paid.

In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Scheduled rent and rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. During the three months ended August 30, 2003, less than $0.1 million of payments were applied against this reserve. At August 30, 2003, the reserve amounted to $0.4 million. The Company believes this reserve is adequate to cover the expected contractual lease and other expenses related to these closings.

12.  Long-term debt consists of:

	August 30, 2003	May 31, 2003
	(in thousands)
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2003 to September 1, 2010	$ 7,005	$ 7,005
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,683	1,733
Capital Lease Obligations	26,739	26,767
Subtotal	35,427	35,505
Less Current Portion	(921)	(918)
Long-Term Debt and Obligations Under Capital Leases	$34,506	$34,587

13.  On August 14, 2003, the Board of Directors of the Company declared a cash dividend in the amount of three cents ($.03) per share payable on December 8, 2003 to stockholders of record on November 14, 2003. The Company has recorded a dividend accrual of $1.3 million at August 30, 2003.

14.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the three months ended August 30, 2003 and the three months ended August 31, 2002, comprehensive income consisted of net income (loss) and unrealized gains (losses) on available-for-sale investments.

15.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):

	Three Months Ended
	August 30,	August 31,
	2003	2002
Apparel	$394,651	$375,060
Home Products	134,991	131,044
	$529,642	$506,104

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

16.  The Company records the net of leased department revenues and related costs to other income. Leased department income, included in other income, amounted to $2.0 million for the three month period ended August 30, 2003, compared with $1.8 million for the similar period of a year ago.

17.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. The Company adopted the released sections of EITF Issue No. 02-16 effective as of January 1, 2003. Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. For the three months ended August 30, 2003, the application of EITF No. 02-16 resulted in a $0.3 million reduction in the Company's net loss.

18.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $1.4 million relating to these costs during the three months ended August 30, 2003. For the similar comparative three month period of a year ago, the Company capitalized $0.9 million.

19.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net loss and net loss per share for the periods ended August 30, 2003 and August 31, 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):
	Three Months Ended	Three Months Ended
	August 30, 2003	August 31, 2002
Net loss as reported	($17,067)	($16,063)
Expense under fair value method, net of tax effect	-	(271)
Pro forma net loss	($17,067)	($16,334)
Loss per share:
Basic - as reported	($0.38)	($0.36)
Diluted - as reported	($0.38)	($0.36)
Basic - pro forma	($0.38)	($0.37)
Diluted - pro forma	($0.38)	($0.37)

The Company did not issue stock options during fiscal 2003 or the first three months of fiscal 2004. There was no compensation expense related to issuance of stock options during the three months ended August 30, 2003.

20.  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.

21.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month period ended August 30, 2003 were $11.2 million. For the three month period ended August 31, 2002, net advertising costs amounted to $11.2 million.

22.  Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net loss per share are as follows (unaudited):

	Three Months Ended August 30, 2003			Three Months Ended August 31, 2002
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Loss Per Share:
Net Loss	($17,067)	44,547	($0.38)	($16,063)	44,483	($0.36)
Effect of Dilutive Stock Options	-	79	-	-	89	-
Diluted Loss Per Share:
Net Loss	($17,067)	44,626	($0.38)	($16,063)	44,572	($0.36)

Options to purchase 28,420 shares of common stock were outstanding during the first quarter of fiscal 2004, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares and therefore would be antidilutive.

23.  The Company holds no derivative financial instruments which could expose the Company to significant market risk.

24.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company has a policy of making investments in debt securities with short-term ratings of A-1 (or equivalent) or long-term ratings of A and A-2 (or equivalent). The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

25.  On September 30, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., completed the sale of an aggregate of $100 million of Senior Notes to a group of institutional investors. The Notes were issued in two tranches. The Series A Notes aggregate $36 million at an interest rate of 4.06% due September 30, 2010 with an average life of five years. The Series B Notes aggregate $64 million at an interest rate of 4.67% due September 30, 2013 with an average life of seven years. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

26.  Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current year.

27.  a.  In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, "Elements of Financial Statements," while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this statement in the second quarter of fiscal 2004. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its consolidated financial statements.

     b.  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company adopted this statement in the first quarter of fiscal 2004 with no material effect on its consolidated financial statements.

     c.  In January of 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a material effect on its consolidated financial statements.

     d.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting. It provides for alternative methods of transition for an entity which voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of an entity's accounting for stock-based compensation on both an annual and interim financial reporting basis. Certain provisions of FASB No. 148 related to FASB No. 123 and APB No. 28 are effective for reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 requires the Company to disclose the effects of its stock based employee compensation in interim financial statements beginning with the first quarter of fiscal 2004. The Company has adopted the disclosure requirements of SFAS No. 148.

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

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the three month periods ended August 30, 2003 and August 31, 2002.

	Percentage of Net Sales
	Three Months Ended (unaudited)
	August 30,	August 31,
	2003	2002

Net sales	100.0%	100.0%

Costs and expenses: Cost of sales	63.5	64.4

Selling & adminis- trative expenses	38.7	38.5

Depreciation	3.6	3.1

Amortization	0.4	0.2

Interest expense	0.1	0.1

	106.3	106.3

Other income	1.1	1.2

Loss before income taxes	(5.2)	(5.1)

Income tax benefit	2.0	1.9

Net loss	(3.2%)	(3.2%)

Three Months Ended August 30, 2003 and August 31, 2002

Net sales increased $23.5 million (4.7%) for the three month period ended August 30, 2003, compared with the similar period a year ago. Comparative store sales decreased 1.6% for the three month period. June comparative store sales decreased 1.8%. July comparative store sales decreased 0.9%. August comparative store sales decreased 2.0%. During the fiscal quarter, eleven new and relocated stores contributed $7.1 million to this year's first quarter sales. Sales from stores operating during the current year's first quarter, but not open in the comparative period a year ago, amounted to $29.7 million. Stores closed prior to this year contributed $5.1 million to last year's sales. Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company intends to convert three stores formerly operated as Decelle stores to Burlington Coat Factory Stores and two stores formerly operated as Decelle stores to Cohoes Fashions stores. Two Burlington Coat Factory stores closed during the quarter contributed $0.2 million in sales to last year's sales during their non-comparative period.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $5.8 million for the three months ended August 30, 2003 and $6.2 million for the three months ended August 31, 2002. For the three month period, decreases in miscellaneous income were offset primarily by increases in rental income. Included in other income were $0.7 million in losses related to disposals of fixed assets for the three months ended August 30, 2003 compared with a net gain of $0.7 million realized on the disposal of fixed assets during the comparative period of a year ago.

Cost of sales increased $10.8 million (3.3%) for the three month period ended August 30, 2003 compared with the similar period a year ago. For the comparative three month period, cost of sales, as a percentage of sales, decreased to 63.5% from 64.4%. This percentage decrease was primarily the result of slightly higher initial markup on purchases in the current fiscal quarter and lower markdown transactions during this year's three month period compared with the similar period of a year ago.

Selling and administrative expenses increased by $10.2 million (5.2%) for the three month period ended August 30, 2003 compared with the similar period a year ago. The increase in selling and administrative expenses was primarily a result of the increased number of stores operating during the three month period compared with the similar period a year ago. In addition, the Company commenced operation of a new warehouse and distribution facility in Edgewater Park, New Jersey during the current year's first fiscal quarter. Operation of this facility added $0.8 million to selling and administrative costs to this year's first quarter. It is expected that for the remainder of fiscal 2004, operation of the new facility will add $7.2 million to selling and administrative expenses. As a percentage of sales, selling and administrative expenses increased to 38.7% for the three months ended August 30, 2003 from 38.5% in the comparative three month period of a year ago. This change was primarily due to comparative store sales decreases which increased the occupancy related expenditures as a percentage of sales in the first fiscal quarter of fiscal 2004 compared with the similar period of a year ago.

Depreciation expense was $18.8 million for the three months ended August 30, 2003 compared with $15.9 million for the similar period of fiscal 2003. The increase is due to capital additions made by the Company for new store purchases, improvements, expansions and remodeling over the past two years and to depreciation expense related to the Company's new warehouse and distribution facility.

Amortization of leasehold purchases and other intangible assets amounted to $1.9 million for the three months ended August 30, 2003 compared with $1.0 million for the comparative period of a year ago. The increase is due to amortization of leasehold purchases made subsequent to August 31, 2002.

Interest expense increased $0.3 million to $0.8 million for the three months ended August 30, 2003 compared with the three months ended August 31, 2002. The increase in interest expense is due primarily to interest expense related to the Company's capital leases. Interest expense related to capital leases amounted to $0.6 million during the first fiscal quarter of 2004 compared with $0.3 million for the similar period of a year ago.

Income tax benefit increased to $10.8 million for the three months ended August 30, 2003 from $9.8 million for the similar period of a year ago. The effective tax rates were 38.7% and 37.8% for the three month period ended August 30, 2003 and August 31, 2002, respectively. The increase in the effective tax rate is primarily the result of an increase in the Company's effective state tax rate.

Net loss increased $1.0 million to $17.1 million for the three months ended August 30, 2003 from $16.1 million for the comparative period of a year ago. Loss per share was $0.38 per share for the current fiscal year's first quarter and $0.36 for the comparative three month period of a year ago.

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

Liquidity and Capital Resources

The Company estimates spending approximately $124.1 million in capital expenditures during fiscal 2004 including $105.0 million for store expenditures, $3.4 million for upgrades and expansion of warehouse facilities, and $15.7 million for computer and other equipment expenditures.* For the first three months of fiscal 2004, capital expenditures amounted to approximately $42.8 million.

Working capital was $164.1 million at August 30, 2003 compared with $203.1 million at May 31, 2003. This decrease was due primarily to purchases of property and equipment and to the net loss realized during the three months ended August 30, 2003.

Net cash used in operating activities was $13.8 million for the three months ended August 30, 2003 compared with net cash used of $104.7 million for the three months ended August 31, 2002. The primary use of cash for operating activities during the current three month period was for the purchase of additional inventory. Inventory increases resulted from the stocking of new stores and from the normal seasonal buildup of inventory throughout the chain.

Recently several retail chain stores have filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code and subsequently have made many of their retail locations available for auction. The Company monitors such activity for desirable locations for its stores. In fiscal 2002, the Company acquired sixteen former Montgomery Ward locations. In fiscal 2003, the Company acquired an additional twelve former Kmart locations and two former Ames locations. Should additional locations become available from these or other retailers, the Company may seek to acquire a number of such locations in one or more transactions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.*

The Board of Directors of the Company declared an annual cash dividend of three ($0.03) per share on August 14, 2003, payable on December 8, 2003 to stockholders of record on November 14, 2003. The Company has recognized a dividend accrual of $1.3 million at August 30, 2003.

From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. The Company did not repurchase any shares of its stock during fiscal 2003 or the first three months of fiscal 2004. As of August 30, 2003, the Company had authorization to purchase an additional $3.6 million of its stock.

The Company's long term borrowings at August 30, 2003 consists of an industrial development bond of $7.0 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.7 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.7 million.

The Refunding Bonds consist of serial and term bonds. The serial bonds aggregate $0.6 million and mature on September 1, 2003. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

* Forward Looking Statement. See Safe Harbor Statement on Page 14.

The serial bonds bear interest at 5.4% per annum, and the term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 6.0% and 4.0 years, respectively.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

On September 30, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., completed the sale of an aggregate of $100 million of Senior Notes to a group of institutional investors. The Notes were issued in two tranches. The Series A Notes aggregate $36 million at an interest rate of 4.06% due September 30,2010 with an average life of five years. The Series B Notes aggregate $64 million at an interest rate of 4.67% due September 30, 2013 with an average life of seven years. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-five years and twenty-two years. The original capital lease obligations equaled the present value of the minimum lease payments under the leases and amounted to $27.1 million. At August 30, 2003, the Company's capital lease obligations amounted to $26.7 million.

As of August 30, 2003, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. The Company also has in place an additional $10.0 million in uncommitted lines of credit. The uncommitted lines of credit are cancelable by the lenders at any time. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.00% at August 30, 2003). The Company had letter of credit commitments outstanding against the committed line of credit of $31.6 million at August 30, 2003 and $36.1 million as of August 31, 2002. At August 30, 2003, the Company had borrowing under these lines of credit of $53.4 million. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004. For the comparative period of a year ago, the maximum borrowings were $43.5 million. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. Average borrowing during the first quarter of fiscal 2003 was $19.3 million at an average interest rate of 2.3%. Borrowings under the Company's lines of credit were necessary during the current year's first three months primarily because of the purchase of inventory during the period and capital expenditure requirements.

In addition, the Company had letter of credit agreements with a bank in the amount of $3.5 million and $5.1 million guaranteeing performance under various leases, insurance contracts and utility agreements at August 30, 2003 and August 31, 2002, respectively.

The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from the sale of the $100 million of Senior Notes, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit.* Furthermore, to the extent that the Company decides to purchase additional store locations or to undertake unusual transactions such as an acquisition, it may be necessary to finance such acquisitions with additional long term borrowings.*

Safe Harbor Statement

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

* Forward Looking Statement. See Safe Harbor Statement this page.

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At August 30, 2003, the Company had $53.4 million in borrowings under the lines of credit at an interest rate of 1.6%. This approximates the fair value of the borrowings at August 30, 2003. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at August 30, 2003 (in thousands):

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at August 30, 2003 (unaudited)

	Fixed Rate Debt	Average Interest Rate

2004	$ 843	4.8%
2005	1,047	5.0%
2006	1,190	5.3%
2007	1,288	5.7%
2008	1,397	7.9%
Thereafter	29,662	8.0%
Total	$35,427
Fair Value at August 30, 2003	$37,012

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. The Company filed four reports on Form 8-K during the period ended August 30, 2003. The first was filed June 5, 2003 and reported under Item 5 information regarding the Company's comparative store sales. The second was filed on June 10, 2003 and reported under Item 9 that the Company issued a press release reporting its sales for its fourth fiscal quarter of 2003. The third was filed on August 14, 2003 and reported under Item 12 that the Company issued a press release reporting its sales and net income for its fourth quarter and year ended May 31, 2003 and announcing the declaration of a cash dividend. The fourth was filed on August 18, 2003 and reported under Item 5 that the Company had entered into an agreement for the sale of $100 million of Senior Notes to a group of institutional investors. The four reports on Form 8-K did not contain any financial statements.

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

Date: October 13, 2003