Form 10-Q
period 2003-11-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2004-01-13
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2003

or

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

Class	Outstanding at December 29, 2003
--------------------------	---------------------------------
Common stock, par value $1	44,572,886

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(All amounts in thousands)
	November 29,	May 31,
	2003	2003

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 125,617	$ 27,904
Restricted Cash	8,826	8,826
Investments	8,953	15,266
Accounts Receivable, Net	30,609	16,927
Merchandise Inventories	790,895	583,133
Deferred Tax Assets	16,418	16,050
Prepaid and Other Current Assets	15,621	15,378

Total Current Assets	996,939	683,484

Property and Equipment (Net of Accumulated Depreciation)	609,540	575,322
Investments	22	22
Intangible Assets (Net of Accumulated Amortization)	41,247	44,567
Deferred Tax Assets	6,230	6,263
Other Assets	1,425	7,068

Total Assets	$1,655,403	$1,316,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 542,392	$ 312,124
Income Taxes Payable	2,471	10,458
Other Current Liabilities	164,534	156,874
Current Maturities of Long Term Debt and Obligations Under Capital Leases	922	918

Total Current Liabilities	710,319	480,374

Long Term Debt and Obligations Under Capital Leases	133,821	34,587
Other Liabilities	13,992	13,744

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,797	49,766
Capital in Excess of Par Value	22,519	22,031
Retained Earnings	784,873	776,153
Accumulated Other Comprehensive Income	1	1
Note Receivable from Stock Options Exercised	(72)	(83)
Treasury Stock at Cost	(59,847)	(59,847)

Total Stockholders' Equity	797,271	788,021

Total Liabilities and Stockholders' Equity	$1,655,403	$1,316,726

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

(All amounts in thousands, except share data)
	Six Months Ended		Three Months Ended
	November 29,	November 30,	November 29,	November 30,
	2003	2002	2003	2002
REVENUES:

Net Sales	$1,319,250	$1,288,881	$ 789,608	$ 782,777
Other Income	13,007	14,225	7,185	8,014

	1,332,257	1,303,106	796,793	790,791
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation)	825,482	801,172	488,905	475,354
Selling and Administrative Expenses	448,987	426,112	241,877	230,176
Depreciation	38,914	33,725	20,077	17,785
Interest Expense	2,468	1,063	1,686	613

	1,315,851	1,262,072	752,545	723,928

Income Before Provision for Income Taxes	16,406	41,034	44,248	66,863
Provision for Income Taxes	6,350	15,516	17,125	25,282

Net Income	10,056	25,518	27,123	41,581

Net Unrealized Loss on Non- Marketable Securities, Net of Tax	-	-	(2)	-

Total Comprehensive Income	$ 10,056	$ 25,518	$ 27,121	$ 41,581

Basic and Diluted Earnings Per Share:

Basic and Diluted Net Income Per Share	$ 0.23	$ 0.57	$ 0.61	$ 0.93

Basic Weighted Average Shares Outstanding	44,555,166	44,485,076	44,562,907	44,487,465

Diluted Weighted Average Shares Outstanding	44,644,431	44,572,629	44,662,796	44,573,452

Dividends Per Share	$ 0.03	$ 0.02	$ -	$ 0.02

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Six Months Ended
	November 29,	November 30,
	2003	2002

OPERATING ACTIVITIES
Net Income	$ 10,056	$ 25,518
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	38,914	33,725
Provision for Losses on Accounts Receivable	4,786	4,613
Provision for Deferred Income Taxes	(335)	(645)
(Gain) Loss on Disposition of Fixed Assets	1,336	(812)
Purchases of Trading Investments	(8,953)	-
Proceeds from Sale of Trading Investments, Net	15,266	-
Non-Cash Rent Expense and Other	3,461	1,781
Changes in Operating Assets and Liabilities:
Accounts Receivable	(18,514)	(19,020)
Merchandise Inventories	(207,762)	(194,349)
Prepaids and Other Current Assets	(243)	11,912
Accounts Payable	230,268	125,623
Other Current Liabilities	(1,663)	42,853

Net Cash Provided by Operating Activities	66,617	31,199

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(70,096)	(69,990)
Proceeds From Sale of Fixed Assets	1,303	2,238
Acquisition of Leaseholds	-	(12,876)
Issuance of Notes Receivable	-	(186)
Receipts Against Long Term Notes Receivable	24	4,104
Minority Interest and Other	108	131

Net Cash Used in Investing Activities	(68,661)	(76,579)

FINANCING ACTIVITIES
Proceeds from Issuance of Debt	100,000	-
Principal Payments on Long Term Debt	(762)	(680)
Payment of Dividends	-	(888)
Issuance of Common Stock Upon Exercise of Stock Options	519	185
Purchase of Treasury Stock	-	1

Net Cash Provided by (Used in) Financing Activities	99,757	(1,382)

Increase (Decrease) in Cash and Cash Equivalents	97,713	(46,762)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	36,730	128,974

Cash and Cash Equivalents and Restricted Cash at End of Period	$134,443	$ 82,212

Interest Paid:	$ 1,536	$ 1,071
Income Taxes Paid:	$ 14,672	$ 11,487

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS SIX AND
THREE MONTHS ENDED NOVEMBER 29, 2003 AND NOVEMBER 30, 2002

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries on which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except three. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. The Company maintains maintains a fifty percent interest in a third investment in which it maintains managerial and financial control. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. Because the Company's business is seasonal in nature, the operating results for the six and three months ended November 29, 2003 and the corresponding period ended November 30, 2002 are not necessarily indicative of results for the fiscal year.

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

4.   Merchandise inventories as of November 29, 2003 and May 31, 2003 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item cost of sales in the Company's statement of operations. Costs associated with the Company's warehousing, distribution, buying, inspection and store receiving functions are included in the line items selling and administrative expenses and depreciation expense in the Company's statement of operations. Also included in selling and administrative expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

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

November 29, 2003
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$9,049	($96)	$8,953
Available-for-Sale Investments (Long Term):
Equity Investments	$22	-	$22

May 31, 2003
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$15,153	$113	$15,266
Available-for-Sale Investments (Long Term):
Equity Investments	$21	$1	$22

During the six months ended November 29, 2003, gross proceeds from the sale of trading securities amounted to $15.3 million. A gain of fifteen thousand dollars was realized on the sale of trading securities.

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

7.   As of November 29, 2003, the Company had a current deferred tax asset of $16.4 million and a non-current deferred tax asset of $6.2 million. As of May 31, 2003, the Company had a current deferred tax asset of $16.1 million and a non-current deferred tax asset of $6.3 million. Valuation allowances were not required. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables and certain inventory related costs not currently deductible for tax purposes. Non-current deferred tax assets consists primarily of store opening costs not currently deductible for tax purposes, offset in part by the excess of tax depreciation over book depreciation.

8.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, which approximates the leasehold's useful life. Amortization of intangibles is included in selling and administrative expense in the Company's statement of operations. Intangible assets as of November 29, 2003 and May 31, 2003 are as follows (all amounts in thousands):

	November 29, 2003			May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,844	$19,370	$40,474	$59,844	$15,498	$44,346
Other	1,041	268	773	463	242	221
	$60,885	$19,638	$41,247	$60,307	$15,740	$44,567

Amortization expense amounted to $3.9 million and $2.0 million for the six and three months ended November 29, 2003, respectively, compared with $1.9 million and $1.0 million for the six and three months ended November 30, 2002. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2005 - $5.5 million; fiscal 2006 - $4.2 million; fiscal 2007 - $3.2 million; fiscal 2008 - $1.7 million; fiscal 2009 - $1.5 million. Amortization for the remainder of fiscal 2004 is expected to be approximately $3.4 million.

9.   Other assets consists primarily of notes receivable.

10.  Other current liabilities primarily consists of sales tax payable, unredeemed store credits and gift certificates, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

11.  During the fourth quarter of fiscal 2001, management approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for lease commitments and other expenses to be incurred subsequent to the closing of these stores. During the three months ended November 30, 2002, $0.4 million of payments for rent and other rent related expenses were applied against this reserve. As of May 31, 2003, all costs related to the store closings had been paid and the reserve for these stores has been reduced to zero.

In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Scheduled rent and rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. During the six months ended November 29, 2003, $0.1 million of payments were applied against this reserve. In November 2003, additions to the Company's reserve for lease related obligations of closed stores amounted to $1.5 million. At November 29, 2003, the reserve amounted to $1.8 million. The Company believes this reserve is adequate to cover the expected contractual lease and other expenses related to these closings.

12.  Long-term debt consists of (all amounts in thousands)(unaudited):

	November 29, 2003	May 31, 2003

Senior Notes, 4.06% due in annual payments of various amounts from September 20, 2006 to September 30, 2010	$36,000	-
Senior Notes, 4.67% due in annual payments of various amounts from September 20, 2007 to September 30, 2013	64,000	-
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	6,400	$ 7,005
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,633	1,733
Capital Lease Obligation	26,710	26,767
Subtotal	134,743	35,505
Less Current Portion	(922)	(918)
Long-Term Debt	$133,821	$34,587

On September 30, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., completed the sale of an aggregate of $100 million of Senior Notes to a group of institutional investors in a private placement. The Notes were issued in two tranches. The Series A Notes aggregate $36 million at an interest rate of 4.06% due September 30, 2010 with an average life of five years. The Series B Notes aggregate $64 million at an interest rate of 4.67% due September 30, 2013 with an average life of seven years. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

As of November 29, 2003, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At November 29, 2003, $18.5 million of the Company's retained earnings of $784.9 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

13.  On August 14, 2003, the Board of Directors of the Company declared a cash dividend in the amount of three cents ($.03) per share payable on December 8, 2003 to stockholders of record on November 14, 2003. The Company has recorded a dividend accrual of $1.3 million at November 29, 2003.

14.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the six and three months ended November 29, 2003 and the six and three months ended November 30, 2002, comprehensive income consisted of net income and unrealized gains (losses) on available-for-sale investments.

15.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Six Months Ended		Three Months Ended
	November 29,	November 30,	November 29,	November 30,
	2003	2002	2003	2002
Apparel	$1,022,932	$ 994,033	$628,281	$618,973
Home Products	296,318	294,848	161,327	163,804
	$1,319,250	$1,288,881	$789,608	$782,777

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

16.  The Company records the net of leased department revenues and related costs to other income. Leased department income, included in other income, amounted to $4.3 million and $2.2 million for the six and three month periods ended November 29, 2003, compared with $3.9 million and $2.1 million for the similar periods of a year ago.

17.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. The Company adopted the released sections of EITF Issue No. 02-16 effective as of January 1, 2003. Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. For the six months ended November 29, 2003, the application of EITF No. 02-16 resulted in a $0.2 million increase in the Company's net income. Net income was reduced by $0.1 million for the three month period ended November 29, 2003.

18.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $2.1 million and $0.7 million relating to these costs during the six and three months ended November 29, 2003, respectively. For the comparative six and three month periods of a year ago, the Company capitalized $2.1 million and $1.2 million, respectively.

19.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and net income per share for the periods ended November 29, 2003 and November 30, 2002 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	November 29, 2003	November 30, 2002	November 29, 2003	November 30, 2002
Net income as reported	$10,056	$25,518	$27,123	$41,581
Expense under fair value method, net of tax effect	-	(542)	-	(271)
Pro forma net income	$10,056	$24,976	$27,123	$41,310
Income per share:
Basic - as reported	$0.23	$0.57	$0.61	$0.93
Diluted - as reported	$0.23	$0.57	$0.61	$0.93
Basic - pro forma	$0.23	$0.56	$0.61	$0.93
Diluted - pro forma	$0.23	$0.56	$0.61	$0.93

The Company did not issue stock options during fiscal 2003 or the first six months of fiscal 2004. There was no compensation expense related to issuance of stock options during the six and three months ended November 29, 2003.

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

21.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended November 29, 2003 were $33.2 million and $22.1 million, respectively. For the six and three month periods ended November 30, 2002, net advertising costs amounted to $33.5 million and $22.3 million, respectively.

22.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net income per share are as follows (unaudited):

	Six Months Ended November 29, 2003			Six Months Ended November 30, 2002
	Net Income	Shares	Per Share	Net income	Shares	Per Share
Basic Income Per Share:
Net Income	$10,056	44,555	$0.23	$25,518	44,485	$0.57
Effect of Dilutive Stock Options	-	89	-	-	88	-
Diluted Income Per Share:
Net Income	$10,056	44,644	$0.23	$25,518	44,573	$0.57

	Three Months Ended November 29, 2003			Three Months Ended November 30, 2002
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Income Per Share:
Net Income	$27,123	44,563	$0.61	$41,581	44,487	$0.93
Effect of Dilutive Stock Options	-	100	-	-	86	-
Diluted Income Per Share:
Net Income	$27,123	44,663	$0.61	$41,581	44,573	$0.93

Options to purchase 1,900 shares of common stock were outstanding during the first six months of fiscal 2004, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares as of November 29, 2003 and therefore would be antidilutive.

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

26.  a.  In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements, while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the second quarter of fiscal 2004. The adoption of SFAS No. 150 had no material effect on its consolidated financial statements.

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

     c.  In January of 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and must be applied in the first period beginning after December 15, 2003 for entities in which an enterprise holds a variable interest entity that it acquired before February 1, 2003. The Company does not expect the adoption of FIN No. 46 to have a material effect on its consolidated financial statements.

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

     e.  In November 2003, the EITF issued EITF Issue No. 03-10, Application of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers. Issue No. 03-10 requires that, upon certain criteria being met, consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to the consumer be classified as revenue. EITF Issue No. 03-10 is effective for fiscal periods beginning after November 25, 2003. The Company does not expect the adoption of EITF No. 03-10 to have a material effect on its consolidated financial statements.

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

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the six and three month periods ended November 29, 2003 and November 30, 2002.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	November 29,	November 30,	November 29,	November 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	62.6	62.2	61.9	60.7

Selling & adminis- trative expenses	34.0	33.0	30.7	29.4

Depreciation	3.0	2.6	2.5	2.3

Interest expense	0.2	0.1	0.2	0.1

	99.8	97.9	95.3	92.5

Other income	1.0	1.1	0.9	1.0

Income before income taxes	1.2	3.2	5.6	8.5

Provision for income taxes	0.4	1.2	2.2	3.2

Net Income	0.8%	2.0%	3.4%	5.3%

Net sales increased $30.4 million (2.4%) to $1.3 billion for the six month period ended November 29, 2003 compared with the six month period ended November 30, 2002. Comparative stores sales (i.e. same store sales for comparative weeks) decreased 4.1%. Twenty-one new and relocated stores opened during the current fiscal year contributed $54.0 million to this year's net sales. Sales from stores operating in the current fiscal year but not operating during the comparative period last year contributed $51.3 million to net sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed $9.5 million to last year's sales. Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores and intends to convert two stores to Cohoes Fashions stores. The seven Decelle stores contributed $9.9 to last year's sales during their non-comparative periods. Four Burlington Coat Factory stores and one Baby Depot store closed during the current fiscal year contributed $5.6 million to last year's sales during their non-comparative periods.

Net sales increased $6.8 million (0.9%) for the three month period ended November 29, 2003, compared with the similar period a year ago. Comparative store sales decreased 5.9% for the three month period. September comparative store sales increased 3.5%. October comparative store sales decreased 15.0%. November comparative store sales decreased 4.9%. The decline in comparative store sales in October and November was, in part, the result of warm temperatures in the Northeast, Midwest and Southern regions of the country. During the second fiscal quarter, twenty-one new and relocated stores contributed $46.8 million to this year's second quarter sales. Sales from stores operating during the current year's second quarter, but not open in the comparative quarter a year ago, amounted to $19.6 million. Stores closed prior to this year contributed $4.4 million to last year's second quarter sales. Stores closed during this fiscal year contributed $5.5 million to last year's sales during their non-comparative periods of a year ago.

The Company plans to open an additional three stand-alone shoe stores by the end of fiscal 2004, six additional Burlington Coat Factory stores and to convert two of the previously closed Decelle stores to Cohoes Fashions stores.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $13.0 million for the six months ended November 29, 2003 and $14.2 million for the six months ended November 30, 2002. For the three month period ended November 29, 2003, other income amounted to $7.2 million compared with $8.0 million for the similar period of a year ago. For both the six and three month periods, decreases in miscellaneous income were partially offset by increases in rental income and investment income. For the six and three months ended November 29, 2003, included in other income was $1.3 million and $0.7 million in losses related to the disposal of fixed assets. For the similar period of a year ago, the Company realized net gains on disposition of assets of $0.8 million and $0.2 million.

Cost of sales increased by $24.3 million (3.0%) for the six month period ended November 29, 2003 compared with the similar period of a year ago. For the three months ended November 29, 2003, compared with the three months ended November 30, 2002, cost of sales increased from $475.4 million to $488.9 million. For the comparative six month periods, cost of sales, as a percentage of sales, increased to 62.6% from 62.2%. For the comparative three month periods, cost of sales, as a percentage of sales, increased to 61.9% from 60.7%. The increase in cost of sales, as a percentage of sales, for the three months ended November 29, 2003, was primarily the result of increases in markdown related expenses, freight and sales discounts.

Selling and administrative expenses were $449.0 million and $241.9 million for the six and three months ended November 29, 2003, respectively, compared with $426.1 million and $230.2 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 34.0% and 30.7% for the six and three months ended November 29, 2003, respectively. For the comparative six and three month periods ended November 30, 2002, selling and administrative expenses were 33.0% and 29.4% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the six and three month periods of this fiscal year compared with the similar periods of a year ago. In addition, the Company commenced operation of a new warehouse and distribution facility in Edgewater Park, New Jersey during the current year's first fiscal quarter. Operation of this facility added approximately $2.1 million to selling and administrative expenses for this year's six month period and approximately $1.3 million to second quarter. It is expected that for the remainder of the fiscal year, operation of the new facility will add approximately $5.2 million to selling and administrative expenses.* The increase in selling and administrative expenses as a percentage of sales for the six and three months ended November 29, 2003 is primarily related to increases in occupancy related expenditures as a percentage of sales caused by comparative store sales decreases during the six and three month periods.

Depreciation expense was $38.9 million and $20.1 million, respectively, for the six and three months ended November 29, 2003 compared with $33.7 million and $17.8 million for the similar periods of a year ago. The increase is due to capital additions made by the Company for new store purchases, improvements, expansions and store remodels over the past two years and to depreciation expense related to the Company's new warehouse and distribution facility.

Interest expense increased $1.4 million for the six months ended November 29, 2003 compared with the similar period of a year ago. For the three months ended November 29, 2003, interest expense increased $1.1 million compared with the three months ended November 30, 2002. The six and three month increase in interest expense is primarily related to the $100 million of Senior Notes issued in September 2003 and to the Company's capital lease obligations.

The provision for income taxes decreased to $6.4 million for the six months ended November 29, 2003 from $15.5 million for the similar period of a year ago. For the three months ended November 29, 2003, the provision for income taxes decreased to $17.1 million from $25.3 million for the comparative quarter of last fiscal year. The effective tax rate for the six and three months ended November 29 2003 was 38.7% compared with 37.8% for the six and three months ended November 30, 2002, respectively. The increase in the effective tax rate is primarily the result of an increase in the Company's effective state tax rate.

Net income was $10.1 million and $27.1 million, respectively, for the six and three months ended November 29, 2003 compared with $25.5 million and $41.6 million, respectively, for the similar periods of a year ago. Basic and diluted net income per share for the current fiscal year's six and three

* Forward Looking Statement. See Safe Harbor Statement on Page 19.

month periods ended November 29, 2003, respectively, was $0.23 and $0.61 per share, compared with $0.57 and $0.93 per share for the comparative six and three month periods of a year ago.

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

Liquidity and Capital Resources

The Company estimates spending approximately $119.0 million in capital expenditures during fiscal 2004 including $105.0 million for store expenditures, $5.0 million for upgrades and expansion of warehouse facilities, and $9.0 million for computer and other equipment expenditures.* For the first six months of fiscal 2004, capital expenditures amounted to approximately $70.1 million.

Working capital was $286.6 million at November 29, 2003 compared with $203.1 million at May 31, 2003. This increase is due to the Company's issuance of $100.0 million of Senior Notes during the current year's second fiscal quarter.

Net cash provided by operating activities was $66.6 million for the six months ended November 29, 2003 compared with net cash provided by operating activities of $31.2 million for the six months ended November 30, 2002.

Recently several retail chain stores have filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code and subsequently have made many of their retail locations available for auction. The Company monitors such activity for desirable locations for its stores. In fiscal 2002, the Company acquired sixteen former Montgomery Ward locations. In fiscal 2003, the Company acquired an additional twelve former Kmart locations and two former Ames locations. Should additional locations become available from these or other retailers, the Company may seek to acquire a number of such locations in one or more transactions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.*

The Board of Directors of the Company declared an annual cash dividend of three ($0.03) per share on August 14, 2003, payable on December 8, 2003 to stockholders of record on November 14, 2003. The Company has recorded a dividend accrual of $1.3 million at November 29, 2003.

From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. The Company did not repurchase any shares of its stock during fiscal 2003 or the first six months of fiscal 2004. As of November 29, 2003, the Company had authorization to purchase an additional $3.6 million of its stock.

The Company's long term borrowings at November 29, 2003 consists of $100.0 million of Senior Notes issued to a group of institutional investors in a private placement, an industrial development bond of $6.4 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.6 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.7 million.

On September 30, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., completed the sale of an aggregate of $100 million of Senior Notes to a group of institutional investors in a private placement. The Notes were issued in two tranches. The Series A Notes aggregate $36 million at an interest rate of 4.06% due September 30, 2010 with an average life of five years. The Series B Notes aggregate $64 million at an interest rate of 4.67% due September 30, 2013 with an average life of seven years. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

As of the beginning of fiscal 2004, the Refunding Bonds consisted of serial and term bonds. As of November 29, 2003, the term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

* Forward Looking Statement. See Safe Harbor Statement on Page 19.

The term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 6.0% and 4.0 years, respectively. During the six months ended November 29, 2003, the final $0.6 million of the Company's serial bonds matured.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-five years and twenty-two years. The original capital lease obligations equaled the present value of the minimum lease payments under the leases and amounted to $27.1 million. At November 29, 2003, the Company's capital lease obligations amounted to $26.7 million.

As of November 29, 2003, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.00% at November 29, 2003). The Company had letter of credit commitments outstanding against the committed line of credit of $22.7 million at November 29, 2003 and $19.1 million as of November 30, 2002.

At November 29, 2003, the Company had no borrowings under these lines of credit. Maximum borrowings amounted to $62.9 million during the first quarter and $74.9 million during the second quarter. For the comparative periods of a year ago, the maximum borrowings were $43.5 million and $74.8 million, respectively. The average borrowings under these credit lines during the first quarter's period of borrowing was $33.3 million, at an average interest rate of 1.6%. During the second quarter's period of borrowing, the average borrowings under the lines of credit were $53.7 million at an average interest rate of 1.6%. Average borrowings during last year's first quarter were $19.3 million at an average interest rate of 2.3%. During the second quarter of last year, average borrowings were $47.3 million at an average interest rate of 2.3%. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

In addition, the Company had letter of credit commitments with a bank in the amount of $3.5 million and $4.6 million guaranteeing performance under various leases, insurance contracts and utility agreements at November 29, 2003 and November 30, 2002, respectively.

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

* Forward Looking Statement. See Safe Harbor Statement on Page 19.

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At November 29, 2003, the Company had no borrowings under the lines of credit. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at November 29, 2003 (in thousands):

*  Forward looking statement. See Safe Harbor Statement on this page.

Expected Maturity Date of Long-Term Debt and Capital Lease Obligation (Including Current Portion) at November 29, 2003 (unaudited)

	Fixed Rate Debt	Average Interest Rate

2003	$ 158	3.3%
2004	1,047	5.0%
2005	1,190	5.3%
2006	8,488	4.3%
2007	17,740	4.5%
Thereafter	106,120	5.5%
Total	$134,743
Fair Value at November 29, 2003	$133,137

Item 4.   Controls and Procedures.

The Company's principal executive officer, Monroe G. Milstein, and the Company's principal financial officer, Robert LaPenta, have reviewed and evaluated the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on their review, these officers have concluded that such disclosure controls and procedures are adequate for the effective recording, processing and summarizing of information for the preparation of this quarterly report on Form 10-Q. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on October 30, 2003. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified, 2) stockholders approved the annual award of 100 shares of Company common stock, $1.00 par value, to each member of the Audit Committee for their service on the Audit Committee and 3) stockholders ratified the appointment of Deloitte & Touche LLP as independent certified public accountants for the Company for the fiscal year ending May 29, 2004. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

			Votes	Broker
1)	Election of Directors	Votes For	Withheld	Non-Votes

	Monroe G. Milstein	38,469,159	5,164,437	-0-
	Andrew R. Milstein	38,448,629	5,184,967	-0-
	Irving Drillings	42,676,249	957,347	-0-
	Harvey Morgan	35,456,439	8,177,157	-0-
	Stephen E. Milstein	38,448,629	5,184,967	-0-
	Mark A. Nesci	38,469,159	5,164,437	-0-
	Roman Ferber	42,676,249	957,347	-0-

2)	Approve the annual award of 100 shares of Company common stock, $1.00 par value, to each member of the Audit Committee for their service on the Audit Committee:

Votes For	38,252,966
Votes Against	3,069,471
Votes Abstained	496,407
Broker Non-Votes	1,814,752

3)	Ratify appointment of Deloitte & Touche LLP as independent Certified Public Accountants:

Votes For	43,620,823
Votes Against	8,451
Votes Abstained	4,321
Broker Non-Votes	1

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

b.  The Company filed two reports on Form 8-K during the period ended November 29, 2003. The first was filed September 3, 2003 and reported under Item 12 that the Company issued a press release reporting its sales for its first fiscal quarter of 2004. The second was filed on October 9, 2003 and reported under Item 12 that the Company issued a press release reporting its sales and net income for its first fiscal quarter of 2004. The report on Form 8-K filed on September 3, 2003 did not contain any financial statements. The report on Form 8-K filed on October 9, 2003 contained Consolidated Statements of Income (Unaudited) for the three months ended August 30, 2003 and August 31, 2002.

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

Date: January 12, 2004