Form 10-Q
period 2004-02-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2004-04-13
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2004

or

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

Class	Outstanding at March 31, 2004
--------------------------	---------------------------------
Common stock, par value $1	44,630,689

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(All amounts in thousands)
	February 28,	May 31,
	2004	2003
	(unaudited)	(* NOTE)

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 149,266	$ 27,904
Restricted Cash	9,198	8,826
Investments	24,172	15,266
Accounts Receivable, Net	20,165	16,927
Merchandise Inventories	608,161	583,133
Deferred Tax Assets	16,603	16,050
Prepaid and Other Current Assets	15,036	15,378

Total Current Assets	842,601	683,484

Property and Equipment (Net of Accumulated Depreciation)	619,182	575,322
Investments	23	22
Intangible Assets (Net of Accumulated Amortization)	39,466	44,567
Deferred Tax Assets	6,213	6,263
Other Assets	1,430	7,068

Total Assets	$1,508,915	$1,316,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 351,833	$ 312,124
Income Taxes Payable	23,087	10,458
Other Current Liabilities	150,157	156,874
Current Maturities of Long Term Debt and Obligations Under Capital Leases	956	918

Total Current Liabilities	526,033	480,374

Long Term Debt and Obligations Under Capital Leases	133,708	34,587
Other Liabilities	14,875	13,744

Commitments and Contingencies
Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,809	49,766
Capital in Excess of Par Value	22,954	22,031
Retained Earnings	820,864	776,153
Accumulated Other Comprehensive Income	2	1
Note Receivable from Stock Options Exercised	(72)	(83)
Treasury Stock at Cost	(59,258)	(59,847)

Total Stockholders' Equity	834,299	788,021

Total Liabilities and Stockholders' Equity	$1,508,915	$1,316,726

See notes to the condensed consolidated financial statements.

* Note: The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

(All amounts in thousands, except share data)
	Nine Months Ended		Three Months Ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003
REVENUES:

Net Sales	$2,175,280	$2,088,797	$ 856,030	$ 799,916
Other Income	19,986	21,959	6,979	7,734

	2,195,266	2,110,756	863,009	807,650
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation)	1,378,470	1,316,857	552,988	515,685
Selling and Administrative Expenses	677,364	640,192	228,377	214,080
Depreciation	60,200	51,516	21,286	17,791
Interest Expense	4,098	2,103	1,630	1,040

	2,120,132	2,010,668	804,281	748,596

Income Before Provision for Income Taxes	75,134	100,088	58,728	59,054
Provision for Income Taxes	29,079	37,844	22,729	22,328

Net Income	$ 46,055	$ 62,244	$ 35,999	$ 36,726

Net Unrealized Gain on Non- Marketable Securities, Net of Tax	1	-	1	-

Total Comprehensive Income	$ 46,056	$ 62,244	$ 36,000	$ 36,726

Basic and Diluted Earnings Per Share:

Basic Net Income Per Share	$ 1.03	$ 1.40	$ 0.81	$ 0.83

Diluted Net Income Per Share	$ 1.03	$ 1.40	$ 0.81	$ 0.82

Basic Weighted Average Shares Outstanding	44,565,592	44,488,524	44,586,445	44,495,421

Diluted Weighted Average Shares Outstanding	44,652,973	44,566,358	44,669,940	44,553,819

Dividends Per Share	$ 0.03	$ 0.02	$ -	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Nine Months Ended
	February 28,	March 1,
	2004	2003

OPERATING ACTIVITIES
Net Income	$ 46,055	$ 62,244
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	60,200	51,516
Provision for Losses on Accounts Receivable	7,456	7,650
Provision for Deferred Income Taxes	(503)	(967)
Loss (Gain) on Disposition of Fixed Assets	2,870	(1,100)
Purchases of Trading Investments	(24,244)	-
Unrealized Gain on Investments	72	-
Proceeds from Sale of Trading Investments, Net	15,266	-
Non-Cash Rent Expense and Other	6,331	2,654
Changes in Operating Assets and Liabilities:
Accounts Receivable	(11,130)	(9,650)
Merchandise Inventories	(25,028)	(18,734)
Prepaids and Other Current Assets	342	6,512
Accounts Payable	39,709	(43,111)
Other Current Liabilities	5,910	14,546

Net Cash Provided by Operating Activities	123,180	71,560

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(102,619)	(100,387)
Proceeds From Sale of Fixed Assets	1,364	2,385
Acquisition of Leaseholds	(126)	(20,775)
Issuance of Notes Receivable	(35)	(181)
Receipts Against Long Term Notes Receivable	447	4,053
Minority Interest and Other	27	97

Net Cash Used in Investing Activities	(100,816)	(114,808)

FINANCING ACTIVITIES
Proceeds from Issuance of Debt	100,000	-
Principal Payments on Long Term Debt	(841)	(856)
Payment of Dividends	(1,344)	(886)
Issuance of Common Stock Upon Exercise of Stock Options	966	185
Treasury Stock Transactions	589	918

Net Cash Provided by (Used in) Financing Activities	99,370	(639)

Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	121,733	(43,887)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	36,730	122,774

Cash and Cash Equivalents and Restricted Cash at End of Period	$158,464	$ 78,887

Interest Paid:	$ 2,120	$ 2,007
Income Taxes Paid:	$ 16,953	$ 27,926

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NINE AND
THREE MONTHS ENDED FEBRUARY 28, 2004 AND MARCH 1, 2003

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries on which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except three. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. The Company maintains a fifty percent interest in a third investment in which it maintains managerial and financial control. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 31, 2003 has been derived from the audited financial statements at that date. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended February 28, 2004 and the corresponding period ended March 1, 2003 are not necessarily indicative of results for the fiscal year.

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

3.   Restricted cash consists of $0.4 million of compensating cash balances at two of the Company's banks, $6.2 million pledged as collateral for certain insurance contracts and $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

4.   Merchandise inventories as of February 28, 2004 and May 31, 2003 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item cost of sales in the Company's statement of operations. Costs associated with the Company's warehousing, distribution, buying, inspection and store receiving functions are included in the line items selling and administrative expenses and depreciation expense in the Company's statement of operations. Also included in selling and administrative expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

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

February 28, 2004
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$14,192	($77)	$14,115
Short Term Investment Fund	10,052	5	10,057
	$24,244	$72	$24,172
Available-for-Sale Investments (Long Term):
Equity Investments	$22	$ 1	$23

May 31, 2003
	Cost	Unrealized Gains	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$15,153	$113	$15,266
Available-for-Sale Investments (Long Term):
Equity Investments	$21	$1	$22

During the nine months ended February 28, 2004, gross proceeds from the sale of trading securities amounted to $15.3 million. A gain of fifteen thousand dollars was realized on the sale of trading securities.

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

7.   As of February 28, 2004, the Company had a current deferred tax asset of $16.6 million and a non-current deferred tax asset of $6.2 million. As of May 31, 2003, the Company had a current deferred tax asset of $16.1 million and a non-current deferred tax asset of $6.3 million. Valuation allowances were not required. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables and certain inventory related costs not currently deductible for tax purposes. Non-current deferred tax assets consists primarily of store opening costs not currently deductible for tax purposes, offset in part by the excess of tax depreciation over book depreciation.

8.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, which approximates the leasehold's useful life. Amortization of intangibles is included in selling and administrative expense in the Company's statement of operations. Intangible assets as of February 28, 2004 and May 31, 2003 are as follows (all amounts in thousands):

	February 28, 2004			May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,969	$21,252	$38,717	$59,844	$15,498	$44,346
Other	1,042	293	749	463	242	221
	$61,011	$21,545	$39,466	$60,307	$15,740	$44,567

Amortization expense amounted to $5.8 million and $1.9 million for the nine and three months ended February 28, 2004, respectively, compared with $2.9 million and $1.0 million for the nine and three months ended March 1, 2003. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2005 - $5.6 million; fiscal 2006 - $4.3 million; fiscal 2007 - $3.2 million; fiscal 2008 - $1.8 million; fiscal 2009 - $1.5 million. Amortization for the remainder of fiscal 2004 is expected to be approximately $1.5 million.

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

In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Scheduled rent and rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. During the nine months ended February 28, 2004, $0.2 million of payments were applied against this reserve. In November 2003, additions to the Company's reserve for lease related obligations of closed stores amounted to $1.5 million. Payments applied against this reserve during the third quarter of fiscal 2004 amounted to $0.2 million. At February 28, 2004, the reserve amounted to $1.5 million. The Company believes this reserve is adequate to cover the expected contractual lease and other expenses related to these closings.

12.  Long-term debt consists of (all amounts in thousands)(unaudited):

	February 28, 2004	May 31, 2003

Senior Notes, 4.06% due in annual payments of various amounts from September 20, 2006 to September 30, 2010	$36,000	-
Senior Notes, 4.67% due in annual payments of various amounts from September 20, 2007 to September 30, 2013	64,000	-
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	6,400	$ 7,005
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,583	1,733
Capital Lease Obligations	26,681	26,767
Subtotal	134,664	35,505
Less Current Portion	(956)	(918)
Long-Term Debt and Obligations Under Capital Leases	$133,708	$34,587

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

As of February 28, 2004, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At February 28, 2004, $17.1 million of the Company's retained earnings of $820.9 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

13.  On August 14, 2003, the Board of Directors of the Company declared a cash dividend in the amount of three cents ($.03) per share payable on December 8, 2003 to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million.

14.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the nine and three months ended February 28, 2004 and the nine and three months ended March 1, 2003, comprehensive income consisted of net income and unrealized gains (losses) on available-for-sale investments.

15.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Nine Months Ended		Three Months Ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003
Apparel	$1,713,360	$1,633,183	$690,428	$639,151
Home Products	461,920	455,614	165,602	160,765
	$2,175,280	$2,088,797	$856,030	$779,916

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

16.  The Company records the net of leased department revenues and related costs to other income. Leased department income, included in other income, amounted to $7.1 million and $2.9 million for the nine and three month periods ended February 28, 2004, compared with $6.5 million and $2.5 million for the similar periods of a year ago.

17.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. The Company adopted the released sections of EITF Issue No. 02-16 effective as of January 1, 2003. Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. For the nine months ended February 28, 2004, the application of EITF No. 02-16 resulted in a $0.1 million increase in the Company's net income. Net income was reduced by $0.2 million for the three month period ended February 28, 2004.

18.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $2.3 million and $0.2 million relating to these costs during the nine and three months ended February 28, 2004, respectively. For the comparative nine and three month periods of a year ago, the Company capitalized $3.1 million and $1.0 million, respectively.

19.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The following table illustrates the effect on net income and net income per share for the periods ended February 28, 2004 and March 1, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	February 28, 2004	March 1, 2003	February 28, 2004	March 1, 2003
Net income as reported	$46,055	$62,244	$35,999	$36,726
Expense under fair value method, net of tax effect	-	(708)	-	(167)
Pro forma net income	$46,055	$61,536	$35,999	$36,559
Income per share:
Basic - as reported	$1.03	$1.40	$0.81	$0.83
Diluted - as reported	$1.03	$1.40	$0.81	$0.82
Basic - pro forma	$1.03	$1.38	$0.81	$0.82
Diluted - pro forma	$1.03	$1.38	$0.81	$0.82

The Company did not issue stock options during fiscal 2003 or the first nine months of fiscal 2004. There was no compensation expense related to issuance of stock options during the nine and three months ended February 28, 2004.

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

21.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended February 28, 2004 were $46.1 million and $12.8 million, respectively. For the nine and three month periods ended March 1, 2003, net advertising costs amounted to $44.9 million and $11.4 million, respectively.

22.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net income per share are as follows (unaudited):

	Nine Months Ended February 28, 2004			Nine Months Ended March 1, 2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Income Per Share:
	$46,055	44,566	$1.03	$62,244	44,489	$1.40
Effect of Dilutive Stock Options	-	87	-	-	77	-
Diluted Income Per Share:
	$46,055	44,653	$1.03	$62,244	44,566	$1.40

	Three Months Ended February 28, 2004			Three Months Ended March 1, 2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Income Per Share:
	$35,999	44,586	$0.81	$36,726	44,495	$0.83
Effect of Dilutive Stock Options	-	84	-	-	59	-
Diluted Income Per Share:
	$35,999	44,670	$0.81	$36,726	44,554	$0.82

Options to purchase 16,300 shares of common stock were outstanding during the first nine months of fiscal 2004, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares as of February 28, 2004 and therefore would be antidilutive.

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

In November 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. Management will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company's financial statements.

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

     c.  In January of 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. In December 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for entities that do not have an interest in variable interest entities or potential variable interest entities for periods ending after March 15, 2004. The Company will adopt this interpretation for fiscal year ended May 29, 2004. The adoption of FIN 46R is not expected to have a material effect on the Company's consolidated financial statements.

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

     e.  In November 2003, the EITF issued EITF Issue No. 03-10, Application of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers. Issue No. 03-10 requires that, upon certain criteria being met, consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to the consumer be classified as revenue. EITF Issue No. 03-10 is effective for fiscal periods beginning after November 25, 2003. The Company adopted this statement in the third quarter of fiscal 2004. The adoption of EITF Issue No. 03-10 had no material effect on the Company's consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

Critical Accounting Policies and Estimates

The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, vendor promotional allowances, reserves for closed store and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

The following table sets forth certain items in the condensed consolidated statements of operations as a percentage of net sales for the nine and three month periods ended February 28, 2004 and March 1, 2003.

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	February 28,	March 1,	February 28,	March 1,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	63.4	63.0	64.6	64.4

Selling & adminis- trative expenses	31.1	30.7	26.6	26.8

Depreciation	2.8	2.5	2.5	2.3

Interest expense	0.2	0.1	0.2	0.1

	97.5	96.3	93.9	93.6

Other income	0.9	1.1	0.8	1.0

Income before income taxes	3.4	4.8	6.9	7.4

Provision for income taxes	1.3	1.8	2.7	2.8

Net Income	2.1%	3.0%	4.2%	4.6%

Net sales increased $86.5 million (4.1%) to $2.2 billion for the nine month period ended February 28, 2004 compared with the nine month period ended March 1, 2003. Comparative stores sales (i.e. same store sales for comparative weeks) decreased 1.5%. For the nine and three months ended February 28, 2004, the Company changed its method of calculating comparative store sales in order to mitigate the effect of comparison of sales from store grand openings and store expansions with sales of their anniversary periods and to conform to methodology used by the majority of retailers. The Company now defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. Previously, the Company defined comparative store sales as sales of those stores beginning their three hundred and sixty-fifth day of operation; comparative store sales did not include sales discounts; comparative store sales included sales of all expanded stores; and relocated stores were treated as new stores for comparative store sales purposes. Twenty-one new and relocated stores opened during the current fiscal year contributed $98.4 million to this year's net sales. Sales from stores operating in the current fiscal year but not operating during the comparative period last year contributed $67.9 million to net sales. Stores which were in operation a year ago, but which were closed prior to this year, contributed $13.4 million to last year's sales. Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores and intends to convert two stores to Cohoes Fashions stores. The seven Decelle stores contributed $9.9 to last year's sales during their non-comparative periods. Six Burlington Coat Factory stores, one MJM Designer Shoes store and one Baby Depot store closed during the current fiscal year contributed $5.7 million to last year's sales during their non-comparative periods.

Net sales increased $56.1 million (7.0%) for the three month period ended February 28, 2004, compared with the similar period a year ago. Comparative store sales increased 1.7% for the three month period. December comparative store sales increased 0.1%. January comparative store sales increased 1.0%. February comparative store sales increased 6.3%. During the third fiscal quarter, twenty-one new and relocated stores contributed $44.3 million to this year's third quarter sales. Sales from stores operating during the current year's third quarter, but not open in the comparative quarter a year ago, amounted to $17.2 million. Stores closed prior to this year contributed $3.9 million to last year's third quarter sales. Stores closed during this fiscal year contributed $0.1 million to last year's sales during their non-comparative periods of a year ago.

The Company plans to open an additional stand-alone shoe store by the end of fiscal 2004, eight additional Burlington Coat Factory stores and to relocate six Burlington Coat Factory stores to new locations within their trading markets.

Other income (consisting of investment income, rental income from leased departments, and miscellaneous items) was $20.0 million for the nine months ended February 28, 2004 and $21.9 million for the nine months ended March 1, 2003. For the three month period ended February 28, 2004, other income amounted to $7.0 million compared with $7.7 million for the similar period of a year ago. For both the nine and three month periods, decreases in miscellaneous income were partially offset by increases in rental income and investment income. For the nine and three months ended February 28, 2004, respectively, included in other income was $2.9 million and $1.6 million in losses related to the disposal of fixed assets. For the similar nine month period of a year ago, the Company realized net gains on disposition of assets of $1.1 million. For the comparative three month period, the Company recorded a $0.1 million loss on disposition of assets. In addition, during the third fiscal quarter of a year ago, the Company recorded $1.2 million in miscellaneous income from non-recurring items.

Cost of sales increased by $61.6 million (4.7%) for the nine month period ended February 28, 2004 compared with the similar period of a year ago. For the three months ended February 28, 2004, compared with the three months ended March 1, 2003, cost of sales increased from $515.7 million to $553.0 million. For the comparative nine month periods, cost of sales, as a percentage of sales, increased to 63.4% from 63.0%. For the comparative three month periods, cost of sales, as a percentage of sales, increased to 64.6% from 64.4%. The increase in cost of sales, as a percentage of sales, for the three months ended February 28, 2004, was primarily the result of increases in freight, sales discounts and provision for shrinkage offset in part by decreases in markdown related expenses.

Selling and administrative expenses were $677.4 million and $228.4 million for the nine and three months ended February 28, 2004, respectively, compared with $640.2 million and $214.1 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 31.1% and 26.6% for the nine and three months ended February 28, 2004, respectively. For the comparative nine and three month periods ended March 1, 2003, selling and administrative expenses were 30.7% and 26.8% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the nine and three month periods of this fiscal year compared with the similar periods of a year ago. In addition, the Company commenced operation of a new warehouse and distribution facility in Edgewater Park, New Jersey during the current year's first fiscal quarter. Operation of this facility added approximately $3.0 million to selling and administrative expenses for this year's nine month period and approximately $0.9 million to the third quarter. It is expected that for the remainder of the fiscal year, operation of the new facility will add approximately $2.4 million to selling and administrative expenses.*

Depreciation expense was $60.2 million and $21.3 million, respectively, for the nine and three months ended February 28, 2004 compared with $51.5 million and $17.8 million for the similar periods of a year ago. The increase is due to capital additions made by the Company for new store purchases, improvements, expansions and store remodels over the past two years and to depreciation expense related to the Company's new warehouse and distribution facility.

Interest expense increased $2.0 million for the nine months ended February 28, 2004 compared with the similar period of a year ago. For the three months ended February 28, 2004, interest expense increased $0.6 million compared with the three months ended March 1, 2003. The nine and three month increase in interest expense is primarily related to the $100 million of Senior Notes issued in September 2003 and to the Company's capital lease obligations.

The provision for income taxes decreased to $29.1 million for the nine months ended February 28, 2004 from $37.8 million for the similar period of a year ago. For the three months ended February 28, 2004, the provision for income taxes increased to $22.7 million from $22.3 million for the comparative quarter of last fiscal year. The effective tax rate for the nine and three months ended February 28, 2004 was 38.7% compared with 37.8% for the nine and three months ended March 1, 2003, respectively. The increase in the effective tax rate is primarily the result of an increase in the Company's effective state tax rate.

Net income was $46.1 million and $36.0 million, respectively, for the nine and three months ended February 28, 2004 compared with $62.2 million and $36.7 million, respectively, for the similar periods of a year ago. Basic and diluted net income per share for the current fiscal year's nine and three

* Forward Looking Statement. See Safe Harbor Statement on Page 19.

month periods ended February 28, 2004, respectively, was $1.03 and $0.81 per share. Basic and diluted net income per share for the comparative nine month period of a year ago was $1.40. For the three month comparative period of a year ago, basic net income per share was $0.83 and diluted net income per share was $0.82.

Recently, certain basic or commodity-type merchandise items have experienced deflation in their cost and their corresponding retail price. In addition, the Company has noted a shift in consumer preferences in certain outerwear categories away from higher ticket items to lower ticket items. The Company does not believe this has had a significant impact on its total sales volume to date. However, if these trends were to continue and to affect a greater portion of the Company's merchandise without a corresponding decrease in expenses or increase in unit sales, the Company's sales and net income could be adversely affected.

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

Liquidity and Capital Resources

The Company estimates spending approximately $119.0 million in capital expenditures during fiscal 2004 including $105.0 million for store expenditures, $5.0 million for upgrades and expansion of warehouse facilities, and $9.0 million for computer and other equipment expenditures.* For the first nine months of fiscal 2004, capital expenditures amounted to approximately $102.6 million.

Working capital was $316.6 million at February 28, 2004 compared with $203.1 million at May 31, 2003. This increase is due to the Company's issuance of $100.0 million of Senior Notes during the current year's second fiscal quarter.

Net cash provided by operating activities was $123.2 million for the nine months ended February 28, 2004 compared with net cash provided by operating activities of $71.6 million for the nine months ended March 1, 2003. From time to time, a large number of retail locations of other companies become available at the same time in various manners, including, without limitation, bankruptcy auctions or announced dispositions. The Company monitors such activity for desirable locations for its stores. In fiscal 2002, the Company acquired sixteen former Montgomery Ward locations. In fiscal 2003, the Company acquired an additional twelve former Kmart locations and two former Ames locations. Should additional locations become available from these or other retailers, the Company may seek to acquire a number of such locations in one or more transactions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional debt and/or equity financings.*

The Board of Directors of the Company declared an annual cash dividend of three ($0.03) per share on August 14, 2003, payable on December 8, 2003 to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million.

From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. The Company did not repurchase any shares of its stock during fiscal 2003 or the first nine months of fiscal 2004. During the third quarter of fiscal 2004, the Company reissued 46,403 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of February 28, 2004, the Company had authorization to purchase an additional $3.6 million of its stock.

The Company's long term borrowings at February 28, 2004 consists of $100.0 million of Senior Notes issued to a group of institutional investors in a private placement, an industrial development bond of $6.4 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.6 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.7 million.

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

As of the beginning of fiscal 2004, the Refunding Bonds consisted of serial and term bonds. As of February 28, 2004, the term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010.

* Forward Looking Statement. See Safe Harbor Statement on Page 19.

The term bonds bear interest at the rates of 5.60% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average maturity of the Refunding Bonds are 6.0% and 3.9 years, respectively. During the nine months ended February 28, 2004, the final $0.6 million of the Company's serial bonds matured.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-five years and twenty-two years. The original capital lease obligations equaled the present value of the minimum lease payments under the leases and amounted to $27.1 million. At February 28, 2004, the Company's capital lease obligations amounted to $26.7 million.

As of February 28, 2004, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.00% at February 28, 2004). The Company had letter of credit commitments outstanding against the committed line of credit of $21.5 million at February 28, 2004 and $18.1 million as of March 1, 2003.

At February 28, 2004, the Company had no borrowings under these lines of credit. Maximum borrowings amounted to $62.9 million during the first quarter and $74.9 million during the second quarter. For the comparative periods of a year ago, the maximum borrowings were $43.5 million and $74.8 million, respectively. The average borrowings under these credit lines during the first quarter's period of borrowing was $33.3 million, at an average interest rate of 1.6%. During the second quarter's period of borrowing, the average borrowings under the lines of credit were $53.7 million at an average interest rate of 1.6%. Average borrowings during last year's first quarter were $19.3 million at an average interest rate of 2.3%. During the second quarter of last year, average borrowings were $47.3 million at an average interest rate of 2.3%. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

In addition, the Company had letter of credit commitments with a bank in the amount of $2.4 million and $3.5 million guaranteeing performance under various leases, insurance contracts and utility agreements at February 28, 2004 and March 1, 2003, respectively.

The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from the sale of the $100 million of Senior Notes, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit.* Furthermore, to the extent that the Company decides to purchase additional store locations or to undertake unusual transactions such as an acquisition, it may be necessary to finance such acquisitions with additional debt and/or equity financings.*

* Forward Looking Statement. See Safe Harbor Statement on Page 19.

Safe Harbor Statement

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

The Company holds no derivative financial instruments, which could expose the Company to significant market risk. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At February 28, 2004, the Company had no borrowings under the lines of credit. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at February 28, 2004 (in thousands):

*  Forward looking statement. See Safe Harbor Statement on this page.

Expected Maturity Date of Long-Term Debt and Capital Lease Obligation (Including Current Portion) at February 28, 2004 (unaudited)

	Fixed Rate Debt	Average Interest Rate

2004	$ 80	3.3%
2005	1,047	5.0%
2006	1,190	5.3%
2007	8,488	4.3%
2008	17,740	4.5%
Thereafter	106,120	5.5%
Total	$134,665
Fair Value at February 28, 2004	$133,059

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

b.  The Company filed two reports on Form 8-K during the period ended February 28, 2004. The first was filed December 4, 2003 and reported under Item 12 that the Company issued a press release reporting its sales for its second fiscal quarter of 2004. The second was filed on January 9, 2004 and reported under Item 12 that the Company issued a press release reporting its sales and net income for its second fiscal quarter of 2004. The report on Form 8-K filed on December 4, 2003 did not contain any financial statements. The report on Form 8-K filed on January 9, 2004 contained Consolidated Statements of Income (Unaudited) for the six and three months ended November 29, 2003 and November 30, 2002.

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

Date: April 12, 2004