Form 10-K
period 2004-05-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2004-08-12
CIK 718916

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 29, 2004,

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

The aggregate market value of the Common Stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock on the New York Stock Exchange as of November 28, 2003, was $345,663,893.

As of July 31, 2004, the number of shares of Common Stock, $1.00 par value, outstanding was 44,630,689.

The documents incorporated by reference into this Form 10-K:

Registrant's Proxy Statement to be filed pursuant to
Regulation 14A.

The Part of the Form 10-K into which the document is incorporated:

Part III

PART I

Item 1. Business

     Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate, through its Burlington Coat Factory division, a chain of department stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by other department and specialty stores. Burlington Coat offers customers a complete line of men's, women's and children's wear and accessories (such as handbags, belts, perfume, watches, etc.) as well as a linens (linens, bath shop items, gifts and luggage) department in three hundred seven of its stores, a children's furniture department in one hundred ninety-nine of its stores, and a shoe department in three hundred fourteen of its stores. The Company also offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web (www.bcfdirect.com). The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

     The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.3% of total revenues.

     The Company has two major product segments, apparel and home products. The apparel segment includes departments offering all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. The home products segment includes departments offering linens, home furnishings, gifts, baby furniture and baby furnishings. Net sales from continuing operations from the sale of apparel products for fiscal years 2004, 2003 and 2002 were $2.2 billion, $2.1 billion and $1.9 billion, respectively. Net sales from continuing operations from the sale of home products for fiscal years 2004, 2003 and 2002 were $0.6 billion, $0.6 billion, and $0.6 billion, respectively.

The Stores

     As of July 31, 2004, the Company operated three hundred forty-nine department stores, all but forty of which are located in leased facilities ranging in size (including storage space) from approximately 20,000 to approximately 178,000 square feet, with an average area of approximately 78,000 square feet. Total store gross square footage increased to approximately 27,315,000 square feet, an increase of 7.1% over a year ago. Selling space accounts for over seventy percent of the total area in most stores.

     All of the Company's department stores are either free-standing or are located in shopping malls, strip shopping centers or other commercial complexes. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

     The Company also operates stores under the names "Cohoes Fashions," "MJM Designer Shoes" and "Luxury Linens." Cohoes Fashions offers merchandise in the middle to higher price range. MJM Designer Shoes offers moderately priced designer and fashion shoes. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. The Company also operates one stand-alone store under the name "Totally 4 Kids". Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three stores formerly operated as Decelle stores to Burlington Coat Factory Stores and intends to convert two stores formerly operated as Decelle stores to Cohoes Fashions stores.

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

     Some stores contain departments licensed to unaffiliated parties for the sale of items such as lingerie, fragrances, shoes and jewelry. During the fiscal year ended May 29, 2004, the Company's rental income from all of its licensed departments aggregated less than 1% of the Company's total revenues.

Central Distribution

     Central distribution, warehousing, ticketing and marking services are extended to approximately fifty-three percent of the dollar volume of the Company's merchandise through its warehouse/distribution facilities in Burlington, New Jersey, Edgewater Park, New Jersey, Bristol, Pennsylvania and a third party distribution service in Ontario, California. See "Growth and Expansion."

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

Growth and Expansion

     (1)  Stores Growth

     Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to three hundred twenty-nine Burlington Coat Factory department stores, five Cohoes Fashions stores, eleven MJM Designer Shoes stores and three stand-alone Luxury Linens stores. The Company also operates one stand-alone Totally 4 Kids store.

     At July 31, 2004 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 2005, the Company plans to open approximately twelve additional Burlington Coat Factory department stores, eight MJM Designer Shoes stores and two Super Baby Depot stores.* The Company plans to open one Super Baby Depot store in Moorestown, New Jersey and one in Ontario, California. The Super Baby Depot store in Ontario, California will be the result of the conversion of the existing Totally 4 Kids store into two separate stores, the Super Baby Depot store and an MJM Designer Shoes store. The Super Baby Depot Stores are stand-alone stores based on the same merchandising concepts as those of the Baby Depot departments in the Burlington Coat Factory stores. The Company also intends to convert two stores formerly operated as Decelle stores to Cohoes Fashions stores.*

* Forward Looking Statement. See Safe Harbor Statement on page 6.

     For fiscal 2005, the Company has planned store expansions and remodelings for approximately twelve stores.* In addition, the Company plans to relocate approximately six of its stores to new locations within the same trading market.* The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

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

     (2) Operations

     During fiscal 2004, the Company completed construction of a new warehouse and distribution facility of approximately 650,000 square feet in Edgewater Park, New Jersey. This new facility expands the Company's warehousing and distribution capacity and allows the Company to increase its percentage of centrally received goods. The new facility came on-line in August of 2003 and should be processing merchandise at full capacity within eighteen to twenty-four months. During fiscal 2005, the Company plans to implement a new warehouse management system which the Company hopes will (i) reduce receiving, sorting and other merchandise handling times, (ii) improve planning and allocation efficiency and (iii) reduce merchandise processing and handling costs.* The new facility also contains a new data center. This data center and the existing data center at the Company's corporate headquarters will be active operational data centers connected by a high speed telecommunications network. These facilities will provide back up to each other in the case of an event causing a loss of data at one of the facilities.*

     Early in fiscal 2004, the Company completed a roll-out of new point-of-sale register systems to all of the Company's stores. The new register systems allows the Company to use new payment methodologies and technologies and provides necessary flexibility as these methodologies and technologies evolve over time.* During fiscal 2004, the Company also completed a roll-out of new debit card and electronic signature capture terminals. These roll-outs were part of a multi-year store systems upgrade which includes gift cards, new software and customer loyalty programs.

     During the second quarter of fiscal 2003, the Company launched its stored value card and gift card programs. The cards are reusable plastic wallet-sized cards that substantially replace the Company's paper gift certificates and store credits. The cards allow for improved control over the administration of store credit and gift certificate services. The Company hopes that these cards will be the foundation of its customer loyalty program.*

     During fiscal 2004, the Company continued its drive to increase the percentage of its merchandise purchases performed via electronic data interchange ("EDI"). Conducting transactions via EDI, rather than via paper purchase orders and paper invoices, improves efficiency in submitting merchandise orders, receiving merchandise and processing payments for merchandise orders.* By the end of fiscal 2004, approximately one-third of all the Company's merchandise purchases were being conducted via EDI.

* Forward Looking Statement. See Safe Harbor Statement on page 6.

     In fiscal 2005, the Company plans to begin a pilot program using kiosks in its stores to perform a variety of employment and customer service functions. The kiosks will allow customers to enroll in and search the Company's Baby Depot gift registry, place and retrieve information regarding the status of special merchandise orders. In addition, the kiosks will gather customer information for direct marketing and promotional purposes and allow prospective employees to submit employment applications.*

     The Company offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web. During the Spring of 2000, the Company relaunched its on-line shopping web site (www.bcfdirect.com). The site features thousands of merchandise items, shopping cart functionality, item search capability and a secure on-line payment processing system. An order management system allows for vendor direct, warehouse and store-based fulfillment of orders. Web site product data is tied to the Company's inventory systems for maintenance of prices and item availability. No assurance can be given, however, that this venture will be successful.*

     The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

Seasonality

     The Company's business is seasonal, with its highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, approximately 52% of the Company's net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company's sales are higher if the weather is cold during the fall and warm during the early spring. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

* Forward Looking Statement. See Safe Harbor Statement on page 6.

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

     At July 31, 2004, the Company had approximately 24,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at two of its stores are members of collective bargaining units. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.

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

Available Information

     The Company's website is www.coat.com. The Company makes available on this website, free of charge, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings, as soon as practical after such reports are filed with the Securities and Exchange Commission. The Company also makes available on this website its Code of Business Conduct and Ethics (which includes the Company's Code of Ethics for the Chief Executive Officer and Senior Financial Officers), its Corporate Governance Guidelines, and its Audit Committee Charter. Information contained on this website is not part of this report. Printed copies of information referred to in this paragraph is also available by writing to the Company at: Corporate Secretary, Burlington Coat Factory Warehouse Corporation, 1830 Rt. 130, Burlington, NJ 08016.

Item 2. Properties

     The Company owns the land and/or building for forty of its stores. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.

     The following table shows the years in which store leases existing at July 31, 2004 expire:
Fiscal Years Ending May 31	Number of Leases Expiring	Expiring with Renewal Options
2005-2006	16	47
2007-2008	10	68
2009-2010	7	73
2011-2012	3	31
2013-2014	4	26
Thereafter	18	17
Total	58	262

     The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases a warehouse facility of approximately 300,000 square feet in Bristol, Pennsylvania. The Company leases approximately 20,000 square feet of office space in New York City. The Company owns approximately forty-six acres of land in Edgewater Park, New Jersey on which the Company has constructed a new facility of approximately 650,000 square feet. This new facility expands the Company's warehousing and distribution capabilities. The new facility became operational in August of 2003.

Item 3. Legal Proceedings

     In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.

Item 4. Submission of Matters to a Vote of Security Holders

     The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2004.

PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF."

     The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 2, 2002 to May 29, 2004 and for the two months ended July 31, 2004.
Period	Low Price	High Price
June 2, 2002 to August 31, 2002	17.3500	22.1700
September 1, 2002 to November 30, 2002	16.5500	21.4800
December 1, 2002 to March 1, 2003	15.5000	21.3500
March 2, 2003 to May 31, 2003	15.7000	17.9000
June 1, 2003 to August 30, 2003	17.2200	20.8700
August 31, 2003 to November 29, 2003	18.7000	22.2600
November 30, 2003 to February 28, 2004	18.5500	21.6800
March 1, 2004 to May 29, 2004	17.5200	20.4800
May 30, 2004 to July 31, 2004	17.5000	19.5800

     At July 31, 2004, there were 228 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of four cents ($0.04) per share on August 5, 2004, payable on December 15, 2004, to stockholders of record on November 22, 2004. The Company expects the paid dividend to be approximately $1.8 million. A cash dividend of three cents ($0.03) per share for fiscal 2004 was declared on August 14, 2003, and was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business.

Issuer Purchases of Equity Securities

     The Company did not repurchase any shares of its stock during fiscal 2004. As of May 29, 2004, the Company had not authorized the repurchase of any additional shares of stock.

     The following table summarizes the Company's common stock repurchase activity for the three months ended May 29, 2004 and the approximate value of shares of common stock that may yet be repurchased.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet be Purchased Under Publicly Announced Program

February 29, 2004 to March 27, 2004	-0-	N/A	-0-	$0

March 28, 2004 to May 1, 2004	-0-	N/A	-0-	$0

May 1, 2004 to May 29, 2004	-0-	N/A	-0-	$0

Total	-0-	N/A	-0-

Item 6. Selected Financial Data

     The following tables set forth certain selected financial data:
	Twelve (1) Months Ended 6/3/00	Twelve Months Ended 6/2/01	Twelve Months Ended 6/1/02	Twelve Months Ended 5/31/03	Twelve Months Ended 5/29/04
	(In thousands of dollars, except per share data)
Statement of Operations Data:
Revenues from Continuing Operations	$2,151,724	$2,366,753	$2,560,352	$2,698,150	$2,878,316

Net Income from Continuing Operations Before Cumulative Effect of Accounting Change	63,702	73,421	70,703	69,310	71,678
Discontinued Operations, Net of Tax (2)	(1,226)	(2,396)	(3,839)	(4,353)	(4,113)
Net Income	61,120	71,025	66,864	64,957	67,565
Basic Net Income Per Share from Continuing Operations Before Cumulative Effect of Accounting Change	1.39	1.66	1.60	1.56	1.61
Basic Net Income Per Share from Continuing Operations	1.34	1.66	1.60	1.56	1.61

Dividends Per Share	0.02	0.02	0.02	0.02	0.03

Balance Sheet Data:
Total Assets	$1,047,147	$1,060,775	$1,273,791	$1,316,726	$1,555,989
Working Capital	260,399	296,654	236,313	203,110	336,889
Long-Term Debt	8,105	7,560	22,245	34,587	133,538
Stockholders' Equity	$ 586,341	$ 655,271	$ 722,498	$ 788,021	$ 855,890

(1)	During fiscal 2000, the Company changed its method of accounting for layaway and lease department revenues and related costs.
(2)	Discontinued operations include the after-tax operations of stores closed by the Company during the fiscal years listed.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

     Burlington Coat Factory's management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled "Safe Harbor Statement."

Overview

     Burlington Coat Factory sales were weak during the first two quarters of fiscal 2004 as a result of the general economic condition. However, sales strengthened in the second half of the year as the economy improved. Comparative store sales decreased by 0.3% in fiscal 2004 as compared with the same twelve-month period a year ago. Consolidated net sales for the 2004 fiscal year increased 6.6% over the twelve-month period a year ago. While improving economic conditions contributed to the improved performance during the latter half of the year, the increase in consolidated net sales for the year resulted primarily from the sales contributed by the new stores that opened in fiscal 2004.

     The Company's second quarter sales were weak as a result of the dramatically unseasonable warm weather throughout most of the country in October and November 2003. Historically, sales in the months of September to January have accounted for 52% of the Company's net sales for the year. The warm weather that was experienced throughout most of the areas served by the Burlington Coat Factory directly resulted in lower than expected sales.

Key Performance Measures

     Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net margin and liquidity.

     Comparative store sales is a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company experienced a slight decrease in comparative store sales of 0.3% in fiscal 2004 compared with fiscal 2003. In the Company's case, the slight decline in comparative store sales was experienced even though unit sales increased. The Company experienced increased price competition from other retailers due to the availability of products from manufacturers at lower prices.

     Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales by the average stock for the period being measured. Inventory turnover improved slightly in fiscal 2004 with a 4.72 rate, compared with a 4.65 rate in fiscal 2003.

     Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At the end of fiscal 2004, the inventory was $622.5 million versus $583.1 million at the end of fiscal 2003. This increase in inventory is due to the increase in the number of stores operating in fiscal 2004 compared with fiscal 2003. The inventory per store was $1.8 million in both fiscal 2004 and fiscal 2003.

     Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of goods. The Company experienced a slight increase in gross margin for fiscal 2004 to 37.7%, from 37.5% for fiscal 2003.

     Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other income) and the combination of the cost of goods and operating expenses (selling and administrative expenses and depreciation). The Company's net margin increased slightly from $114.1 million in fiscal 2003 to $119.9 million in fiscal 2004.

     Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced an increase in cash flow from operations resulting from an increase of cash from merchandise sales in fiscal 2004 compared with the prior fiscal year, and from an increase in trade accounts payable in fiscal 2004 compared with the prior year. The increase in sales resulted from the contribution of sales from new stores and did not significantly improve the cash position of the Company. The increase in trade accounts payable was due to longer dating of accounts, which was driven by terms negotiated with vendors, and has benefited the Company's cash position by allowing the Company to hold and productively utilize the cash for a longer period. In addition, the Company sold $100 million of senior notes in fiscal 2004, which bolstered cash flow from financing activities. The cash from the sale of notes increased the Company's liquidity and further improved the current ratio. The Company will use the proceeds from the sale of notes for general corporate purposes and store expansions. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets minus current liabilities. Working capital for fiscal 2004 was $336.9 million, compared with $203.1 million in fiscal 2003. This increase in working capital resulted in part from the Company's sale of $100 million of senior notes.

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

     The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although the list is not exhaustive:

Inventory. The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

Insurance. The Company has risk participation agreements with insurance carriers with respect to workers' compensation and liability insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in the Company's costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker's compensation claims by employees or liability claims will result in a corresponding increase in the Company's costs related to these claims.

Reserves for Revenue Returns. The Company records reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required.

Long-Lived Assets. The Company tests for recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset's current carrying value, thereby possibly requiring an impairment charge in the future.

Allowance for Doubtful Accounts. The Company maintains allowances for bad checks and losses on credit card accounts.

Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on June 1, 2003. The adoption did not have a material effect on the Company's earnings or financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting. It provides for alternative methods of transition for an entity which voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of an entity's accounting for stock-based compensation on both an annual and interim financial reporting basis. Certain provisions of FASB No. 148 related to FASB No. 123 and APB No. 28 are effective for reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements, while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the second quarter of fiscal 2004. The adoption of SFAS No. 150 had no material effect on its consolidated financial statements.

     In November 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. Management will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company's financial statements.

     In January of 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. In December 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for entities that do not have an interest in variable interest entities or potential variable interest entities for periods ending after March 15, 2004. The Company adopted this interpretation for fiscal year ended May 29, 2004. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

     In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-10, Application of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers. Issue No. 03-10 requires that, upon certain criteria being met, consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to the consumer be classified as revenue. EITF Issue No. 03-10 is effective for fiscal periods beginning after November 25, 2003. The Company adopted this statement in the third quarter of fiscal 2004. The adoption of EITF Issue No. 03-10 had no material effect on the Company's consolidated financial statements.

     In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. The Company adopted the requirements of EITF Issue No. 03-01 during fiscal 2004. The adoption of EITF Issue No. 03-01 did not have a material impact on the Company's consolidated financial statements.

Results of Operations

     The Company maintains its records on the basis of a 52-53 week fiscal year ending on the Saturday closest to May 31. The following discussion compares the twelve months (52 weeks) ended May 29, 2004 with the twelve months (52 weeks) ended May 31, 2003 and the twelve months (52 weeks) ended May 31, 2003 with the twelve months (52 weeks) ended June 1, 2002.

Twelve Months Ended
May 29, 2004 and May 31, 2003

     The following table sets forth certain items, relating to continuing operations, in the consolidated statements of operations as a percentage of net sales for the twelve months ended May 29, 2004 and May 31, 2003 (prior year information reclassified to conform to current year presentation).
	Percentage of Net Sales
	Twelve Months Ended
	May 29, 2004	May 31, 2003
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	62.3	62.5
Selling and Administrative Expenses	31.7	31.8
Depreciation	2.9	2.5
Interest Expense	0.2	0.1
	97.1	96.9
Other Income	1.1	1.1
Income from Continuing Operations Before Provision for Income Taxes	4.0	4.2
Provision for Income Taxes	1.5	1.6
Net Income from Continuing Operations	2.5%	2.6%

Performance for the Twelve Months (52 weeks) Ended May 29, 2004 Compared With the Twelve Months (52 weeks) Ended May 31, 2003

Sales

     Consolidated net sales increased $177.5 million (6.6%) for fiscal 2004 compared with the similar period of a year ago, due primarily to sales from the new stores. Comparative stores sales decreased 0.3% for fiscal 2004.

     Beginning in fiscal 2004, the Company changed its method of calculating comparative store sales in order to mitigate the effect of store grand openings and store expansions. The Company now defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is the method used in this section comparing the results of operations for the twelve months ended May 29, 2004 with the results of operations for the twelve months ended May 31, 2003. Previously: (i) the Company defined comparative store sales as sales of those stores beginning their three hundred and sixty-fifth day of operation; (ii) comparative store sales did not include sales discounts; (iii) comparative store sales included sales of all expanded stores; (iv) relocated stores were treated as new stores for comparative store sales purposes.

     Sales of linens and home furnishings (a subset of the home products segment) decreased to $274 million in fiscal 2004, compared with $283 million in fiscal 2003 and $283 million in fiscal 2002. This decrease in the sales of linens and home furnishings can be attributed to strong competition among retailers of home products. The expansion of stores by competitors combined with increased product lines being offered by our competitors, has challenged our Company to continue to find ways to prevent further erosion of our market share. In order to counter this trend, the Company is increasing the linen and home furnishings product lines available in our stores, expanding the sections that are experiencing strong sales and improving merchandising methods for obtaining home products.

     Twenty-four new and nine relocated Burlington Coat Factory department stores opened during fiscal 2004 contributed $165.5 million to this year's net sales. Stores opened a year ago contributed $65.6 million to this year's net sales from the beginning of fiscal 2004 to the anniversary of their opening date.

     The Cohoes stores contributed $38.9 million to consolidated sales for the twelve months ended May 29, 2004 compared with $38.4 million for the twelve months ended May 31, 2003. Cohoes comparative store sales increased 1.0% for the twelve month period.

     Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores and intends to convert two stores to Cohoes Fashions stores. Sales in fiscal 2004 for the Decelle stores were $3.2 million compared with $25.2 million for the twelve months ended May 31, 2003.

     The MJM Designer Shoes stores contributed $29.4 million to this year's sales compared with $19.4 million a year ago. As of May 29, 2004, eleven MJM Designer Shoes stores were operating.

Other Income

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $31.9 million for fiscal 2004 compared with $29.2 million for the similar period of a year ago. Increases in investment income of approximately $0.6 million and rental income of approximately $2.9 million were offset by decreases in miscellaneous income items of approximately $0.8 million during fiscal 2004 as compared with fiscal 2003. Interest income increases were the result of higher levels of investable funds during fiscal 2004 compared with fiscal 2003. The Company had an additional $100.0 million of investable funds during the year realized from the sale of senior notes on August 15, 2003. See "Liquidity and Capital Resources." Rental income increases were primarily related to sublicensee rental income from new stores and from two shopping centers controlled by the Company.

Cost of Sales

     Cost of sales increased $105.2 million (6.3%) for the twelve months ended May 29, 2004 compared with the twelve months ended May 31, 2003. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales as a percentage of net sales decreased slightly from 62.5% in fiscal 2003 to 62.2% in fiscal 2004. During fiscal 2004, initial margins remained relatively unchanged as compared with fiscal 2003. The improvement in margins was related primarily to slight decreases in markdowns and inventory shrinkage as a percentage of sales for fiscal 2004 as compared with fiscal 2003.

Selling and Administrative Expense

     Selling and administrative expenses, including amortization of leasehold purchases, increased $54.9 million (6.5%) from the 2003 period to the 2004 period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2004 as compared with fiscal 2003. As a percentage of net sales, selling and administrative expenses were 31.7% for the twelve months ended May 29, 2004 compared with 31.8% for the twelve months ended May 31, 2003. As a percentage of net sales, payroll related costs declined 0.1% for fiscal 2004 compared with fiscal 2003 as a result of the Company's budgetary controls over payroll expenditures. In addition, advertising expense declined 0.1% for the current fiscal year as compared with the similar period of a year ago. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the relocation of several stores. During fiscal 2003 and 2002, the Company paid $0.4 million and $1.0 million of these costs, respectively. In addition, during fiscal 2002, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods of which $0.5 million was paid during fiscal 2004.

Depreciation Expense

     Depreciation expense amounted to $82.3 million in the twelve months ended May 29, 2004 compared with $68.0 million in the twelve months ended May 31, 2003. This increase of $14.3 million in the fiscal 2004 period compared with the comparative 2003 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

     Interest expense increased $3.1 million for the twelve months ended May 29, 2004 compared with the similar period of a year ago. The increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003 and to the Company's capital lease obligations.

Income Tax

     The provision for income taxes was $42.4 million for the twelve months ended May 29, 2004 and $42.0 million for the similar fiscal period a year ago. The effective tax rate for fiscal 2004 was 37.2% compared with 37.7% in the prior fiscal year. The decrease in the effective tax rate is primarily the result of prior year adjustments of state income taxes.

Net Income from Continuing Operations

     Net income from continuing operations amounted to $71.7 million for the year ended May 29, 2004 compared with $69.3 million for the comparative period of a year ago. Basic and diluted net income per share from continuing operations was $1.61 per share and $1.60 per share, respectively, for fiscal 2004 compared with basic and diluted net income per share from continuing operations of $1.56 per share for fiscal 2003.

Discontinued Operations

     During the fiscal year ended May 29, 2004, the Company discontinued the operations of eight stores. Net sales for these stores amounted to $9.7 million in fiscal 2004. Gross margins amounted to $2.0 million for stores closed during fiscal 2004. Net loss from discontinued operations amounted to $4.1 million during fiscal 2004. During fiscal 2003, the Company closed eight stores. These eight stores and the eight stores closed in fiscal 2004 had sales of $28.4 million during fiscal 2003. Gross margins amounted to $9.8 million for stores closed during fiscal 2003. Net loss from discontinued operations amounted to $4.4 million during fiscal 2003. Loss per share from discontinued operations was $0.09 per share for fiscal 2004 and $0.10 per share for fiscal 2003.

Net Income

     Net income increased $2.6 million to $67.6 million for the fiscal 2004 period from $65.0 million for the comparative 2003 period. Basic net income per share was $1.52 per share for fiscal 2004 compared with $1.46 per share for the comparative 2003 period. Diluted net income per share was $1.51 per share for fiscal 2004 as compared with $1.46 per share for fiscal 2003.

Results of Operations

Twelve Months Ended
May 31, 2003 and June 1, 2002

     The following table sets forth certain items, relating to continuing operations, in the consolidated statements of operations as a percentage of net sales for the twelve months ended May 31, 2003 and June 1, 2002 (prior year information restated to conform to current year presentation).
	Percentage of Net Sales
	Twelve Months Ended
	May 31, 2003	June 1, 2002
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	62.5	62.5
Selling and Administrative Expenses	31.8	31.7
Depreciation	2.5	2.3
Interest Expense	0.1	-
	96.9	96.6
Other Income	1.1	1.1
Income from Continuing Operations Before Provision for Income Taxes	4.2	4.5
Provision for Income Taxes	1.6	1.7
Net Income from Continuing Operations	2.6%	2.8%

Performance for the Twelve Months (52 weeks) Ended May 31, 2003 Compared With the Twelve Months (52 weeks) Ended June 1, 2002

Sales

     Consolidated net sales increased $135.3 million (5.3%) for fiscal 2003 compared with the similar period of the prior year. Comparative stores sales decreased 1.8% for the period.

     Beginning in fiscal 2004, the Company changed its method of calculating comparative store sales in order to mitigate the effect of store grand openings and store expansions. Previously: (i) the Company defined comparative store sales as sales of those stores beginning their three hundred and sixty-fifth day of operation; (ii) comparative store sales did not include sales discounts; (iii) comparative store sales included sales of all expanded stores; (iv) relocated stores were treated as new stores for comparative store sales purposes. This method is the method used in this section comparing the results of operations for the twelve months ended May 31, 2003 with the results of operations for the twelve months ended June 1, 2002. Beginning in fiscal 2004, the Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes.

     Eighteen new and three relocated Burlington Coat Factory department stores opened during fiscal 2003 contributed $117.0 million to sales. Stores opened during fiscal 2003 contributed $82.4 million to sales from the beginning of fiscal 2003 to the anniversary of their opening date.

     The Cohoes stores contributed $38.4 million to consolidated net sales for the twelve months ended May 31, 2003 compared with $39.0 million for the twelve months ended June 1, 2002. Cohoes comparative store sales decreased 2.0% for the twelve month period.

     Net Sales in fiscal 2003 for the Decelle stores were $25.2 million compared with $29.0 million for the twelve months ended June 1, 2002. Decelle comparative store sales decreased 12.8% for the twelve months ended May 31, 2003 compared with the similar twelve month period of the prior year.

     The MJM Designer Shoes stores contributed $19.4 million to sales for fiscal 2003 compared with $7.9 million during the prior year. As of May 31, 2003, four new MJM Designer Shoes stores were operating. These stores contributed $6.0 million to fiscal 2003 sales.

Other Income

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $29.2 million for fiscal 2003 compared with $26.6 million for fiscal 2002. Decreases in investment income of approximately $0.8 million and rental income of approximately $0.1 million were offset by increases in miscellaneous items of approximately $3.3 million during fiscal 2003 as compared with fiscal 2002.

Cost of Sales

     Cost of sales increased $84.7 million (5.4%) for the twelve months ended May 31, 2003 compared with the twelve months ended June 1, 2002. The dollar increase in cost of sales was due to the increase in net sales during fiscal 2003 compared with the prior year. Cost of sales as a percentage of net sales was 62.5% in fiscal 2003 and fiscal 2002. During fiscal 2003, initial margins improved slightly as compared with fiscal 2002. The improvement in initial margins was offset by increased markdowns and inventory shrinkage as a percentage of sales for fiscal 2003 as compared with fiscal 2002.

Selling and Administrative Expense

     Selling and administrative expenses, including amortization of leasehold purchases increased $44.1 million (5.5%) from the 2002 period to the 2003 period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2003 as compared with fiscal 2002. As a percentage of net sales, selling and administrative expenses were 31.8% for the twelve months ended May 31, 2003 and the twelve months ended June 1, 2002. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the relocation of several stores. During fiscal 2003 and 2002, the Company paid $0.4 million and $1.0 million of these costs, respectively. In addition, during fiscal 2002, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During fiscal 2003, the Company established a $0.4 million reserve for future lease obligations relating to a store closed during fiscal 2003.

Depreciation Expense

     Depreciation expense amounted to $68.0 million in the twelve months ended May 31, 2003 compared with $58.5 million in the twelve months ended June 1, 2002. This increase of $9.5 million in the fiscal 2003 period compared with the comparative 2002 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the prior two fiscal years.

Interest Expense

     Interest expense increased $1.8 million for the twelve months ended May 31, 2003 compared with the twelve months ended June 1, 2002. The increase in interest expense is due primarily to interest expense related to the Company's capital leases. Interest expense related to capital lease obligations amounted to $2.1 million during fiscal 2003 as compared with $0.2 million during fiscal 2002. In addition, interest relating to the Company's borrowings under its lines of credit amounted to $0.2 million during fiscal 2003 compared with $0.3 million during fiscal 2002.

Income Tax

     The provision for income taxes decreased to $42.0 million for the twelve months ended May 31, 2003 from $43.0 million for the twelve months ended June 1, 2002. This decrease in the tax provision was due to lower earnings. The effective tax rate for fiscal 2003 was 37.7% compared with 37.8% in the prior fiscal year. An increase in the Company's effective state tax rate, net of federal tax benefit, of approximately 1.4% was offset by a one-time federal tax adjustment realized by the Company during the current fiscal year.

Net Income from Continuing Operations

     Net income from continuing operations decreased $1.4 million to $69.3 million for fiscal 2003 compared with fiscal 2002. Net income per share was $1.56 per share for fiscal 2003 compared with $1.59 per share during fiscal 2002.

Discontinued Operations

     During fiscal 2003, the Company closed eight stores. Net sales, gross margins and net loss on discontinued operations amounted to $28.4 million, $9.8 million and $4.4 million, respectively, for the twelve months ended May 31, 2003. During fiscal 2002, the Company closed four stores. Net sales, gross margins and net loss on discontinued operations amounted to $43.5 million, $14.5 million and $3.8 million, respectively, for the twelve months ended June 1, 2002.

Net Income

     Net income decreased $1.9 million to $65.0 million for the fiscal 2003 period from $66.9 million for the comparative 2002 period. Basic net income per share was $1.46 per share for fiscal 2003 compared with $1.51 per share for the comparative 2002 period. Diluted net income per share was $1.46 per share for fiscal 2003 as compared with $1.50 per share for fiscal 2002.

Liquidity and Capital Resources

Overview

     The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

     During fiscal 2004, the Company opened twenty-one Burlington Coat Factory Warehouse department stores and three MJM Designer Shoes stores. The Company closed two Burlington Coat Factory stores, two MJM Designer Shoes stores, one Luxury Linens store, one Baby Depot store and relocated nine Burlington Coat Factory to new locations within their trading areas. Seven Decelle stores were closed during the current fiscal year. Three of these locations were converted to Burlington Coat Factory Warehouse department stores. Management expects two locations previously operated as Decelle stores to be converted to Cohoes stores during fiscal 2005. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 2004 were approximately $37.8 million. Expenditures for store relocations, store expansions and store refurbishings were approximately $71.6 million during fiscal 2004. During fiscal 2004, the Company acquired the leases of two stores for $0.2 million. In addition, expenditures during fiscal 2004 for store locations to be opened during fiscal 2005 amounted to $6.6 million. Expenditures incurred in the construction of the Company's new distribution center in Edgewater Park, New Jersey amounted to $4.3 million. Other capital expenditures, consisting primarily of computer system enhancements amounted to $8.3 million for fiscal 2004. For fiscal 2005, the Company estimates that it will spend approximately $118.1 million for capital expenditures (i.e., building acquisitions, fixtures, equipment and leasehold improvements) in connection with the opening of approximately twenty-seven new stores (including store relocations), remodeling and expansion of existing stores, expansion of the Company's home office and warehouse facilities, and computer enhancement projects.*

     The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions. Additionally, the Company may consider strategic acquisitions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.*

Stock Repurchases

     From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2004, the Company did not repurchase any shares of its stock. During fiscal 2004, the Company reissued 46,402 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of May 29, 2004 the Company had not authorized the repurchase of additional shares of stock.

Working Capital

     Working capital increased to $336.9 million at May 29, 2004 from $203.1 million at May 31, 2003. At June 1, 2002, working capital was $236.3 million. The increase is primarily related to the proceeds received from the Company's sale of $100.0 million of senior notes during fiscal 2004.

Net Cash from Operating Activities

     Net cash provided by continuing operations activities of $26.5 million for fiscal 2004 decreased by $50.1 million from $76.6 million in net cash provided by operating activities for fiscal 2003. This decrease in net cash from operations was due primarily to an increase in the Company's short term investment position, offset in part by an increase in the Company's accounts payable position, as of May 29, 2004 compared with May 31, 2003.

*Forward Looking Statement. See Safe Harbor Statement on page 6.

Dividends

     On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents (0.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The Company expects the paid dividend to be approximately $1.8 million. On August 14, 2003, the Board of Directors of the Company declared a cash dividend in the amount of three cents ($0.03) per share. This cash dividend was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million.

Long-Term Borrowings and Capital Lease Obligations

     The Company's long-term borrowings at May 29, 2004 consisted of $100 million of Senior Notes issued to institutional investors in a private placement, an industrial development refunding bond of $6.4 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.5 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.7 million.

Refunding Bonds. The Refunding Bonds consist of term bonds. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.0% and 3.6 years, respectively. During fiscal 2004, the Company expended approximately $0.6 million for the repayment of the Refunding Bonds. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $6.6 million.

Loan from Burlington County Board of Freeholders. On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

Senior Notes. On August 15, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., entered into a Note Purchase Agreement with a group of institutional investors for the sale of an aggregate of $100 million of Senior Notes. The Notes were issued on September 30, 2003 in two tranches. The Series A Notes aggregated $36 million at an interest rate of 4.06% due September 30, 2010 with an average life of five years. The Series B Notes aggregated $64 million at an interest rate of 4.67% due September 30, 2013 with an average life of seven years. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. During fiscal 2004, $0.1 million of lease payments were applied against the capital lease obligations and $2.3 million were applied to interest expense.

Lines of Credit

     As of May 29, 2004 and May 31, 2003, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.00% at May 29, 2004). The Company had letter of credit commitments outstanding against the committed line of credit related to the purchase of inventory of $33.1 million at the end of fiscal 2004 and $26.4 million at the end of fiscal 2003. At May 29, 2004, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004 and $74.9 million during the second quarter of fiscal 2004. For the comparative periods of a year ago, the maximum borrowings were $43.5 million and $74.8 million, respectively. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. During the second quarter of fiscal 2004, the average borrowing under the lines of credit was $53.7 million at an average interest rate of 1.6%. Average borrowing during the first quarter of fiscal 2003 was $19.3 million at an average interest rate of 2.3%. During the second quarter of fiscal 2003, average borrowing was $47.3 million at an average interest rate of 2.3%. During the third and fourth quarters of fiscal 2004 and 2003, there were no borrowings under these lines of credit. Borrowings under the Company's lines of credit were necessary during the current year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

Letters of Credit

     The Company also had letter of credit agreements with a bank in the amount of $2.4 million and $3.5 million guaranteeing performance under various leases, insurance contracts and utility agreements at the end of fiscal 2004 and fiscal 2003, respectively.

Liquidity and Capital Resources Summary

     The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from the proceeds of the sale of the $100 million of senior notes, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit.* Furthermore, to the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.*

Contractual Obligations

     The following table sets forth certain information regarding the Company's contractual obligations as of May 29, 2004 (in millions):
		Payments Due During Fiscal Years
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-Term Debt	$ 107.9	$ 0.9	$ 0.9	$ 8.2	$17.4	$17.5	$ 63.0
Capital Lease Obligations	61.6	2.4	2.5	2.5	2.5	2.5	49.2
Operating Leases	585.9	114.6	96.4	86.7	71.4	54.2	162.6
Purchase Obligations	395.1	391.3	1.8	1.6	0.4	-	-
Other Long-Term Liabilities	-	-	-	-	-	-	-

Total	$1,150.5	$509.2	$101.6	$99.0	$91.7	$74.2	$274.8

*Forward Looking Statement. See Safe Harbor Statement on page 6.

     Purchase obligations are agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing for payment of the contractual obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the timing of receipt of goods or services or changes to agreed-upon amounts for some obligations.

     Other than operating leases entered into during the normal course of business, the Company has not entered into any off-balance sheet arrangements.

Inflation

     The Company does not believe that its operating results have been materially affected by inflation during the past year. In the first three quarters of fiscal 2004, certain basic or commodity-type merchandise items experienced deflation in their cost and their corresponding retail price. The cost of merchandise has generally stabilized in the fourth quarter. The Company does not believe the deflationary trend experienced in the first three quarters had a significant impact on its sales volume. Historically, the Company has been able to increase its selling prices as the costs of merchandising and related operating expenses have increased, and therefore, inflation has not had a significant effect on operations.*
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

     The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At May 29, 2004, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at May 29, 2004:

*Forward Looking Statement. See Safe Harbor Statement on page 6.

     Scheduled Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at May 29, 2004 (in thousands):
	Fixed Rate Debt and Capital Lease Obligations	Average Interest Rate
2005	$ 1,047	5.0%
2006	1,190	5.3%
2007	8,488	4.3%
2008	17,740	4.5%
2009	17,861	4.5%
Thereafter	88,259	5.7%
Total	$134,585

Fair Value at May 29, 2004	$132,745

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements and following pages.
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures.

     The Company's principal executive officer, Monroe G. Milstein, and the Company's principal financial officer, Robert LaPenta, have reviewed and evaluated the Company's disclosure controls and procedures as of May 29, 2004. Based on their review, these officers have concluded that such disclosure controls and procedures are adequate for the effective recording, processing and summarizing of information for the preparation of this annual report on Form 10-K. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

PART III
Item 10.	Directors and Executive Officers of the Registrant

Item 11. Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

     In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after May 29, 2004.

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report.
		Page
1.	Financial Statements

	Index to Consolidated Financial Statements	39

	Report of Independent Registered Public Accounting Firm	40

	Consolidated Balance Sheets May 29, 2004 and May 31, 2003	41

	Consolidated Statements of Operations for the Year Ended May 29, 2004, May 31, 2003 and June 1, 2002	42

	Consolidated Statements of Stockholders' Equity for the Year Ended June 1, 2002, May 31, 2003 and May 29, 2004	43

	Consolidated Statements of Cash Flows for the Year Ended May 29, 2004, May 31, 2003 and June 1, 2002	44

	Notes to Consolidated Financial Statements	45

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	68

	Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	2/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	3/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	4/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	2/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	2/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	2/

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
(3)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003. File No. 1-8739.
*	Executive Compensation Plan.

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	5/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	1/

21	Subsidiaries of Registrant	Filed Herewith

23

Consent of Deloitte & Touche LLP, independent
  registered public accounting firm, to the use
  of their report on the financial statements of
  the Company for the year ended May 29, 2004
  in the Registration Statements of the Company
  on Form S-8, Registration No. 2-96332,
  No. 33-21569, No. 33-51965, No. 333-41077,
  No. 333-65995, No. 333-78941, No. 333-74244
  and No. 333-105153

Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
*	Executive Compensation Plan

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
Description	Location
1) 1993 Stock Incentive Plan	Exhibit 10.2
2) 1998 Stock Incentive Plan	Exhibit 10.3
3) 2002 Stock Incentive Plan	Exhibit 10.4
4) Deferred Compensation Plan	Exhibit 10.10

(b)	Reports on Form 8-K

     The Company filed two reports on Form 8-K during the period ended May 29, 2004. The first was filed March 4, 2004 and reported under Item 12 that the Company issued a press release reporting its sales for the third fiscal quarter of 2004. The second was filed on April 8, 2004 and reported under Item 12 that the Company issued a press release reporting its sales and net income for its third fiscal quarter of 2004. The report on Form 8-K filed on March 4, 2004 did not contain any financial statements. The report on Form 8-K filed on April 8, 2004 contained Consolidated Statements of Income (Unaudited) for the nine and three months ended February 28, 2004 and March 1, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(Registrant)
By:	/s/ Monroe G. Milstein Monroe G. Milstein, President
Dated:	August 11, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ Monroe G. Milstein Monroe G. Milstein	Chief Executive Officer and President (Principal Executive Officer); Director	August 11, 2004

/s/ Robert L. LaPenta Robert L. LaPenta, Jr.	Vice President-Chief Accounting Officer (Principal Financial and Accounting Officer)	August 11, 2004

/s/ Roman Ferber Roman Ferber	Director	August 11, 2004

/s/ Harvey Morgan Harvey Morgan	Director	August 11, 2004

/s/ Andrew R. Milstein Andrew R. Milstein	Director	August 11, 2004

/s/ Stephen E. Milstein Stephen E. Milstein	Director	August 11, 2004

/s/ Mark A. Nesci Mark A. Nesci	Director	August 11, 2004

/s/ Irving Drillings Irving Drillings	Director	August 11, 2004

[THIS PAGE INTENTIONALLY LEFT BLANK]

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets May 29, 2004 and May 31, 2003	41

Consolidated Statements of Operations for the Year Ended May 29, 2004, May 31, 2003 and June 1, 2002	42

Consolidated Statements of Stockholders' Equity for the Year Ended June 1, 2002, May 31, 2003 and May 29, 2004	43

Consolidated Statements of Cash Flows for the Year Ended May 29, 2004, May 31, 2003 and June 1, 2002	44

Notes to Consolidated Financial Statements	45

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	68

Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and subsidiaries (the "Company") as of May 29, 2004 and May 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 29, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 29, 2004 and May 31, 2003, and the results of its operations and its cash flows for each of the three years in the period ended May 29, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 12, 2004

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)
	May 29, 2004	May 31, 2003
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 29,817	$ 27,904
Restricted Cash and Cash Equivalents	9,304	8,826
Investments	168,474	15,266
Accounts Receivable (Net of Allowance for Doubtful Accounts of $5,108 in 2004 and $4,655 in 2003)	23,744	16,927
Merchandise Inventories	622,538	583,133
Deferred Tax Asset	19,660	16,050
Prepaid and Other Current Assets	17,131	15,378
Assets from Discontinued Operations	-	4,737

Total Current Assets	890,668	688,221

Property and Equipment (Net of Accumulated Depreciation)	619,573	570,585
Investments	23	22
Intangible Assets (Net of Accumulated Amortization of $22,937 in 2004 and $15,740 in 2003)	38,025	44,567
Other Assets	1,190	7,068
Deferred Tax Assets	6,510	6,263

Total Asset	$1,555,989	$1,316,726

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 364,335	$ 312,124
Income Taxes Payable	20,829	10,458
Other Current Liabilities	167,558	156,874
Current Maturities of Long Term Debt	1,047	918

Total Current Liabilities	553,769	480,374

Long Term Debt	133,538	34,587
Other Liabilities	12,792	13,744

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Par Value $1; Authorized 5,000,000 shares, none issued and outstanding	-	-
Common Stock, Par Value $1; Authorized 100,000,000 shares; 49,808,217 issued at May 29, 2004; 49,765,797 shares issued at May 31, 2003	49,809	49,766
Capital in Excess of Par Value	23,016	22,031
Retained Earnings	842,384	776,153
Accumulated Other Comprehensive Income	2	1
Note Receivable from Stock Options Exercised	(63)	(83)
Treasury Stock at Cost; 2004- 5,172,628 shares; 2003- 5,219,031 shares	(59,258)	(59,847)

Total Stockholders' Equity	855,890	788,021

Total Liabilities and Stockholders' Equity	$1,555,989	$1,316,726

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except share data)
Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
REVENUES:

Net Sales	$2,846,438	$2,668,970	$2,533,708
Other Income	31,878	29,180	26,644

	2,878,316	2,698,150	2,560,352
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,773,495	1,668,326	1,583,634
Selling and Administrative Expenses	902,621	847,755	803,612
Depreciation	82,271	67,997	58,451
Interest Expense	5,866	2,784	965

	2,764,253	2,586,862	2,446,662

Income from Continuing Operations Before Provision for Income Tax	114,063	111,288	113,690

Provision for Income Tax	42,385	41,978	42,987

Net Income from Continuing Operations	71,678	69,310	70,703
Net Loss from Discontinued Operations (Net of Tax Benefit of $2,432 in 2004, $2,636 in 2003 and $2,334 in 2002)	(4,113)	(4,353)	(3,839)

Net Income	$ 67,565	$ 64,957	$ 66,864

Net Unrealized Gain on Securities, Net of Tax	1	3	1

Total Comprehensive Income	$ 67,566	$ 64,960	$ 66,865

Basic and Diluted Net Income Per Share: Basic Net Income from Continuing Operations	$ 1.61	$ 1.56	$ 1.60
Basic Net Loss from Discontinued Operations, Net of Tax	(0.09)	(0.10)	(0.09)
Basic Net Income	$ 1.52	$ 1.46	$ 1.51

Diluted Net Income from Continuing Operations	$ 1.60	$ 1.56	$ 1.59
Diluted Net Loss from Discontinued Operations, Net of Tax	(0.09)	(0.10)	(0.09)

Diluted Net Income	$ 1.51	$ 1.46	$ 1.50

Weighted Average Shares Outstanding	44,583,092	44,476,085	44,418,290

Dividends Per Share	$ .03	$ .02	$ .02

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FISCAL YEAR ENDED JUNE 1, 2002, MAY 31, 2003 AND MAY 29, 2004
(All amounts in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Note Receivable from Options Exercised	Treasury Stock	Total
Balance at June 2, 2001	$49,715	$20,538	$646,113	($3)	($100)	($60,992)	$655,271
Comprehensive Income:
Net Income			66,864				66,864
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				1			1
Total Comprehensive Income							66,865
Stock Options Exercised	34	407					441
Treasury Stock Transactions		314				495	809
Dividends			(888)				(888)

Balance at June 1, 2002	49,749	21,259	712,089	(2)	(100)	(60,497)	722,498
Comprehensive Income:
Net Income			64,957				64,957
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				3			3
Total Comprehensive Income							64,960
Stock Options Exercised	17	505					522
Repayment of Note Receivable from Options Exercised					17		17
Treasury Stock Transactions		267				650	917
Dividends			(893)				(893)

Balance at May 31, 2003	49,766	22,031	776,153	1	(83)	(59,847)	788,021
Comprehensive Income:
Net Income			67,565				67,565
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				1			1
Total Comprehensive Income							67,566
Stock Options Exercised	43	985					1,028
Repayment of Note Receivable from Options Exercised					20		20
Treasury Stock Transactions						589	589
Dividends			(1,334)				(1,334)

Balance at May 29, 2004	$49,809	$23,016	$842,384	$2	($63)	($59,258)	$855,890

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
	Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
OPERATING ACTIVITIES
Net Income	$ 67,565	$ 64,957	$ 66,864
Net Loss from Discontinued Operations	4,113	4,353	3,839
Net Income from Continuing Operations	71,678	69,310	70,703

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	82,271	67,997	58,451
Provision for Losses on Accounts Receivable	9,201	9,895	12,108
Provision for Deferred Income Taxes	(3,857)	(12,630)	(1,460)
(Gain) on Disposition of Fixed Assets	(1,710)	(1,464)	(1,924)
Unrealized (Gain) Loss on Investments	469	(113)	-
Non-Cash Rent Expense and Other	7,623	7,616	3,950

Changes in Assets and Liabilities:
Investments	(153,677)	(15,153)	-
Accounts Receivable	(16,522)	(11,503)	(11,219)
Merchandise Inventories	(39,405)	(18,481)	(29,223)
Prepaids and Other Current Assets	(1,753)	16,404	3,079
Accounts Payable	52,211	(60,602)	112,048
Other Current Liabilities and Income Taxes Payable	21,055	26,484	20,633
Deferred Rent Incentives	(1,124)	(1,121)	(1,075)
Net Cash Provided by Continuing Operations	26,460	76,639	236,071
Net Cash Used by Discontinued Operations	(1,464)	(2,629)	(2,682)
Net Cash Provided by Operating Activities	24,996	74,010	233,389

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(128,619)	(146,952)	(164,440)
Acquisition of Property - Discontinued Operations	(468)	(1,863)	(3,323)
Proceeds from Sale of Fixed Assets	7,310	3,230	5,647
Proceeds from Sale of Held-to-Maturity Investments	-	-	6,200
Lease Acquisition Costs	(225)	(18,779)	(24,769)
Issuance of Notes Receivable	(85)	(6,350)	(2,965)
Receipts Against Long-Term Notes Receivable	729	4,089	60
Other	(31)	759	113

Net Cash Used in Investing Activities	(121,389)	(165,866)	(183,477)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(921)	(934)	(707)
Proceeds from Long Term Debt	100,000	-	2,000
Issuance of Common Stock Upon Exercise of Stock Options	1,028	522	441
Treasury Stock Transactions	589	917	809
Debt Issuance Costs	(578)	-	-
Payment of Dividends	(1,334)	(893)	(888)

Net Cash Provided by (Used in) Financing Activities	98,784	(388)	1,655

Increase (Decrease) in Cash and Cash Equivalents	2,391	(92,244)	51,567
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	36,730	128,974	77,407
Cash and Cash Equivalents and Restricted Cash at End of Period	$ 39,121	$ 36,730	$128,974

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$ 5,160	$ 2,792	$ 969

Income Taxes Paid	$ 33,372	$ 46,744	$ 44,991

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital Lease Obligation	$ -	$ 13,366	$ 13,715

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

1.  Business

     Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company") operate stores, in 42 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse" (three hundred twenty-nine stores), "Cohoes Fashions"(five stores), "Luxury Linens" (three stores), "Totally 4 Kids" (one store) and "MJM Designer Shoes" (eleven stores). Cohoes Fashions offers merchandise in the middle to higher price range. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children's wear from toddlers up to teens, children's books, toys, computer software for kids and educational tapes in a family environment. MJM Designer Shoes offers moderately priced designer and fashion shoes. During fiscal 2004, the Company closed its seven stores which had operated under the name "Decelle" and its one store which had operated under the name "Baby Depot." Three of the Decelle stores were converted to Burlington Coat Factory Warehouse stores.

2.  Principles of Consolidation

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

4.  Cash and Cash Equivalents

     Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalent investments amounted to $12.3 million at May 29, 2004 and $13.8 million at May 31, 2003. The Company is required to maintain compensating cash balances at two of its banks amounting to $0.4 million at May 29, 2004.

5.  Restricted Cash

     Restricted cash consists of $0.4 million of compensating cash balances at two of the Company's banks, $6.3 million pledged as collateral for certain insurance contracts and $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

6.  Investments

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

7.  Inventories

     Merchandise inventories as of May 29, 2004 and May 31, 2003 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item cost of sales in the Company's statement of operations. Costs associated with the Company's warehousing, distribution, buying, inspection and store receiving functions are included in the line items selling and administrative expenses and depreciation expense in the Company's statement of operations. Also included in selling and administrative expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

8.  Property and Equipment

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

9.  Intangible Assets

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

10.  Other Assets

     Other assets consist primarily of notes receivable.

11.  Other Current Liabilities

     Other current liabilities primarily consist of sales tax payable, unredeemed store credits and gift certificates, accrued insurance costs, accrued operating expenses, payroll taxes payable and other miscellaneous items.

12.  Store Opening Expenses

     Expenses related to new store openings are charged to operations in the period incurred.

13.  Derivatives and Hedging Activities

     The Company does not have any derivative financial instruments.

14.  Income Taxes

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes have been recorded to recognize temporary differences which result from revenues and expenses being recognized in different periods for financial reporting purposes than for income tax purposes.

15.  Basic and Diluted Net Income Per Share

     SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation.

     Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of dilutive net income per share from continuing operations are as follows:

	Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
	(all amounts in thousands, except per share data)
Net Income from Continuing Operations	$71,678	$69,310	$70,703
Weighted Average Shares Outstanding	44,583	44,476	44,418
Effect of Dilutive Stock Options	85	72	66
Weighted Average Shares Out- standing, Assuming Dilution	44,668	44,548	44,484
Diluted Net Income Per Share from Continuing Operations	$ 1.60	$ 1.56	$ 1.59

     Options to purchase 1,900 shares of common stock were outstanding during fiscal 2004, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares and therefore would be antidilutive.

16.  Other Income

     Other income consists of rental income received from leased departments, interest income and miscellaneous items.

17.  Advertising Costs

     The Company's net advertising costs consist primarily of newspaper and television costs. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. The production costs of net advertising are charged to expense as incurred. Net advertising expenses, included in Selling and Administrative Expenses on the Consolidated Statement of Operations, for the twelve months ended May 29, 2004, May 31, 2003 and June 1, 2002 were $61.5 million, $61.2 million, and $62.1 million, respectively.

18.  Impairment of Long Lived Assets

     The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. For the fiscal years ended May 29, 2004 and May 31, 2003, the Company recorded impairment charges related to leasehold improvements of various stores of $1.9 million and $1.2 million, respectively. No impairment charges were recorded in fiscal 2002. The impairment charges were recorded under the caption "Depreciation Expense" in the Company's Consolidated Statement of Operations.

19.  Discontinued Operations

     The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed are included in the Company's calculation of discontinued operations. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the eight stores, eight stores and four stores closed during the years ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively.
	Year Ended
	May 29, 2004	May 31, 2003	June 1, 2002
Revenues	$8,086	$27,762	$43,645
Gross Margin	2,025	9,760	14,488
Selling and Administrative Expenses	6,159	15,025	19,650
Depreciation	773	1,097	1,157
Loss from Discontinued Operations Before Income Tax Benefit	(6,545)	(6,989)	(6,173)
Loss from Discontinued Operations, Net of Tax	($4,113)	($4,353)	($3,839)

20.  Stock-Based Compensation

     SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note N). No stock options were issued by the Company during fiscal 2003 or fiscal 2004. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):
	Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
Net income as reported	$67,565	$64,957	$66,864
Expense under fair value method, net of tax effect	-	(708)	(374)
Pro forma net income	$67,565	$64,249	$66,490
Income per share:
Basic - as reported	$ 1.52	$ 1.46	$ 1.51
Diluted - as reported	$ 1.51	$ 1.46	$ 1.50
Basic - pro forma	$ 1.52	$ 1.44	$ 1.50
Diluted - pro forma	$ 1.51	$ 1.44	$ 1.49

21.  Comprehensive Income

     The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income.

22.  Revenue Recognition

     The Company records revenue at the time of sale and delivery of merchandise. The Company records revenue net of allowances for estimated future returns. The reserves are based on current revenue volume and historical claims experience.

23.  Leased Department Income

     The Company records the net of leased department revenues and related costs to Other Income. Leased department income, included in Other Income, amounted to $9.1 million, $8.4 million and $9.1 million for the years ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively.

24.  Vendor Rebates and Allowances

     The Company receives various incentives in the form of discounts and allowances from its vendors based on the volume of purchases or for services that the Company provides to the vendor. These incentives received from the vendors include rebates, allowances and promotional funds. The amounts received are subject to changes in market conditions, vendor marketing strategies and changes in profitability or sell-through of the vendor's merchandise. Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. The Company adopted the released sections of EITF Issue No. 02-16 effective as of January 1, 2003. Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down.

     Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Application by the Company of EITF Issue No. 02-16 resulted in approximately $1.2 million and $1.4 million of consideration received from vendors being recorded as a reduction of inventory at May 29, 2004 and May 31, 2003, respectively.

25.  Capitalized Computer Software Costs

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company capitalized $3.0 million, $4.1 million and $4.0 million relating to these costs during fiscal 2004, fiscal 2003 and fiscal 2002, respectively.

26.  Recent Accounting Pronouncements

     a.  In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on June 1, 2003. The adoption did not have a material effect on the Company's earnings or financial position.

     b.  In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting. It provides for alternative methods of transition for an entity which voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of an entity's accounting for stock-based compensation on both an annual and interim financial reporting basis. Certain provisions of FASB No. 148 related to FASB No. 123 and APB No. 28 are effective for reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148.

     c.  In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and is effective for hedging relationships designated after June 30, 2003. The Company adopted this statement in the first quarter of fiscal 2004 with no material effect on its consolidated financial statements.

     d.  In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements, while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the second quarter of fiscal 2004. The adoption of SFAS No. 150 had no material effect on its consolidated financial statements.

     In November 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. Management will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company's financial statements.

     e.  In January of 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity's activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity's activities. In December 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for entities that do not have an interest in variable interest entities or potential variable interest entities for periods ending after March 15, 2004. The Company adopted this interpretation for fiscal year ended May 29, 2004. The adoption of FIN 46R did not have a material effect on the Company's consolidated financial statements.

     f.  In November 2003, the EITF issued EITF Issue No. 03-10, Application of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers. Issue No. 03-10 requires that, upon certain criteria being met, consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor's sales incentives offered directly to the consumer be classified as revenue. EITF Issue No. 03-10 is effective for fiscal periods beginning after November 25, 2003. The Company adopted this statement in the third quarter of fiscal 2004. The adoption of EITF Issue No. 03-10 had no material effect on the Company's consolidated financial statements.

     g.  In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. The Company adopted the requirements of EITF Issue No. 03-01 during fiscal 2004. The adoption of EITF Issue No. 03-01 did not have a material impact on the Company's consolidated financial statements.

27.  Reclassifications

     Certain reclassifications have been made to the current year's interim financial information and to the prior years' financial statements to conform to the classifications used in the current year.

B.  Investments

     Investments consist of (in thousands):

	May 29, 2004
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (current):
Short Term Municipal Bond Investments	$163,863	($392)	$163,471
Short Term Bond Fund	5,080	(77)	5,003
	$168,943	($469)	$168,474

Available-for-Sale Investments (Long Term):
Equity Investments	$ 22	$ 1	$ 23

	May 31, 2003
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (current):
Short term municipal bond fund	$15,153	$113	$15,266

Available-for-Sale Investments (Long Term):
Equity Investments	$ 21	$ 1	$ 22

     During fiscal 2002, $6.2 million of the Company's held-to-maturity investments were called by the issuing authority. Proceeds from the sale of these investments were used to purchase money market investments which are classified as restricted cash and cash equivalents on the Company's balance sheet at May 29, 2004 and May 31, 2003. Money market investments amounting to $6.3 million are pledged as collateral for certain insurance contracts, for which the related liability is classified in other current liabilities.

C.  Property and Equipment

     Property and equipment consists of (in thousands):

	May 29, 2004
	Owned	Capital Leases	Total
Land	$ 46,458	-	$ 46,458
Buildings	195,158	$27,081	222,239
Store Fixtures and Equipment	431,542	-	431,542
Leasehold Improvements	330,848	-	330,848
Construction in Progress	6,339	-	6,339
	1,010,345	27,081	1,037,426
Less Accumulated Depreciation	(416,119)	(1,734)	(417,853)
	$ 594,226	$25,347	$ 619,573

	May 31, 2003
	Owned	Capital Leases	Total
Land	$ 44,716	-	$ 44,716
Buildings	156,992	$27,081	184,073
Store Fixtures and Equipment	383,591	-	383,591
Leasehold Improvements	272,116	-	272,116
Construction in Progress	31,030	-	31,030
	888,445	27,081	915,526
Less Accumulated Depreciation	(344,199)	(742)	(344,941)
	$544,246	$26,339	$570,585

D.  Intangible Assets

     Intangible assets consists primarily of leasehold purchases, which are amortized over the minimum life of the related lease term. Intangible assets as of May 29, 2004 and May 31, 2003 are as follows (all amounts in thousands):
	May 29, 2004			May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,920	$22,620	$37,300	$59,844	$15,498	$44,346
Other	1,042	317	725	463	242	221
	$60,962	$22,937	$38,025	$60,307	$15,740	$44,567

Amortization expense amounted to $7.4 million, $7.4 million and $3.8 million for the twelve months ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2005 - $5.6 million; fiscal 2006 - $4.3 million; fiscal 2007 - $3.3 million; fiscal 2008 - $1.8 million; fiscal 2009 - $1.5 million. Leaseholds acquired during the twelve months ended May 29, 2004 and May 31, 2003 amounted to $0.2 million and $18.8 million, respectively. Leaseholds acquired during the current fiscal year have a weighted average amortization period of approximately four years.

E.  Accounts Payable

     Accounts payable consists of (in thousands):

	May 29, 2004	May 31, 2003
Accounts Payable-Trade	$355,007	$294,328
Other	9,328	17,796

	$364,335	$312,124

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

     In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores existing beyond May 31, 2003. During fiscal 2004, $0.1 million of these costs were paid. The remaining $0.3 million will be paid during fiscal 2005. The Company believes that this reserve is adequate to cover the expected contractual lease payments and other costs related to the closings.

     During fiscal 2004, the Company established a reserve of $1.5 million covering lease obligations of closed stores to be incurred subsequent to closing of these stores. After these stores were closed and the reserve was established, $0.4 million of the costs were paid. Scheduled rent related payments for the costs over the next five years is as follows: fiscal 2005 - $0.5 million; fiscal 2006 - $0.2 million; fiscal 2007 - $0.2 million; fiscal 2008 - $0.2 million; and fiscal 2009 - $0.1 million.

G.  Lines of Credit

     Total committed lines of credit from all banks as of May 29, 2004 and May 31, 2003 amounted to $100 million in committed credit.

     As of May 29, 2004, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.00% at May 29, 2004). Letters of credit, related to inventory purchases, outstanding against these lines were $33.1 million and $26.4 million at May 29, 2004 and May 31, 2003, respectively.

     At May 29, 2004, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004 and $74.9 million during the second quarter of fiscal 2004. For the comparative periods of a year ago, the maximum borrowing was $43.5 million and $74.8 million, respectively. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. During the second quarter of fiscal 2004, the average borrowing under the lines of credit was $53.7 million at an average interest rate of 1.6%. Average borrowing during last year's first quarter was $19.3 million at an average interest rate of 2.3%. During the second quarter of last year, average borrowing was $47.3 million at an average interest rate of 2.3%. During the third and fourth quarters of fiscal 2004 and 2003, there were no borrowings under these lines of credit. Borrowings under the Company's lines of credit were necessary during the first six months of fiscal 2003 and fiscal 2004 primarily because of the purchase of inventory during the periods and capital expenditure requirements.

     Short-term borrowings against these lines of credit bear interest at or below the lending bank's prime rate (4.00% at May 29, 2004).

H.  Long-Term Debt

     Long-term debt consists of (in thousands):

	May 29, 2004	May 31, 2003

Senior Notes, 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010	$36,000	-
Senior Notes, 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013	64,000	-
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	6,400	$ 7,005
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,534	1,733
Capital Lease Obligations	26,651	26,767
Subtotal	134,585	35,505
Less Current Portion	(1,047)	(918)
Long-Term Debt and Obligations Under Capital Leases	$133,538	$34,587

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

     The Industrial Revenue Bonds were issued in connection with the construction of the Company's existing distribution center. The Bonds are secured by a first mortgage on the Company's existing distribution center. Indebtedness, totaling $6.4 million, is secured by land and buildings with a net book value of $16.5 million at May 29, 2004, and payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $6.6 million.

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

     Long-term debt scheduled maturities in each of the next five fiscal years is as follows: 2005-$0.9 million; 2006-$0.9 million; 2007-$8.2 million; 2008-$17.4 million; and 2009-$17.5 million.

     Scheduled maturities of the Company's capital lease obligations in each of the next five fiscal years is as follows: 2005 - $0.2 million; 2006 - $0.3 million; 2007 - $0.3 million; 2008 - $0.3 million; and 2009 - $0.3 million.

     As of May 29, 2004, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At May 29, 2004, $815.4 million of the Company's retained earnings of $842.4 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

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

J.  Lease Commitments

     The Company leases three hundred nine stores, warehousing and distribution facilities and office spaces under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

     The following is a schedule of future minimum lease payments (excluding renewal options) under the operating and capital leases (in thousands):
Fiscal Year	Operating Leases	Capital Leases
2005	$114,583	$2,442
2006	96,378	2,497
2007	86,685	2,497
2008	71,401	2,497
2009	54,162	2,497
Thereafter	162,699	49,181
Total minimum lease payments	$585,908	61,611
Amount representing interest		(34,960)
Present value of minimum lease payments		$26,651

     The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $42.7 million and $5.3 million relating to operating leases and capital leases, respectively, under non-cancelable subleases and other contingent rental agreements.

     Total rental expenses, included in Selling and Administrative Expense on the Consolidated Statement of Operations, under operating leases for the periods ended May 29, 2004, May 31, 2003, and June 1, 2002 were $116.2 million, $110.2 million and $103.4 million, respectively, including contingent rentals of $1.2 million, $2.2 million and $2.5 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $17.7 million, $14.7 million and $14.5 million, which has been included in other income for the periods ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively.

     The Company has irrevocable letters of credit in the amount of $13.9 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.

K.  Employee Retirement Plans

     The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code. Membership in the salary deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the twelve months ended May 29, 2004, May 31, 2003 and June 1, 2002 were $10.6 million, $11.2 million and $8.7 million, respectively.

L.  Income Taxes

     The provision for income taxes is summarized as follows (in thousands):
Period Ended	2004	2003	2002
Current:
Federal	$36,803	$43,240	$36,842
State and other	7,007	8,732	5,271

Subtotal	43,810	51,972	42,113
Deferred	(3,857)	(12,630)	(1,460)

Total	$39,953	$39,342	$40,653

     The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below (in thousands):
Period Ended	2004	2003	2002

Continuing Operations	$42,385	$41,978	$42,987
Discontinued Operations	(2,432)	(2,636)	(2,334)

Total	$39,953	$39,342	$40,653

     A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

Period Ended	2004	2003	2002

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	3.7	4.6	3.0
Other charges	(1.5)	(1.9)	(.2)

Effective tax rate	37.2%	37.7%	37.8%

     Deferred income taxes for 2004, 2003 and 2002 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

     Temporary differences which give rise to deferred tax assets and liabilities at May 29, 2004 and May 31, 2003 are as follows (in thousands):
Period Ended	2004		2003
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Current:
Allowance for doubtful accounts	$ 2,020		$ 1,829
Compensated absences	1,287		1,288
Inventory costs and reserves capitalized for tax purposes	9,171		8,037
Insurance reserves	6,035		4,950
Prepaid items deductible for tax purposes		$1,929		$1,794
Other	3,076		1,740
	$21,589	$1,929	$17,844	$1,794
Non-Current:
Depreciation		$6,794		$7,022
Accounting for rent expense	$ 2,553		$ 2,982
Pre-opening costs	10,751		10,303

	$13,304	$6,794	$13,285	$7,022

     No valuation allowance is deemed necessary.

M.     Supplementary Income Statement Information
Period Ended	2004	2003	2002
	(in thousands)
Repairs and Maintenance	$38,397	$36,354	$32,701

N.     Incentive Plans

     In November, 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 540,000 shares of common stock have been reserved for issuance under the 1993 Plan. This plan expired in August, 1998. In October, 1998, the stockholders of the Company approved a stock incentive plan (the "1998 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 350,000 shares of common stock have been reserved for issuance under the 1998 Plan. In October 2002, the stockholders of the Company approved a stock incentive plan (the "2002 Plan") authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 140,000 shares of common stock have been reserved for issuance under the 2002 Plan. A summary of stock options transactions in fiscal periods 2002, 2003 and 2004 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding June 2, 2001	372,640	$14.18
Options issued	191,800	$15.44
Options (cancelled)	(10,800)	$17.90
Options exercised	(33,900)	$11.53

Options outstanding June 1, 2002	519,740	$14.74
Options issued	-	-
Options cancelled	-	-
Options exercised	(17,000)	$10.60

Options outstanding May 31, 2003	502,740	$14.88
Options issued	-	-
Options cancelled	(14,500)	$20.54
Options exercised	(42,420)	$15.63
Options outstanding May 29, 2004	445,820	$14.63

Options exercisable May 29, 2004	445,820	$14.63

     The following table summarizes information about the stock options outstanding under the Company's option plans as of May 29, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding At 5/29/04	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 5/29/04	Weighted Average Exercise Price
$ 8.85 - $ 9.58	48,120	1.7 yrs	$ 9.27	48,120	$ 9.27
$12.00	70,900	5.8 yrs	$12.00	70,900	$12.00
$15.44	178,800	7.7 yrs	$15.44	178,800	$15.44
$16.28 - $16.84	146,100	4.6 yrs	$16.58	146,100	$16.58
$20.57 - $22.13	1,900	4.3 yrs	$22.13	1,900	$22.13
	445,820			445,820

     The Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock Based Compensation, effective with the 1997 financial statements, but elected to continue to measure compensation expense in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense for stock options has been recognized. If compensation expense had been determined based on the estimated fair value of options granted in fiscal 2002, consistent with the methodology in SFAS No. 123, the pro forma effects on the Company's net income per share would have been as follows (in thousands, except per share amounts):
	2004	2003	2002
Net Income: As reported	$67,565	$64,957	$66,864
Pro forma	$67,565	$64,249	$66,490

Basic Net Income per Share:
As reported	$1.52	$1.46	$1.51
Pro forma	$1.52	$1.44	$1.50

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 (no options were granted during fiscal 2004 or fiscal 2003):
2002

Risk-free interest rate	2.00%
Expected volatility	54.5%
Expected life	8 years
Contractual life	10 years
Expected Dividend Yield	0.1%
Fair value of options granted	$9.07

O.  Interim Financial Information (Unaudited)
          (All amounts in thousands, except per share data)

Fiscal Year Ended May 29, 2004
	13 Weeks Ended
	August 30, 2003	November 29, 2003	February 28, 2004	May 29, 2004
Net sales	$525,473	$786,658	$853,484	$680,823

Gross margin	192,529	299,683	302,638	278,093
Net income (loss) from continuing operations	(15,776)	27,843	37,417	22,194
Net Income (loss)	(17,067)	27,123	35,999	21,510
Net income(loss) per common share from continuing operations -- basic and diluted:
Net Income (loss) -- basic	($0.35)	$ 0.62	$ 0.84	$ 0.50
Net Income (loss) -- diluted	($0.35)	$ 0.62	$ 0.84	$ 0.50

Net income (loss) per common share -- basic and diluted:
Net income (loss) -- basic	($0.38)	$ 0.61	$ 0.81	$ 0.48
Net income (loss) -- diluted	($0.38)	$ 0.61	$ 0.81	$ 0.48

Fiscal Year Ended May 31, 2003

	13 Weeks Ended
	August 31, 2002	November 30, 2002	March 1, 2003	May 31, 2003
Net sales	$499,062	$774,799	$792,452	$602,657

Gross margin	178,665	304,808	282,017	235,154
Net income (loss) from continuing operations	(14,328)	42,804	37,696	3,138
Net Income (loss)	(16,063)	41,581	36,726	2,713
Net income(loss) per common share from continuing operations -- basic and diluted:
Net Income (loss) -- basic	($0.32)	$ 0.96	$ 0.85	$ 0.07
Net Income (loss) -- diluted	($0.32)	$ 0.96	$ 0.85	$ 0.07

Net income (loss) per common share -- basic and diluted:
Net income (loss) -- basic	($0.36)	$ 0.93	$ 0.83	$ 0.06
Net income (loss) -- diluted	($0.36)	$ 0.93	$ 0.82	$ 0.06

     Results of quarterly operations are impacted by the highly seasonal nature of the Company's business and timing of certain holiday selling seasons. Quarterly results may not total year-to-date amounts due to rounding. Income from Continuing Operations before Provision for Income Tax was $33.3 million for the three months ended May 29, 2004 as compared with $4.9 million for the similar period of a year ago. During interim periods, estimates are used to charge inventory shrinkage to cost of sales. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. For fiscal 2004, the adjustment for the change from the estimated shrinkage percentage used during the first three fiscal quarters to the actual shrinkage based on the year-end physical inventory reduced cost of goods sold by approximately $8.0 million. In addition the Company sold two properties in the current year's fourth fiscal quarter for a gain of $3.3 million. Also, the current fiscal year's fourth quarter benefited from tighter expense control which reduced selling and administrative expense by $8.3 million. Finally, the $78.2 million increase in net sales in this year's fourth fiscal quarter compared with the similar period of a year ago contributed to the improved fourth quarter profitability.

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

	May 29, 2004		May 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (including capital lease obligation and current maturities)	$134,585	$132,745	$35,505	$37,090

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

R.  Segment Information

     The Company reports segment information in accordance with SFAS No.131, Disclosure about Segments of an Enterprise and Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):
Period Ended	May 29, 2004 (52 weeks)	May 31, 2003 (52 weeks)	June 1, 2002 (52 weeks)
Apparel	$2,234,094	$2,073,635	$1,944,537
Home Products	612,344	595,335	589,171
	$2,846,438	$2,668,970	$2,533,708

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

___________________________________________________________________

Dividend Policy

     The Board of Directors of the Company declared an annual cash dividend of four cents ($0.04) per share on August 5, 2004, payable on December 15, 2004, to stockholders of record on November 22, 2004. The Company expects the paid dividend to be approximately $1.8 million. A cash dividend of three cents ($0.03) per share for fiscal 2004 was declared on August 14, 2003, and was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business. At May 29, 2004, $815.4 million of the Company's retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.

Market for the Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 2, 2002 to May 29, 2004 and for the two months ended July 31, 2004:
Period	Low Price	High Price
June 2, 2002 to August 31, 2002	17.3500	22.1700

September 1, 2002 to November 30, 2002	16.5500	21.4800

December 1, 2002 to March 1, 2003	15.5000	21.3500

March 2, 2003 to May 31, 2003	15.7000	17.9000

June 1, 2003 to August 30, 2003	17.2200	20.8700

August 31, 2003 to November 29, 2003	18.7000	22.2600

November 30, 2003 to February 28, 2004	18.5500	21.6800

February 29, 2004 to May 29, 2004	17.5200	20.4800

May 30, 2004 to July 31, 2004	17.5000	19.5800

     As of July 31, 2004, there were 228 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
Schedule II - Valuation and Qualifying Accounts
(All amounts in thousands)
	COL.A	COL.B	COL.C	COL.D	COL.E

	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS	BALANCE ACCOUNTS WRITTEN OFF	AT END OF PERIOD

DESCRIPTION

Period Ended 5/29/04

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$4,655	$9,102	$0	$8,649	$5,108

Period Ended 5/31/03

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$3,994	$9,895	$0	$9,234	$4,655

[THIS PAGE INTENTIONALLY LEFT BLANK]

File No. 1-8739

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

EXHIBITS FILED WITH

FORM 10-K

FOR FISCAL YEAR ENDED

May 29, 2004

under

The Securities Exchange Act of 1934

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

(Exact Name of Registrant as specified in its Charter)

INDEX TO EXHIBITS
3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	2/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	3/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	4/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	2/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	2/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	2/

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
(3)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003. File No. 1-8739.
*	Executive Compensation Plan.

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	5/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	1/

21	Subsidiaries of Registrant	Filed Herewith

23

Consent of Deloitte & Touche LLP, independent
  registered public accounting firm, to the use
  of their report on the financial statements of
  the Company for the year ended May 29, 2004
  in the Registration Statements of the Company
  on Form S-8, Registration No. 2-96332,
  No. 33-21569, No. 33-51965, No. 333-41077,
  No. 333-65995,No. 333-78941, No. 333-74244
  and No. 333-105153

Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

____________________
(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
*	Executive Compensation Plan.