Form 10-K/A
period 2004-05-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2004-08-19
CIK 718916

FORM 10-K/A

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

Part III

This Form 10-K/A is being filed to correct a computational error contained in the "Key Performance Measures" section included in Item 7 of Part II ("Management's Discussion and Analysis of Financial Condition and Results of Operations"). The rate of inventory turnover was 2.4 and 2.3 for fiscal 2004 and fiscal 2003, respectively, rather than 4.72 and 4.65 as previously reported.

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

     Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. Inventory turnover improved slightly in fiscal 2004 with a 2.4 rate, compared with a 2.3 rate in fiscal 2003.

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