Form 10-Q
period 2004-08-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2004-10-07
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 28, 2004

or

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

Class	Outstanding at October 1, 2004
--------------------------	---------------------------------
Common stock, par value $1	44,634,189

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(All amounts in thousands)
	August 28,	May 29,
	2004	2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$ 44,418	$ 29,817
Restricted Cash and Cash Equivalents	10,387	9,304
Investments	48,208	168,474
Accounts Receivable, Net	24,565	23,744
Merchandise Inventories	727,764	622,538
Deferred Tax Assets	31,696	19,660
Prepaid and Other Current Assets	18,150	17,131

Total Current Assets	905,188	890,668

Property and Equipment (Net of Accumulated Depreciation)	627,322	619,573
Investments	25	23
Intangible Assets (Net of Accumulated Amortization)	37,365	38,025
Deferred Tax Assets	6,514	6,510
Other Assets	1,134	1,190

Total Assets	$1,577,548	$1,555,989

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 417,981	$ 364,335
Income Taxes Payable	3,006	20,829
Other Current Liabilities	174,175	167,558
Current Maturities of Long Term Debt and Obligations Under Capital Leases	1,078	1,047

Total Current Liabilities	596,240	553,769

Long Term Debt and Obligations Under Capital Leases	133,426	133,538
Other Liabilities	12,416	12,792

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,812	49,809
Capital in Excess of Par Value	23,052	23,016
Retained Earnings	821,915	842,384
Accumulated Other Comprehensive Income	3	2
Note Receivable from Stock Options Exercised	(58)	(63)
Treasury Stock at Cost	(59,258)	(59,258)

Total Stockholders' Equity	835,466	855,890

Total Liabilities and Stockholders' Equity	$1,577,548	$1,555,989

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)
	Three Months Ended
	August 28,	August 30,
	2004	2003
REVENUES:

Net Sales	$ 576,851	$ 525,473
Other Income	7,152	6,048

	584,003	531,521
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	374,067	332,944
Selling and Administrative Expenses	217,817	204,807
Depreciation Expense	20,996	18,725
Interest Expense	1,803	781

	614,683	557,257

Loss from Continuing Operations Before Income Tax Benefit	(30,680)	(25,736)
Income Tax Benefit	(11,996)	(9,961)

Net Loss from Continuing Operations	(18,684)	(15,775)
Net Loss from Discontinued Operations, Net of Tax Benefit	-	(1,292)
Net Loss	(18,684)	(17,067)
Net Unrealized Gain on Non-Current Marketable Securities, Net of Tax	1	2
Total Comprehensive Loss	($18,683)	($17,065)

Basic and Diluted Earnings Per Share:
Basic and Diluted Net Loss Per Share from Continuing Operations	($0.42)	($0.35)
Basic and Diluted Net Loss Per Share from Discontinued Operations	-	(0.03)
Basic and Diluted Net Loss Per Share	($0.42)	($0.38)
Basic and Diluted Weighted Average Shares Outstanding	44,635,847	44,547,425
Dividends Per Share	$ 0.04	$ 0.03

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)
	Three Months Ended
	August 28,	August 30,
	2004	2003

OPERATING ACTIVITIES
Net Loss	($18,684)	($17,067)
Net Loss from Discontinued Operations, Net of Tax	-	1,292
Net Loss from Continuing Operations	(18,684)	(15,775)
Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Provided (Used) by Operating Activities:
Depreciation	20,996	18,725
Provision for Losses on Accounts Receivable	1,611	1,820
Provision for Deferred Income Taxes	(12,040)	(10,943)
Loss/(Gain) on Disposition of Fixed Assets and Leasehold Purchases	374	658
Proceeds on Sale of Trading Investments	122,592	15,266
Acquisition of Trading Securities	(2,206)	-
Gain on Sale of Trading Securities	(25)	-
Unrealized Gain on Trading Securities	(95)	-
Non-Cash Rent Expense and Other	308	1,437
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,401)	(3,763)
Merchandise Inventories	(105,226)	(86,811)
Prepaids and Other Current Assets	(1,019)	(2,923)
Accounts Payable	53,646	86,722
Accrued and Other Current Liabilities	(12,991)	(17,078)

Net Cash Provided (Used) by Continuing Operations	44,840	(12,665)
Net Cash (Used) by Discontinued Operations	-	(1,153)

Net Cash Provided (Used) by Operating Activities	44,840	(13,818)

INVESTING ACTIVITIES
Acquisition of Property and Equipment-Continuing Operations	(29,119)	(42,813)
Proceeds from Sale of Fixed Assets and Leaseholds	-	1,302
Receipts Against Long Term Notes Receivable	26	24
Minority Interest	(21)	26

Net Cash Used in Investing Activities from Continuing Operations	(29,114)	(41,461)
Net Cash Used in Investing Activities from Discontinued Operations	(-)	(21)

Net Cash Used in Investing Activities	(29,114)	(41,482)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(81)	(78)
Net Borrowings on Line of Credit	-	53,414
Issuance of Common Stock Upon Exercise of Stock Options	39	31

Net Cash (Used) Provided by Financing Activities from Continuing Operations	(42)	53,367

Increase (Decrease) in Cash and Cash Equivalents	15,684	(1,933)
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	39,121	36,730

Cash and Cash Equivalents and restricted Cash at End of Period	$ 54,805	$ 34,797

Interest Paid:	$ 2,819	$ 677
Income Taxes Paid:	$ 17,867	$ 11,974

Capital Lease Obligation	-	$ 13,366

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003 (UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries on which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except three. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. The Company maintains a fifty percent interest in a third investment in which it maintains managerial and financial control. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 29, 2004 has been derived from the audited financial statements at that date. Because the Company's business is seasonal in nature, the operating results for the three months ended August 28, 2004 and the corresponding period ended August 30, 2003 are not necessarily indicative of results for the fiscal year.

2.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 12, 2004, along with any amendments thereto.

3.   Restricted cash consists of $0.4 million of compensating cash balances at two of the Company's banks, $7.4 million pledged as collateral for certain insurance contracts and $2.6 million contractually restricted and related to the acquisition and maintenance of a building related to a store operated by the Company.

4.   Merchandise inventories as of August 28, 2004 and May 29, 2004 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "cost of sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "selling and administrative expenses" and "depreciation expense" in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in selling and administrative expenses amounted to $10.6 million and $9.7 million for the three months ended August 28, 2004 and August 30, 2003, respectively. Depreciation related to the warehousing and purchasing functions amounted to $2.2 million and $1.9 million for the three months ended August 28, 2004 and August 30, 2003, respectively. Also included in selling and administrative expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

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

August 28, 2004
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$48,303	($95)	$48,208

Available-for-Sale Investments (Long Term):
Equity Investments	$22	$ 3	$25

May 29, 2004
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$163,863	$(392)	$163,471
Short Term Bond Fund	5,080	(77)	5,003
	$168,943	($469)	$168,474

Available-for-Sale Investments (Long Term):
Equity Investments	$22	$1	$23

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

7.   As of August 29, 2004, the Company had a current deferred tax asset of $31.7 million and a non-current deferred tax asset of $6.5 million. As of May 29, 2004, the Company had a current deferred tax asset of $19.7 million and a non-current deferred tax asset of $6.5 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate.

Valuation allowances were not required. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, certain inventory related costs not currently deductible for tax purposes and tax loss carryforwards. Non-current deferred tax assets primarily reflected the excess of store opening costs over book and tax depreciation differences.

8.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, which approximates the leasehold's useful life. Amortization of intangibles is included in selling and administrative expenses in the Company's Condensed Consolidated Statement of Operations. Intangible assets as of August 28, 2004 and May 29, 2004 are as follows (in thousands):

	August 28, 2004			May 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,920	$23,255	$36,665	$59,920	$22,620	$37,300
Other	1,042	342	700	1,042	317	725
	$60,962	$23,597	$37,365	$60,962	$22,937	$38,025

Amortization expense amounted to $0.7 million and $1.9 million for the three months ended August 28, 2004 and August 30, 2003, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2006 - $4.3 million; fiscal 2007 - $3.2 million; fiscal 2008 - $1.8 million; fiscal 2009 - $1.5 million; fiscal 2010 - $1.5 million. Amortization for the remainder of fiscal 2005 is expected to be approximately $4.1 million.

9.   Other assets consist primarily of notes receivable.

10.  Other current liabilities primarily consists of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable, dividend accrual and other miscellaneous items.

11.  In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Scheduled rent and rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. During the three months ended August 28, 2004, $0.1 million of payments were applied against this reserve. In November 2003, additions to the Company's reserve for lease related obligations of closed stores amounted to $1.5 million. Payments applied against this reserve during the first quarter of fiscal 2005 amounted to $0.1 million. At August 28, 2004, the reserve amounted to $1.3 million. The Company believes this reserve is adequate to cover the expected contractual lease and other expenses related to these closings.

12.  Long-term debt consists of (in thousands):

	August 28, 2004	May 29, 2004

Senior Notes, 4.06% due in annual payments of various amounts from September 20, 2006 to September 30, 2010	$36,000	$36,000
Senior Notes, 4.67% due in annual payments of various amounts from September 20, 2007 to September 30, 2013	64,000	64,000
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	6,400	6,400
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,483	1,534
Capital Lease Obligations	26,621	26,651
Subtotal	134,504	134,585
Less Current Portion	(1,078)	(1,047)
Long-Term Debt and Obligations Under Capital Leases	$133,426	$133,538

13.  On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The Company has recognized a dividend accrual of $1.8 million at August 28, 2004.

14.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the three months ended August 28, 2004 and the three months ended August 30, 2003, comprehensive income consisted of net loss and net unrealized gains on available-for-sale investments.

15.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):

	Three Months Ended
	August 28,	August 30,
	2004	2003
Apparel	$435,385	$391,891
Home Products	141,466	133,582
	$576,851	$525,473

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

16.  The Company records the net of leased department revenues and related costs to other income. Leased department income, included in other income, amounted to $2.0 million for each of the three month periods ended August 28, 2004 and August 30, 2003.

17.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Net loss was reduced by $0.1 million and $0.6 million for the three month periods ended August 28, 2004 and August 30, 2003, respectively. Rebates and allowances that were reimbursements of specific expenses, which were recogized as a reduction of selling and administrative expenses, amounted to $0.2 million and $0.3 million for the three months ended August 28, 2004 and August 30, 2003, respectively.

18.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $0.6 million and $1.4 million relating to these costs during the three months ended August 28, 2004 and August 30, 2003, respectively.

19.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did not issue stock options during fiscal 2004 or the first three months of fiscal 2005. There was no compensation expense related to issuance of stock options during the three months ended August 28, 2004 or the three months ended August 30, 2003, and therefore there would have been no effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123.

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

21.  The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed are included in the Company's calculation of discontinued operations. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the eight stores closed during fiscal 2004. There were no stores closed during the three months ended August 28, 2004.

	Three Months Ended (All amounts in thousands)
	August 28, 2004	August 30, 2003
Revenues	-	$4,169
Gross Margin	-	536
Selling and Administrative Expenses	-	2,303
Depreciation	-	112
Loss from Discontinued Operations Before Income Tax Benefit	-	(2,106)
Loss from Discontinued Operations, Net of Tax	-	($1,292)

22.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month periods ended August 28, 2004 and August 30, 2003 were $10.8 million and $11.2 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were less than $0.1 million for each of the three months ended August 28, 2004 and August 30, 2003, respectively.

23.  Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net loss per share are as follows (unaudited)(in thousands):

	Three Months Ended August 28, 2004			Three Months Ended August 30, 2003
	Net Loss	Shares	Per Share	Net Loss	Shares	Per Share
Basic Loss Per Share:
Net Loss from Continuing Operations	($18,684)	44,636	($0.42)	($15,775)	44,547	($0.35)
Effect of Dilutive Stock Options	-	-	-	-	-	-
Diluted Loss Per Share:
Diluted Net Loss from Continuing Operations	($18,684)	44,636	($0.42)	($15,775)	44,547	($0.35)

SFAS No. 128, Earnings Per Share, requires that no potential common shares be included in the computation of any diluted per-share amount when a loss from continuing operations exists. As a result, options to purchase 442,320 shares of common stock, which were outstanding during the first quarter of fiscal 2005, were not included in the computation of weighted average shares outstanding.

24.  The Company holds no derivative financial instruments which could expose the Company to significant market risk.

25.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company has a policy of making investments in debt securities with short-term ratings of A-1 (or equivalent) or long-term ratings of A and A-2 (or equivalent). The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

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

28.  There have been no material changes from the disclosures made regarding commitments and contingencies in the Company's Annual Report on Form 10-K for the year ended May 29, 2004 filed with the Securities and Exchange Commission on August 12, 2004, along with any amendments thereto.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations.

     Burlington Coat Factory's management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 12, 2004, along with any amendments thereto. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled "Safe Harbor Statement."

Overview

     Burlington Coat Factory experienced an increase in sales in the first quarter of fiscal 2005. Net sales from continuing operations for the first quarter of fiscal 2005 ended August 28, 2004 were $576.9 million compared with $525.5 million for the comparative period ended August 30, 2003, a 9.8% increase. These results reflect a 2.9% comparative store sales increase over the comparative period in the prior year. Comparative store sales increased 1.6% in June, increased 4.0% in July and increased 3.5% in August compared with the same periods last year. Gross margins decreased during the three months ended August 28, 2004 compared with the three months ended August 30, 2003 due to higher markdowns taken during the three months ended August 28, 2004.

     During the first quarter of fiscal 2005, the Company opened one Burlington Coat Factory store and relocated two Burlington Coat Factory stores to new locations within their existing trading markets. The Company plans to open an additional eight Burlington Coat Factory stores, three MJM Designer Shoes stores and two Super Baby Depot stores during fiscal 2005. Four relocations and seven remodels of existing Burlington Coat Factory stores are planned for the remainder of fiscal 2005. In addition, two locations which were previously operated as Decelle stores are expected to be converted and reopened as Cohoes Fashions stores.*

Key Performance Measures

     Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net operating margin and liquidity.

     Comparative store sales is a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company experienced an increase in comparative store sales of 2.9% in the first quarter of fiscal 2005 compared the first quarter of fiscal 2004.

     Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. Inventory turnover improved slightly in the first quarter of fiscal 2005 with a 2.0 rate, compared with a 1.9 rate in the first quarter of fiscal 2004. Inventory turnover for the first quarter of fiscal 2005 is below the Company's turnover rate for the prior fiscal year. This is due to higher inventory levels during the first fiscal quarter as the Company builds inventory for the Fall selling season.

     Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At August 28, 2004, inventory was $727.8 million versus $669.9 million at August 30, 2003. This increase in inventory is due to the increase in the number of stores operating in the first quarter of fiscal 2005 compared with the first quarter of fiscal 2004.

     Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the three months ended August 28, 2004, the Company experienced a decrease in gross margin to 35.1%, from 36.6% for the three months ended August 30, 2003. This decrease is due primarily to increases in markdowns and decreases in initial markons in the current year's three month period compared with the similar period of a year ago.

     Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other income) and the combination of the cost of goods and operating expenses (selling and administrative expenses and depreciation). Historically, the Company's first fiscal quarter is a loss quarter. The negative margin for the three months ended August 28, 2004 and the three months ended August 30, 2003 was $28.9 million and $25.0 million, respectively.

* Forward Looking Statement. See Safe Harbor Statement on Page 14.

     Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced an increase in cash flow from the sale of short term investments. In addition, the Company experienced a decrease in cash outflow from investing activities during the current year's first quarter compared with last year's first quarter. This was primarily due to a decrease in the acquisition of property and equipment of $13.7 million. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets minus current liabilities. Working capital at August 28, 2004 was $308.9 million compared with $164.1 million at August 30, 2003. This increase in working capital resulted in part from the Company's sale of $100 million of senior notes in September 2003.

Critical Accounting Policies and Estimates

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, vendor promotional allowances, reserves for closed store and contingencies and litigation. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements, although the list is not exhaustive:

Inventory. The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory count is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

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

Results of Operations

     The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three month periods ended August 28, 2004 and August 30, 2003.

	Percentage of Net Sales
	Three Months Ended (unaudited)
	August 28,	August 30,
	2004	2003

Net sales	100.0%	100.0%

Costs and expenses: Cost of sales	64.9	63.4

Selling & adminis- trative expenses	37.8	39.0

Depreciation	3.6	3.6

Interest expense	0.3	0.1

	106.6	106.1

Other income	1.3	1.2

Loss before income taxes	(5.3)	(4.9)

Income tax benefit	(2.1)	1.9

Net loss	(3.2%)	(3.0%)

Three Months Ended August 28, 2004 and August 30, 2003

Sales

     Consolidated net sales increased $51.4 million (9.8%) for the three months ended August 28, 2004 compared with the similar period of a year ago. Comparative stores sales increased 2.9% for the first quarter of fiscal 2005.

     Beginning in fiscal 2004, the Company changed its method of calculating comparative store sales in order to mitigate the effect of store grand openings and store expansions. The Company now defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the three months ended August 28, 2004 with the results of operations for the three months ended August 30, 2003. Previously: (i) the Company defined comparative store sales as sales of those stores beginning their three hundred and sixty-fifth day of operation; (ii) comparative store sales did not include sales discounts; (iii) comparative store sales included sales of all expanded stores; (iv) relocated stores were treated as new stores for comparative store sales purposes.

     One new and two relocated Burlington Coat Factory department stores opened during the first quarter of fiscal 2005 contributed $2.0 million to net sales for the first quarter of fiscal 2005. Stores opened during fiscal 2004 contributed $31.1 million to this year's net sales in their non-comparative periods.

    The Cohoes stores contributed $7.9 million to consolidated sales for the three months ended August 28, 2004 compared with $7.8 million for the three months ended August 30, 2003.

     The MJM Designer Shoes stores contributed $6.8 million to sales for the three months ended August 28, 2004 compared with $5.7 million a year ago. As of August 28, 2004, eleven MJM Designer Shoes stores were operating.

     Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores and intends to convert two stores to Cohoes Fashions stores. Sales in fiscal 2004 for the Decelle stores were $3.2 million.

Other Income

     Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $7.2 million for the three months ended August 28, 2004 compared with $6.0 million for the similar period of a year ago. This increase is primarily related to increases in rental income and miscellaneous income items. Rental income increases were primarily related to sublicensee rental income from new stores and from two shopping centers controlled by the Company.

Cost of Sales

     Cost of sales increased $41.1 million (12.4%) for the three months ended August 28, 2004 compared with the three months ended August 30, 2003. The dollar increase in cost of sales was due to the increase in net sales during the three months ended August 28, 2004 compared with the three months ended August 30, 2003 and to increased markdown costs in the three months ended August 28, 2004. Cost of sales as a percentage of net sales increased from 63.4% in the fiscal 2004 period to 64.9% in the fiscal 2005 period. The increase in cost of sales, as a percentage of sales, for the fiscal 2005 period compared with the fiscal 2004 period was primarily the result of increases in markdown related expenses and slightly lower initial margins. These increases were partially offset by a decrease in the Company's provision for inventory shrinkage for this year's three month period compared with the similar period of a year ago. The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the selling and administrative expenses and depreciation expense line items in the Condensed Consolidated Statements of Operations. The Company includes in its cost of sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expense

     Selling and administrative expenses, including amortization of leasehold purchases, increased $13.0 million (6.4%) from the fiscal 2004 three month period to the fiscal 2005 three month period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004. As a percentage of net sales, selling and administrative expenses were 37.8% for the three months ended August 28, 2004 compared with 39.0% for the three months ended August 30, 2003. As a percentage of net sales, payroll related costs declined 0.7% for fiscal 2005 compared with fiscal 2004 as a result of the Company's budgetary controls over payroll expenditures. In addition, as a percentage of sales, occupancy costs declined 0.7% for the current fiscal period as compared with the similar period of a year ago. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods of which $0.2 million was paid during the first quarter of fiscal 2005.

Depreciation Expense

     Depreciation expense amounted to $21.0 million in the three months ended August 28, 2004 compared with $18.7 million in the three months ended August 30, 2003. This increase of $2.3 million is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

     Interest expense increased $1.0 million for the three months ended August 28, 2004 compared with the similar period of a year ago. The increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003.

Income Tax

     Income tax benefit was $12.0 million for the three months ended August 28, 2004 and $10.0 million for the similar fiscal period a year ago. The effective tax rate for the first quarter of fiscal 2004 was 38.7% compared with 39.1% in the first quarter of fiscal 2005. The increase in the effective tax rate is primarily the result an increase in the Company's expected effective state income tax rate.

Net Loss from Continuing Operations

     Net loss from continuing operations amounted to $18.7 million for the three months ended August 28, 2004 compared with $15.8 million for the comparative period of a year ago. Basic and diluted net loss per share from continuing operations was $0.42 per share for the first quarter of fiscal 2005 compared with basic and diluted net loss per share from continuing operations of $0.35 per share for the similar period of fiscal 2004.

Discontinued Operations

     During fiscal 2004, the Company discontinued the operations of eight stores. During the three months ended August 30, 2003, net sales and gross margin for these stores amounted to $4.2 million and $0.5 million, respectively, during the period. Net loss from discontinued operations amounted to $1.3 million during the first quarter of fiscal 2004. Loss per share from discontinued operations for the three months ended August 30, 2003 was $0.03 per share. There were no discontinued operations recorded during the first three months of fiscal 2005.

Net Loss

     Net loss increased $1.6 million to $18.7 million for the fiscal 2005 period from $17.1 million for the comparative 2004 period. Basic and diluted net loss per share was $0.42 per share for the fiscal 2005 period compared with $0.38 per share for the comparative 2004 period.

Liquidity and Capital Resources

Overview

     The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

     During the first quarter of fiscal 2005, the Company opened one Burlington Coat Factory Warehouse department store and relocated two Burlington Coat Factory Warehouse department stores to new locations within their trading areas. The Company estimates spending approximately $118.1 million in capital expenditures during fiscal 2005 including $102.1 million for store expenditures, $2.6 million for upgrades of warehouse facilities and $13.4 million for computer and other equipment expenditures. For the first three months of fiscal 2005, capital expenditures amounted to approximately $29.1 million.

     The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions. Additionally, the Company may consider strategic acquisitions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.*

Stock Repurchases

     From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2004 and the first quarter of fiscal 2005, the Company did not repurchase any shares of its stock. During fiscal 2004, the Company reissued 46,402 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of August 28, 2004, the Company had authority to purchase an additional $3.6 million of its stock.

Working Capital

     Working capital decreased to $308.9 million at August 28, 2004 from $336.9 million at May 29, 2004. This decrease is due primarily to the Company's purchase of property and equipment for new stores.

Net Cash from Operating Activities

     Net cash provided by continuing operations activities of $44.8 million for the first quarter of fiscal 2005 increased by $57.5 million from $12.7 million in net cash used by operating activities for the similar period of fiscal 2004. This increase in net cash from operations was due primarily to the sale of the Company's short term investments during the current fiscal year's first quarter. The Company had short term investments of $168.5 million at May 29, 2004, primarily resulting from the Company's sale of $100 million of senior notes in September 2003.

* Forward Looking Statement. See Safe Harbor Statement on Page 14.

Dividends

     On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents (0.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The Company has recognized a dividend accrual of $1.8 million at August 28, 2004.

Long-Term Borrowings and Capital Lease Obligations

     The Company's long-term borrowings at August 28, 2004 consisted of $100 million of Senior Notes issued to institutional investors in a private placement, an industrial development refunding bond of $6.4 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.5 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.6 million.

Refunding Bonds. The Refunding Bonds consist of term bonds. The term bonds consist of two portions, $1.4 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.0% and 3.4 years, respectively. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $6.6 million.

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

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At August 28, 2004, capital lease obligations amounted to $26.6 million. During the first fiscal quarter of 2005, $0.6 million of lease payments were applied to interest and less than $0.1 million were applied against capital lease obligations.

Lines of Credit

     As of August 28, 2004 and August 30, 2003, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.50% at August 28, 2004). The Company had letter of credit commitments outstanding against the committed line of credit of $35.5 million at August 28, 2004 and $31.6 million at August 30, 2003. For the three months ended August 28, 2004, the Company had no borrowing under these lines of credit. At August 30, 2003, the Company had borrowing under these lines of credit of $53.4 million. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. Borrowings under the Company's lines of credit were necessary during the prior year's first three months primarily because of the purchase of inventory during the period and capital expenditure requirements.

Letters of Credit

     The Company also had letter of credit agreements with a bank in the amount of $2.2 million and $3.5 million guaranteeing performance under various leases, insurance contracts and utility agreements at August 28, 2004 and August 30, 2003, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

     As of August 28, 2004, the Company had no material off balance sheet arrangements. Our contractual obligations and commitments, which consist of debt, capital and operating leases, open purchase orders, outstanding letters of credit and other miscellaneous commitments, have not changed materially from the amounts disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

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

* Forward Looking Statement. See Safe Harbor Statement this page.

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

     The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At August 28, 2004, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at August 28, 2004:

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at August 28, 2004 (unaudited) (dollar amounts in thousands):

	Fixed Rate Debt	Average Interest Rate

2005	$ 966	5.2%
2006	1,190	5.3%
2007	8,488	4.3%
2008	17,740	4.5%
2009	17,861	4.5%
2010	18,056	4.6%
Thereafter	70,203	6.0%
Total	$134,504
Fair Value at August 28, 2004	$130,630

Item 4.   Controls and Procedures.

     The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     The Company did not repurchase any shares of its stock during the three months ended August 28, 2004. As of August 28, 2004, the Company had authority to purchase an additional $3.6 million of its stock.

     The following table summarizes the Company's common stock repurchase activity for the three months ended August 28, 2004 and the approximate value of shares of common stock that may yet be repurchased.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet be Purchased Under Publicly Announced Program

May 30, 2004 to June 30, 2004	-0-	N/A	-0-	$0

July 1, 2004 to July 31, 2004	-0-	N/A	-0-	$0

August 1, 2004 to August 28, 2004	-0-	N/A	-0-	$0

Total	-0-	N/A	-0-

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. The Company filed three reports on Form 8-K during the period ended August 28, 2004. The first was filed June 8, 2004 and reported under Item 12 that the Company issued a press release reporting its sales for its fourth fiscal quarter and year ended May 29, 2004. The second was filed on August 6, 2004 and reported under Item 12 that the Company issued a press release reporting its sales and net income for its fourth fiscal quarter and year ended May 29, 2004 and announcing the declaration of a cash dividend. The third was an amended Form 8-K filed on August 12, 2004 to correct a computational error contained in the press release attached to the Form 8-K filed on August 6, 2004. The report on Form 8-K filed on June 8, 2004 did not contain any financial statements. The reports on Form 8-K filed on August 6, 2004 and August 12, 2004 contained Consolidated Statements of Income (Unaudited) for the three months and year ended May 29, 2004 and May 31, 2003.

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

Date: October 7, 2004