Form 10-K/A
period 2004-05-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2004-10-26
CIK 718916

FORM 10-K/A
AMENDMENT NO. 2

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

Part III

This Form 10-K/A is being filed to make corrections to Item 9A of Part II and to Exhibits 31.1, 31.2, 32.1 and 32.2.

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

     None.

Item 9A. Controls and Procedures.

     The Company's principal executive officer, Monroe G. Milstein, and the Company's principal financial officer, Robert LaPenta, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of May 29, 2004. Based on their review, these officers have concluded that such disclosure controls and procedures were effective in ensuring the proper and timely recording, processing and summarizing of information required for the preparation of this annual report on Form 10-K. Since the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(Registrant)
By:	/s/ Monroe G. Milstein Monroe G. Milstein, President
Dated:	October 25, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ Monroe G. Milstein Monroe G. Milstein	Chief Executive Officer and President (Principal Executive Officer); Director	October 25, 2004

/s/ Robert L. LaPenta Robert L. LaPenta, Jr.	Vice President-Chief Accounting Officer (Principal Financial and Accounting Officer)	October 25, 2004

/s/ Roman Ferber Roman Ferber	Director	October 25, 2004

/s/ Harvey Morgan Harvey Morgan	Director	October 25, 2004

/s/ Andrew R. Milstein Andrew R. Milstein	Director	October 25, 2004

/s/ Stephen E. Milstein Stephen E. Milstein	Director	October 25, 2004

/s/ Mark A. Nesci Mark A. Nesci	Director	October 25, 2004

/s/ Irving Drillings Irving Drillings	Director	October 25, 2004

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