Form 10-Q
period 2004-11-27
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2005-01-06
CIK 718916

FORM 10-Q

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 27, 2004

or

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

Class	Outstanding at December 27, 2004
--------------------------	---------------------------------
Common stock, par value $1	44,648,289

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X
Part I - Financial Information:	Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - November 27, 2004 and May 29, 2004 (unaudited)	3

Condensed Consolidated Statements of Operations - Six and Three Months Ended November 27, 2004 and November 29, 2003 (unaudited)	4

Condensed Consolidated Statements of Cash Flows - Six and Three Months Ended November 27, 2004 and November 29, 2003 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 - 13

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition	14 - 26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

Part II - Other Information:

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	29

Item 4 Submission of Matters to a Vote of Security Holders	29-30

Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURES	31

*****************

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

(All amounts in thousands)

	November 27,	May 29,
	2004	2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 32,657	$ 29,817
Restricted Cash and Cash Equivalents	10,380	9,304
Investments	161,524	168,474
Accounts Receivable, Net	40,062	23,744
Merchandise Inventories	880,039	622,538
Deferred Tax Assets	19,740	19,660
Prepaid and Other Current Assets	16,890	17,131

Total Current Assets	1,161,292	890,668

Property and Equipment (Net of Accumulated Depreciation)	631,249	619,573
Investments	25	23
Intangible Assets (Net of Accumulated Amortization)	35,854	38,025
Deferred Tax Assets	6,519	6,510
Other Assets	1,131	1,190

Total Assets	$1,836,070	$1,555,989

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 607,771	$ 364,335
Income Taxes Payable	12,410	20,829
Other Current Liabilities	193,177	167,558
Current Maturities of Long Term Debt and Obligations Under Capital Leases	1,180	1,047

Total Current Liabilities	814,538	553,769

Long Term Debt and Obligations Under Capital Leases	132,578	133,538
Other Liabilities	11,573	12,792

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,826	49,809
Capital in Excess of Par Value	23,211	23,016
Retained Earnings	863,654	842,384
Accumulated Other Comprehensive Income	3	2
Note Receivable from Stock Options Exercised	(58)	(63)
Treasury Stock at Cost	(59,255)	(59,258)

Total Stockholders' Equity	877,381	855,890

Total Liabilities and Stockholders' Equity	$1,836,070	$1,555,989

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)

	Six Months Ended		Three Months Ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003
REVENUES:

Net Sales	$1,452,559	$1,312,132	$ 875,708	$ 786,659
Other Income	20,276	13,454	13,124	7,406

	1,472,835	1,325,586	888,832	794,065
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation)	916,710	819,919	542,643	486,975
Selling and Administrative Expenses	471,224	444,899	253,407	240,092
Depreciation	43,472	38,613	22,476	19,888
Interest Expense	3,572	2,467	1,769	1,686

	1,434,978	1,305,898	820,295	748,641

Income From Continuing Operations Before Provision for Income Taxes	37,857	19,688	68,537	45,424
Provision for Income Taxes	14,802	7,620	26,798	17,581

Net Income from Continuing Operations	23,055	12,068	41,739	27,843
Net Loss from Discontinued Operations, Net of Tax Benefit	-	(2,012)	-	(720)
Net Income	23,055	10,056	41,739	27,123

Net Unrealized Gain (Loss) on Non-Marketable Securities, Net of Tax	1	-	-	(2)

Total Comprehensive Income	$ 23,056	$ 10,056	$ 41,739	$ 27,121

Basic and Diluted Earnings Per Share:

Basic and Diluted Net Income Per Share from Continuing Operations	$ 0.52	$ 0.27	$ 0.93	$ 0.62
Basic and Diluted Net Loss Per Share from Discontinued Operations	-	(0.04)	-	(0.01)
Basic and Diluted Net Income Per Share	$ 0.52	$ 0.23	$ 0.93	$ 0.61

Basic Weighted Average Shares Outstanding	44,640,819	44,555,166	44,645,790	44,562,907

Diluted Weighted Average Shares Outstanding	44,731,072	44,644,431	44,752,652	44,662,796

Dividends Per Share	$ 0.04	$ 0.03	$ -	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)

	Six Months Ended
	November 27,	November 29,
	2004	2003

OPERATING ACTIVITIES
Net Income	$23,055	$10,056
Net Loss from Discontinued Operations, Net of Tax	-	2,012
Net Income from Continuing Operations	23,055	12,068
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation	43,472	38,613
Provision for Losses on Accounts Receivable	3,777	4,786
Provision for Deferred Income Taxes	(89)	(335)
Loss on Disposition of Fixed Assets and Leasehold Purchases	662	1,336
Proceeds from Sale of Trading Securities	294,513	15,266
Acquisition of Trading Securities	(287,317)	(8,953)
Gain on Sale of Trading Securities	(289)	-
Unrealized Loss on Trading Securities	43	-
Non-Cash Rent Expense and Other	1,098	3,461
Changes in Operating Assets and Liabilities:
Accounts Receivable	(20,125)	(18,514)
Merchandise Inventories	(257,501)	(207,762)
Prepaids and Other Current Assets	241	(243)
Accounts Payable	243,436	230,268
Other Current Liabilities and Income Taxes Payable	15,415	(1,663)

Net Cash Provided by Continuing Operations	60,391	68,328
Net Cash Used by Discontinued Operations	-	(1,711)

Net Cash Provided by Operating Activities	60,391	66,617

INVESTING ACTIVITIES
Acquisition of Property and Equipment-Continuing Operations	(55,812)	(69,882)
Proceeds from Sale of Fixed Assets and Leaseholds	2	1,303
Receipts Against Long Term Notes Receivable	35	24
Minority Interest	(88)	108

Net Cash Used in Investing Activities from Continuing Operations	(55,863)	(68,447)
Net Cash Used in Investing Activities from Discontinued Operations	-	(214)
Net Cash Used in Investing Activities	(55,863)	(68,661)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt	-	100,000
Principal Payments on Long Term Debt	(827)	(762)
Issuance of Common Stock Upon Exercise of Stock Options	212	519
Treasury Stock Transactions	3	-

Net Cash (Used) Provided by Financing Activities from Continuing Operations	(612)	99,757

Increase (Decrease) in Cash and Cash Equivalents	3,916	97,713
Cash and Cash Equivalents and Restricted Cash at Beginning of Period	39,121	36,730

Cash and Cash Equivalents and Restricted Cash at End of Period	$ 43,037	$134,443

Interest Paid:	$ 5,803	$ 1,536
Income Taxes Paid:	$ 23,310	$ 11,974

Capital Lease Obligation	-	$ 14,672

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTHS ENDED NOVEMBER 27, 2004 AND
NOVEMBER 29, 2003 (UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries on which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except three. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. The Company maintains a fifty percent interest in a third investment in which it maintains managerial and financial control. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 29, 2004 has been derived from the audited financial statements at that date. Because the Company's business is seasonal in nature, the operating results for the six and three months ended November 27, 2004 and the corresponding periods ended November 29, 2003 are not necessarily indicative of results for the fiscal year.

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

4.   Merchandise inventories as of November 27, 2004 and May 29, 2004 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "cost of sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "selling and administrative expenses" and "depreciation expense" in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in selling and administrative expenses amounted to $22.5 million and $11.9 million for the six and three months ended November 27, 2004, respectively, and $21.7 million and $12.0 million for the similar periods of fiscal 2004. Depreciation related to the warehousing and purchasing functions amounted to $4.4 million and $2.2 million for the six and three months ended November 27, 2004 and $4.1 million and $2.2 million for the similar periods of fiscal 2004. Also included in selling and administrative expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

5.   The Company classifies its investments in debt securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as trading securities and are carried at fair market value, with unrealized gains and losses included in net income. The Company's investments not classified as held-to-maturity or trading securities are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At the balance sheet dates presented, investments consisted of (in thousands):

November 27, 2004
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$161,673	($149)	$161,524

Available-for-Sale Investments (Long Term):
Equity Investments	$22	$ 3	$25

May 29, 2004
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$163,863	($392)	$163,471
Short Term Bond Fund	5,080	(77)	5,003
	$168,943	($469)	$168,474

Available-for-Sale Investments (Long Term):
Equity Investments	$22	$1	$23

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

7.   As of November 27, 2004, the Company had a current deferred tax asset of $19.7 million and a non-current deferred tax asset of $6.5 million. As of May 29, 2004, the Company had a current deferred tax asset of $19.7 million and a non-current deferred tax asset of $6.5 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate.

Valuation allowances were not required. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables and certain inventory related costs not currently deductible for tax purposes. Non-current deferred tax assets primarily reflected the excess of store opening costs over book and tax depreciation differences.

8.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, which approximates the leasehold's useful life. Amortization of intangibles is included in selling and administrative expenses in the Company's Condensed Consolidated Statement of Operations. Intangible assets as of November 27, 2004 and May 29, 2004 are as follows (in thousands):

	November 27, 2004			May 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,920	$24,742	$35,178	$59,920	$22,620	$37,300
Other	1,042	366	676	1,042	317	725
	$60,962	$25,108	$35,854	$60,962	$22,937	$38,025

Amortization expense amounted to $2.2 million and $1.5 million for the six and three months ended November 27, 2004, respectively, compared with $3.9 million and $2.0 million for the six and three months ended November 29, 2003, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2006 - $4.3 million; fiscal 2007 - $3.2 million; fiscal 2008 - $1.8 million; fiscal 2009 - $1.5 million; fiscal 2010 - $1.4 million. Amortization for the remainder of fiscal 2005 is expected to be approximately $2.5 million.

9.   Other assets consist primarily of notes receivable.

10.  Other current liabilities primarily consists of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable, dividend accrual and other miscellaneous items.

11.  In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Scheduled rent and rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. During the six months ended November 27, 2004, $0.1 million of payments were applied against this reserve. The remaining $0.1 million will be paid during the remainder of fiscal 2005.

In November 2003, additions to the Company's reserve for lease related obligations of closed stores amounted to $1.5 million. Payments applied against this reserve during the six months ended November 27, 2004 amounted to $0.3 million. At November 27, 2004, the reserve amounted to $0.9 million. Scheduled rent related payments over the next five years are as follows: fiscal 2005 - $0.2 million; fiscal 2006 - $0.2 million; fiscal 2007 - $0.2 million; fiscal 2008 - $0.2 million; and fiscal 2009 - $0.1 million. The Company believes these reserves are adequate to cover the expected contractual lease and other expenses related to these closings.

12.  Long-term debt consists of (in thousands):

	November 27, 2004	May 29, 2004

Senior Notes, 4.06% due in annual payments of various amounts from September 20, 2006 to September 30, 2010	$36,000	$36,000
Senior Notes, 4.67% due in annual payments of various amounts from September 20, 2007 to September 30, 2013	64,000	64,000
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2005 to September 1, 2010	5,735	6,400
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,433	1,534
Capital Lease Obligations	26,590	26,651
Subtotal	133,758	134,585
Less Current Portion	(1,180)	(1,047)
Long-Term Debt and Obligations Under Capital Leases	$132,578	$133,538

13.  On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The Company has recognized a dividend accrual of $1.8 million at November 27, 2004.

14.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the six and three months ended November 27, 2004 and the six and three months ended November 29, 2003, comprehensive income consisted of net income and net unrealized gains (loss) on available-for-sale investments.

15.  The Company has one reportable segment operating within the United States. Sales by major product categories are as follows (in thousands)(unaudited):

	Six Months Ended		Three Months Ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003
Apparel	$1,139,341	$1,017,953	$703,956	$626,062
Home Products	313,218	294,179	171,752	160,597
	$1,452,559	$1,312,132	$875,708	$786,659

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

16.  The Company records the net of leased department revenues and related costs to other income. Leased department income, included in other income, amounted to $4.3 million and $2.3 million for the six and three months ended November 27, 2004 compared with $4.3 million and $2.2 million in the similar periods a year ago.

17.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. The released sections of Issue No. 02-16 specifically address whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Application of EITF No. 02-16 resulted in a reduction of net income of $0.1 million and $0.2 million for the six and three month periods ended November 27, 2004, respectively. For the six months ended November 29, 2003 application of EITF No. 02-16 resulted in a $0.2 million increase in the Company's net income. Net income was reduced by $0.1 million for the three month period ended November 29, 2003. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.4 million and $0.2 million for the six and three months ended November 27, 2004, respectively. Reimbursement of expenses for the six and three months ended November 29, 2003 amounted to $0.6 million and $0.3 million, respectively.

18.  In March 1998, the AICPA issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $1.3 million and $0.6 million during the six and three months ended November 27, 2004, respectively. For the comparative six and three months of fiscal 2004, the Company capitalized $2.1 million and $0.7 million, respectively.

19.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company issued 87,700 stock options during the second quarter of fiscal 2005. The Company did not issue stock options during fiscal 2004. The following table illustrates the effect on net income and net income per share for the periods ended November 27, 2004 and November 29, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Net income as reported	$23,055	$10,056	$41,739	$27,123
Expense under fair value method, net of tax effect	(93)	-	(93)	-
Pro forma net income	$22,962	$10,056	$41,646	$27,123
Income per share:
Basic - as reported	$0.52	$0.23	$0.93	$0.61
Diluted - as reported	$0.52	$0.23	$0.93	$0.61
Basic - pro forma	$0.51	$0.23	$0.93	$0.61
Diluted - pro forma	$0.51	$0.23	$0.93	$0.61

There was no compensation expense related to issuance of stock options during the six and three months ended November 29, 2003, and therefore there would have been no effect on net loss and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123.

20.  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. During the six and three months ended November 27, 2004, the Company recorded impairment charges related to leasehold impairments of $1.1 million. During the prior year's six and three month periods, there were no impairment charges recorded.

21.  The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed are included in the Company's calculation of discontinued operations. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the eight stores closed during fiscal 2004. There were no stores closed during the six months ended November 27, 2004.

	Six Months Ended (All amounts in thousands)		Three Months Ended (All amounts in thousands)
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Revenues	-	$6,672	-	$2,729
Gross Margin	-	1,555	-	1,020
Selling and Administrative Expenses	-	4,088	-	1,785
Depreciation	-	301	-	190
Loss from Discontinued Operations Before Income Tax Benefit	-	(3,282)	-	(1,175)
Loss from Discontinued Operations, Net of Tax	-	($2,012)	-	($720)

22.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended November 27, 2004 were $35.1 million and $24.3 million, respectively. For the similar periods of a year ago, net advertising costs were $33.2 million and $22.1 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were less than $0.4 million for the six and three months ended November 27, 2004, respectively. For the six and three months ended November 29, 2003 vendor rebates amounted to $0.6 million.

23.  Basic and diluted net income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and dilutive net income per share are as follows (unaudited)(in thousands):
	Six Months Ended November 27, 2004			Six Months Ended November 29, 2003
	Net Income	Shares	Per Share	Net income	Shares	Per Share
Basic Income Per Share:
Net Income from Continuing Operations	$23,055	44,641	$0.52	$12,068	44,555	$0.27
Effect of Dilutive Stock Options	-	90	-	-	89	-
Diluted Income Per Share:
Net Income	$23,055	44,731	$0.52	$12,068	44,644	$0.27

	Three Months Ended November 27, 2004			Three Months Ended November 29, 2003
	Net Income	Shares	Per Share	Net Income	Shares	Per Share
Basic Income Per Share:
Net Income from Continuing Operations	$41,739	44,646	$0.93	$27,843	44,563	$0.62
Effect of Dilutive Stock Options	-	107	-	-	100	-
Diluted Income Per Share:
Net Income	$41,739	44,753	$0.93	$27,843	44,663	$0.62

Options to purchase 87,700 shares of common stock were outstanding during the first six months of fiscal 2005, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise price is greater than the average market price of common shares as of November 27, 2004 and therefore would be antidilutive.

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

27.  In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share Based Payment. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first reporting period beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with its second quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.

In November 2004, the EITF issued a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. The Company adopted the requirements of EITF No. 03-13 during fiscal 2005. The adoption did not have a material effect on the Company's consolidated financial statements.

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

Overview

   Burlington Coat Factory experienced an increase in sales in both the first six months and the second quarter of fiscal 2005. Net sales from continuing operations for the first six months of fiscal 2005 ended November 27, 2004 were $1.45 billion compared with $1.31 billion for the comparative period ended November 29, 2003, a 10.7% increase. These results reflect a 4.0% comparative store sales increase over the comparative period in the prior year. For the three months ended November 27, 2004, net sales were $875.7 million compared with $786.7 million for the three months ended November 29, 2003. Comparative store sales increased 4.8 % during the three month period. Comparative store sales decreased 1.3% in September, increased 12.1% in October and increased 3.9% in November compared with the same periods last year. Gross margins decreased during the six months ended November 27, 2004 compared with the six months ended November 29, 2003 due to higher markdowns taken during the six months ended November 27, 2004. Gross margins increased during the three month comparative period as decreases in the Company's inventory shrinkage provision and sales discounts were offset in part by decreases in initial margins and increases in markdown expense.

   During the six months of fiscal 2005, the Company opened six Burlington Coat Factory stores and relocated four Burlington Coat Factory stores to new locations within their existing trading markets. Three MJM Designer Shoes stores and one Super Baby Depot store were opened during the period. In addition, the Company reopened two locations previously operated as Decelle stores as new Cohoes stores. The Company plans to open an additional three Burlington Coat Factory stores and one Super Baby Depot store during fiscal 2005. Two relocations of existing Burlington Coat Factory stores are planned for the remainder of fiscal 2005.

Key Performance Measures

   Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net operating margin and liquidity.

   Comparative store sales is a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company experienced an increase in comparative store sales of 4.0% and 4.8% in the six and three month periods of fiscal 2005 compared with similar periods of fiscal 2004.

   Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. The Company's inventory turnover rate for the six months ended November 27, 2004 and November 29, 2003 was 2.1 in each period.

   Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At November 27, 2004, inventory was $882.8 million, an average of $2.45 million per store, versus $790.9 million, an average of $2.3 million per store, at November 29, 2003. This increase in inventory is due to the increase in the number of stores operating in the first six months of fiscal 2005 compared with the first six months of fiscal 2004 and to an increase in inventory at comparative stores of 4.0%.

   Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of goods. For the six months ended November 27, 2004, the Company experienced a decrease in gross margin to 36.9%, from 37.5%. This decrease is due primarily to increases in markdowns, decreases in initial markons and increases in freight charges in the current year's six month period compared with the similar period of a year ago. For the comparative three month periods ended November 27, 2004 and November 29, 2003, gross margin decreased to 38.0 % from 38.1%. This decrease was a result of increases in markdown expenses, slightly lower initial margin, and increased freight charges being offset in part by a decrease in the Company's interim provision for inventory shrinkage and a decrease in sales discounts .

   Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other income) and the combination of the cost of goods and operating expenses (selling and administrative expenses and depreciation). Net operating margin for the six and three months ended November 27, 2004 was $41.4 million and $70.3 million, respectively. For the similar six and three months of last fiscal year, net operating margin was $22.2 million and $47.1 million, respectively.

   Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. In the prior year's six month period, the Company experienced an increase in cash flow of $100 million from the sale of long term notes. This year's increase in cash flow of $3.9 million primarily is the result of net income from continuing operations offset by acquisitions of inventory and property and equipment. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets minus current liabilities. Working capital at November 27, 2004 was $346.8 million compared with $286.6 million at November 29, 2003.

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

Recent Accounting Pronouncements

In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the FASB issued Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial statements.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R) Share-Based Payment. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first reporting period beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with its second quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock.

In November 2004, the EITF issued a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. The Company adopted the requirements of EITF No. 03-13 during fiscal 2005. The adoption did not have a material effect on the Company's consolidated financial statements.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the six and three month periods ended November 27, 2004 and November 29, 2003.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	63.1	62.5	62.0	61.9

Selling & adminis- trative expenses	32.4	33.9	28.9	30.5

Depreciation	3.0	2.9	2.6	2.6

Interest expense	0.3	0.2	0.2	0.2

	98.8	99.5	93.7	95.2

Other income	1.4	1.0	1.5	0.9

Income before income taxes	2.6	1.5	7.8	5.7

Income Tax Benefit	1.0	0.6	3.0	2.2

Net Income	1.6%	0.9%	4.8%	3.5%

Six and Three Months Ended November 27, 2004 and November 29, 2003

Sales

   Consolidated net sales increased $140.4 million (10.7%) for the six months ended November 27, 2004 compared with the similar period of a year ago. Comparative stores sales increased 4.0% for the first six months of fiscal 2005.

   Beginning in fiscal 2004, the Company changed its method of calculating comparative store sales in order to mitigate the effect of store grand openings and store expansions. The Company now defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the six and three months ended November 27, 2004 with the results of operations for the six and three months ended November 29, 2003. Previously: (i) the Company defined comparative store sales as sales of those stores beginning their three hundred and sixty-fifth day of operation; (ii) comparative store sales did not include sales discounts; (iii) comparative store sales included sales of all expanded stores; (iv) relocated stores were treated as new stores for comparative store sales purposes.

   Six new and four relocated Burlington Coat Factory department stores opened during the first six months of fiscal 2005 contributed $25.9 million to net sales for the first six months of fiscal 2005. Stores opened during fiscal 2004 contributed $54.4 million to this year's net sales in their non-comparative periods.

   Net sales increased $89.0 million (11.3%) for the three month period ended November 27, 2004 compared with the similar period of a year ago. Comparative store sales increased 4.8% for the three month period. The increase in comparative store sales were in part the result of colder temperatures throughout the country compared with the prior year.

   The Cohoes stores contributed $21.1 million and $13.2 million to consolidated sales for the six and three months ended November 27, 2004 compared with $17.9 million and $10.1 million for the similar periods ended November 29, 2003. During the second quarter, two stores previously operated as Decelle stores were reopened as Cohoes stores. These two stores contributed $2.6 million to Cohoes sales.

   The MJM Designer Shoes stores contributed $18.9 million and $12.1 million to sales for the six and three months ended November 27, 2004 compared with $12.6 million and $7.8 million for the comparative periods of a year ago. As of November 27, 2004, fourteen MJM Designer Shoes stores were operating. Three new MJM Designer Shoes stores opened during the current year's second quarter contributed $1.2 million to net sales.

   Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores and two stores to Cohoes Fashions stores. Sales in fiscal 2004 for the Decelle stores were $2.6 million.

   During this year's second quarter, the Company opened a new Super Baby Depot store in Moorestown, New Jersey. The store contributed $0.4 million to this year's net sales.

Other Income

   Other income (consisting of rental income from leased departments, investment income and miscellaneous items) increased to $20.3 million and $13.1 million for the six and three months ended November 27, 2004 compared with $13.5 million and $7.4 million for the similar periods of a year ago. These increases are primarily related to increases in miscellaneous income items. During the second quarter of fiscal 2005, the Company received $3.9 million in settlement of claims the Company had filed in the bankruptcy proceedings of Kmart Corporation in connection with the rejection by Kmart Corporation of four lease locations which it had subleased to the Company. Rental income increased $0.9 million to $8.8 million and $0.5 million to $4.6 million for the six and three month periods ended November 27, 2004, over the similar periods of a year ago. Rental income increases were primarily related to sublicensee rental income from new stores and from two shopping centers controlled by the Company. Investment related income amounted to $1.5 million and $0.9 million for the six and three months ended November 27, 2004 compared with $0.8 million and $0.1 million for the similar periods of a year ago. These increases are primarily related to increases in interest income realized from higher amounts of investable funds and to gains on the sale of investments.

Cost of Sales

   Cost of sales increased $96.8 million (11.8%) for the six months ended November 27, 2004 compared with the similar period a year ago. The dollar increase in cost of sales was due primarily to the increase in net sales during the current year six month period compared with the similar period a year ago and to increased markdown costs in the six months ended November 27, 2004. Cost of sales as a percentage of net sales increased from 62.5% in the fiscal 2004 period to 63.1% in the fiscal 2005 period. The increase in cost of sales, as a percentage of sales, for the fiscal 2005 period compared with the fiscal 2004 period, was primarily the result of increases in markdown related expenses, slightly lower initial margins, and increased freight charges. These increases were partially offset by a decrease in the Company's provision for inventory shrinkage for this year's six month period compared with the similar period of a year ago. The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the selling and administrative expenses line item in the Condensed Consolidated Statements of Operations. The Company includes in its cost of sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

   For the three months ended November 27, 2004, compared with the three months ended November 29, 2003, cost of sales increased from $487.0 million to $542.6 million. For the comparative three month periods, as a percentage of sales, cost of sales increased to 62.0% from 61.9%. This increase is primarily attributable to increases in markdowns, lower initial margins, and increases in freight charges offset in part by decreases in the Company's provision for inventory shrinkage and sales discounts.

Selling and Administrative Expense

   Selling and administrative expenses were $471.2 million and $253.4 million for the six and three months ended November 27, 2004, respectively, compared with $444.9 million and $240.1 million for the comparative periods of a year ago. As a percentage of sales, selling and administrative expenses were 32.4% and 28.9% for the six and three months ended November 27, 2004, respectively. For the comparative six and three month periods ended November 29, 2003, selling and administrative expenses were 33.9% and 30.5% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the six and three month periods of this fiscal year compared with the similar periods of a year ago. As a percentage of sales, occupancy costs declined 0.8% for the six and three month periods of fiscal 2005 compared with the similar periods of fiscal 2004. In addition, payroll related costs, as a percentage of sales, declined 0.6% for the six and three month comparative periods. These decreases are primarily related to sales increases during the periods. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods of which $0.4 million was paid during the first six months of fiscal 2005.

Depreciation Expense

   Depreciation expense amounted to $43.5 million and $22.5 million in the six and three months ended November 27, 2004 compared with $38.6 million and $19.9 million in the six and three months ended November 29, 2003. These increases are attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

   Interest expense increased $1.1 million to $3.6 million for the six months ended November 27, 2004 compared with the similar period of a year ago. For the three months ended November 27, 2004, compared with the three months ended November 29, 2003, interest expense increased $0.1 million to $1.8 million. The six month increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003.

Income Tax

   Income tax expense was $14.8 million and $26.8 million for the six and three months ended November 27, 2004, respectively compared to $7.6 million and $17.6 million for the similar fiscal periods of a year ago. The effective tax rate for the first six months of fiscal 2004 was 38.7% compared with 39.1% in the first two quarters of fiscal 2005. The increase in the effective tax rate is primarily the result an increase in the Company's expected effective state income tax rate.

Net Income from Continuing Operations

   Net income from continuing operations amounted to $23.1 million and $41.7 million for the six and three months ended November 27, 2004 compared with $12.1 million and $27.8 million for the comparative periods of a year ago. Basic and diluted net income per share from continuing operations was $0.52 per share and $0.93 per share for the six and three months ended November 27, 2004 compared with basic and diluted net income per share from continuing operations of $0.27 and $0.62 per share for the similar periods of fiscal 2004.

Discontinued Operations

   During fiscal 2004, the Company discontinued the operations of eight stores. During the six and three months ended November 29, 2003, net sales for these stores amounted to $7.1 million and $3.0 million, respectively. Gross margin amounted to $1.6 million and $1.0 million for the six and three months ended November 29, 2003. Net loss from discontinued operations amounted to $2.0 million during the six months ended November 29, 2003 and $0.7 million for the three month period. Loss per share from discontinued operations for the six and three months ended November 29, 2003 were $0.04 per share and $0.01 per share, respectively. There were no discontinued operations recorded during the first six months of fiscal 2005.

Net Income

   Net income increased $13.0 million to $23.17 million for the first six months of fiscal 2005 from $10.1 million for the comparative 2004 period. Net income was $41.7 million and $27.1 million for the three months ended November 27, 2004 and November 29, 2003, respectively. Basic and diluted net income per share was $0.52 per share and $0.93 per share for the six and three month fiscal 2005 periods compared with $0.23 per share and $0.61 per share for the comparative 2004 periods.

Liquidity and Capital Resources

Overview

   The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

   During the first six months of fiscal 2005, the Company opened six Burlington Coat Factory Warehouse department stores and relocated four Burlington Coat Factory Warehouse department stores to new locations within their trading areas. The Company opened three MJM Designer Shoes stores, one Super Baby Depot store and converted two closed Decelle stores to new Cohoes Fashion stores. The Company estimates spending approximately $108.5 million in capital expenditures during fiscal 2005 including $92.5 million for store expenditures, $2.6 million for upgrades of warehouse facilities and $13.4 million for computer and other equipment expenditures. For the first six months of fiscal 2005, capital expenditures amounted to approximately $55.8 million.

   The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions. Additionally, the Company may consider strategic acquisitions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.*

Stock Repurchases

   From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2004 and the first six months of fiscal 2005, the Company did not repurchase any shares of its stock. During fiscal 2004, the Company reissued 46,402 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of November 27, 2004, the Company had authority to purchase an additional $3.6 million of its stock.

Working Capital

   Working capital increased to $346.8 million at November 27, 2004 from $336.9 million at May 29, 2004.

Net Cash from Operating Activities

   Net cash provided by continuing operating activities of $60.4 million for the first six months of fiscal 2005 decreased by $6.2 million from $66.6 million in net cash provided by operating activities for the similar period of fiscal 2004. Increases in purchases of merchandise inventory, offset in part by accounts payable, other current liabilities and cash related items included in net income, resulted in the decrease in net cash provided by continuing operating activities.

Dividends

   On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents (0.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The Company recognized a dividend accrual of $1.8 million at November 27, 2004.

* Forward Looking Statement. See Safe Harbor Statement on Page 26.

Long-Term Borrowings and Capital Lease Obligations

   The Company's long-term borrowings at November 27, 2004 consisted of $100 million of Senior Notes issued to institutional investors in a private placement, an industrial development refunding bond of $5.7 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.4 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.7 million.

Refunding Bonds. The Refunding Bonds consist of term bonds. The term bonds consist of two portions, $0.7 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.1% and 3.5 years, respectively. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $5.9 million.

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

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At November 27, 2004, capital lease obligations amounted to $26.6 million. During the six and three months ended November 27, 2004, $1.1 million and $0.6 million of lease payments were applied to interest and $0.1 million were applied against capital lease obligations.

Lines of Credit

   As of November 27, 2004 and November 29, 2003, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (5.0% at November 27, 2004). The Company had letter of credit commitments outstanding against the committed line of credit of $25.4 million at November 27, 2004 and $22.7 million at November 29, 2003. For the six and three months ended November 27, 2004, the Company had no borrowing under these lines of credit.

   At November 29, 2003, the Company had no borrowings under the line of credit. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. During last fiscal year's second quarter, the maximum borrowing under the line of credit amounted to $74.9 million. The average borrowings during this period amounted to $53.7 million at an average interest rate of 1.6%. Borrowings under the Company's lines of credit were necessary during the prior year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

Letters of Credit

   The Company also had letter of credit agreements with a bank in the amount of $2.2 million and $3.5 million guaranteeing performance under various leases, insurance contracts and utility agreements at November 27, 2004 and November 29, 2003, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

   As of November 27, 2004, the Company had no material off balance sheet arrangements. The Company's contractual obligations and commitments, which consist of debt, capital and operating leases, open purchase orders, outstanding letters of credit and other miscellaneous commitments, have not changed materially from the amounts disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 29, 2004.

Liquidity and Capital Resources Summary

   The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from the proceeds of the sale of the $100 million of senior notes and from short term borrowings under its revolving credit loan agreement.* Furthermore, to the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.*

* Forward Looking Statement. See Safe Harbor Statement on Page 26.

Safe Harbor Statement

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

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

   The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At November 27, 2004, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at November 27, 2004:

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at November 27, 2004 (unaudited) (dollar amounts in thousands):

	Fixed Rate Debt	Average Interest Rate

2005	$ 220	4.6%
2006	1,190	5.3%
2007	8,488	4.3%
2008	17,740	4.5%
2009	17,861	4.5%
2010	18,056	4.6%
Thereafter	70,203	6.0%
Total	$133,758
Fair Value at November 27, 2004	$129,884

* Forward Looking Statement. See Safe Harbor Statement on Page 26.

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Company did not repurchase any shares of its stock during the three months ended November 27, 2004. As of November 27, 2004, the Company had authority to purchase an additional $10.0 million of its stock.

   The following table summarizes the Company's common stock repurchase activity for the three months ended November 27, 2004 and the approximate value of shares of common stock that may yet be repurchased.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet be Purchased Under Publicly Announced Program

May 30, 2004 to June 30, 2004	-0-	N/A	-0-	$0

July 1, 2004 to July 31, 2004	-0-	N/A	-0-	$0

August 1, 2004 to November 27, 2004	-0-	N/A	-0-	$10.0 million

Total	-0-	N/A	-0-

Item 4.   Submission of Matters to a Vote of Security Holders.

    The Company's annual meeting of stockholders was held on November 4, 2004. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; and 2) stockholders ratified the appointment of Deloitte & Touche LLP as independent registered public accountanting firm for the Company for the fiscal year ending May 28, 2005. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

			Votes	Broker
1)	Election of Directors	Votes For	Withheld	Non-Votes

	Monroe G. Milstein	37,469,486	4,786,253	-0-
	Andrew R. Milstein	37,104,934	5,150,805	-0-
	Irving Drillings	41,903,566	352,173	-0-
	Harvey Morgan	41,374,158	881,581	-0-
	Stephen E. Milstein	37,166,896	5,088,843	-0-
	Mark A. Nesci	37,144,239	5,111,500	-0-
	Roman Ferber	41,914,596	341,143	-0-

2)	Ratify appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm:

Votes For	42,171,724
Votes Against	82,915
Votes Abstained	1,100
Broker Non-Votes	0

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

b. The Company filed three reports on Form 8-K during the period ended November 27, 2004. The first was filed September 8, 2004 and reported under Item 12 that the Company issued a press release reporting its sales for its first fiscal quarter of 2005. The second was filed on October 6, 2004 and reported under Item 12 that the Company issued a press release reporting its sales and net income for its first fiscal quarter of 2005. The third was filed on November 5, 2004 and reported under Item 8.01 that the Company issued a press release announcing that the Company adopted a new stock repurchase program. The reports on Form 8-K filed on September 8, 2004 and November 5, 2004 did not contain any financial statements. The report on Form 8-K filed on October 6, 2004 contained Consolidated Statements of Income (Unaudited) for the three months ended August 28, 2004.

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

Date:  January 6, 2004