Form 10-Q
period 2005-04-12
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2005-04-12
CIK 718916

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 26, 2005

or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____
Commission File No. 1-8739
Burlington Coat Factory Warehouse Corporation
-----------------------------------------------------
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

Class	Outstanding at April 8, 2005
--------------------------	---------------------------------
Common stock, par value $1	44,746,663

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X
Part I - Financial Information:	Page

Item 1. Financial Statements (unaudited):

Condensed Consolidated Balance Sheets - February 26, 2005 and May 29, 2004	3

Condensed Consolidated Statements of Operations - Nine and Three Months Ended February 26, 2005 and February 28, 2004 (As restated)	4

Condensed Consolidated Statements of Cash Flows-Nine Months Ended February 26, 2005 and February 28, 2004 (As restated)	5

Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14 - 26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

Part II-Other Information:

Item 1. Legal Proceedings	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 6. Exhibits and Reports on Form 8-K	30

SIGNATURES	31

*****************

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(All amounts in thousands)

	February 26, 2005	May 29, 2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 72,660	$ 29,817
Restricted Cash and Cash Equivalents	10,396	9,304
Investments	173,088	168,474
Accounts Receivable, Net	24,798	23,744
Merchandise Inventories	727,087	622,538
Deferred Tax Assets	19,781	19,660
Prepaid and Other Current Assets	18,341	17,131
Assets from Discontinued Operations	-	1,044

Total Current Assets	1,046,151	891,712

Property and Equipment (Net of Accumulated Depreciation)	629,748	623,850
Investments	26	23
Intangible Assets (Net of Accumulated Amortization)	49,863	48,825
Deferred Tax Assets	13,146	13,578
Other Assets	1,062	1,190

Total Assets	$1,739,996	$1,579,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 447,628	$ 364,335
Income Taxes Payable	32,963	20,829
Other Current Liabilities	178,196	174,450
Current Maturities of Long Term Debt and Obligations Under Capital Leases	1,185	1,047

Total Current Liabilities	659,972	560,661

Long Term Debt and Obligations Under Capital Leases	132,463	133,538
Other Liabilities	37,167	39,547

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,877	49,809
Capital in Excess of Par Value	24,352	23,016
Retained Earnings	894,874	831,926
Accumulated Other Comprehensive Income	4	2
Note Receivable from Stock Options Exercised	(53)	(63)
Treasury Stock at Cost	(58,660)	(59,258)

Total Stockholders' Equity	910,394	845,432

Total Liabilities and Stockholders' Equity	$1,739,996	$1,579,178

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND
SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
(All amounts in thousands, except share data)

	Nine Months Ended		Three Months Ended
	February 26, 2005	February 28, 2004 (As Restated, See Note 2)	February 26, 2005	February 28, 2004 (As Restated, See Note 2)

REVENUES:

Net Sales	$2,417,904	$2,158,707	$969,632	$ 851,013
Other Revenue	21,864	19,751	7,522	6,763

	2,439,768	2,178,458	977,154	857,776
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation)	1,525,395	1,366,600	611,971	549,010
Selling and Administrative Expenses	705,541	667,633	237,230	225,790
Depreciation	64,881	60,818	21,654	21,531
Interest Expense	5,351	4,098	1,780	1,630

Other Income, Net	(9,001)	(1,863)	(4,417)	(1,432)
	2,292,167	2,097,286	868,218	796,529

Income From Continuing Operations Before Provision for Income Taxes	147,601	81,172	108,936	61,247
Provision for Income Taxes	57,379	31,404	42,731	23,607

Income from Continuing Operations	90,222	49,768	66,205	37,640
(Loss) Income from Discontinued Operations, Net of Tax (Expense) Benefit	(491)	(3,406)	513	(1,622)
Net Income	89,731	46,362	66,718	36,018

Net Unrealized Gain on Non-Marketable Securities, Net of Tax	1	1	-	1

Total Comprehensive Income	$ 89,732	$ 46,363	$ 66,718	$ 36,019

Basic and Diluted Earnings Per Share:

Basic and Diluted Income Per Share from Continuing Operations	$ 2.02	$ 1.12	$ 1.48	$ 0.84
Basic and Diluted (Loss) Income Per Share from Discontinued Operations	(0.01)	(0.08)	0.01	(0.03)
Basic and Diluted Net Income Per Share	$ 2.01	$ 1.04	$ 1.49	$ 0.81

Basic Weighted Average Shares Outstanding	44,653,779	44,565,592	44,679,699	44,586,445

Diluted Weighted Average Shares Outstanding	44,750,045	44,652,973	44,787,991	44,669,940

Dividends Per Share	$ 0.60	$ 0.03	$ 0.56	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

(All amounts in thousands)

	Nine Months Ended
		February 28,
	February 26, 2005	2004 (As Restated, See Note 2)

OPERATING ACTIVITIES
Net Income	$89,731	$46,362
Loss from Discontinued Operations, Net of Tax	491	3,406
Income from Continuing Operations	90,222	49,768
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation	64,881	60,818
Provision for Losses on Accounts Receivable	5,816	7,456
Provision for Deferred Income Taxes	311	(311)
Loss on Disposition of Fixed Assets and Leasehold Purchases	953	2,870
Proceeds from Sale of Trading Securities	639,170	15,266
Acquisition of Trading Securities	(643,575)	(24,244)
Gain on Sale of Trading Securities	(314)	-
Unrealized Loss on Trading Securities	105	72
Non-Cash Rent Expense and Other	567	5,894
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6,895)	(11,130)
Merchandise Inventories	(104,549)	(25,028)
Prepaids and Other Current Assets	(166)	342
Accounts Payable	83,293	39,709
Other Current Liabilities and Income Taxes Payable	16,902	5,910

Net Cash Provided by Continuing Operations	146,721	127,392
Net Cash Used in Discontinued Operations	(1,318)	(2,634)

Net Cash Provided by Operating Activities	145,403	124,758

INVESTING ACTIVITIES
Acquisition of Property and Equipment-Continuing Operations	(75,858)	(104,071)
Proceeds from Sale of Fixed Assets and Leaseholds	4,508	1,364
Lease Acquisition Costs	(4,225)	(126)
Receipts Against Long Term Notes Receivable	35	447
Issuance of Notes Receivable	-	(35)
Increase in Restricted Cash and Cash Equivalents	(1,092)	(372)
Minority Interest	(210)	27

Net Cash Used in Investing Activities	(76,842)	(102,766)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt	-	100,000
Principal Payments on Long Term Debt	(937)	(841)
Issuance of Common Stock Upon Exercise of Stock Options	1,404	966
Treasury Stock Transactions	598	589
Payment of Dividends	(26,783)	(1,344)
Net Cash (Used in) Provided by Financing Activities	(25,718)	99,370

Increase in Cash and Cash Equivalents	42,843	121,362
Cash and Cash Equivalents at Beginning of Period	29,817	27,904
Cash and Cash Equivalents at End of Period	$ 72,660	$149,266

Interest Paid:	$ 6,383	$ 2,120
Income Taxes Paid:	$ 45,166	$ 16,953

Capital Lease Obligation	-	$ 13,366

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE AND THREE MONTHS ENDED FEBRUARY 26, 2005 AND
FEBRUARY 28, 2004 (UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except two. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. These investments are consolidated net of their minority interests. All significant intercompany accounts and transactions have been eliminated. Previously, the Company had maintained a fifty percent interest in a third investment in a partnership in which it maintained managerial and financial control. During the third quarter of fiscal 2005, the partnership was dissolved and all assets were distributed to the partners. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 29, 2004 has been derived from the audited financial statements in Amendment No. 3 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended February 26, 2005 and the corresponding periods ended February 28, 2004 are not necessarily indicative of results for the fiscal year.

2. Restatement of Financial Statements

     Subsequent to the Company's issuance of its condensed consolidated financial statements for the three and nine month periods ended February 28, 2004, the Company's management reviewed its application of generally accepted accounting principles for lease accounting. Based on this review and discussions that the Company had with the Audit Committee of the Company's Board of Directors, the Company concluded to restate its previously issued financial statements for the three and nine month periods ended February 28, 2004 related to its computation of depreciation/amortization, straight-line rent expense and the related deferred rent liability.

Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the fixed initial term, with the term commencing when rental payments actually began, and computed depreciation/amortization on the related leasehold improvements and other long-lived assets located on these properties over their useful lives. The Company has restated the financial statements to recognize rent expense on a straight-line basis over the expected lease term, including rent holidays and option periods where exercise of such option periods is reasonably assured. In addition, the commencement date of the period over which rental expense is recognized is the earlier of the date on which the Company becomes legally obligated for rental payments or the date on which the Company takes possession of the property. The resulting adjustments have no effect on historical or future cash flows or timing of payments under pertinent leases.

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated its financial statements for the nine and three month periods ended February 28, 2004 to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

Also, the Company concluded to reclassify its other income items, including investment income, gains or losses on disposition of fixed assets and other miscellaneous income items under the caption Other Income, Net, previously reported under the caption Other Revenue, in its condensed consolidated statements of operations for the nine and three month periods ended February 28, 2004. These adjustments are collectively referred to as the "Restatement."

Also, the Company previously included restricted cash and cash equivalents as part of cash and cash equivalents in the condensed consolidated statements of cash flows. The Company has restated the condensed consolidated statement of cash flows for the nine month period ended February 28, 2004 to treat only unrestricted amounts as cash and cash equivalents. Cash and cash equivalents changed from $36,730 to $27,904 at the beginning of the nine month period ended February 28, 2004 and from $158,464 to $149,266 at the end of the same period as a result of the Restatement.

The condensed consolidated financial statements for the three and nine month periods ended February 28, 2004 included in this Form 10-Q have been restated to reflect the adjustments described above. The effects of the Restatement have also been set forth, for the periods presented therein, in Amendment No. 3 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004 filed with the Securities and Exchange Commission.

The following is a summary of the impact of the Restatement on the Company's condensed consolidated statements of operations for the nine and three month periods ended February 28, 2004.

(all amounts in thousands, except per share data)
Nine Months Ended February 28, 2004

	As Previously Reported	Restatement Adjustments	Reclassifi- cations*	As Restated and Reclassified
Condensed Consolidated Statement of Operations
Net Sales	$2,175,280		($16,573)	2,158,707
Other Revenue	19,986	($1,863)	1,628	19,751

COSTS AND EXPENSES
Cost of Sales	$1,378,470		(11,870)	1,366,600
Selling and Administrative Expenses	677,364	(1,980)	(7,751)	667,633
Depreciation	60,200	1,390	(772)	60,818
Other Income, Net	-	(1,863)		(1,863)
Total Costs and Expenses	2,120,132	(2,453)	(20,393)	2,097,286

Income From Continuing Operations Before Provision for Income Taxes	75,134	590	5,448	81,172
Provision for Income Taxes	29,079	228	2,097	31,404

Income from Continuing Operations	-	362	49,406	49,768

Net Income	46,055	307		46,362

Total Comprehensive Income	46,056	307		46,363

Diluted Earnings Per Share:
Diluted Income Per Share From Continuing Operations	-	$0.01	$1.11	$1.12
Diluted Net Income Per Share	$1.03	$0.01		$1.04

Three Months Ended February 28, 2004
	As Previously Reported	Restatement Adjustments	Reclassifi- cations*	As Restated and Reclassified
Condensed Consolidated Statement of Operations
Net Sales	$856,030		($5,017)	$851,013
Other Revenue	6,979	(1,432)	1,216	6,763
COSTS AND EXPENSES
Cost of Sales	552,988		(3,978)	549,010
Selling and Administrative Expenses	228,377	(605)	(1,982)	225,790
Depreciation	21,286	558	(313)	21,531
Other Income, Net	-	(1,432)		(1,432)
Total Costs and Expenses	804,281	(1,479	(6,273)	796,529

Income From Continuing Operations Before Provision for Income Taxes	58,729	46	2,472	61,247
Provision for Income Taxes	22,729	18	860	23,607

Income from Continuing Operations	-	28	37,612	37,640

Net Income	35,999	19		36,018

Total Comprehensive Income	36,000	19		36,019

* The Company did not previously report income from continuing operations as discontinued operations were immaterial during the three and nine month periods ended February 28, 2004.

3.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Amendment No. 3 to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission concurrently with this filing, along with any amendments thereto.

4.   Restricted cash and cash equivalents consist of $0.4 million of compensating cash balances at two of the Company's banks, $7.5 million pledged as collateral for certain insurance contracts and $2.5 million contractually restricted and related to the acquisition and maintenance of a building related to a store operated by the Company.

5.   Merchandise inventories as of February 26, 2005 and May 29, 2004 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses" and "Depreciation" in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $33.9 million and $11.4 million for the nine and three months ended February 26, 2005, respectively, and $32.0 million and $10.3 million for the similar periods of fiscal 2004. Depreciation related to the warehousing and purchasing functions amounted to $6.6 million and $2.2 million for the nine and three months ended February 26, 2005 and $6.3 million and $2.2 million for the similar periods of fiscal 2004. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

6.   The Company classifies its investments in debt securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as trading securities and are carried at fair market value, with unrealized gains and losses included in net income. The Company's investments not classified as held-to-maturity or trading securities are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. At the balance sheet dates presented, investments consisted of (in thousands):

February 26, 2005
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$173,299	($211)	$173,088

Available-for-Sale Investments (Long Term):
Equity Investments	$22	$4	$26

May 29, 2004
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$163,863	($392)	$163,471
Short Term Bond Fund	5,080	(77)	5,003
	$168,943	($469)	$168,474

Available-for-Sale Investments (Long Term):
Equity Investments	$22	$1	$23

7.   The Company records revenue at the time of sale and delivery of merchandise. The Company records revenue net of allowances for estimated future returns. The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within other current liabilities. Gift cards are recorded as a liability at the time of issuance, and upon redemption the related sale is recorded.

8.   As of February 26, 2005, the Company had a current deferred tax asset of $19.8 million and a non-current deferred tax asset of $13.1million. As of May 29, 2004, the Company had a current deferred tax asset of $19.7 million and a non-current deferred tax asset of $13.6 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate.

Valuation allowances were not required. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables and certain inventory related costs not currently deductible for tax purposes. Non-current deferred tax assets primarily reflected the excess of store opening costs over book and tax depreciation differences.

9.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, including option periods where the exercise of the option period can be reasonably assured, which approximates the leasehold's useful life. Amortization of intangibles is included in Selling and Administrative Expenses in the Company's Condensed Consolidated Statement of Operations. Intangible assets as of February 26, 2005 and May 29, 2004 are as follows (in thousands):

	February 26, 2005			May 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$63,245	$14,034	$49,211	$59,920	$11,820	$48,100
Other	1,042	390	652	1,042	317	725
	$64,287	$14,424	$49,863	$60,962	$12,137	$48,825

Amortization expense amounted to $3.2 million and $0.9 million for the nine and three months ended February 26, 2005, respectively, compared with $3.0 million and $1.0 million for the nine and three months ended February 28, 2004, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2006 - $3.6 million; fiscal 2007 - $3.5 million; fiscal 2008 - $3.5 million; fiscal 2009 - $3.3 million; fiscal 2010 - $3.2 million. Amortization for the remainder of fiscal 2005 is expected to be approximately $0.9 million.

10.  Other assets consist primarily of notes receivable.

11.  Other current liabilities primarily consists of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable, dividend accrual, current portion of deferred rents and other miscellaneous items.

12.  In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Scheduled rent and rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. During the nine months ended February 26, 2005, $0.1 million of payments were applied against this reserve. The remaining $0.1 million will be paid during the remainder of fiscal 2005.

In November 2003, additions to the Company's reserve for lease related obligations of closed stores amounted to $1.5 million. Payments applied against this reserve during the nine months ended February 26, 2005 amounted to $0.6 million. At February 26, 2005, the reserve amounted to $0.8 million. Scheduled rent related payments over the next five years are as follows: fiscal 2005 - $0.1 million; fiscal 2006 - $0.2 million; fiscal 2007 - $0.2 million; fiscal 2008 - $0.2 million; and fiscal 2009 - $0.1 million. The Company believes these reserves are adequate to cover the expected contractual lease payments and other ancillary costs associated with these closings.

13. Other liabilities primarily consist of deferred lease incentives and the net accumulation of straight line rent expense in excess of actual rental expenditures. Deferred lease incentives are funds received from landlords used primarily to offset the costs of store remodelings. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured.

14.  Long-term debt consists of (in thousands):

	February 26, 2005	May 29, 2004

Senior Notes, 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010	$36,000	$36,000
Senior Notes, 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013	64,000	64,000
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2005 to September 1, 2010	5,735	6,400
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,383	1,534
Capital Lease Obligations	26,530	26,651
Subtotal	133,648	134,585
Less Current Portion	(1,185)	(1,047)
Long-Term Debt and Obligations Under Capital Leases	$132,463	$133,538

15.  On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($0.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The paid dividend amounted to $1.8 million. On January 10, 2005 the Board of Directors of the Company declared a special dividend of fifty-six cents ($0.56) per share payable on February 21, 2005 to stockholders of record on January 20, 2005. The dividend amounted to $26.8 million. The special dividend was declared as a result of the Company's cash position being in excess of its expected requirements for the remainder of the fiscal year.*

16.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the nine and three months ended February 26, 2005 and the nine and three months ended February 28, 2004, comprehensive income consisted of net income and net unrealized gains (loss) on available-for-sale investments.

17.  The Company has one reportable segment operating within the United States. Sales by major product categories are as follows (in thousands):

	Nine months Ended		Three Months Ended
	February 26,	February 28,	February 26,	February 28,
	2005	2004	2005	2004
Apparel	$1,930,611	$1,676,541	$791,415	$677,013
Home Products	487,293	482,166	178,217	174,000
	$2,417,904	$2,158,707	$969,632	$851,013

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

18. Rental income from leased departments, included in Other Revenue, amounted to $7.2 million and $2.9 million for the nine and three months ended February 26, 2005 compared with $7.1 million and $2.9 million in the similar periods of last year.

*Forward Looking Statement. See Safe Harbor Statement on Page 26.

19.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Application of EITF Issue No. 02-16 resulted in a reduction of net income of $0.5 million and $0.5 million for the nine and three month periods ended February 26, 2005, respectively. For the nine months ended February 28, 2004, application of EITF Issue No. 02-16 resulted in a $0.1 million increase in the Company's net income. Net income was reduced by $0.2 million for the three month period ended February 28, 2004. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.6 million and $0.2 million for the nine and three months ended February 26, 2005, respectively. Reimbursement of expenses for the nine and three months ended February 28, 2004 amounted to $0.7 million and $0.2 million, respectively.

20.  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $2.4 million and $1.1 million during the nine and three months ended February 26, 2005, respectively. For the comparative nine and three months of fiscal 2004, the Company capitalized $2.3 million and $ 0.2 million, respectively.

21.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company issued 87,700 stock options during the first nine months of fiscal 2005. The Company did not issue stock options during fiscal 2004. The following table illustrates the effect on net income and net income per share for the periods ended February 26, 2005 and February 28, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Nine months Ended	Nine months Ended	Three Months Ended	Three Months Ended
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Net income as reported	$89,731	$46,362	$66,718	$36,018
Expense under fair value method, net of tax effect	(214)	-	(121)	-
Pro forma net income	$89,517	$46,362	$66,597	$36,018
Income per share:
Basic - as reported	$2.01	$1.04	$1.49	$0.81
Diluted - as reported	$2.01	$1.04	$1.49	$0.81
Basic - pro forma	$2.00	$1.04	$1.49	$0.81
Diluted - pro forma	$2.00	$1.04	$1.49	$0.81

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first nine months of fiscal 2005:

Risk-free interest rate	2.73%
Expected volatility	37.70%
Expected life	10 years
Contractual life	10 years
Expected dividend yield	0.20%
Fair value of options granted	$9.14

The Company did not issue, and there was no compensation expense related to the issuance of, any stock options during the nine and three month periods ended February 28, 2004. Therefore, there would have been no effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123.

22.  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. During the first six months of fiscal 2005, the Company recorded impairment charges related to leasehold improvements of $1.1 million. During the three months ended February 26, 2005, the impaired assets were written off as part of a store closing. During the prior year's nine and three month periods, there were no impairment charges recorded.

23.  The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed where sales by another store will not absorb the closed store's sales are included in the Company's calculation of discontinued operations. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for two stores and the Company's seventy-five percent consolidated investment closed during fiscal 2005 and for the eight stores closed during fiscal 2004.

	Nine Months Ended (all amounts in thousands)		Three Months Ended (all amounts in thousands)
	February 26, 2005	February 28, 2004	February 26, 2005	February 28, 2004
Revenues	$7,729	$14,946	$2,092	$3,802
Gross Margin	1,716	4,704	715	1,040
Selling and Administrative Expenses	2,146	7,838	76	1,998
Depreciation	1,228	772	71	313
Income (Loss) from Discontinued Operations Before Income Tax Provision (Benefit)	(258)	(5,537)	618	(2,488)
Income (Loss) from Discontinued Operations, Net of Tax	($491)	($3,406)	513	($1,622)

24.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended February 26, 2005 were $47.8 million and $12.8 million, respectively. For the similar periods of last year, net advertising costs were $46.1 million and $12.8 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were less than $0.8 million and $0.4 million for the nine and three months ended February 26, 2005, respectively. For the nine and three months ended February 28, 2004, vendor rebates amounted to $1.0 million and $0.4 million, respectively.

25.  Basic and diluted income per share from continuing operations is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and diluted income per share from continuing operations are as follows:

	Nine Months Ended February 26, 2005			Nine Months Ended February 28, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share:
Income from Continuing Operations	$90,222	44,654	$2.02	$49,768	44,566	$1.12
Dilutive Effect of Stock Options	-	96	-	-	87	-
Diluted Income Per Share:
Income from Continuing Operations	$90,222	44,750	$2.02	$49,768	44,653	$1.12

	Three Months Ended February 26, 2005			Three Months Ended February 28, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share:
Income from Continuing Operations	$66,205	44,680	$1.48	$37,640	44,586	$0.84
Dilutive Effect of Stock Options	-	108	-	-	84	-
Diluted Income Per Share:
Income from Continuing Operations	$66,205	44,788	$1.48	$37,640	44,670	$0.84

Options to purchase 87,700 shares of common stock were outstanding as of February 26, 2005, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the exercise price of the options is greater than the average market price of common stock as of February 26, 2005 and therefore would be antidilutive. Options to purchase 16,300 shares of common stock were outstanding at February 28, 2004, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the exercise price of the options is greater than the average market price of common stock as of February 28, 2004 and therefore would be antidilutive.

26.  The Company holds no derivative financial instruments.

27.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company has a policy of making investments in debt securities with short-term ratings of A-1 (or equivalent) or long-term ratings of A and A-2 (or equivalent). The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.*

28.  Certain reclassifications have been made to the prior year's financial statements to conform to the classifications used in the current year. These reclassifications primarily relate to the treatment of discontinued store operations.

29.  In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 03-1-1, which delays the effective date of paragraph 10-20 of EITF Issue No. 03-01 until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial statements.*

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first reporting period beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with its second quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the effect that adoption of this standard will have on its financial statements.

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

30.  There have been no material changes from the disclosures made regarding commitments and contingencies in Amendment No. 3 to the Company's Annual Report on Form 10-K/A for the year ended May 29, 2004 filed with the Securities and Exchange Commission concurrently with this filing.

*Forward Looking Statement. See Safe Harbor Statement on Page 26.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Burlington Coat Factory's management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and in Amendment No. 3 to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission concurrently with this filing, along with any additional amendments thereto. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled "Safe Harbor Statement." All applicable disclosures in the following discussion have been modified to reflect the Restatement as described below.

Restatement

Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the fixed initial term, with the term commencing when rental payments actually began, and computed depreciation/amortization on the related leasehold improvements and other long-lived assets located on these properties over their useful lives. The Company has restated the financial statements to recognize rent expense on a straight-line basis over the expected lease term, including rent holidays and option periods where exercise of such option periods is reasonably assured. In addition, the commencement date of the period over which rental expense is recognized is the earlier of the date on which the Company becomes legally obligated for rental payments or the date on which the Company takes possession of the property. The resulting adjustments have no effect on historical or future cash flows or timing of payments under pertinent leases.

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated its previously issued financial statements for the nine and three month periods ended February 28, 2004 to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

In addition, the Company identified other matters requiring the reclassification of certain items in its statements of operations and cash flows, as discussed in Note 2.

Overview

Burlington Coat Factory experienced an increase in sales in both the first nine months and the third quarter of fiscal 2005. Net sales from continuing operations for the first nine months of fiscal 2005 ended February 26, 2005 were $2.42 billion compared with $2.16 billion for the comparative period ended February 28, 2004, a 12.0% increase. These results reflect a 5.8% comparative store sales increase over the comparative period in the prior year. For the three months ended February 26, 2005, net sales were $969.6 million compared with $851.0 million for the three months ended February 28, 2004, a 13.9% increase. Comparative store sales increased 8.4 % during the three month period. Comparative store sales increased 10.1% in December, increased 4.9% in January and increased 7.9% in February compared with the same periods last year. Gross margins increased during the nine months ended February 26, 2005 compared with the nine months ended February 28, 2004 due primarily to a reduction in the Company's interim provision for inventory shrinkage. This improvement was offset in part by higher markdowns taken during the nine months ended February 26, 2005. Gross margins increased during the three month comparative period as the Company realized improvements in markdowns taken, initial margins, inventory shrinkage provisions and sales discounts.

During the nine months of fiscal 2005, the Company opened six Burlington Coat Factory stores, three free-standing MJM Designer Shoe stores and one Super Baby Depot store, and relocated five Burlington Coat Factory stores to new locations within their existing trading markets. In addition, the Company reopened two locations previously operated as Decelle stores as new Cohoes Fashion stores. The Company expects to open an additional three Burlington Coat Factory stores, one MJM Designer Shoe store and one Super Baby Depot store during the remainder of fiscal 2005. The Company also expects to relocate two existing Burlington Coat Factory stores to new locations within the same trading market during the remainder of fiscal 2005.

Key Performance Measures

Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net operating margin and liquidity.

Comparative store sales is a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company experienced an increase in comparative store sales of 5.8% and 8.4% in the nine and three month periods of fiscal 2005 compared with similar periods of fiscal 2004.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. The Company's inventory turnover rate for the nine months ended February 26, 2005 and February 28, 2004 was 2.3 and 2.2, respectively.

Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At February 26, 2005, inventory was $727.1 million, an average of $2.0 million per store, versus $608.2 million, an average of $1.8 million per store, at February 28, 2004. This increase in inventory is due to the increase in the number of stores operating in the first nine months of fiscal 2005 compared with the first nine months of fiscal 2004 and to an increase in inventory at comparative stores of 10.3%, due primarily to an earlier Easter selling season this fiscal year compared with the prior year.

Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the nine months ended February 26, 2005, the Company experienced an increase in gross margin to 36.9%, from 36.7%. This increase is due primarily to decreases in the Company's interim inventory shrinkage provision in the current year's nine month period compared with the similar period of last year. For the comparative three month periods ended February 26, 2005 and February 28, 2004, gross margin increased to 36.9% from 35.5%. This increase was a result of decreases in markdown expenses, higher initial margin, decreases in the Company's interim provision for inventory shrinkage, and decreases in sales discounts.

Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenues) and the combination of the Cost of Sales and Operating Expenses (Selling and Administrative Expenses and Depreciation). Net operating margin for the nine and three months ended February 26, 2005 was $144.0 million and $106.3 million, respectively. For the similar nine and three months of last fiscal year, net operating margin was $83.4 million and $61.4 million, respectively.

Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. In the prior year's nine month period, the Company experienced an increase in cash flow of $100 million from the sale of long term notes. This year's increase in cash flow of $42.8 million is primarily the result of net income from continuing operations offset in part by acquisitions of inventory and property and equipment. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets excluding assets from discontinued operations minus current liabilities. Working capital at February 26, 2005 was $386.2 million compared with $330.0 million at February 28, 2004.

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

Allowance for Doubtful Accounts. The Company maintains allowances for bad checks and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for current conditions.

Recent Accounting Pronouncements

In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the FASB issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first reporting period beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with its second quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the effect that adoption of this standard will have on its financial statements.

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the nine and three month periods ended February 26, 2005 and February 28, 2004.

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	February 26,	February 28,	February 26,	February 28,
	2005	2004	2005	2004

Net Sales	100.0%	100.0%	100.0%	100.0%

Costs and expenses: Cost of sales	63.1	63.3	63.1	64.5

Selling & Adminis- trative Expenses	29.2	30.9	24.5	26.6

Depreciation	2.7	2.8	2.2	2.5

Interest Expense	0.2	0.2	0.2	0.2

Other Income, Net	0.4	0.1	0.5	0.2

Other Revenue	0.9	0.9	0.8	0.8

Income from Continuing Operations before Income Taxes	6.1	3.8	11.3	7.2

Income Tax Expense	2.4	1.5	4.4	2.8

Income from Continuing
Operations	3.7%	2.3%	6.9%	4.4%

Nine and Three Months Ended February 26, 2005 and February 28, 2004

Sales

Consolidated net sales increased $259.2 million (12.0%) for the nine month period ended February 26, 2005 compared with the similar period of last year. Comparative stores sales increased 5.8% for the first nine months of fiscal 2005.

Beginning in fiscal 2004, the Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the nine and three month periods ended February 26, 2005 with the results of operations for the nine and three month periods ended February 28, 2004. Prior to fiscal 2004: (i) the Company defined comparative store sales as sales of those stores beginning their three hundred and sixty-fifth day of operation; (ii) comparative store sales did not include sales discounts; (iii) comparative store sales included sales of all expanded stores; and (iv) relocated stores were treated as new stores for comparative store sales purposes.

Six new and five relocated Burlington Coat Factory department stores opened during the first nine months of fiscal 2005 contributed $51.7 million to net sales for the first nine months of fiscal 2005. Stores opened during fiscal 2004 contributed $77.9 million to this year's net sales in their non-comparative periods.

Net sales increased $118.6 million (13.9%) for the three month period ended February 26, 2005 compared with the similar period of last year. Comparative store sales increased 8.4% for the three month period. The increase in comparative store sales was in part the result of colder temperatures throughout the country compared with the prior year.

The Cohoes Fashions stores contributed $33.8 million and $12.7 million to net sales for the nine and three month periods ended February 26, 2005 compared with $28.9 million and $11.0 million for the similar periods ended February 28, 2004. During the second quarter of fiscal 2005, two stores previously operated as Decelle stores were reopened as Cohoes Fashions stores. These two stores contributed $4.4 million and $1.8 million to net sales for the nine and three months ended February 26, 2005.

The MJM Designer Shoes stores contributed $29.3 million and $10.4 million to sales for the nine and three month periods ended February 26, 2005 compared with $22.0 million and $7.6 million for the comparative periods of last year. As of February 26, 2005, fourteen MJM Designer Shoes stores were operating. Three new MJM Designer Shoes stores opened during the second quarter of fiscal 2005 contributed $4.9 million and $2.3 million to net sales for the nine and three months ended February 26, 2005.

Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores and two stores to Cohoes Fashions stores. Net sales in fiscal 2004 for the Decelle stores were $3.2 million.

During this year's second quarter, the Company opened a new Super Baby Depot store in Moorestown, New Jersey. The store contributed $0.9 million and $0.5 million to net sales for the nine and three month periods ended February 26, 2005.

Other Revenue

Other Revenue (consisting of rental income received from leased departments, subleased rental income, layaway and alteration service charges and other miscellaneous items) increased to $21.9 million and $7.5 million for the nine and three month periods ended February 26, 2005 compared with $19.8 million and $6.8 million for the similar periods of last year. Rental income increased $1.4 million to $14.3 million and $0.5 million to $5.5 million for the nine and three month periods ended February 26, 2005, over the similar periods of last year. Rental income increases were primarily related to sublease rental and license fee income from new stores and from two shopping centers controlled by the Company.

Cost of Sales

Cost of sales increased $158.8 million (11.6%) for the nine month period ended February 26, 2005 compared with the similar period of last year. The dollar increase in cost of sales was due primarily to the increase in net sales during the current year nine month period compared with the similar period of last year. Cost of sales as a percentage of net sales decreased from 63.3% in the fiscal 2004 period to 63.1% in the fiscal 2005 period. The decrease in cost of sales, as a percentage of sales, for the fiscal 2005 period compared with the fiscal 2004 period, was primarily the result of decreases in the Company's interim provision for inventory shrinkage and sales discount decreases being offset in part by increased markdown costs. The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the selling and administrative expenses line item in the Condensed Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

For the three month period ended February 26, 2005, compared with the three month period ended February 28, 2004, cost of sales increased from $549.0 million to $612.0 million. For the comparative three month periods, as a percentage of sales, cost of sales decreased to 63.1% from 64.5%. This decrease is primarily attributable to decreases in markdowns, higher initial margins, decreases in the Company's provision for inventory shrinkage and decreases in sales discounts.

Selling and Administrative Expense

Selling and administrative expenses were $705.5 million and $237.2 million for the nine and three month periods ended February 26, 2005, respectively, compared with $667.6 million and $225.8 million for the comparative periods of last year. As a percentage of sales, selling and administrative expenses were 29.2% and 24.5% for the nine and three month periods ended February 26, 2005, respectively. For the comparative nine and three month periods ended February 28, 2004, selling and administrative expenses were 30.9% and 26.6% of sales, respectively. The dollar increase in selling and administrative expenses was primarily the result of the increased number of stores operating during the nine and three month periods of this fiscal year compared with the similar periods of last year. The percentage decrease is primarily related to comparative sales increases during the periods. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods, of which $0.7 million was paid during the first nine months of fiscal 2005.

Depreciation Expense

Depreciation expense amounted to $64.9 million and $21.7 million in the nine and three month periods ended February 26, 2005 compared with $60.8 million and $21.5 million in the nine and three month periods ended February 28, 2004. These increases are attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

Interest expense increased $1.3 million to $5.4 million for the nine month period ended February 26, 2005 compared with the similar period of last year. For the three month period ended February 26, 2005, compared with the three month period ended February 28, 2004, interest expense increased $0.2 million to $1.8 million. The nine month increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003.

Other Income, Net

Other income, net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) increased to $9.0 million and $4.4 million for the nine and three month periods ended February 26, 2005 compared with $1.9 million and $1.4 million for the similar periods of last year. During the second quarter of fiscal 2005, the Company received $3.9 million in settlement of claims the Company had filed in the bankruptcy proceedings of Kmart Corporation in respect of four lease locations which it had subleased to the Company. For the nine and three month periods ended February 26, 2005, the Company realized a net gain on disposition of property and equipment of $1.0 million and $1.6 million, respectively. This compares with net disposition losses of $2.9 million and $1.5 million in the similar periods of a year ago. Investment related income amounted to $3.1 million and $1.7 million for the nine and three month periods ended February 26, 2005 compared with $1.8 million and $0.9 million for the similar periods of last year. These increases are primarily related to increases in interest income realized from higher amounts of investable funds and to gains on the sale of investments.

Income Tax

Income tax expense was $57.4 million and $42.7 million for the nine and three month periods ended February 26, 2005, respectively, compared to $31.4 million and $23.6 million for the similar fiscal periods of last year. The effective tax rate for the first nine months of fiscal 2005 was 38.9% compared with 38.7% in the first nine months of fiscal 2004. The increase in the effective tax rate is primarily the result an increase in the Company's expected effective state income tax rate.

Income from Continuing Operations

Income from continuing operations amounted to $90.2 million and $66.2 million for the nine and three month periods ended February 26, 2005, respectively, compared with $49.8 million and $37.6 million for the comparative periods of last year. Basic and diluted income per share from continuing operations was $2.02 per share and $1.48 per share for the nine and three month periods ended February 26, 2005, respectively, compared with basic and diluted income per share from continuing operations of $1.12 and $0.84 per share for the similar periods of fiscal 2004.

Discontinued Operations

During fiscal 2005, the Company discontinued the operations of two stores and the operations of one of its consolidated investments. During fiscal 2004, the Company discontinued the operations of eight stores. During the nine and three month periods ended February 26, 2005, net sales for these stores and investment amounted to $6.3 million and $2.0 million, respectively. Gross margin amounted to $1.7 million and $0.7 million for the nine and three month periods ended February 26, 2005, respectively. Income from discontinued operations for the three month period ended February 26, 2005 amounted to $0.5 million. Loss from discontinued operations amounted to $0.5 million during the nine month period ended February 26, 2005. Loss per share from discontinued operations for the nine month period ended February 26, 2005 was $0.01 per share. Income per share from discontinued operations for the three month period ended February 26, 2005 was $0.01 per share. For the nine and three month periods ended February 28, 2004, sales for discontinued operations were $16.6 million and $5.0 million, respectively. Gross margins amounted to $4.7 million and $1.0 million for the nine and three month fiscal 2004 periods. Net loss amounted to $3.4 million and $1.6 million for the nine and three month periods. Net loss for the nine and three month periods ended February 28, 2004 was $0.08 per share and $0.03 per share, respectively.

Net Income

Net income increased $43.4 million to $89.7 million for the first nine months of fiscal 2005 from $46.4 million for the comparative 2004 period. Net income was $66.7 million and $36.0 million for the three month period ended February 26, 2005 and February 28, 2004, respectively. Basic net income per share was $2.01 per share and $1.49 per share, respectively, for the nine and three month fiscal 2005 periods compared with $1.04 per share and $0.81 per share for the comparative 2004 periods. Diluted net income per share was $2.01 per share and $1.49 per share for the nine and three month fiscal 2005 periods compared with $1.04 per share and $0.81 per share for the similar periods of a year ago.

Liquidity and Capital Resources

Overview

The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

During the first nine months of fiscal 2005, the Company opened six Burlington Coat Factory Warehouse department stores and relocated five Burlington Coat Factory Warehouse department stores to new locations within their trading areas. The Company opened three MJM Designer Shoes stores, one Super Baby Depot store and converted two closed Decelle stores to new Cohoes Fashion stores. The Company estimates spending approximately $108.5 million in capital expenditures during fiscal 2005 including $92.5 million for store expenditures, $2.6 million for upgrades of warehouse facilities and $13.4 million for computer and other equipment expenditures. For the first nine months of fiscal 2005, capital expenditures amounted to approximately $79.2 million.

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

From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2004 and the first nine months of fiscal 2005, the Company did not repurchase any shares of its stock. During fiscal 2005 and fiscal 2004, the Company reissued 47,474 shares and 46,402 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans, respectively. As of February 26, 2005, the Company had authority to purchase an additional $10.0 million of its stock.

Working Capital

Working capital increased to $386.2 million at February 26, 2005 from $330.0 million at May 29, 2004.

Net Cash from Operating Activities

Net cash provided by continuing operating activities of $146.7 million for the first nine months of fiscal 2005 increased by $19.3 million from $127.4 million in net cash provided by operating activities for the similar period of fiscal 2004. Increases in purchases of merchandise inventory, offset in part by accounts payable, other current liabilities and cash related items included in net income, resulted in the decrease in net cash provided by continuing operating activities.

Dividends

On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($0.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The paid dividend amounted to $ 1.8 million. On January 10, 2005, the Board of Directors of the Company declared a special dividend of fifty-six cents ($0.56) per share payable on February 21, 2005 to stockholders of record on January 29, 2005. The dividend amounted to $26.8 million. The special dividend was declared as a result of the Company's cash position being in excess of its expected cash requirements for the remainder of the fiscal year.*

* Forward Looking Statement. See Safe Harbor Statement on Page 26.

Long-Term Borrowings and Capital Lease Obligations

The Company's long-term borrowings at February 26, 2005 consisted of $100 million of Senior Notes issued to institutional investors in a private placement, an industrial development refunding bond of $5.7 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.4 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.5 million.

Refunding Bonds. The Refunding Bonds consist of term bonds. The term bonds consist of two portions, $0.7 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.1% and 3.3 years, respectively. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $5.9 million.

Loan from Burlington County Board of Freeholders. On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002. The loan is secured by a letter of credit in the amount of $1.2 million.

Senior Notes. On August 15, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., entered into a Note Purchase Agreement with a group of institutional investors for the sale of an aggregate of $100 million of Senior Notes. The Notes were issued on September 30, 2003 in two tranches. The Series A Notes aggregated $36 million at an interest rate of 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010. The Series B Notes aggregated $64 million at an interest rate of 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At February 26, 2005, capital lease obligations amounted to $26.5 million. During the nine and three month periods ended February 26, 2005, $1.7 million and $0.6 million of lease payments were applied to interest and $0.1 million were applied against capital lease obligations.

Lines of Credit

As of February 26, 2005 and February 28, 2004, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (5.5% at February 26, 2005). The Company had letter of credit commitments outstanding against the committed line of credit of $21.0 million at February 26, 2005 and $21.5 million at February 28, 2004. For the nine and three month periods ended February 26, 2005, the Company had no borrowing under these lines of credit.

At February 28, 2004, the Company had no borrowings under the line of credit. Maximum borrowing amounted to $62.9 million during the first quarter and $74.9 million during the second quarter of fiscal 2004. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. During last fiscal year's second quarter, the maximum borrowing under the line of credit amounted to $53.7 million, at an average interest rate of 1.6%. Borrowings under the Company's lines of credit were necessary during the prior year's first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

Letters of Credit

The Company also had letter of credit agreements with a bank in the amount of $1.2 million and $2.4 million guaranteeing performance under various leases, insurance contracts and utility agreements at February 26, 2005 and February 28, 2004, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

As of February 26, 2005, the Company had no material off balance sheet arrangements. The Company's contractual obligations and commitments, which consist of debt, capital and operating leases, open purchase orders, outstanding letters of credit and other miscellaneous commitments, have not changed materially from the amounts disclosed in Amendment No. 3 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004, as amended.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At February 26, 2005, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at February 26, 2005:

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at February 26, 2005 (unaudited) (dollar amounts in thousands):

	Fixed Rate Debt	Average Interest Rate

2005	$ 110	4.7
2006	1,190	5.3%
2007	8,488	4.3%
2008	17,740	4.5%
2009	17,861	4.5%
2010	18,056	4.6%
Thereafter	70,203	6.0%
Total	$133,648
Fair Value at February 26, 2005	$129,775

* Forward Looking Statement. See Safe Harbor Statement on Page 26.

Item 4.   Controls and Procedures.

The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In concluding that the Company's disclosure controls and procedures were effective as of February 26, 2005, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 2, "Restatement of Financial Statements," to the condensed consolidated financial statements included within this Form 10-Q. The Company's management also considered the materiality of the restatement adjustments on its condensed consolidated balance sheet and statement of operations included in this Form 10-Q, and that these non-cash adjustments had no effect on historical or future cash flows or timing of payments under pertinent leases. Finally, the Company's management considered that restatements of financial statements in prior filings made with the SEC may be an indicator of the existence of weaknesses in the design or operation of internal control over financial reporting.

While the Company's principal executive officer and principal financial officer concluded that, as of February 26, 2005, disclosure controls and procedures are functioning effectively, the Company remains in the process of performing the system and process documentation, evaluation and testing required for management to provide an assessment of the effectiveness of the Company's internal control over financial reporting. At the end of fiscal 2005, the Company's management will be required under applicable securities laws to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accountant will be required to audit management's assessment. In the course of evaluating and testing its internal control of financial reporting, management may identify deficiencies that will need to be addressed and remediated.

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company and certain of its subsidiaries are defendants in Lewis v. Burlington Coat Factory Warehouse Corporation, a putative class action filed on November 10, 2004 in the Superior Court of California for the County of Alameda. The plaintiff, a former employee, filed this putative class action on behalf of himself and certain current and former management-level employees at the Company's California stores. The plaintiff alleges that the Company violated a California state law by classifying these employees as "exempt" managerial/executive employees for purposes of the payment of overtime compensation and failing to pay them the overtime premium required for non-exempt employees. The lawsuit also claims that the Company failed to provide employees with meal and rest periods required under California law. The plaintiff seeks certification as a class, damages and penalties in unspecified amounts, statutory damages, restitution, disgorgement, injunctive and declaratory relief, and costs of litigation, including attorney fees. The Company does not know at this time what financial impact this action may have on the Company's financial results. The Company filed an answer denying the claims and asserting various affirmative defenses on December 22, 2004. No trial date has been set. The Company will defend itself vigorously.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not repurchase any shares of its stock during the three months ended February 26, 2005. As of February 26, 2005, the Company had authority to purchase an additional $10.0 million of its stock.

The following table summarizes the Company's common stock repurchase activity for the three months ended February 26, 2005 and the approximate value of shares of common stock that may yet be repurchased.

Period	Total Number of Shares Purchased	. Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet be Purchased Under Publicly Announced Program

November 28, 2004 to December 31, 2004	-0-	N/A	-0-	$0

January 1, 2005 to January 31, 2005	-0-	N/A	-0-	$0

February 1, 2005 to February 26,2005	-0-	N/A	-0-	$10.0 million

Total	-0-	N/A	-0-

Item 6.   Exhibits and Reports on Form 8-K.

a. Exhibits
31.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification of the principal financial officer of the Registrant required by Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934
32.2	Certification of the principal financial officer of the Registrant required by Rule 13a-14(b) under the Securities Exchange Act of 1934

b. The Company filed two reports on Form 8-K during the period ended February 26, 2005. The first was filed January 10, 2005 and reported under Item 8.01 that the Company's Board of Directors declared a special dividend and called for a special meeting of the Company's stockholders to approve its 2005 Stock Incentive Plan, which report was subsequently amended to correct a typographical error by an amendment on Form 8-K/A, filed on January 11, 2005. The second report was filed on January 18, 2005 and reported under Item 8.01 that the Company deferred seeking stockholder approval of its 2005 Stock Incentive Plan until its next annual meeting of stockholders and that the special meeting of stockholders called for that purpose had been cancelled. None of the reports on Form 8-K filed during the third quarter of fiscal 2005 contained financial statements.

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

Date:  April 12, 2005