Form 10-K/A
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2005-04-13
CIK 718916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 3)

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

Registrant''s telephone number,
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant''s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

     Indicate by check mark whether the registrant is an accelerated filer.     YES  X      NO___.

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

Registrant''s Proxy Statement to be filed pursuant to
Regulation 14A.

The Part of the Form 10-K into which the document is incorporated:

Part III

EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K dated April 4, 2005, the Company, with the concurrence of the Audit Committee of the Company''s Board of Directors, concluded that the Company''s previously issued financial statements for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002 and for the first two quarters of fiscal 2005 should be restated as a result of a recent letter issued by the Securities and Exchange Commission (the "SEC") regarding the application of generally accepted accounting principles for lease accounting.

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

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated the financial statements to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

In addition, the Company identified other matters requiring the reclassification of certain items in its statements of operations and cash flows, as discussed in Note 3.

This Amendment No. 3 to our Annual Report on Form 10-K ("Form 10-K/A") for the fiscal year ended May 29, 2004, initially filed with the SEC on August 12, 2004, as subsequently amended on August 19, 2004 and October 26, 2004 (the "Original Filing"), is being filed to restate (i) the Company''s consolidated balance sheets at May 29, 2004 and May 31, 2003 and (ii) the Company''s consolidated statements of operations, stockholders'' equity and cash flows for each of the years ended May 29, 2004, May 31, 2003 and June 1, 2002, and the notes related thereto. For a more detailed description of these restatements, see Note 3, "Restatement of Financial Statements" to the accompanying consolidated financial statements and the section entitled "Restatement" in Management''s Discussion and Analysis of Results of Operations and Financial Condition in this Form 10-K/A.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by this Form 10-K/A. However, this Form 10-K/A amends and restates only Items 6, 7, 8 and 9A of Part II, in each case, solely as a result of, and to reflect, the Restatement (as defined in Management''s Discussion and Analysis of Results of Operations and Financial Condition in this Form 10-K/A) and, except as noted above, in Management''s Discussion and Analysis and in Note 3 to the accompanying financial statements, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 15 of Part IV of this Form 10-K/A has been amended to contain (1) the currently-dated certifications from our Chief Executive Officer and Chief Accounting Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and (2) the currently-dated consent of our independent registered public accounting firm to the use of their report on the financial statements of the Company for the year ended May 29, 2004 in the specified registration statements of the Company. The updated certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and the updated consent is attached to this Form 10-K/A as Exhibit 23.1.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosure made in this Form 10-K/A to reflect events occurring after the Original Filing. Disclosure reflecting events occurring after the Original Filing or modifying or updating information in this Form 10-K/A that is required to be made by the Company has been or will be addressed, as of their respective dates, in our Quarterly Report on Form 10-Q for the quarter ended February 26, 2005 or other reports filed with the SEC subsequent to the Original Filing.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement that ended prior to May 29, 2004. For this reason, the consolidated financial statements, auditors'' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

PART I

Item 1. Business

Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company" or "Burlington Coat") operate, through its Burlington Coat Factory division, a chain of department stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by other department and specialty stores. Burlington Coat offers customers a complete line of men''s, women''s and children''s wear and accessories (such as handbags, belts, perfume, watches, etc.) as well as a linens (linens, bath shop items, gifts and luggage) department in three hundred seven of its stores, a children''s furniture department in one hundred ninety-nine of its stores, and a shoe department in three hundred fourteen of its stores. The Company also offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web (www.bcfdirect.com). The Company''s policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

Burlington Coat''s practice of purchasing outerwear early in each fashion season and of reordering in rapid response to sales has enabled it to maintain a large, current and varied selection of outerwear throughout each year. Although the Company believes that this practice helps attract customers to its stores, to the extent the Company maintains a relatively large inventory of merchandise, particularly outerwear, the risks related to style changes, weather and other seasonal factors, and economic conditions are necessarily greater than if the Company maintained smaller inventories.

An important factor in Burlington Coat''s operations has been its continued ability to purchase desirable, first-quality, current brand, labeled merchandise directly from manufacturers on terms at least as favorable as those offered to other department and specialty stores. The Company estimates that over 1,000 manufacturers of apparel, including over 200 manufacturers of outerwear, are represented at the Company''s stores, and that no manufacturer accounted for more than 5% of the Company''s purchases during the last full fiscal year. The Company does not maintain any long term or exclusive commitments or arrangements to purchase from any manufacturer. No assurance can be given that the Company will be able to continue to purchase such merchandise directly from manufacturers or to continue its current selling price structure. See "Competition."

The Company sells its merchandise to retail customers for cash and accepts checks and most major credit cards. The Company''s "Cohoes" division also offers its own credit card. In addition, the Company maintains a layaway plan and offers special orders on selected merchandise. It does not offer refunds, except on defective merchandise and certain sales from specialty retail operations, but will exchange merchandise or give store credit for merchandise returned within a prescribed period of time.

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

All of the Company''s department stores are either free-standing or are located in shopping malls, strip shopping centers or other commercial complexes. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

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

In general, Burlington Coat has selected sites for its stores where there are suitable existing structures which can be refurbished, and, if necessary, enlarged, in a manner consistent with the Company''s merchandising concepts. In some cases, space has been substantially renovated or built to specifications given by Burlington Coat to the lessor. Such properties have been available to the Company on lease terms which it believes have been favorable. See "Growth and Expansion."

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

Some stores contain departments licensed to unaffiliated parties for the sale of items such as lingerie, fragrances, shoes and jewelry. During the fiscal year ended May 29, 2004, the Company''s rental income from all of its licensed departments aggregated less than 1% of the Company''s total revenues.

Central Distribution

Central distribution, warehousing, ticketing and marking services are extended to approximately fifty-three percent of the dollar volume of the Company''s merchandise through its warehouse/distribution facilities in Burlington, New Jersey, Edgewater Park, New Jersey, Bristol, Pennsylvania and a third party distribution service in Ontario, California. See "Growth and Expansion."

Safe Harbor Statement

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of 1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, and the Company''s ability to maintain selling margins. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company''s ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company''s filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

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

(2) Operations

During fiscal 2004, the Company completed construction of a new warehouse and distribution facility of approximately 650,000 square feet in Edgewater Park, New Jersey. This new facility expands the Company''s warehousing and distribution capacity and allows the Company to increase its percentage of centrally received goods. The new facility came on-line in August of 2003 and should be processing merchandise at full capacity within eighteen to twenty-four months. During fiscal 2005, the Company plans to implement a new warehouse management system which the Company hopes will (i) reduce receiving, sorting and other merchandise handling times, (ii) improve planning and allocation efficiency and (iii) reduce merchandise processing and handling costs.* The new facility also contains a new data center. This data center and the existing data center at the Company''s corporate headquarters will be active operational data centers connected by a high speed telecommunications network. These facilities will provide back up to each other in the case of an event causing a loss of data at one of the facilities.*

Early in fiscal 2004, the Company completed a roll-out of new point-of-sale register systems to all of the Company''s stores. The new register systems allows the Company to use new payment methodologies and technologies and provides necessary flexibility as these methodologies and technologies evolve over time.* During fiscal 2004, the Company also completed a roll-out of new debit card and electronic signature capture terminals. These roll-outs were part of a multi-year store systems upgrade which includes gift cards, new software and customer loyalty programs.

During the second quarter of fiscal 2003, the Company launched its stored value card and gift card programs. The cards are reusable plastic wallet-sized cards that substantially replace the Company''s paper gift certificates and store credits. The cards allow for improved control over the administration of store credit and gift certificate services. The Company hopes that these cards will be the foundation of its customer loyalty program.*

During fiscal 2004, the Company continued its drive to increase the percentage of its merchandise purchases performed via electronic data interchange ("EDI"). Conducting transactions via EDI, rather than via paper purchase orders and paper invoices, improves efficiency in submitting merchandise orders, receiving merchandise and processing payments for merchandise orders.* By the end of fiscal 2004, approximately one-third of all the Company''s merchandise purchases were being conducted via EDI.

* Forward Looking Statement. See Safe Harbor Statement on page 6.

In fiscal 2005, the Company plans to begin a pilot program using kiosks in its stores to perform a variety of employment and customer service functions. The kiosks will allow customers to enroll in and search the Company''s Baby Depot gift registry, place and retrieve information regarding the status of special merchandise orders. In addition, the kiosks will gather customer information for direct marketing and promotional purposes and allow prospective employees to submit employment applications.*

The Company offers merchandise for sale through its internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web. During the Spring of 2000, the Company relaunched its on-line shopping web site (www.bcfdirect.com). The site features thousands of merchandise items, shopping cart functionality, item search capability and a secure on-line payment processing system. An order management system allows for vendor direct, warehouse and store-based fulfillment of orders. Web site product data is tied to the Company''s inventory systems for maintenance of prices and item availability. No assurance can be given, however, that this venture will be successful.*

The Company seeks to maintain its competitive position and improve its prospects by periodically reevaluating its methods of operation, including its pricing and inventory policies, the format of its stores and its ownership or leasing of stores.

Seasonality

The Company''s business is seasonal, with its highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, approximately 52% of the Company''s net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the fall, winter and spring seasons. Generally, the Company''s sales are higher if the weather is cold during the fall and warm during the early spring. See "Management''s Discussion and Analysis of Financial Condition and Results of Operations."

* Forward Looking Statement. See Safe Harbor Statement on page 6.

Operations

Each store has a manager and one or more assistant managers, as well as department managers. The Company also employs regional and district managers to supervise overall store operating and merchandising policies. Major merchandising decisions are made, overall policies are set, and accounting and general financial functions for the Company''s stores are conducted, at corporate headquarters. In addition, other operations such as real estate, store operations, loss prevention, merchandise presentation, customer service, and human resources, are managed on a Company-wide basis.

Merchandise purchased by the Company is either shipped directly from manufacturers to store locations or distributed through the Company''s warehousing and distribution facilities. See "Central Distribution." A computerized merchandise information system provides regular detailed reports of sales and inventory levels for each store and assists the merchandise managers and buyers in monitoring and adjusting inventory levels.

At July 31, 2004, the Company had approximately 24,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company''s employees, only those employed at two of its stores are members of collective bargaining units. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.

Competition

General. The retail business is highly competitive. Competitors include other department stores as well as individual, regional, and national "off-price" retailers and discount store chains. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand name merchandise at substantial markdowns, which can result in prices approximating those offered by the Company at its Burlington Coat Factory department stores. Some of the Company''s competitors are considerably larger than the Company and have substantially greater financial and other resources.

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

Available Information

The Company''s website is www.coat.com. The Company makes available on this website, free of charge, the Company''s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings, as soon as practical after such reports are filed with the Securities and Exchange Commission. The Company also makes available on this website its Code of Business Conduct and Ethics (which includes the Company''s Code of Ethics for the Chief Executive Officer and Senior Financial Officers), its Corporate Governance Guidelines, and its Audit Committee Charter. Information contained on this website is not part of this report. Printed copies of information referred to in this paragraph is also available by writing to the Company at: Corporate Secretary, Burlington Coat Factory Warehouse Corporation, 1830 Rt. 130, Burlington, NJ 08016.

Item 2. Properties

The Company owns the land and/or building for forty of its stores. Generally, however, the Company''s policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company''s store leases contain formulas providing for the payment of additional rent based on sales.

The following table shows the years in which store leases existing at July 31, 2004 expire:
Fiscal Years Ending May 31	Number of Leases Expiring	Expiring with Renewal Options
2005-2006	16	47
2007-2008	10	68
2009-2010	7	73
2011-2012	3	31
2013-2014	4	26
Thereafter	18	17
Total	58	262

The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its office and warehouse/distribution facility. The Company leases a warehouse facility of approximately 300,000 square feet in Bristol, Pennsylvania. The Company leases approximately 20,000 square feet of office space in New York City. The Company owns approximately forty-six acres of land in Edgewater Park, New Jersey on which the Company has constructed a new facility of approximately 650,000 square feet. This new facility expands the Company''s warehousing and distribution capabilities. The new facility became operational in August of 2003.

Item 3. Legal Proceedings

In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company''s stores.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2004.

PART II
Item 5.	Market for Registrant''s Common Equity and Related Stockholder Matters

The Company''s Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF."

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

At July 31, 2004, there were 228 record holders of the Company''s Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company''s Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy

The Board of Directors of the Company declared an annual cash dividend of four cents ($0.04) per share on August 5, 2004, payable on December 15, 2004, to stockholders of record on November 22, 2004. The Company expects the paid dividend to be approximately $1.8 million. A cash dividend of three cents ($0.03) per share for fiscal 2004 was declared on August 14, 2003, and was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company''s Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company''s business.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares of its stock during fiscal 2004. As of May 29, 2004, the Company had not authorized the repurchase of any additional shares of stock.

The following table summarizes the Company''s common stock repurchase activity for the three months ended May 29, 2004 and the approximate value of shares of common stock that may yet be repurchased.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet be Purchased Under Publicly Announced Program

February 29, 2004 to March 27, 2004	-0-	N/A	-0-	$0

March 28, 2004 to May 1, 2004	-0-	N/A	-0-	$0

May 1, 2004 to May 29, 2004	-0-	N/A	-0-	$0

Total	-0-	N/A	-0-

Item 6. Selected Financial Data

The following tables set forth certain selected financial data, which has been adjusted to give effect to the Restatement as discussed in Note 3 to the consolidated financial statements:
	Twelve (1) Months Ended 6/3/00	Twelve Months Ended 6/2/01	Twelve Months Ended 6/1/02	Twelve Months Ended 5/31/03	Twelve Months Ended 5/29/04
	(In thousands of dollars, except per share data)
Statement of Operations Data:
Revenues from Continuing Operations	$2,139,878	$2,356,577	$2,553,757	$2,692,109	$2,873,002

Income from Continuing Operations Before Cumulative Effect of Accounting Change	63,886	74,069	71,395	70,617	71,902
Discontinued Operations, Net of Tax (2)	(1,224)	(2,634)	(3,354)	(4,498)	(3,926)
Net Income	61,306	71,436	68,041	66,119	67,976
Basic Income Per Share from Continuing Operations Before Cumulative Effect of Accounting Change	1.40	1.67	1.61	1.59	1.61
Basic Income Per Share from Continuing Operations	1.37	1.65	1.61	1.59	1.61

Dividends Per Share	0.02	0.02	0.02	0.02	0.03

Balance Sheet Data:
Total Assets	$1,065,515	$1,079,802	$1,292,562	$1,337,049	$1,579,178
Working Capital	254,195	289,496	230,258	195,211	330,007
Long-Term Debt	8,105	7,560	22,245	34,587	133,538
Stockholders'' Equity	$ 572,922	$ 642,063	$ 710,467	$ 777,152	$ 845,432

(1)	During fiscal 2000, the Company changed its method of accounting for layaway and lease department revenues and related costs.
(2)	Discontinued operations include the after-tax operations of stores closed by the Company during the fiscal years listed.

Item 7.	Management''s Discussion and Analysis of Financial Condition and Results of Operations

Burlington Coat Factory''s management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled "Safe Harbor Statement." All applicable disclosures in the following discussion have been modified to reflect the Restatement as described below.

Restatement

Subsequent to the Company''s issuance of its consolidated financial statements for the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2003, the Company''s management reviewed its application of generally accepted accounting principles for lease accounting. Based on this review and discussions that the Company had with the Audit Committee of the Company''s Board of Directors, the Company concluded to restate its previously issued financial statements for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002, and for the first two quarters of fiscal 2005 related to its computation of depreciation/amortization, straight-line rent expense and the related deferred rent liability. In addition, the Company identified other matters requiring the reclassification of certain items in the statements of operations and cash flows, as discussed in Note 3. These adjustments, collectively, are referred to as the "Restatement".

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

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company restated the financial statements to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

As a result of the Restatement, Other Revenue decreased $5.3 million, $6.0 million and $6.6 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Selling and Administrative Expenses decreased $2.4 million, $3.7 million and $2.5 million in fiscal years 2004, 2003 and 2002, respectively. Depreciation expense increased by $2.3 million, $1.5 million and $1.4 million in fiscal 2004, 2003 and 2002 respectively. Other income, Net increased $10.3 million, $6.0 million and $6.6 million in fiscal 2004, 2003 and fiscal 2002, respectively. Total Costs and Expenses decreased $5.7 million, $8.2 million and $7.7 million in fiscal 2004, 2003 and 2002, respectively. Income from continuing operations before provision for income tax increased $0.4 million, $2.2 million $1.1 million for the fiscal years 2004, 2003 and 2002, respectively. Basic and diluted net earnings per share increased by $0.03 per share, $0.03 per share and $0.01 per share, respectively. The cumulative effect of the Restatement related to fiscal years prior to fiscal 2002 is $13.2 million, which was recorded as an adjustment to Retained Earnings in the Company''s restated financial statements included in this filing. As a result of the Restatement, net cash provided by continuing operations increased $2.1 million for the twelve month period ended May 29,2004 and $0.7 million for the twelve month period ended June 1, 2002. Net cash provided by continuing operations remained relatively unchanged for the twelve month period ended May 31, 2003 as a result of the Restatement. Net cash used in investing activities increased $2.0 million and $0.9 million for the twelve month period ended May 30, 2004 and May 31, 2003, respectively. Net cash used in investing activities amounted to $3.2 million for the year ended June 1, 2002. The primary effects of the adjustments set forth in this paragraph take into account both continued and discontinued operations. The Restatement did not have an effect on comparative sales or on the Company''s compliance with any covenant under the Company''s line of credit facility or other debt instruments

Management''s Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the Restatement. See Note 3 to the consolidated financial statements.

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

The Company''s second quarter sales were weak as a result of the dramatically unseasonable warm weather throughout most of the country in October and November 2003. Historically, sales in the months of September to January have accounted for 52% of the Company''s net sales for the year. The warm weather that was experienced throughout most of the areas served by the Burlington Coat Factory directly resulted in lower than expected sales.

Key Performance Measures

Management considers numerous factors in assessing the Company''s performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net margin and liquidity.

Comparative store sales is a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company experienced a slight decrease in comparative store sales of 0.3% in fiscal 2004 compared with fiscal 2003. In the Company''s case, the slight decline in comparative store sales was experienced even though unit sales increased. The Company experienced increased price competition from other retailers due to the availability of products from manufacturers at lower prices.

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

Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the cost of sales and operating expenses (selling and administrative expenses and depreciation). The Company''s net margin was $110.0 million in both fiscal 2003 and fiscal 2004.

Liquidity measures the Company''s ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced an increase in cash flow from operations resulting from an increase of cash from merchandise sales in fiscal 2004 compared with the prior fiscal year, and from an increase in trade accounts payable in fiscal 2004 compared with the prior year. The increase in sales resulted from the contribution of sales from new stores and did not significantly improve the cash position of the Company. The increase in trade accounts payable was due to longer dating of accounts, which was driven by terms negotiated with vendors, and has benefited the Company''s cash position by allowing the Company to hold and productively utilize the cash for a longer period. In addition, the Company sold $100 million of senior notes in fiscal 2004, which bolstered cash flow from financing activities. The cash from the sale of notes increased the Company''s liquidity and further improved the current ratio. The Company will use the proceeds from the sale of notes for general corporate purposes and store expansions. Along with cash flow, working capital assists management in determining the Company''s ability to meet its cash requirements. Working capital measures the Company''s current financial position. Working capital is current assets, excluding assets from discontinued operations, minus current liabilities. Working capital for fiscal 2004 was $330.0 million, compared with $195.2 million in fiscal 2003. This increase in working capital resulted in part from the Company''s sale of $100 million of senior notes.

Critical Accounting Policies and Estimates

The Company''s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, vendor promotional allowances, reserves for closed store and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements:

Inventory. The Company''s inventory is valued at the lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company''s retail inventory method and application of FIFO provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

Insurance. The Company has risk participation agreements with insurance carriers with respect to workers'' compensation and liability insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in the Company''s costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker''s compensation claims by employees or liability claims will result in a corresponding increase in the Company''s costs related to these claims.

Reserves for Revenue Returns. The Company records reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in the Company''s estimates may be required.

Long-Lived Assets. The Company tests for recoverability of long-lived assets whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, the Company reduces the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset''s current carrying value, thereby possibly requiring an impairment charge in the future.

Allowance for Doubtful Accounts. The Company maintains allowances for bad checks and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for current conditions.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on June 1, 2003. The adoption did not have a material effect on the Company''s earnings or financial position.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting. It provides for alternative methods of transition for an entity which voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of an entity''s accounting for stock-based compensation on both an annual and interim financial reporting basis. Certain provisions of FASB No. 148 related to FASB No. 123 and APB No. 28 are effective for reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148.

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

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement''s scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements, while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the second quarter of fiscal 2004. The adoption of SFAS No. 150 had no material effect on its consolidated financial statements.

In November 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. Management will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company''s financial statements.

In January of 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity''s activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity''s activities. In December 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for entities that do not have an interest in variable interest entities or potential variable interest entities for periods ending after March 15, 2004. The Company adopted this interpretation for fiscal year ended May 29, 2004. The adoption of FIN 46R did not have a material effect on the Company''s consolidated financial statements.

In November 2003, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 03-10, Application of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor''s sales incentives offered directly to consumers. Issue No. 03-10 requires that, upon certain criteria being met, consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor''s sales incentives offered directly to the consumer be classified as revenue. EITF Issue No. 03-10 is effective for fiscal periods beginning after November 25, 2003. The Company adopted this statement in the third quarter of fiscal 2004. The adoption of EITF Issue No. 03-10 had no material effect on the Company''s consolidated financial statements.

In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. The Company adopted the requirements of EITF Issue No. 03-01 during fiscal 2004. The adoption of EITF Issue No. 03-01 did not have a material impact on the Company''s consolidated financial statements.

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
	Percentage of Net Sales
	Twelve Months Ended
	May 29, 2004	May 31, 2003
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	62.3	62.5
Selling and Administrative Expenses	31.8	31.6
Depreciation	3.0	2.6
Interest Expense	0.2	0.1
Other Income, Net	(0.4)	(0.2)
	96.9	96.6
Other Revenue	0.9	0.8
Income from Continuing Operations Before Provision for Income Taxes	4.0	4.2
Provision for Income Taxes	1.5	1.6
Income from Continuing Operations	2.5%	2.7%

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

Twenty-four new and nine relocated Burlington Coat Factory department stores opened during fiscal 2004 contributed $165.5 million to this year''s net sales. Stores opened a year ago contributed $65.6 million to this year''s net sales from the beginning of fiscal 2004 to the anniversary of their opening date.

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

The MJM Designer Shoes stores contributed $29.4 million to this year''s sales compared with $19.4 million a year ago. As of May 29, 2004, eleven MJM Designer Shoes stores were operating.

Other Revenue

Other revenue (primarily consisting of rental income from leased departments, sublease rental income, layaway and alteration service charges, and other miscellaneous revenue items) increased to $26.6 million for fiscal 2004 compared with $23.1 million for the similar period of a year ago. Rental income increased by approximately $2.9 million during fiscal 2004 as compared with fiscal 2003. Rental income increases were primarily related to sublease rental and license fee income from new stores and from two shopping centers controlled by the Company.

Cost of Sales

Cost of sales increased $105.2 million (6.3%) for the twelve months ended May 29, 2004 compared with the twelve months ended May 31, 2003. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales as a percentage of net sales decreased slightly from 62.5% in fiscal 2003 to 62.3% in fiscal 2004. During fiscal 2004, initial margins remained relatively unchanged as compared with fiscal 2003. The improvement in margins was related primarily to slight decreases in markdowns and inventory shrinkage as a percentage of sales for fiscal 2004 as compared with fiscal 2003.

Selling and Administrative Expense

Selling and administrative expenses, including amortization of leasehold purchases, increased $61.0 million (7.2%) from the 2003 period to the 2004 period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2004 as compared with fiscal 2003 as well as a $5.0 million increase in the Company''s self funded insurance reserves. As a percentage of net sales, selling and administrative expenses was 31.8% for the twelve months ended May 29, 2004 and 31.6% for the twelve months ended May 31, 2003. As a percentage of net sales, payroll related costs declined 0.1% for fiscal 2004 compared with fiscal 2003 as a result of the Company''s budgetary controls over payroll expenditures. In addition, advertising expense declined 0.1% for the current fiscal year as compared with the similar period of a year ago. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the contractual lease payments and related ancillary costs associated to the relocation of several stores. During fiscal 2003 and 2002, the Company paid $0.4 million and $1.0 million of these costs, respectively. In addition, during fiscal 2002, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods of which $0.5 million was paid during fiscal 2004.

Depreciation Expense

Depreciation expense amounted to $84.5 million in the twelve months ended May 29, 2004 compared with $69.5 million in the twelve months ended May 31, 2003. This increase of $15.0 million in the fiscal 2004 period compared with the comparative 2003 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

Interest expense increased $3.1 million for the twelve months ended May 29, 2004 compared with the similar period of a year ago. The increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003 and to the Company''s capital lease obligations.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses from sale of assets and other miscellaneous items) increased to $10.3 million for fiscal 2004 compared with $6.0 million for the similar period of a year ago. Increases in investment income of approximately $0.6 million were offset by decreases of non-recurring items of $1.3 million. Interest income increases were the result of higher levels of investable funds during fiscal 2004 compared with fiscal 2003. In addition, $5.0 million in other nonrecurring income was recognized due to a reduction in reserve for disputed claims.

Income Tax

The provision for income taxes was $42.5 million for the twelve months ended May 29, 2004 and $42.9 million for the similar fiscal period a year ago. The effective tax rate for fiscal 2004 was 37.2% compared with 37.8% in the prior fiscal year. The decrease in the effective tax rate is primarily the result of prior year adjustments of state income taxes.

Income from Continuing Operations

Income from continuing operations amounted to $71.9 million for the year ended May 29, 2004 compared with $70.6 million for the comparative period of a year ago. Basic and diluted income per share from continuing operations was $1.61 per share and $1.61 per share, respectively, for fiscal 2004 compared with basic and diluted income per share from continuing operations of $1.59 per share for fiscal 2003.

Discontinued Operations

During the fiscal year ended May 29, 2004, the Company discontinued the operations of eight stores. Net sales for these stores amounted to $9.7 million in fiscal 2004. Gross margins amounted to $2.0 million for stores closed during fiscal 2004. Net loss from discontinued operations amounted to $3.9 million during fiscal 2004. During fiscal 2003, the Company closed eight stores. These eight stores and the eight stores closed in fiscal 2004 had sales of $28.4 million during fiscal 2003. Gross margins amounted to $9.8 million for stores closed during fiscal 2003. Net loss from discontinued operations amounted to $4.5 million during fiscal 2003. Loss per share from discontinued operations was $0.09 per share for fiscal 2004 and $0.10 per share for fiscal 2003.

Net Income

Net income increased $1.9 million to $68.0 million for the fiscal 2004 period from $66.1 million for the comparative 2003 period. Basic net income per share was $1.52 per share for fiscal 2004 compared with $1.49 per share for the comparative 2003 period. Diluted net income per share was $1.52 per share for fiscal 2004 as compared with $1.49 per share for fiscal 2003.

Results of Operations

Twelve Months Ended
May 31, 2003 and June 1, 2002

The following table sets forth certain items, relating to continuing operations, in the consolidated statements of operations as a percentage of net sales for the twelve months ended May 31, 2003 and June 1, 2002 (prior year information reclassified to conform to current year presentation).
	Percentage of Net Sales
	Twelve Months Ended
	May 31, 2003	June 1, 2002
Net Sales	100.0%	100.0%
Costs and Expenses:
Cost of Sales	62.5	62.5
Selling and Administrative Expenses	31.6	31.6
Depreciation	2.6	2.4
Interest Expense	0.1	-
Other Income, Net	(0.2)	(0.2)
	96.6	96.3
Other Revenue	0.8	0.8
Income from Continuing Operations Before Provision for Income Taxes	4.2	4.5
Provision for Income Taxes	1.6	1.7
Income from Continuing Operations	2.6%	2.8%

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

Other Revenue

Other Revenue (consisting of rental income from leased departments, sub-lease rental income, layaway and alteration service charges, and other miscellaneous revenue items) increased to $23.1 million for fiscal 2003 compared with $20.0 million for fiscal 2002. This increase of $3.1 million was primarily from additional alteration and layaway service charge income. Rental income decreased by approximately $0.1 million from a year ago.

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

Selling and Administrative Expense

Selling and administrative expenses, including amortization of leasehold purchases, increased $42.9 million (5.4%) from the 2002 period to the 2003 period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2003 as compared with fiscal 2002. As a percentage of net sales, selling and administrative expenses were 31.6% for the twelve months ended May 29, 2003 and the twelve months ended June 1, 2002. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the contractual lease payments and related ancillary costs associated with the relocation of several stores. During fiscal 2003 and 2002, the Company paid $0.4 million and $1.0 million of these costs, respectively. In addition, during fiscal 2002, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During fiscal 2003, the Company established a $0.4 million reserve for future lease obligations relating to a store closed during fiscal 2003.

Depreciation Expense

Depreciation expense amounted to $69.5 million in the twelve months ended May 31, 2003 compared with $59.9 million in the twelve months ended June 1, 2002. This increase of $9.6 million in the fiscal 2003 period compared with the comparative 2002 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the prior two fiscal years.

Interest Expense

Interest expense increased $1.8 million for the twelve months ended May 31, 2003 compared with the twelve months ended June 1, 2002. The increase in interest expense is due primarily to interest expense related to the Company''s capital leases. Interest expense related to capital lease obligations amounted to $2.1 million during fiscal 2003 as compared with $0.2 million during fiscal 2002. In addition, interest relating to the Company''s borrowings under its lines of credit amounted to $0.2 million during fiscal 2003 compared with $0.3 million during fiscal 2002.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses from the sale of assets and other miscellaneous items) decreased to $6.0 million for fiscal 2003 compared with $6.6 million for fiscal 2002. Decreases in investment income of $0.8 million were offset by increases in miscellaneous items of $0.2 million.

Income Tax

The provision for income taxes decreased to $42.9 million for the twelve months ended May 31, 2003 from $43.4 million for the twelve months ended June 1, 2002. This decrease in the tax provision was due to lower earnings. The effective tax rate for fiscal 2003 and fiscal 2004 was 37.8%. An increase in the Company''s effective state tax rate, net of federal tax benefit, of approximately 1.4% was offset by a one-time federal tax adjustment realized by the Company during the fiscal year ended May 29, 2004.

Income from Continuing Operations

Income from continuing operations decreased $0.8 million to $70.6 million for fiscal 2003 compared with fiscal 2002. Basic income from Continuing Operations per share was $1.59 per share for fiscal 2003 compared with $1.61 per share during fiscal 2002.

Discontinued Operations

During fiscal 2003, the Company closed eight stores. Net sales, gross margins and net loss on discontinued operations amounted to $28.4 million, $9.8 million and $4.5 million, respectively, for the twelve months ended May 31, 2003. Net sales, gross margins and net loss on discontinued operations from the stores closed in fiscal year 2003 amounted to $43.5 million, $14.5 million and $3.4 million, respectively, for the twelve months ended June 1, 2002.

Net Income

Net income decreased $1.9 million to $66.1 million for the fiscal 2003 period from $68.0 million for the comparative 2002 period. Basic net income per share was $1.49 per share for fiscal 2003 compared with $1.53 per share for the comparative 2002 period. Diluted net income per share was $1.49 per share for fiscal 2003 as compared with $1.53 per share for fiscal 2002.

Liquidity and Capital Resources

Overview

The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

During fiscal 2004, the Company opened twenty-one Burlington Coat Factory Warehouse department stores and three MJM Designer Shoes stores. The Company closed two Burlington Coat Factory stores, two MJM Designer Shoes stores, one Luxury Linens store, one Baby Depot store and relocated nine Burlington Coat Factory to new locations within their trading areas. Seven Decelle stores were closed during the current fiscal year. Three of these locations were converted to Burlington Coat Factory Warehouse department stores. Management expects two locations previously operated as Decelle stores to be converted to Cohoes stores during fiscal 2005. Expenditures incurred to acquire, set up and fixture new stores opened during fiscal 2004 were approximately $38.6 million. Expenditures for store relocations, store expansions and store refurbishings were approximately $72.7 million during fiscal 2004. During fiscal 2004, the Company acquired the leases of two stores for $0.2 million. In addition, expenditures during fiscal 2004 for store locations to be opened during fiscal 2005 amounted to $6.6 million. Expenditures incurred in the construction of the Company''s new distribution center in Edgewater Park, New Jersey amounted to $4.3 million. Other capital expenditures, consisting primarily of computer system enhancements amounted to $8.3 million for fiscal 2004. For fiscal 2005, the Company estimates that it will spend approximately $118.1 million for capital expenditures (i.e., building acquisitions, fixtures, equipment and leasehold improvements) in connection with the opening of approximately twenty-seven new stores (including store relocations), remodeling and expansion of existing stores, expansion of the Company''s home office and warehouse facilities, and computer enhancement projects.*

The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions. Additionally, the Company may consider strategic acquisitions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.*

Stock Repurchases

From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2004, the Company did not repurchase any shares of its stock. During fiscal 2004, the Company reissued 46,402 shares of treasury stock as part of its required contribution to the Company''s 401(k) and profit sharing plans. As of May 29, 2004 the Company had not authorized the repurchase of additional shares of stock.

Working Capital

Working capital increased to $330.0 million at May 29, 2004 from $195.2 million at May 31, 2003. At June 1, 2002, working capital was $236.3 million. The increase is primarily related to the proceeds received from the Company''s sale of $100.0 million of senior notes during fiscal 2004.

Net Cash from Operating Activities

Net cash provided by continuing operations activities of $28.6 million for fiscal 2004 decreased by $48.1 million from $76.7 million in net cash provided by operating activities for fiscal 2003. This decrease in net cash from operations was due primarily to an increase in the Company''s short term investment position, offset in part by an increase in the Company''s accounts payable position, as of May 29, 2004 compared with May 31, 2003.

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

Long-Term Borrowings and Capital Lease Obligations

The Company''s long-term borrowings at May 29, 2004 consisted of $100 million of Senior Notes issued to institutional investors in a private placement, an industrial development refunding bond of $6.4 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.5 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.7 million.

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

Loan from Burlington County Board of Freeholders. On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667, which began on February 1, 2002.

Senior Notes. On August 15, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., entered into a Note Purchase Agreement with a group of institutional investors for the sale of an aggregate of $100 million of Senior Notes. The Notes were issued on September 30, 2003 in two tranches. The Series A Notes aggregated $36 million at an interest rate of 4.06% due in various amounts from September 30, 2006 to September 30, 2010. The Series B Notes aggregated $64 million at an interest rate of 4.67% due in various amounts from September 30, 2007 to September 30, 2013. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

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

Lines of Credit

As of May 29, 2004 and May 31, 2003, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company''s lines of credit bear interest at or below the lending bank''s prime rate (4.00% at May 29, 2004). The Company had letter of credit commitments outstanding against the committed line of credit related to the purchase of inventory of $33.1 million at the end of fiscal 2004 and $26.4 million at the end of fiscal 2003. At May 29, 2004, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004 and $74.9 million during the second quarter of fiscal 2004. For the comparative periods of a year ago, the maximum borrowings were $43.5 million and $74.8 million, respectively. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. During the second quarter of fiscal 2004, the average borrowing under the lines of credit was $53.7 million at an average interest rate of 1.6%. Average borrowing during the first quarter of fiscal 2003 was $19.3 million at an average interest rate of 2.3%. During the second quarter of fiscal 2003, average borrowing was $47.3 million at an average interest rate of 2.3%. During the third and fourth quarters of fiscal 2004 and 2003, there were no borrowings under these lines of credit. Borrowings under the Company''s lines of credit were necessary during the current year''s first six months primarily because of the purchase of inventory during the period and capital expenditure requirements.

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

Contractual Obligations

The following table sets forth certain information regarding the Company''s contractual obligations as of May 29, 2004 (in millions):
		Payments Due During Fiscal Years
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-Term Debt	$ 107.9	$ 0.9	$ 0.9	$ 8.2	$17.4	$17.5	$ 63.0
Interest	27.7	4.8	4.8	4.6	4.1	3.3	6.1
Capital Lease Obligations	61.6	2.4	2.5	2.5	2.5	2.5	49.2
Operating Leases	585.9	114.6	96.4	86.7	71.4	54.2	162.6
Purchase Obligations	395.1	391.3	1.8	1.6	0.4	-	-
Other Long-Term Liabilities	-	-	-	-	-	-	-

Total	$1,150.5	$509.2	$101.6	$99.0	$91.7	$74.2	$274.8

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

The Company does not have any derivative financial instruments. The Company''s primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders'' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At May 29, 2004, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company''s fixed rate debt and capital lease obligations at May 29, 2004:

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

     None.

Item 9A. Controls and Procedures.

The Company's principal executive officer, Monroe G. Milstein, and the Company's principal financial officer, Robert LaPenta, have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of May 29, 2004. Based on their review, these officers have concluded that such disclosure controls and procedures were functioning effectively to provide reasonable assurance that the information required for the preparation of this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

In concluding that the Company's disclosure controls and procedures were effective as of May 29, 2004, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 3, "Restatement of Financial Statements," to the consolidated financial statements included within this Form 10-K/A. The Company's management also considered the materiality of the restatement adjustments on its consolidated balance sheet, statement of operations, and statement of stockholders' equity included in this Form 10-K/A and that these non-cash adjustments had no effect on historical or future cash flows or timing of payments under pertinent leases.

In connection with the Restatement and the filing of this Form 10-K/A, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, re-evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures as of the end of the period covered by this report were functioning effectively.

In concluding that the Company's disclosure controls and procedures were effective as of May 29, 2004, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 3, "Restatement of Financial Statements," to the condensed consolidated financial statements included within this Form 10-K/A. The Company's management also considered the materiality of the restatement adjustments on its consolidated balance sheet, statement of operations and statement of stockholders' equity included in this Form 10-K/A, and that these non-cash adjustments had no effect on historical or future cash flows or timing of payments under pertinent leases. Finally, the Company's management considered that restatements of financial statements in prior filings made with the SEC may be an indicator of the existence of weaknesses in the design or operation of internal control over financial reporting.

While the Company's principal executive officer and principal financial officer concluded that, as of May 29, 2004, disclosure controls and procedures are functioning effectively, the Company remains in the process of performing the system and process documentation, evaluation and testing required for management to provide an assessment of the effectiveness of the Company's internal control over financial reporting. At the end of fiscal 2005, the Company's management will be required under applicable securities laws to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accountant will be required to audit management's assessment. In the course of evaluating and testing its internal control of financial reporting, management may identify deficiencies that will need to be addressed and remediated.

No change in the Company's internal control over financial reporting occurred during the Company's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report.
		Page
1.	Financial Statements

	Index to Consolidated Financial Statements	39

	Report of Independent Registered Public Accounting Firm	40

	Consolidated Balance Sheets May 29, 2004 and May 31, 2003 (As restated)	41

	Consolidated Statements of Operations for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002 (As restated)	42

	Consolidated Statements of Stockholders'' Equity for the Years Ended June 1, 2002, May 31, 2003 and May 29, 2004 (As restated)	43

	Consolidated Statements of Cash Flows for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002 (As restated)	44

	Notes to Consolidated Financial Statements	45

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	68

	Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees'' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	2/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	3/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	4/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	2/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	2/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	2/

(1)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
(3)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company''s Quarterly Report on Form 10-Q for the quarter ended March 1, 2003. File No. 1-8739.
*	Executive Compensation Plan.

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	5/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	1/

21	Subsidiaries of Registrant	6/

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company''s Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
(6)	Incorporated by reference to Exhibits filed with Amendment No. 2 to the Company''s Annual Report on Form 10-K for the year ended May 29, 2004. File No. 1-8739.
*	Executive Compensation Plan

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
Description	Location
1) 1993 Stock Incentive Plan	Exhibit 10.2
2) 1998 Stock Incentive Plan	Exhibit 10.3
3) 2002 Stock Incentive Plan	Exhibit 10.4
4) Deferred Compensation Plan	Exhibit 10.10

(b)	Reports on Form 8-K

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(Registrant)
By:	/s/ Monroe G. Milstein Monroe G. Milstein, President
Dated:	April 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ Monroe G. Milstein Monroe G. Milstein	Chief Executive Officer and President (Principal Executive Officer); Director	April 12, 2005

/s/ Robert L. LaPenta Robert L. LaPenta, Jr.	Vice President-Chief Accounting Officer (Principal Financial and Accounting Officer)	April 12, 2005

/s/ Roman Ferber Roman Ferber	Director	April 12, 2005

/s/ Harvey Morgan Harvey Morgan	Director	April 12, 2005

/s/ Andrew R. Milstein Andrew R. Milstein	Director	April 12, 2005

/s/ Stephen E. Milstein Stephen E. Milstein	Director	April 12, 2005

/s/ Mark A. Nesci Mark A. Nesci	Director	April 12, 2005

/s/ Irving Drillings Irving Drillings	Director	April 12, 2005

[THIS PAGE INTENTIONALLY LEFT BLANK]

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page No.
Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets May 29, 2004 and May 31, 2003 (As restated)	41

Consolidated Statements of Operations for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002 (As restated)	42

Consolidated Statements of Stockholders'' Equity for the Years Ended June 1, 2002, May 31, 2003 and May 29, 2004 (As restated)	43

Consolidated Statements of Cash Flows for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002 (As restated)	44

Notes to Consolidated Financial Statements	45

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	68

Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and subsidiaries (the "Company") as of May 29, 2004 and May 31, 2003, and the related consolidated statements of operations, stockholders'' equity, and cash flows for each of the three years in the period ended May 29, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company''s management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

As discussed in Note 3, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 12, 2004 (April 11, 2005
as to the effects of the restatement discussed
in Note 3)

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)
	May 29, 2004	May 31, 2003
	(As Restated, See Note 3)	(As Restated, See Note 3)
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 29,817	$ 27,904
Restricted Cash and Cash Equivalents	9,304	8,826
Investments	168,474	15,266
Accounts Receivable (Net of Allowance for Doubtful Accounts of $5,108 in 2004 and $4,655 in 2003)	23,744	16,927
Merchandise Inventories	622,538	583,133
Deferred Tax Asset	19,660	16,050
Prepaid and Other Current Assets	17,131	15,378
Assets from Discontinued Operations	-	4,737

Total Current Assets	890,668	688,221

Property and Equipment (Net of Accumulated Depreciation)	624,894	576,161
Investments	23	22
Intangible Assets (Net of Accumulated Amortization of $12,137 in 2004 and $8,326 in 2003)	48,825	51,981
Other Assets	1,190	7,068
Deferred Tax Assets	13,578	13,596

Total Asset	$1,579,178	$1,337,049

LIABILITIES AND STOCKHOLDERS'' EQUITY

Current Liabilities:
Accounts Payable	$ 364,335	$ 312,124
Income Taxes Payable	20,829	10,458
Other Current Liabilities	174,450	164,773
Current Maturities of Long Term Debt	1,047	918

Total Current Liabilities	560,661	488,273

Long Term Debt	133,538	34,587
Other Liabilities	39,547	37,037

Commitments and Contingencies

Stockholders'' Equity:
Preferred Stock, Par Value $1; Authorized 5,000,000 shares, none issued and outstanding	-	-
Common Stock, Par Value $1; Authorized 100,000,000 shares; 49,808,217 issued at May 29, 2004; 49,765,797 shares issued at May 31, 2003	49,809	49,766
Capital in Excess of Par Value	23,016	22,031
Retained Earnings	831,926	765,284
Accumulated Other Comprehensive Income	2	1
Note Receivable from Stock Options Exercised	(63)	(83)
Treasury Stock at Cost; 2004- 5,172,628 shares; 2003- 5,219,031 shares	(59,258)	(59,847)

Total Stockholders'' Equity	845,432	777,152

Total Liabilities and Stockholders'' Equity	$1,579,178	$1,337,049

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except share data)
Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
	(As Restated, See Note 3)	(As Restated, See Note 3)	(As Restated, See Note 3)
REVENUES:

Net Sales	$2,846,438	$2,668,970	$2,533,708
Other Revenue	26,564	23,139	20,049

	2,873,002	2,692,109	2,553,757
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,773,495	1,668,326	1,583,634
Selling and Administrative Expenses	904,997	844,022	801,090
Depreciation	84,527	69,539	59,854
Interest Expense	5,866	2,784	965
Other Income, Net	(10,314)	(6,041)	(6,595)

	2,758,571	2,578,630	2,438,948

Income from Continuing Operations Before Provision for Income Tax	114,431	113,479	114,809

Provision for Income Tax	42,529	42,862	43,414

Income from Continuing Operations	71,902	70,617	71,395
Loss from Discontinued Operations (Net of Tax Benefit of $2,311 in 2004, $2,734 in 2003 and $2,035 in 2002)	(3,926)	(4,498)	(3,354)

Net Income	$ 67,976	$ 66,119	$ 68,041

Net Unrealized Gain on Securities, Net of Tax	1	3	1

Total Comprehensive Income	$ 67,977	$ 66,122	$ 68,042

Basic and Diluted Earnings Per Share: Basic Income from Continuing Operations	$ 1.61	$ 1.59	$ 1.61
Basic Loss from Discontinued Operations, Net of Tax	(0.09)	(0.10)	(0.08)
Basic Net Income	$ 1.52	$ 1.49	$ 1.53

Diluted Income from Continuing Operations	$ 1.61	$ 1.59	$ 1.61
Diluted Loss from Discontinued Operations, Net of Tax	(0.09)	(0.10)	(0.08)

Diluted Net Income	$ 1.52	$ 1.49	$ 1.53

Basic Weighted Average Shares Outstanding	44,583,092	44,476,085	44,418,290
Diluted Weighted Average Shares Outstanding	44,668,282	44,548,187	44,484,663
Dividends Per Share	$ .03	$ .02	$ .02

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'' EQUITY
FISCAL YEAR ENDED JUNE 1, 2002, MAY 31, 2003 AND MAY 29, 2004
(All amounts in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Note Receivable from Options Exercised	Treasury Stock	Total
Balance at June 2, 2001 (as previously reported)	$49,715	$20,538	$646,113	($3)	($100)	($60,992)	$655,271
Adjustment			(13,208)				(13,208)
Balance at June 2, 2001 (As Restated, See Note 3)	$49,715	$20,538	$632,905	($3)	($100)	($60,992)	$642,063
Comprehensive Income:
Net Income (As Restated, See Note 3)			68,041				68,041
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				1			1
Total Comprehensive Income (As Restated, See Note 3)							68,042
Stock Options Exercised	34	407					441
Treasury Stock Transactions		314				495	809
Dividends			(888)				(888)

Balance at June 1, 2002 (As Restated, See Note 3)	49,749	21,259	700,058	(2)	(100)	(60,497)	710,467
Comprehensive Income:
Net Income (As Restated, See Note 3)			66,119				66,119
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				3			3
Total Comprehensive Income (As Restated, See Note 3)							66,122
Stock Options Exercised	17	505					522
Repayment of Note Receivable from Options Exercised					17		17
Treasury Stock Transactions		267				650	917
Dividends			(893)				(893)

Balance at May 31, 2003 (As Restated, See Note 3)	49,766	22,031	765,284	1	(83)	(59,847)	777,152
Comprehensive Income:
Net Income (As Restated, See Note 3)			67,976				67,976
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				1			1
Total Comprehensive Income (As Restated, See Note 3)							67,977
Stock Options Exercised	43	985					1,028
Repayment of Note Receivable from Options Exercised					20		20
Treasury Stock Transactions						589	589
Dividends			(1,334)				(1,334)

Balance at May 29, 2004 (As Restated, See Note 3)	$49,809	$23,016	$831,926	$2	($63)	($59,258)	$845,432

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
	Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
	(As Restated, See Note 3)	(As Restated, See Note 3)	(As Restated, See Note 3)
OPERATING ACTIVITIES
Net Income	$ 67,976	$ 66,119	$ 68,041
Loss from Discontinued Operations	3,926	4,498	3,354
Income from Continuing Operations	71,902	70,617	71,395

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	84,527	69,539	59,854
Provision for Losses on Accounts Receivable	9,201	9,895	12,108
Provision for Deferred Income Taxes	(3,592)	(11,844)	(734)
Gain on Disposition of Fixed Assets	(1,710)	(1,464)	(1,924)
Unrealized (Gain) Loss on Investments	469	(113)	-
Non-Cash Rent Expense and Other	7,018	5,109	2,420

Changes in Assets and Liabilities:
Investments	(153,677)	(15,153)	-
Accounts Receivable	(16,522)	(11,503)	(11,219)
Merchandise Inventories	(39,405)	(18,481)	(29,223)
Prepaids and Other Current Assets	(1,753)	16,404	3,079
Accounts Payable	52,211	(60,602)	112,048
Other Current Liabilities and Income Taxes Payable	21,055	26,484	20,633
Deferred Rent Incentives	(1,142)	(2,228)	(1,711)
Net Cash Provided by Continuing Operations	28,582	76,660	236,726
Net Cash Used in Discontinued Operations	(1,584)	(2,531)	(2,982)
Net Cash Provided by Operating Activities	26,998	74,129	233,744

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(130,621)	(147,071)	(164,795)
Change in Restricted Cash and Cash Equivalents	(478)	(2,626)	(6,200)
Proceeds from Sale of Fixed Assets	7,310	3,230	5,647
Proceeds from Sale of Held-to-Maturity Investments	-	-	6,200
Lease Acquisition Costs	(225)	(18,779)	(24,769)
Issuance of Notes Receivable	(85)	(6,350)	(2,965)
Receipts Against Long-Term Notes Receivable	729	4,089	60
Other	(31)	759	113

Net Cash Used in Investing Activities by Continuing Operations	(123,401)	(166,748)	(186,709)
Net Cash Used in Investing Activities by Discontinued Operations	(468)	(1,863)	(3,323)
Net Cash Used in Investing Activities	(123,869)	(168,611)	(190,032)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(921)	(934)	(707)
Proceeds from Long Term Debt	100,000	-	2,000
Issuance of Common Stock Upon Exercise of Stock Options	1,028	522	441
Treasury Stock Transactions	589	917	809
Debt Issuance Costs	(578)	-	-
Payment of Dividends	(1,334)	(893)	(888)

Net Cash Provided by (Used in) Financing Activities	98,784	(388)	1,655

Increase (Decrease) in Cash and Cash Equivalents	1,913	(94,870)	45,367
Cash and Cash Equivalents at Beginning of Period	27,904	122,774	77,407
Cash and Cash Equivalents at End of Period	$ 29,817	$ 27,904	$122,774

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$ 5,160	$ 2,792	$ 969

Income Taxes Paid	$ 33,372	$ 46,744	$ 44,991

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital Lease Obligation	$ -	$ 13,366	$ 13,715

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

A. Summary of Significant Accounting Policies

1. Business

Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company") operate stores, in 42 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse" (three hundred twenty-nine stores), "Cohoes Fashions"(five stores), "Luxury Linens" (three stores), "Totally 4 Kids" (one store) and "MJM Designer Shoes" (eleven stores). Cohoes Fashions offers merchandise in the middle to higher price range. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. Totally 4 Kids is a moderate to upscale concept store offering maternity wear, baby furniture, children''s wear from toddlers up to teens, children''s books, toys, computer software for kids and educational tapes in a family environment. MJM Designer Shoes offers moderately priced designer and fashion shoes. During fiscal 2004, the Company closed its seven stores which had operated under the name "Decelle" and its one store which had operated under the name "Baby Depot." Three of the Decelle stores were converted to Burlington Coat Factory Warehouse stores.

2. Principles of Consolidation

The consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except three. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. The Company maintains a fifty percent interest in a third investment in which it maintains managerial and financial control. These investments are consolidated, net of their minority interest. All significant intercompany accounts and transactions have been eliminated.

3. Restatement of Financial Statements

Subsequent to the issuance of the Company''s fiscal 2004 financial statements, the Company''s management reviewed its accounting for leases with renewal options. Historically, the Company recorded rent expense on a straight-line basis over the fixed initial term, with the term commencing when rental payments actually began, and computed depreciation/amortization on the related leasehold improvements and other long-lived assets located on these properties over their useful lives. The Company restated the financial statements to recognize rent expense on a straight-line basis over the expected lease term, including rent holidays and option periods where exercise of such option periods is reasonably assured. In addition, the commencement date of the period over which rental expense is recognized is the earlier of the date on which the Company becomes legally obligated for rental payments or the date on which the Company takes possession of the property. The resulting adjustments did not affect historical or future cash flows or timing of payments under pertinent leases.

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated the financial statements to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

In addition, the Company previously netted in fiscal year 2004''s Selling and Administrative Expenses a $5.0 million reduction in its reserve for disputed claims. The Company has restated the financial statements to reduce the disputed claim liability by recording it as an increase in Other Income, Net.

Also, the Company previously reconciled included restricted cash and cash equivalents as part of and restricted cash and cash equivalents in the consolidated statements of cash flows. The Company has restated the consolidated statements of cash flows for the year ended May 29, 2004 to treat only unrestricted amounts as for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002 to reconcile cash and cash equivalents.

The following is a summary of the impact of the Restatement on the Company''s consolidated balance sheets at May 29, 2004 and May 31, 2003, and the Company''s consolidated statements of operations for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002.

(dollar amounts in thousands, except per share amounts)
Year Ended May 29, 2004
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Property and Equipment (Net of Accumulated Depreciation)	619,573	5,321	624,894
Intangible Assets (Net of Accumulated Amortization)	38,025	10,800	48,825
Deferred Tax Assets	6,510	7,068	13,578

Total Assets	1,555,989	23,189	1,579,178

LIABILITIES AND STOCKHOLDERS'' EQUITY
Other Current Liabilities	167,558	6,892	174,450
Other Liabilities	12,792	26,755	39,547
Retained Earnings	842,384	(10,458)	831,926
Total Stockholders'' Equity	855,890	(10,458)	845,432
Total Liabilities and Stockholders'' Equity	1,555,989	23,189	1,579,178

Year Ended May 31, 2003
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Property and Equipment (Net of Accumulated Depreciation)	570,585	5,576	576,161
Intangible Assets (Net of Accumulated Amortization)	44,567	7,414	51,981
Deferred Tax Assets	6,263	7,333	13,596

Total Assets	1,316,726	20,323	1,337,049

LIABILITIES AND STOCKHOLDERS'' EQUITY
Other Current Liabilities	156,874	7,899	164,773
Other Liabilities	13,744	23,293	37,037
Retained Earnings	776,153	(10,869)	765,284
Total Stockholders'' Equity	788,021	(10,869)	777,152
Total Liabilities and Stockholders'' Equity	1,316,726	20,323	1,337,049

Year Ended May 29, 2004
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Other Revenue	31,878	(5,314)	26,564
COSTS AND EXPENSES
Selling and Administrative Expenses	902,621	2,376	904,997
Depreciation	82,271	2,256	84,527
Other Income, Net	-	(10,314)	(10,314)
Total Costs and Expenses	2,764,253	(5,682)	2,758,571

Income From Continuing Operations Before Provision for Income Taxes	114,063	368	114,431
Provision for Income Taxes	42,385	144	42,529

Income from Continuing Operations	71,678	224	71,902
Loss from Discontinued Operations (Net of Tax Benefit)	(4,113)	187	(3,926)
Net Income	67,565	411	67,976

Total Comprehensive Income	67,566	411	67,977

Diluted Earnings Per Share:

Diluted Income from Continuing Operations	$1.60	0.01	$1.61
Diluted Net Income	$1.51	0.01	$1.52

Year Ended May 31, 2003
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Other Revenue	29,180	(6,041)	23,139
Costs and Expenses
Selling and Administrative Expenses	847,755	(3,733)	844,022
Depreciation	67,997	1,542	69,539
Other Income, Net	-	(6,041)	(6,041)
Total Costs and Expenses	2,586,862	(8,232)	2,578,630

Income from Continuing Operations Before Provision for Income Taxes	111,288	2,191	113,479
Provision for Income Taxes	41,978	884	42,862

Income from Continuing Operations	69,310	1,307	70,617
Loss from Discontinued Operations, Net of Tax Benefit	(4,353)	(145)	(4,498)

Net Income	64,957	1,162	66,119

Total Comprehensive Income	64,960	1,162	66,122

Basic and Diluted Earnings Per Share:

Basic Income from Continuing Operations	$1.56	0.03	$1.59
Basic Net Income	$1.46	0.03	$1.49
Diluted Income from Continuing Operations	$1.56	0.03	$1.59
Diluted Net Income	$1.46	0.03	$1.49

Year Ended June 1, 2002
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Other Revenue	26,644	(6,595)	20,049
Costs and Expenses
Selling and Administrative Expenses	803,612	(2,522)	801,090
Depreciation	58,451	1,403	59,854
Other Income, Net	-	(6,595)	(6,595)
Total Costs and Expenses	2,446,662	(7,714)	2,438,948

Income from Continuing Operations Before Provision for Income Taxes	113,690	1,119	114,809
Provision for Income Taxes	42,987	427	43,414

Income from Continuing Operations	70,703	692	71,395
Loss from Discontinued Operations	(3,839)	485	(3,354)

Net Income	66,864	1,177	68,041

Total Comprehensive Income	66,865	1,177	68,042

Basic and Diluted Earnings Per Share:

Basic Income from Continuing Operations	$1.60	$0.01	$1.61
Basic Loss from Discontinued Operations	(0.09)	0.01	(0.08)
Basic Net Income	1.51	0.02	1.53
Diluted Income from Continuing Operations	1.59	0.02	1.61
Diluted Loss from Discontinued Operations	(0.09)	0.01	(0.08)
Diluted Net Income	1.50	0.03	1.53

4. Use of Estimates

The Company''s consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Certain amounts included in the consolidated financial statements are estimated based on currently available information and management''s judgment as to the outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, actual results could differ from these estimates.

5. Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalent investments amounted to $12.3 million at May 29, 2004 and $13.8 million at May 31, 2003. The Company is required to maintain compensating cash balances at two of its banks amounting to $0.4 million at May 29, 2004.

6. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of $0.4 million of compensating cash balances at two of the Company''s banks, $6.3 million pledged as collateral for certain insurance contracts and $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

7. Investments

The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. The Company''s debt securities not classified as held-to-maturity are classified as trading securities and are carried at fair market value, with unrealized gains and losses included in earnings. The Company''s investments not classified as held-to-maturity or trading securities are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders'' equity.

8. Inventories

Merchandise inventories as of May 29, 2004 and May 31, 2003 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item cost of sales in the Company''s statement of operations. Costs associated with the Company''s warehousing, distribution, buying, inspection and store receiving functions are included in the line items selling and administrative expenses and depreciation expense in the Company''s statement of operations. Also included in selling and administrative expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

9. Property and Equipment

Property and equipment are stated at cost and depreciation is computed on the straight line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are depreciated over a ten year period or lease term, whichever is less. Repairs and maintenance expenditures are charged to expense as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in Depreciation on the Consolidated Statement of Operations.

10. Intangible Assets

The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company''s intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, including option periods where the exercise of the option period can be reasonably assured which approximates the leasehold''s useful life. Amortization of intangibles is included in selling and administrative expense in the Company''s statement of operations.

11. Other Assets

Other assets consist primarily of notes receivable.

12. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, unredeemed store credits and gift certificates, accrued insurance costs, accrued operating expenses, payroll taxes payable, current portion of deferred rents and other miscellaneous items.

13. Other Liabilities

Other liabilities primarily consist of deferred lease incentives and the net accumulation of excess straight line rent expense over actual rental expenditures. Deferred lease incentives are funds received from landlords used primarily to offset the costs of store remodeling. These deferred lease incentives are amortized over the expected lease term including rent holidays and option periods where the exercise of the option can be reasonably assured.

14. Store Opening Expenses

Expenses related to new store openings are charged to operations in the period incurred.

15. Derivatives and Hedging Activities

The Company does not have any derivative financial instruments.

16. Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes for 2004, 2003 and 2002 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

17. Basic and Diluted Income Per Share

SFAS No. 128, Earnings Per Share, requires dual presentation of basic and diluted earnings per share and requires reconciliation of the numerators and denominators of the basic and diluted earnings per share calculation.

Basic and diluted income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of diluted income per share from continuing operations are as follows:

	Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
	(all amounts in thousands, except per share data)
Income from Continuing Operations	$71,902	$70,617	$71,395
Weighted Average Shares Outstanding	44,583	44,476	44,418
Effect of Dilutive Stock Options	85	72	66
Weighted Average Shares Out- standing, Assuming Dilution	44,668	44,548	44,484
Diluted Income Per Share from Continuing Operations	$ 1.61	$ 1.59	$ 1.61

Options to purchase 1,900 shares, 28,420 shares and 1,900 shares of common stock were outstanding during fiscal 2004, fiscal 2003 and fiscal 2002, respectively, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options'' exercise price is greater than the average market price of common shares and therefore would be antidilutive.

18. Other Revenue

Other Revenue consists of rental income received from leased departments, subleased rental income, layaway and alteration service charges and other miscellaneous items. Rental income from leased departments amounted to $9.1 million, $8.4 million and $9.1 million for the years ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively.

19. Advertising Costs

The Company''s net advertising costs consist primarily of newspaper and television costs. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors'' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. The production costs of net advertising are charged to expense as incurred. Net advertising expenses, included in Selling and Administrative Expenses on the Consolidated Statement of Operations, for the twelve months ended May 29, 2004, May 31, 2003 and June 1, 2002 were $61.5 million, $61.2 million, and $62.1 million, respectively.

20. Impairment of Long Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected discounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. For the fiscal years ended May 29, 2004 and May 31, 2003, the Company recorded impairment charges related to leasehold improvements of various stores of $1.9 million and $1.2 million, respectively. No impairment charges were recorded in fiscal 2002. The impairment charges were recorded under the caption "Depreciation Expense" in the Company''s Consolidated Statement of Operations.

21. Discontinued Operations

The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed where sales by another store will not absorb the closed store''s sales, are included in the Company''s calculation of discontinued operations. In accordance with SFAS No. 144, the Company''s discontinued operations reflect the operating results for the eight stores closed during each of fiscal years 2004 and 2003.
	Year Ended
	May 29, 2004	May 31, 2003	June 1, 2002
Revenues	$9,821	$28,458	$43,665
Gross Margin	2,025	9,760	14,488
Selling and Administrative Expenses	5,851	15,268	18,866
Depreciation	773	1,097	1,157
Loss from Discontinued Operations Before Income Tax Benefit	(6,237)	(7,232)	(5,389)
Loss from Discontinued Operations, Net of Tax	($3,926)	($4,498)	($3,354)

22. Stock-Based Compensation

SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company''s stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note N). No stock options were issued by the Company during fiscal 2003 or fiscal 2004. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):
	Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
Net income as reported	$67,976	$66,119	$68,041
Expense under fair value method, net of tax effect	-	(708)	(374)
Pro forma net income	$67,976	$65,411	$67,667
Income per share:
Basic - as reported	$ 1.52	$ 1.49	$ 1.53
Diluted - as reported	$ 1.52	$ 1.49	$ 1.53
Basic - pro forma	$ 1.52	$ 1.47	$ 1.52
Diluted - pro forma	$ 1.52	$ 1.47	$ 1.52

23. Comprehensive Income

The Company presents comprehensive income as a component of stockholders'' equity in accordance with SFAS No. 130, Reporting Comprehensive Income.

24. Revenue Recognition

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

25. Other Income, Net

Other Income, Net consists of investment income, gains and losses from disposition of fixed assets and other miscellaneous income items.

26. Vendor Rebates and Allowances

The Company receives various incentives in the form of discounts and allowances from its vendors based on the volume of purchases or for services that the Company provides to the vendor. These incentives received from the vendors include rebates, allowances and promotional funds. The amounts received are subject to changes in market conditions, vendor marketing strategies and changes in profitability or sell-through of the vendor''s merchandise. Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. Issue No. 02-16 specifically address whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. The Company adopted EITF Issue No. 02-16 effective as of January 1, 2003. Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down.

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

27. Capitalized Computer Software Costs

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

28. Recent Accounting Pronouncements

a. In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses accounting standards for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on June 1, 2003. The adoption did not have a material effect on the Company''s earnings or financial position.

b. In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123. SFAS No. 148 amends FASB No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board ("APB") Opinion No. 28, Interim Financial Reporting. It provides for alternative methods of transition for an entity which voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of an entity''s accounting for stock-based compensation on both an annual and interim financial reporting basis. Certain provisions of FASB No. 148 related to FASB No. 123 and APB No. 28 are effective for reports containing condensed financial statements for interim periods beginning after December 15, 2002. All other provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of SFAS No. 148.

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

d. In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement''s scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements, while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the second quarter of fiscal 2004. The adoption of SFAS No. 150 had no material effect on its consolidated financial statements.

In November 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. Management will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company''s financial statements.

e. In January of 2003, the FASB issued FASB Interpretation ("FIN") No. 46, Consolidation of Variable Interest Entities. FIN No. 46 requires the consolidation of entities that cannot finance their activities without the support of other parties and that lack certain characteristics of a controlling interest, such as the ability to make decisions about the entity''s activities via voting rights or similar rights. The entity that consolidates the variable interest entity is the primary beneficiary of the entity''s activities. In December 2003, the FASB revised FIN 46 ("FIN 46R"), which delayed the required implementation date for entities that do not have an interest in variable interest entities or potential variable interest entities for periods ending after March 15, 2004. The Company adopted this interpretation for fiscal year ended May 29, 2004. The adoption of FIN 46R did not have a material effect on the Company''s consolidated financial statements.

f. In November 2003, the EITF issued EITF Issue No. 03-10, Application of EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Consumers by Manufacturers. This Issue addresses the financial statement classification of consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor''s sales incentives offered directly to consumers. Issue No. 03-10 requires that, upon certain criteria being met, consideration received by a reseller from a vendor that is reimbursement by the vendor for honoring the vendor''s sales incentives offered directly to the consumer be classified as revenue. EITF Issue No. 03-10 is effective for fiscal periods beginning after November 25, 2003. The Company adopted this statement in the third quarter of fiscal 2004. The adoption of EITF Issue No. 03-10 had no material effect on the Company''s consolidated financial statements.

g. In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. The Company adopted the requirements of EITF Issue No. 03-01 during fiscal 2004. The adoption of EITF Issue No. 03-01 did not have a material impact on the Company''s consolidated financial statements.

29. Reclassifications

Certain reclassifications have been made to the current year''s interim financial information and to the prior years'' financial statements to conform to the classifications used in the current year. These reclassifications primarily relate to the treatment of discontinued store operations.

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

During fiscal 2002, $6.2 million of the Company''s held-to-maturity investments were called by the issuing authority. Proceeds from the sale of these investments were used to purchase money market investments which are classified as restricted cash and cash equivalents on the Company''s balance sheet at May 29, 2004 and May 31, 2003. Money market investments amounting to $6.3 million are pledged as collateral for certain insurance contracts, for which the related liability is classified in other current liabilities.

C. Property and Equipment

Property and equipment consists of (in thousands):
	May 29, 2004
	Owned	Capital Leases	Total
Land	$ 46,458	-	$ 46,458
Buildings	195,158	$27,081	222,239
Store Fixtures and Equipment	431,542	-	431,542
Leasehold Improvements	345,206	-	345,206
Construction in Progress	6,339	-	6,339
	1,024,703	27,081	1,051,784
Less Accumulated Depreciation	(425,156)	(1,734)	(426,890)
	$ 599,547	$25,347	$ 624,894

	May 31, 2003
	Owned	Capital Leases	Total
Land	$ 44,716	-	$ 44,716
Buildings	156,992	$27,081	184,073
Store Fixtures and Equipment	383,591	-	383,591
Leasehold Improvements	284,472	-	284,472
Construction in Progress	31,030	-	31,030
	900,801	27,081	927,882
Less Accumulated Depreciation	(350,979)	(742)	(351,721)
	$549,822	$26,339	$576,161

D. Intangible Assets

Intangible assets consist primarily of leasehold purchases, which are amortized over the minimum lease term, including option periods where the exercise of the option period can be reasonably assured. Intangible assets as of May 29, 2004 and May 31, 2003 are as follows (all amounts in thousands):
	May 29, 2004			May 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,920	$11,820	$48,100	$59,844	$ 8,084	$51,760
Other	1,042	317	725	463	242	221
	$60,962	$12,137	$48,825	$60,307	$ 8,326	$51,981

Amortization expense amounted to $3.9 million, $3.6 million and $2.2 million for the twelve months ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2005 - $4.1 million; fiscal 2006 - $3.6 million; fiscal 2007 - $3.5 million; fiscal 2008 - $3.5 million; fiscal 2009 - $3.3 million. Leaseholds acquired during the twelve months ended May 29, 2004 and May 31, 2003 amounted to $0.2 million and $18.8 million, respectively. Leaseholds acquired during the current fiscal year have a weighted average amortization period of approximately fourteen years.

E. Accounts Payable

Accounts payable consists of (in thousands):

	May 29, 2004	May 31, 2003
Accounts Payable-Trade	$355,007	$294,328
Other	9,328	17,796

	$364,335	$312,124

F. Store Exit Costs

During the fourth quarter of fiscal 2001, the Company approved a plan to relocate several stores during fiscal 2002. At that time, the Company established a reserve of $2.4 million for contractual lease payments and related ancillary expenses to be incurred subsequent to the closing of these stores. During fiscal 2002, the Company paid $1.0 million of these costs. In addition, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During the first six months of fiscal 2003, $0.4 million of payments for rent and other rent related expenses were applied against this reserve. As of May 31, 2003, all costs related to the store closings had been paid.

In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores existing beyond May 31, 2003. During fiscal 2004, $0.1 million of these costs were paid. The remaining $0.3 million will be paid during fiscal 2005. The Company believes that this reserve is adequate to cover the expected contractual lease payments and other ancillary costs related to the closings.

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

As of May 29, 2004, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company''s lines of credit bear interest at or below the lending bank''s prime rate (4.00% at May 29, 2004). Letters of credit, related to inventory purchases, outstanding against these lines were $33.1 million and $26.4 million at May 29, 2004 and May 31, 2003, respectively.

At May 29, 2004, the Company had no borrowing under these lines of credit. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004 and $74.9 million during the second quarter of fiscal 2004. For the comparative periods of a year ago, the maximum borrowing was $43.5 million and $74.8 million, respectively. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. During the second quarter of fiscal 2004, the average borrowing under the lines of credit was $53.7 million at an average interest rate of 1.6%. Average borrowing during last year''s first quarter was $19.3 million at an average interest rate of 2.3%. During the second quarter of last year, average borrowing was $47.3 million at an average interest rate of 2.3%. During the third and fourth quarters of fiscal 2004 and 2003, there were no borrowings under these lines of credit. Borrowings under the Company''s lines of credit were necessary during the first six months of fiscal 2003 and fiscal 2004 primarily because of the purchase of inventory during the periods and capital expenditure requirements.

Short-term borrowings against these lines of credit bear interest at or below the lending bank''s prime rate (4.00% at May 29, 2004).

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

On September 30, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., completed the sale of an aggregate of $100 million of Senior Notes to a group of institutional investors in a private placement. The Notes were issued in two tranches. The Series A Notes aggregate $36 million at an interest rate of 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010. The Series B Notes aggregate $64 million at an interest rate of 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

The Industrial Revenue Bonds were issued in connection with the construction of the Company''s existing distribution center. The Bonds are secured by a first mortgage on the Company''s existing distribution center. Indebtedness, totaling $6.4 million, is secured by land and buildings with a net book value of $16.5 million at May 29, 2004, and payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $6.6 million.

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

Scheduled maturities of the Company''s capital lease obligations in each of the next five fiscal years is as follows: 2005 - $0.2 million; 2006 - $0.3 million; 2007 - $0.3 million; 2008 - $0.3 million; and 2009 - $0.3 million.

As of May 29, 2004, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At May 29, 2004, $815.4 million of the Company''s retained earnings of $842.4 million were unrestricted and available for the payment of dividends under the most restrictive terms of the agreements.

I.  Note Receivable from Stock Options Exercised

During fiscal 2000, the Company made a loan to an officer of the Company in the amount of $204,345. The loan was made in the form of a demand note having an annual interest rate of 5.57% for the purpose of enabling the officer to purchase shares of the Company''s Common Stock pursuant to expiring options. During fiscal 2002, the demand note was replaced with a five-year term note with a principal balance of $204,345 and an annual interest rate of 4.64%. The loan is secured by a mortgage on the officer''s residence. The portion of the loan related to the exercise price of the options exercised is reflected in Stockholders'' Equity in the Company''s Consolidated Balance Sheet as Notes Receivable from Stock Options Exercised in the amount of $0.1 million.

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

Total rental expenses, included in Selling and Administrative Expense on the Consolidated Statement of Operations, under operating leases for the periods ended May 29, 2004, May 31, 2003, and June 1, 2002 were $113.6 million, $106.5 million and $100.9 million, respectively, including contingent rentals of $1.2 million, $2.2 million and $2.5 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $17.7 million, $14.7 million and $14.5 million, which has been included in other income for the periods ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively.

The Company has irrevocable letters of credit in the amount of $13.9 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.

K. Employee Retirement Plans

The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code. Membership in the salary deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company''s contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the twelve months ended May 29, 2004, May 31, 2003 and June 1, 2002 were $10.6 million, $11.2 million and $8.7 million, respectively.

L. Income Taxes

The provision for income taxes is summarized as follows (in thousands):
Period Ended	2004	2003	2002
Current:
Federal	$36,803	$43,240	$36,842
State and other	7,007	8,732	5,271

Subtotal	43,810	51,972	42,113
Deferred	(3,592)	(11,844)	(734)

Total	$40,218	$40,128	$41,379

The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below (in thousands):
Period Ended	2004	2003	2002

Continuing Operations	$42,529	$42,862	$43,414
Discontinued Operations	(2,311)	(2,734)	(2,035)

Total	$40,218	$40,128	$41,379

A reconciliation of the Company''s effective tax rate with the statutory federal tax rate is as follows:

Period Ended	2004	2003	2002

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes net of federal benefit	3.7	4.7	3.0
Other charges	(1.5)	(1.9)	(.2)

Effective tax rate	37.2%	37.8%	37.8%

Deferred income taxes for 2004, 2003 and 2002 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

Temporary differences which give rise to deferred tax assets and liabilities at May 29, 2004 and May 31, 2003 are as follows (in thousands):
Period Ended	2004		2003
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Current:
Allowance for doubtful accounts	$ 2,020		$ 1,829
Compensated absences	1,287		1,288
Inventory costs and reserves capitalized for tax purposes	9,171		8,037
Insurance reserves	6,035		4,950
Prepaid items deductible for tax purposes		$1,929		$1,794
Other	3,076		1,740
	$21,589	$1,929	$17,844	$1,794
Non-Current:
Depreciation		$11,162		$10,241
Accounting for rent expense	$13,989		$13,534
Pre-opening costs	10,751		10,303

	$24,740	$11,162	$23,837	$10,241

     No valuation allowance is deemed necessary.

M. Supplementary Income Statement Information
Period Ended	2004	2003	2002
	(in thousands)
Repairs and Maintenance	$38,397	$36,354	$32,701

N. Incentive Plans

In November 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 540,000 shares of common stock have been reserved for issuance under the 1993 Plan. This plan expired in August, 1998. In October, 1998, the stockholders of the Company approved a stock incentive plan (the "1998 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 350,000 shares of common stock have been reserved for issuance under the 1998 Plan. In October 2002, the stockholders of the Company approved a stock incentive plan (the "2002 Plan") authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 140,000 shares of common stock have been reserved for issuance under the 2002 Plan. A summary of stock options transactions in fiscal periods 2002, 2003 and 2004 is as follows:

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

The following table summarizes information about the stock options outstanding under the Company''s option plans as of May 29, 2004:

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

O.  Interim Financial Information (Unaudited)
          (All amounts in thousands, except per share data)

Fiscal Year Ended May 29, 2004-As restated
	13 Weeks Ended
	August 30, 2003	November 29, 2003	February 28, 2004	May 29, 2004
Net Sales	$525,473	$786,658	$853,484	$680,823

Gross Margin	192,529	299,683	302,638	278,093
Income (loss) from Continuing Operations	(15,525)	27,924	37,445	22,059
Income (Loss)	(16,838)	27,182	36,018	21,615
Income(Loss) per Common Share from Continuing Operations -- Basic and Diluted:
Income (Loss) -- Basic	($0.35)	$ 0.63	$ 0.84	$ 0.49
Income (Loss) -- Diluted	($0.35)	$ 0.63	$ 0.84	$ 0.49

Net Income (Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.38)	$ 0.61	$ 0.81	$ 0.48
Net Income (Loss) -- Diluted	($0.38)	$ 0.61	$ 0.81	$ 0.48

Fiscal Year Ended May 31, 2003-As restated
	13 Weeks Ended
	August 31, 2002	November 30, 2002	March 1, 2003	May 31, 2003
Net Sales	$499,062	$774,799	$792,452	$602,657

Gross Margin	178,665	304,808	282,017	235,154
Income (Loss) from Continuing Operations	(13,868)	42,842	37,303	4,340
Income (Loss)	(16,029)	41,649	36,363	4,136
Income(Loss) per Common Share from Continuing Operations -- Basic and Diluted:
Income (Loss) -- Basic	($0.31)	$ 0.96	$ 0.84	$ 0.10
Income (Loss) -- Diluted	($0.31)	$ 0.96	$ 0.84	$ 0.10

Net Income (Loss) per Common Share -- Basic and Diluted:
Net income (Loss) -- Basic	($0.36)	$ 0.94	$ 0.82	$ 0.09
Net income (Loss) -- Diluted	($0.36)	$ 0.93	$ 0.82	$ 0.09

Fiscal Year Ended May 29, 2004-As previously filed
	13 Weeks Ended
	August 30, 2003	November 29, 2003	February 28, 2004	May 29, 2004
Net Sales	$506,104	$782,777	$799,916	$608,562

Gross Margin	$180,286	$307,424	$285,575	$237,119
Net Income (Loss)	($16,063)	$ 41,581	$ 36,726	$ 2,713
Net income(Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.36)	$ 0.93	$ 0.83	$ 0.06
Net Income (Loss) -- Diluted	($0.36)	$ 0.93	$ 0.82	$ 0.06

Fiscal Year Ended May 31, 2003-As previously filed
	13 Weeks Ended
	August 31, 2002	November 30, 2002	March 1, 2003	May 31, 2003
Net Sales	$506,104	$782,777	$799,916	$608,562

Gross Margin	$180,286	$307,424	$285,575	$237,119
Net Income (Loss)	($16,063)	$ 41,581	$ 36,726	$ 2,713
Net Income(Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.36)	$ 0.93	$ 0.83	$ 0.06
Net Income (Loss) -- Diluted	($0.36)	$ 0.93	$ 0.82	$ 0.06

Results of quarterly operations are impacted by the highly seasonal nature of the Company''s business and timing of certain holiday selling seasons. Quarterly results may not total year-to-date amounts due to rounding. Income from Continuing Operations before Provision for Income Tax was $33.3 million for the three months ended May 29, 2004 as compared with $4.9 million for the similar period of a year ago. During interim periods, estimates are used to charge inventory shrinkage to cost of sales. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. For fiscal 2004, the adjustment for the change from the estimated shrinkage percentage used during the first three fiscal quarters to the actual shrinkage based on the year-end physical inventory reduced cost of goods sold by approximately $8.0 million. In addition the Company sold two properties in the current year''s fourth fiscal quarter for a gain of $3.3 million. Also, the current fiscal year''s fourth quarter benefited from tighter expense control which reduced selling and administrative expense by $8.3 million. Finally, the $78.2 million increase in net sales in this year''s fourth fiscal quarter compared with the similar period of a year ago contributed to the improved fourth quarter profitability.

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

S.  Legal Matters

From time to time in the ordinary course of business, the Company is party to litigation. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company''s consolidated financial statements; however, there can be no assurances to this effect.

Dividend Policy

The Board of Directors of the Company declared an annual cash dividend of four cents ($0.04) per share on August 5, 2004, payable on December 15, 2004, to stockholders of record on November 22, 2004. The Company expects the paid dividend to be approximately $1.8 million. A cash dividend of three cents ($0.03) per share for fiscal 2004 was declared on August 14, 2003, and was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company''s Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company''s business. At May 29, 2004, $815.4 million of the Company''s retained earnings were unrestricted and available for the payment of dividends under the most restrictive terms of certain loan agreements.

Market for the Registrant''s Common Equity and Related Stockholder Matters

The Company''s Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 2, 2002 to May 29, 2004 and for the two months ended July 31, 2004:
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

As of July 31, 2004, there were 228 record holders of the Company''s Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company''s Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

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

[THIS PAGE INTENTIONALLY LEFT BLANK]

File No. 1-8739

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

EXHIBITS FILED WITH

FORM 10-K

FOR FISCAL YEAR ENDED

May 29, 2004

under

The Securities Exchange Act of 1934

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

(Exact Name of Registrant as specified in its Charter)

INDEX TO EXHIBITS
3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees'' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	2/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	3/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	4/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	2/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	2/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	2/

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	5/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	1/

21	Subsidiaries of Registrant	6/

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company''s Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company''s Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
(6)	Incorporated by reference to Exhibit 21 filed with Amendment No. 2 to the Company''s Annual Report on Form 10-K for the year ended May 29, 2004. File No. 1-8739
*	Executive Compensation Plan.