Form 10-K/A
period 2004-05-29
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2005-04-19
CIK 718916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 4)

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

Part III

EXPLANATORY NOTE

This Amendment No. 4 to our Annual Report on Form 10-K/A ("Form 10-K/A") for the fiscal year ended May 29, 2004, initially filed with the Securities and Exchange Commission (the "SEC") on August 12, 2004, as subsequently amended on August 19, 2004, October 26, 2004 and April 13, 2005 (the "Original Filing"), is being filed to correct certain typographical and clerical errors made in Items 6, 7, 8 and 9A of Part II of the Original Filing and the amendments thereto. Amendment No. 3 to the Original Filing reflected the restatement of the Company's consolidated financial statements for the years ended May 29, 2004, May 31, 2003 and June 1, 2002, as discussed in Note A.3, "Restatement of Financial Statements," to the accompanying consolidated financial statements.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended by this Form 10-K/A. However, this Form 10-K/A amends only Items 6, 7, 8 and 9A of Part II in their entirety, and, except as noted above, no other information in the Original Filing is amended hereby. Except as set forth in the prior amendments to the Original Filing, the foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 15 of Part IV of this Form 10-K/A has been amended to contain (1) the currently-dated certifications from our Chief Executive Officer and Chief Accounting Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and (2) the currently-dated consent of our independent registered public accounting firm to the use of their report on the financial statements of the Company for the year ended May 29, 2004 in the specified registration statements of the Company. The updated certifications are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and the updated consent is attached to this Form 10-K/A as Exhibit 23.1.

Except for the foregoing amended information and as set forth in the prior amendments to the Original Filing, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosure made in this Form 10-K/A to reflect events occurring after the Original Filing. Disclosure reflecting events occurring after the Original Filing or modifying or updating information in this Form 10-K/A that is required to be made by the Company has been or will be addressed, as of their respective dates, in our Quarterly Report on Form 10-Q for the quarter ended February 26, 2005 or other reports filed with the SEC subsequent to the Original Filing.

We have not amended and do not intend to amend our previously filed Annual Reports on Form 10-K or our Quarterly Reports on Form 10-Q for the periods affected by the Restatement (as defined in Management's Discussion and Analysis of Results of Operations and Financial Condition in this Form 10-K/A) that ended prior to May 29, 2004. For this reason, the consolidated financial statements, auditors' reports and related financial information for the affected periods contained in such reports should no longer be relied upon.

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

*Forward Looking Statement. See Safe Harbor Statement on page 6.

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

*Forward Looking Statement. See Safe Harbor Statement on page 6.

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

*Forward Looking Statement. See Safe Harbor Statement on page 6.

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

Item 6. Selected Financial Data

The following tables set forth certain selected financial data, which has been adjusted to give effect to the Restatement as discussed in Note A.3 to the consolidated financial statements:
	Twelve (1) Months Ended 6/3/00	Twelve Months Ended 6/2/01	Twelve Months Ended 6/1/02	Twelve Months Ended 5/31/03	Twelve Months Ended 5/29/04
	(In thousands of dollars, except per share data)
Statement of Operations Data:
Revenues from Continuing Operations	$2,139,878	$2,356,577	$2,553,757	$2,692,109	$2,873,002

Income from Continuing Operations Before Cumulative Effect of Accounting Change	63,886	74,069	71,395	70,617	71,902
Discontinued Operations, Net of Tax (2)	(1,224)	(2,634)	(3,354)	(4,498)	(3,926)
Net Income	61,306	71,435	68,041	66,119	67,976
Basic Income Per Share from Continuing Operations Before Cumulative Effect of Accounting Change	1.40	1.67	1.61	1.59	1.61
Basic Income Per Share from Continuing Operations	1.37	1.65	1.61	1.59	1.61

Dividends Per Share	0.02	0.02	0.02	0.02	0.03

Balance Sheet Data:
Total Assets	$1,065,515	$1,079,802	$1,292,562	$1,337,049	$1,579,178
Working Capital	254,195	289,496	230,258	195,211	330,007
Long-Term Debt	8,105	7,560	22,245	34,587	133,538
Stockholders' Equity	$ 572,722	$ 642,063	$ 710,467	$ 777,152	$ 845,432

(1)	During fiscal 2000, the Company changed its method of accounting for layaway and lease department revenues and related costs.
(2)	Discontinued operations include the after-tax operations of stores closed by the Company during the fiscal years listed.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Restatement

Subsequent to the Company's issuance of its consolidated financial statements for the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2003, the Company's management reviewed its application of generally accepted accounting principles for lease accounting. Based on this review and discussions that the Company had with the Audit Committee of the Company's Board of Directors, on April 4, 2005, the Company concluded to restate its previously issued financial statements for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002, and for the first two quarters of fiscal 2005 related to its computation of depreciation/amortization, straight-line rent expense and the related deferred rent liability. In addition, the Company identified other matters requiring the reclassification of certain items in the statements of operations and cash flows, as discussed in Note A.3. These adjustments, collectively, are referred to as the "Restatement".

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

As a result of the Restatement, Other Revenue decreased $3.6 million, $5.3 million and $6.6 million in fiscal 2004, fiscal 2003, and fiscal 2002, respectively. Selling and Administrative Expenses increased $2.1 million in fiscal year 2004 and decreased $3.5 million and $3.3 million in fiscal years 2003 and 2002, respectively. Depreciation expense increased by $2.3 million, $1.5 million and $1.4 million in fiscal 2004, 2003 and 2002 respectively. Other Income, Net increased $8.6 million, $5.3 million and $6.6 million in fiscal 2004, 2003 and fiscal 2002, respectively. Total Costs and Expenses decreased $4.2 million, $7.3 million and $8.5 million in fiscal 2004, 2003 and 2002, respectively. Income from continuing operations before provision for income tax increased $0.4 million, $2.2 million and $1.1 million for the fiscal years 2004, 2003 and 2002, respectively. Diluted earnings per share increased by $0.01 in fiscal 2004. Basic and diluted earnings per share increased by $0.03 in fiscal 2003. Basic and diluted earnings per share increased by $0.02 and $0.03 in fiscal 2002, respectively. The cumulative effect of the Restatement related to fiscal years prior to fiscal 2002 is $13.2 million, which was recorded as an adjustment to Retained Earnings in the Company's restated financial statements included in this filing. As a result of the Restatement, net cash provided by operating activities increased $2.0 million, $0.1 million, and $0.4 million for the twelve month periods ended May 29, 2004, May 31, 2003, and June 1, 2002, respectively. Net cash used in investing activities increased $2.5 million, $2.4 million, and $6.9 million for the twelve month periods ended May 29, 2004, May 31, 2003, and June 1, 2002, respectively. The primary effects of the adjustments set forth in this paragraph take into account both continued and discontinued operations. The Restatement did not have an effect on comparative sales or on the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the Restatement. See Note A.3 to the consolidated financial statements.

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

Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the cost of sales and operating expenses (selling and administrative expenses and depreciation). The Company's net margin was $110.0 million in fiscal 2004 and $110.2 million in fiscal 2003.

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
	Percentage of Net Sales
	Twelve Months Ended
	May 29, 2004	May 31, 2003
Net Sales	100.0%	100.0%

Cost of Sales	62.3	62.5
Selling and Administrative Expenses	31.8	31.6
Depreciation	3.0	2.6
Interest Expense	0.2	0.1
Other Income, Net	(0.4)	(0.2)
Other Revenue	0.9	0.9
Income from Continuing Operations Before Provision for Income Taxes	4.0	4.2
Provision for Income Taxes	1.5	1.6
Income from Continuing Operations	2.5%	2.6%

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

Selling and Administrative Expense

Selling and administrative expenses, including amortization of leasehold purchases, increased $61.0 million (7.2%) from the 2003 period to the 2004 period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2004 as compared with fiscal 2003 as well as a $5.0 million increase in the Company's self funded insurance reserves. As a percentage of net sales, selling and administrative expenses was 31.8% for the twelve months ended May 29, 2004 and 31.6% for the twelve months ended May 31, 2003. As a percentage of net sales, payroll related costs declined 0.1% for fiscal 2004 compared with fiscal 2003 as a result of the Company's budgetary controls over payroll expenditures. In addition, advertising expense declined 0.1% for the current fiscal year as compared with the similar period of a year ago. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the contractual lease payments and related ancillary costs associated to the relocation of several stores. During fiscal 2003 and 2002, the Company paid $0.4 million and $1.0 million of these costs, respectively. In addition, during fiscal 2002, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods of which $0.5 million was paid during fiscal 2004.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses from sale of assets and other miscellaneous items) increased to $10.3 million for fiscal 2004 compared with $6.0 million for the similar period of a year ago. Increases in investment income of approximately $0.6 million were offset by decreases of miscellaneous items of $1.3 million. Interest income increases were the result of higher levels of investable funds during fiscal 2004 compared with fiscal 2003. In addition, $5.0 million in other income was recognized due to a reduction in reserve for disputed claims.

Income Tax

The provision for income taxes was $42.5 million for the twelve months ended May 29, 2004 and $42.9 million for the similar fiscal period a year ago. The effective tax rate for fiscal 2004 was 37.2% compared with 37.8% in the prior fiscal year. The decrease in the effective tax rate is primarily the result of prior year adjustments of state income taxes.

Income from Continuing Operations

Income from continuing operations amounted to $71.9 million for the year ended May 29, 2004 compared with $70.6 million for the comparative period of a year ago. Basic and diluted income per share from continuing operations was $1.61 per share for fiscal 2004 compared with basic and diluted income per share from continuing operations of $1.59 per share for fiscal 2003.

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
	Percentage of Net Sales
	Twelve Months Ended
	May 31, 2003	June 1, 2002
Net Sales	100.0%	100.0%

Cost of Sales	62.5	62.5
Selling and Administrative Expenses	31.6	31.6
Depreciation	2.6	2.4
Interest Expense	0.1	-
Other Income, Net	(0.2)	(0.3)
Other Revenue	0.9	0.8
Income from Continuing Operations Before Provision for Income Taxes	4.2	4.5
Provision for Income Taxes	1.6	1.7
Income from Continuing Operations	2.6%	2.8%

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

Working Capital

Working capital increased to $330.0 million at May 29, 2004 from $195.2 million at May 31, 2003. At June 1, 2002, working capital was $230.3 million. The increase is primarily related to the proceeds received from the Company's sale of $100.0 million of senior notes during fiscal 2004.

Net Cash from Operating Activities

Net cash provided by continuing operations of $28.6 million for fiscal 2004 decreased by $48.1 million from $76.7 million in net cash provided by operating activities for fiscal 2003. This decrease in net cash from operations was due primarily to an increase in the Company's short term investment position, offset in part by an increase in the Company's accounts payable position, as of May 29, 2004 compared with May 31, 2003.

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

Contractual Obligations

The following table sets forth certain information regarding the Company's contractual obligations as of May 29, 2004 (in millions):
		Payments Due During Fiscal Years
Contractual Obligations	Total	2005	2006	2007	2008	2009	Thereafter

Long-Term Debt	$ 107.9	$ 0.9	$ 0.9	$ 8.2	$17.4	$17.5	$ 63.0
Interest	27.7	4.8	4.8	4.6	4.1	3.3	6.1
Capital Lease Obligations	61.6	2.4	2.5	2.5	2.5	2.5	49.2
Operating Leases	585.9	114.6	96.4	86.7	71.4	54.2	162.6
Purchase Obligations	395.1	391.3	1.8	1.6	0.4	-	-
Other Long-Term Liabilities	-	-	-	-	-	-	-

Total	$1,178.2	$514.0	$106.4	$103.6	$95.8	$77.5	$280.9

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

In concluding that the Company's disclosure controls and procedures were effective as of May 29, 2004, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note A.3, "Restatement of Financial Statements," to the consolidated financial statements included within this Form 10-K/A. The Company's management also considered the materiality of the Restatement adjustments on its consolidated balance sheets, statements of operations, statements of stockholders' equity and statements of cash flows included in this Form 10-K/A, and that these non-cash adjustments had no effect on historical or future cash flows or timing of payments under pertinent leases. Finally, the Company's management considered that restatements of financial statements in prior filings made with the SEC may be an indicator of the existence of weaknesses in the design or operation of internal control over financial reporting.

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

PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report.
		Page
1.	Financial Statements

	Index to Consolidated Financial Statements	39

	Report of Independent Registered Public Accounting Firm	40

	Consolidated Balance Sheets May 29, 2004 and May 31, 2003 (As restated)	41

	Consolidated Statements of Operations for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002 (As restated)	42

	Consolidated Statements of Stockholders' Equity for the Years Ended June 1, 2002, May 31, 2003 and May 29, 2004 (As restated)	43

	Consolidated Statements of Cash Flows for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002 (As restated)	44

	Notes to Consolidated Financial Statements	45

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts	68

	Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	2/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	3/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	4/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	2/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	2/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	2/

(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
(3)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003. File No. 1-8739.
*	Executive Compensation Plan.

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	5/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	1/

21	Subsidiaries of Registrant	6/

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
(6)	Incorporated by reference to Exhibits filed with Amendment No. 2 to the Company's Annual Report on Form 10-K for the year ended May 29, 2004. File No. 1-8739.
*	Executive Compensation Plan

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
Description	Location
1) 1993 Stock Incentive Plan	Exhibit 10.2
2) 1998 Stock Incentive Plan	Exhibit 10.3
3) 2002 Stock Incentive Plan	Exhibit 10.4
4) Deferred Compensation Plan	Exhibit 10.10

(b)	Reports on Form 8-K

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(registrant)
By:	/s/ Monroe G. Milstein Monroe G. Milstein, President
Dated:	April 19, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ Monroe G. Milstein Monroe G. Milstein	Chief Executive Officer and President (Principal Executive Officer); Director	April 19, 2005

/s/ Robert L. LaPenta Robert L. LaPenta, Jr.	Vice President-Chief Accounting Officer (Principal Financial and Accounting Officer)	April 19, 2005

/s/ Roman Ferber Roman Ferber	Director	April 19, 2005

/s/ Harvey Morgan Harvey Morgan	Director	April 19, 2005

/s/ Andrew R. Milstein Andrew R. Milstein	Director	April 19, 2005

/s/ Stephen E. Milstein Stephen E. Milstein	Director	April 19, 2005

/s/ Mark A. Nesci Mark A. Nesci	Director	April 19, 2005

/s/ Irving Drillings Irving Drillings	Director	April 19, 2005

[THIS PAGE INTENTIONALLY LEFT BLANK]

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page No.
Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets May 29, 2004 and May 31, 2003 (As restated)	41

Consolidated Statements of Operations for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002 (As restated)	42

Consolidated Statements of Stockholders' Equity for the Years Ended June 1, 2002, May 31, 2003 and May 29, 2004 (As restated)	43

Consolidated Statements of Cash Flows for the Years Ended May 29, 2004, May 31, 2003 and June 1, 2002 (As restated)	44

Notes to Consolidated Financial Statements	45

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts	68

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

As discussed in Note A.3, the accompanying consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 12, 2004 (April 11, 2005
as to the effects of the restatement discussed
in Note A.3)

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)
	May 29, 2004	May 31, 2003
	(As Restated, See Note A.3)	(As Restated, See Note A.3)
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 29,817	$ 27,904
Restricted Cash and Cash Equivalents	9,304	8,826
Investments	168,474	15,266
Accounts Receivable (Net of Allowance for Doubtful Accounts of $5,108 in 2004 and $4,655 in 2003)	23,744	16,927
Merchandise Inventories	622,538	583,133
Deferred Tax Asset	19,660	16,050
Prepaid and Other Current Assets	17,131	15,378
Assets from Discontinued Operations	-	4,737

Total Current Assets	890,668	688,221

Property and Equipment (Net of Accumulated Depreciation)	624,894	576,161
Investments	23	22
Intangible Assets (Net of Accumulated Amortization of $12,137 in 2004 and $8,326 in 2003)	48,825	51,981
Other Assets	1,190	7,068
Deferred Tax Assets	13,578	13,596

Total Assets	$1,579,178	$1,337,049

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 364,335	$ 312,124
Income Taxes Payable	20,829	10,458
Other Current Liabilities	174,450	164,773
Current Maturities of Long Term Debt	1,047	918

Total Current Liabilities	560,661	488,273

Long Term Debt	133,538	34,587
Other Liabilities	39,547	37,037

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock, Par Value $1; Authorized 5,000,000 shares, none issued and outstanding	-	-
Common Stock, Par Value $1; Authorized 100,000,000 shares; 49,808,217 issued at May 29, 2004; 49,765,797 shares issued at May 31, 2003	49,809	49,766
Capital in Excess of Par Value	23,016	22,031
Retained Earnings	831,926	765,284
Accumulated Other Comprehensive Income	2	1
Note Receivable from Stock Options Exercised	(63)	(83)
Treasury Stock at Cost; 2004- 5,172,628 shares; 2003- 5,219,031 shares	(59,258)	(59,847)

Total Stockholders' Equity	845,432	777,152

Total Liabilities and Stockholders' Equity	$1,579,178	$1,337,049

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except share data)
Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
	(As Restated, See Note A.3)	(As Restated, See Note A.3)	(As Restated, See Note A.3)
REVENUES:

Net Sales	$2,846,438	$2,668,970	$2,533,708
Other Revenue	26,564	23,139	20,049

	2,873,002	2,692,109	2,553,757
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,773,495	1,668,326	1,583,634
Selling and Administrative Expenses	904,997	844,022	801,090
Depreciation	84,527	69,539	59,854
Interest Expense	5,866	2,784	965
Other Income, Net	(10,314)	(6,041)	(6,595)

	2,758,571	2,578,630	2,438,948

Income from Continuing Operations Before Provision for Income Tax	114,431	113,479	114,809

Provision for Income Tax	42,529	42,862	43,414

Income from Continuing Operations	71,902	70,617	71,395
Loss from Discontinued Operations (Net of Tax Benefit of $2,311 in 2004, $2,734 in 2003 and $2,035 in 2002)	(3,926)	(4,498)	(3,354)

Net Income	$ 67,976	$ 66,119	$ 68,041

Net Unrealized Gain on Securities, Net of Tax	1	3	1

Total Comprehensive Income	$ 67,977	$ 66,122	$ 68,042

Basic and Diluted Earnings Per Share: Basic Income from Continuing Operations	$ 1.61	$ 1.59	$ 1.61
Basic Loss from Discontinued Operations, Net of Tax	(0.09)	(0.10)	(0.08)
Basic Net Income	$ 1.52	$ 1.49	$ 1.53

Diluted Income from Continuing Operations	$ 1.61	$ 1.59	$ 1.61
Diluted Loss from Discontinued Operations, Net of Tax	(0.09)	(0.10)	(0.08)

Diluted Net Income	$ 1.52	$ 1.49	$ 1.53

Basic Weighted Average Shares Outstanding	44,583,092	44,476,085	44,418,290
Diluted Weighted Average Shares Outstanding	44,668,282	44,548,187	44,484,663
Dividends Per Share	$ .03	$ .02	$ .02

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FISCAL YEAR ENDED JUNE 1, 2002, MAY 31, 2003 AND MAY 29, 2004
(All amounts in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Note Receivable from Options Exercised	Treasury Stock	Total
Balance at June 2, 2001 (as previously reported)	$49,715	$20,538	$646,113	($3)	($100)	($60,992)	$655,271
Adjustment			(13,208)				(13,208)
Balance at June 2, 2001 (As Restated, See Note A.3)	$49,715	$20,538	$632,905	($3)	($100)	($60,992)	$642,063
Comprehensive Income:
Net Income (As Restated, See Note A.3)			68,041				68,041
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				1			1
Total Comprehensive Income (As Restated, See Note A.3)							68,042
Stock Options Exercised	34	407					441
Treasury Stock Transactions		314				495	809
Dividends			(888)				(888)

Balance at June 1, 2002 (As Restated, See Note A.3)	49,749	21,259	700,058	(2)	(100)	(60,497)	710,467
Comprehensive Income:
Net Income (As Restated, See Note A.3)			66,119				66,119
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				3			3
Total Comprehensive Income (As Restated, See Note A.3)							66,122
Stock Options Exercised	17	505					522
Repayment of Note Receivable from Options Exercised					17		17
Treasury Stock Transactions		267				650	917
Dividends			(893)				(893)

Balance at May 31, 2003 (As Restated, See Note A.3)	49,766	22,031	765,284	1	(83)	(59,847)	777,152
Comprehensive Income:
Net Income (As Restated, See Note A.3)			67,976				67,976
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				1			1
Total Comprehensive Income (As Restated, See Note A.3)							67,977
Stock Options Exercised	43	985					1,028
Repayment of Note Receivable from Options Exercised					20		20
Treasury Stock Transactions						589	589
Dividends			(1,334)				(1,334)

Balance at May 29, 2004 (As Restated, See Note A.3)	$49,809	$23,016	$831,926	$2	($63)	($59,258)	$845,432

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year Ended (52 Weeks)
	May 29, 2004	May 31, 2003	June 1, 2002
	(As Restated, See Note A.3)	(As Restated, See Note A.3)	(As Restated, See Note A.3)
OPERATING ACTIVITIES
Net Income	$ 67,976	$ 66,119	$ 68,041
Loss from Discontinued Operations	3,926	4,498	3,354
Income from Continuing Operations	71,902	70,617	71,395

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	84,527	69,539	59,854
Provision for Losses on Accounts Receivable	9,201	9,895	12,108
Provision for Deferred Income Taxes	(3,592)	(11,844)	(734)
Gain on Disposition of Fixed Assets	(1,710)	(1,464)	(1,924)
Unrealized (Gain) Loss on Investments	469	(113)	-
Non-Cash Rent Expense and Other	7,018	5,109	2,420

Changes in Assets and Liabilities:
Investments	(153,677)	(15,153)	-
Accounts Receivable	(16,522)	(11,503)	(11,219)
Merchandise Inventories	(39,405)	(18,481)	(29,223)
Prepaids and Other Current Assets	(1,753)	16,404	3,079
Accounts Payable	52,211	(60,602)	112,048
Other Current Liabilities and Income Taxes Payable	21,055	26,484	20,633
Deferred Rent Incentives	(1,142)	(2,228)	(1,711)
Net Cash Provided by Continuing Operations	28,582	76,660	236,726
Net Cash Used in Discontinued Operations	(1,584)	(2,531)	(2,981)
Net Cash Provided by Operating Activities	26,998	74,129	233,745

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(130,621)	(147,071)	(164,795)
Change in Restricted Cash and Cash Equivalents	(478)	(2,326)	(6,500)
Proceeds from Sale of Fixed Assets	7,310	3,230	5,647
Proceeds from Sale of Held-to-Maturity Investments	-	-	6,200
Lease Acquisition Costs	(225)	(18,779)	(24,769)
Issuance of Notes Receivable	(85)	(6,350)	(2,965)
Receipts Against Long-Term Notes Receivable	729	4,089	60
Other	(31)	759	113

Net Cash Used in Investing Activities by Continuing Operations	(123,401)	(166,448)	(187,009)
Net Cash Used in Investing Activities by Discontinued Operations	(468)	(1,863)	(3,323)
Net Cash Used in Investing Activities	(123,869)	(168,311)	(190,332)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(921)	(934)	(707)
Proceeds from Long Term Debt	100,000	-	2,000
Issuance of Common Stock Upon Exercise of Stock Options	1,028	522	441
Treasury Stock Transactions	589	917	809
Debt Issuance Costs	(578)	-	-
Payment of Dividends	(1,334)	(893)	(888)

Net Cash Provided by (Used in) Financing Activities	98,784	(388)	1,655

Increase (Decrease) in Cash and Cash Equivalents	1,913	(94,570)	45,067
Cash and Cash Equivalents at Beginning of Period	27,904	122,474	77,407
Cash and Cash Equivalents at End of Period	$ 29,817	$ 27,904	$122,474

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$ 5,160	$ 2,792	$ 969

Income Taxes Paid	$ 33,372	$ 46,744	$ 44,991

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital Lease Obligation	$ -	$ 13,366	$ 13,715

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

3. Restatement of Financial Statements

Subsequent to the issuance of the Company's fiscal 2004 financial statements, the Company's management reviewed its accounting for leases with renewal options. Historically, the Company recorded rent expense on a straight-line basis over the fixed initial term, with the term commencing when rental payments actually began, and computed depreciation/amortization on the related leasehold improvements and other long-lived assets located on these properties over their useful lives. The Company has restated the financial statements to recognize rent expense on a straight-line basis over the expected lease term, including rent holidays and option periods where exercise of such option periods is reasonably assured. In addition, the commencement date of the period over which rental expense is recognized is the earlier of the date on which the Company becomes legally obligated for rental payments or the date on which the Company takes possession of the property. The resulting adjustments did not affect historical or future cash flows or timing of payments under pertinent leases.

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated the financial statements to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

Also, the Company concluded to reclassify its other income items, including investment income, gains or losses on disposition of fixed assets and other miscellaneous income items under the caption Other Income, Net, previously reported under the caption Other Revenue, in its consolidated statements of operations for the fiscal year ended May 29, 2004, May 30, 2003 and June 1, 2002.

In addition, the Company previously netted in fiscal year 2004's Selling and Administrative Expenses a $5.0 million reduction in its reserve for disputed claims. The Company has restated the financial statements to reduce the disputed claim liability by recording it as an increase in Other Income, Net.

Also, the Company previously included restricted cash and cash equivalents as part of cash and cash equivalents in the consolidated statements of cash flows. The Company has restated the consolidated statements of cash flows for fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002 to treat only unrestricted amounts as cash and cash equivalents. Cash and cash equivalents remained the same at the beginning of fiscal 2002 but decreased from $129.0 million to $122.8 million at the end of fiscal 2002. Cash and cash equivalents decreased from $36.7 million to $27.9 million at the end of fiscal 2003. Cash and cash equivalents decreased from $39.1 million to $29.8 million at the end of fiscal 2004.

These adjustments, described above, are collectively referred to as the "Restatement."

The following is a summary of the impact of the Restatement on the Company's consolidated balance sheets at May 29, 2004 and May 31, 2003, and the Company's consolidated statements of operations for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002.

(dollar amounts in thousands, except per share amounts)
Year Ended May 29, 2004
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Property and Equipment (Net of Accumulated Depreciation)	$ 619,573	$ 5,321	$ 624,894
Intangible Assets (Net of Accumulated Amortization)	38,025	10,800	48,825
Deferred Tax Assets	6,510	7,068	13,578

Total Assets	1,555,989	23,189	1,579,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Current Liabilities	167,558	6,892	174,450
Other Liabilities	12,792	26,755	39,547
Retained Earnings	842,384	(10,458)	831,926
Total Stockholders' Equity	855,890	(10,458)	845,432
Total Liabilities and Stockholders' Equity	1,555,989	23,189	1,579,178

Year Ended May 31, 2003
	As Previously Reported	Adjustments	As Restated
Consolidated Balance Sheet
ASSETS
Property and Equipment (Net of Accumulated Depreciation)	$ 570,585	$ 5,576	$ 576,161
Intangible Assets (Net of Accumulated Amortization)	44,567	7,414	51,981
Deferred Tax Assets	6,263	7,333	13,596

Total Assets	1,316,726	20,323	1,337,049

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Current Liabilities	156,874	7,899	164,773
Other Liabilities	13,744	23,293	37,037
Retained Earnings	776,153	(10,869)	765,284
Total Stockholders' Equity	788,021	(10,869)	777,152
Total Liabilities and Stockholders' Equity	1,316,726	20,323	1,337,049

Year Ended May 29, 2004
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Other Revenue	$ 31,878	$ (5,314)	$ 26,564
COSTS AND EXPENSES
Selling and Administrative Expenses	902,621	2,376	904,997
Depreciation	82,271	2,256	84,527
Other Income, Net	-	(10,314)	(10,314)
Total Costs and Expenses	2,764,253	(5,682)	2,758,571

Income From Continuing Operations Before Provision for Income Taxes	114,063	368	114,431
Provision for Income Taxes	42,385	144	42,529

Income from Continuing Operations	71,678	224	71,902
Loss from Discontinued Operations (Net of Tax Benefit)	(4,113)	187	(3,926)
Net Income	67,565	411	67,976

Total Comprehensive Income	67,566	411	67,977

Diluted Earnings Per Share:

Diluted Income from Continuing Operations	$1.60	0.01	$1.61
Diluted Net Income	$1.51	0.01	$1.52

Year Ended May 31, 2003
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Other Revenue	$ 29,180	$ (6,041)	$ 23,139
Costs and Expenses
Selling and Administrative Expenses	847,755	(3,733)	844,022
Depreciation	67,997	1,542	69,539
Other Income, Net	-	(6,041)	(6,041)
Total Costs and Expenses	2,586,862	(8,232)	2,578,630

Income from Continuing Operations Before Provision for Income Taxes	111,288	2,191	113,479
Provision for Income Taxes	41,978	884	42,862

Income from Continuing Operations	69,310	1,307	70,617
Loss from Discontinued Operations, Net of Tax Benefit	(4,353)	(145)	(4,498)

Net Income	64,957	1,162	66,119

Total Comprehensive Income	64,960	1,162	66,122

Basic and Diluted Earnings Per Share:

Basic Income from Continuing Operations	$1.56	0.03	$1.59
Basic Net Income	$1.46	0.03	$1.49
Diluted Income from Continuing Operations	$1.56	0.03	$1.59
Diluted Net Income	$1.46	0.03	$1.49

Year Ended June 1, 2002
	As Previously Reported	Adjustments	As Restated
Consolidated Statement of Operations
Other Revenue	$ 26,644	$ (6,595)	$ 20,049
Costs and Expenses
Selling and Administrative Expenses	803,612	(2,522)	801,090
Depreciation	58,451	1,403	59,854
Other Income, Net	-	(6,595)	(6,595)
Total Costs and Expenses	2,446,662	(7,714)	2,438,948

Income from Continuing Operations Before Provision for Income Taxes	113,690	1,119	114,809
Provision for Income Taxes	42,987	427	43,414

Income from Continuing Operations	70,703	692	71,395
Loss from Discontinued Operations	(3,839)	485	(3,354)

Net Income	66,864	1,177	68,041

Total Comprehensive Income	66,865	1,177	68,042

Basic and Diluted Earnings Per Share:

Basic Income from Continuing Operations	$1.60	$0.01	$1.61
Basic Loss from Discontinued Operations	(0.09)	0.01	(0.08)
Basic Net Income	1.51	0.02	1.53
Diluted Income from Continuing Operations	1.59	0.02	1.61
Diluted Loss from Discontinued Operations	(0.09)	0.01	(0.08)
Diluted Net Income	1.50	0.03	1.53

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

10. Intangible Assets

The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, including option periods where the exercise of the option period can be reasonably assured which approximates the leasehold's useful life. Amortization of intangibles is included in selling and administrative expense in the Company's statement of operations.

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

21. Discontinued Operations

The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed where sales by another store will not absorb the closed store's sales, are included in the Company's calculation of discontinued operations. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the eight stores closed during each of fiscal years 2004 and 2003.
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

Amortization expense amounted to $4.0 million, $3.6 million and $2.2 million for the twelve months ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2005 - $4.1 million; fiscal 2006 - $3.6 million; fiscal 2007 - $3.5 million; fiscal 2008 - $3.5 million; fiscal 2009 - $3.3 million. Leaseholds acquired during the twelve months ended May 29, 2004 and May 31, 2003 amounted to $0.2 million and $18.8 million, respectively. Leaseholds acquired during the current fiscal year have a weighted average amortization period of approximately fourteen years.

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

As of May 29, 2004, the Company was in compliance with all covenants related to its loan agreements. Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. At May 29, 2004, $804.7 million of the Company's retained earnings of $831.9 million were restricted and unavailable for the payment of dividends under the most restrictive terms of the agreements.

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

Total rental expenses, included in Selling and Administrative Expense on the Consolidated Statement of Operations, under operating leases for the periods ended May 29, 2004, May 31, 2003, and June 1, 2002 were $116.7 million, $110.4 million and $101.3 million, respectively, including contingent rentals of $1.2 million, $2.2 million and $2.5 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $17.7 million, $14.7 million and $14.5 million, which has been included in other income for the periods ended May 29, 2004, May 31, 2003 and June 1, 2002, respectively.

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

O.  Interim Financial Information (Unaudited)
          (All amounts in thousands, except per share data)

Fiscal Year Ended May 29, 2004-As restated
	13 Weeks Ended
	August 30, 2003	November 29, 2003	February 28, 2004	May 29, 2004
Net Sales	$525,473	$786,659	$853,484	$680,822

Gross Margin	192,529	299,684	302,638	278,092
Income (loss) from Continuing Operations	(15,524)	27,924	37,445	22,057
Net Income (Loss)	(16,839)	27,182	36,018	21,615
Income(Loss) per Common Share from Continuing Operations -- Basic and Diluted:
Income (Loss) -- Basic	($0.34)	$ 0.63	$ 0.84	$ 0.49
Income (Loss) -- Diluted	($0.34)	$ 0.63	$ 0.84	$ 0.49

Net Income (Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.37)	$ 0.61	$ 0.81	$ 0.48
Net Income (Loss) -- Diluted	($0.37)	$ 0.61	$ 0.81	$ 0.48

Fiscal Year Ended May 31, 2003-As restated
	13 Weeks Ended
	August 31, 2002	November 30, 2002	March 1, 2003	May 31, 2003
Net Sales	$499,062	$774,799	$792,452	$602,657

Gross Margin	178,665	304,808	282,017	235,154
Income (Loss) from Continuing Operations	(13,868)	42,842	37,303	4,340
Net. Income (Loss)	(16,029)	41,649	36,363	4,136
Income(Loss) per Common Share from Continuing Operations -- Basic and Diluted:
Income (Loss) -- Basic	($0.31)	$ 0.96	$ 0.84	$ 0.10
Income (Loss) -- Diluted	($0.31)	$ 0.96	$ 0.84	$ 0.10

Net Income (Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.36)	$ 0.94	$ 0.82	$ 0.09
Net Income (Loss) -- Diluted	($0.36)	$ 0.94	$ 0.82	$ 0.09

Fiscal Year Ended May 29, 2004-As previously filed
	13 Weeks Ended
	August 30, 2003	November 29, 2003	February 28, 2004	May 29, 2004
Net Sales	$525,473	$786,659	$853,484	$680,822

Gross Margin	$192,529	$299,684	$302,6385	$278,092
Income (loss) from Continuing Operations	(15,775)	27,843	37,417	22,193
Net Income (Loss)	($17,067)	$ 27,123	$ 35,999	$ 21,510

Income (Loss) per Common Share from Continuing Operations -- Basic and Diluted:
Income (loss) -- Basic	($0.35)	$ 0.62	$ 0.84	$ 0.50
Income (Loss) -- Diluted	($0.35)	$ 0.62	$ 0.84	$ 0.50

Net Income(Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.38)	$ 0.61	$ 0.81	$ 0.48
Net Income (Loss) -- Diluted	($0.38)	$ 0.61	$ 0.81	$ 0.48

Fiscal Year Ended May 31, 2003-As previously filed
	13 Weeks Ended
	August 31, 2002	November 30, 2002	March 1, 2003	May 31, 2003

Net Sales	$499,062	$774,799	$792,452	$602,657

Gross Margin	$178,665	$304,808	$382,017	$235,154
Income (loss) from Continuing Operations	(14,328)	42,804	37,696	3,138
Net Income (Loss)	($16,063)	$ 41,581	$ 36,726	$ 2,713
Income (Loss) per Common Share from Continuing Operations -- Basic and Diluted:
Income (loss) -- Basic	($0.32)	$ 0.96	$ 0.85	$ 0.07
Income (Loss) -- Diluted	($0.32)	$ 0.96	$ 0.85	$ 0.07

Net Income(Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.36)	$ 0.93	$ 0.83	$ 0.06
Net Income (Loss) -- Diluted	($0.36)	$ 0.93	$ 0.82	$ 0.06

Results of quarterly operations are impacted by the highly seasonal nature of the Company's business and timing of certain holiday selling seasons. Quarterly results may not total year-to-date amounts due to rounding. Income from Continuing Operations before Provision for Income Tax was $33.1 million for the three months ended May 29, 2004 as compared with $7.0 million for the similar period of a year ago. During interim periods, estimates are used to charge inventory shrinkage to cost of sales. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. For fiscal 2004, the adjustment for the change from the estimated shrinkage percentage used during the first three fiscal quarters to the actual shrinkage based on the year-end physical inventory reduced cost of goods sold by approximately $8.0 million. In addition the Company sold two properties in the current year's fourth fiscal quarter for a gain of $3.3 million. Also, the current fiscal year's fourth quarter benefited from tighter expense control which reduced selling and administrative expense by $8.3 million. Finally, the $78.2 million increase in net sales in this year's fourth fiscal quarter compared with the similar period of a year ago contributed to the improved fourth quarter profitability.

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

Apparel includes all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. Home products include linens, home furnishings, gifts, baby furniture and baby furnishings.

S. Legal Matters

From time to time in the ordinary course of business, the Company is party to litigation. The Company has established reserves relating to its legal claims and believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's consolidated financial statements; however, there can be no assurances to this effect.

Dividend Policy

The Board of Directors of the Company declared an annual cash dividend of four cents ($0.04) per share on August 5, 2004, payable on December 15, 2004, to stockholders of record on November 22, 2004. The Company expects the paid dividend to be approximately $1.8 million. A cash dividend of three cents ($0.03) per share for fiscal 2004 was declared on August 14, 2003, and was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business. At May 29, 2004, $804.7 million of the Company's retained earnings of $831.9 million were restricted and unavailable for the payment of dividends under the most restrictive terms of certain loan agreements.

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

[THIS PAGE INTENTIONALLY LEFT BLANK]

File No. 1-8739

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

EXHIBITS FILED WITH

FORM 10-K

FOR FISCAL YEAR ENDED

May 29, 2004

under

The Securities Exchange Act of 1934

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

(Exact Name of Registrant as specified in its Charter)

INDEX TO EXHIBITS
3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	2/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	3/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	4/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	2/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	2/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	2/

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	5/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	1/

21	Subsidiaries of Registrant	6/

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
(6)	Incorporated by reference to Exhibit 21 filed with Amendment No. 2 to the Company's Annual Report on Form 10-K for the year ended May 29, 2004. File No. 1-8739
*	Executive Compensation Plan.

G:\carasin\securities\10ka4fy2004\form10ka4v1.doc