Form 10-Q/A
period 2004-08-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2005-04-27
CIK 718916

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K dated April 4, 2005, the Company, with the concurrence of the Audit Committee of the Company's Board of Directors, concluded that the Company's previously issued financial statements for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002 and for the first two quarters of fiscal 2005 should be restated as a result of a recent letter issued by the Securities and Exchange Commission (the "SEC") regarding the application of generally accepted accounting principles for lease accounting.

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

In addition, the Company identified other matters requiring the reclassification of certain items in its statements of operations and cash flows, as discussed in Note 2 to the accompanying condensed consolidated financial statements.

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A ("Form 10-Q/A") for the quarterly period ended August 28, 2004, initially filed with the SEC on October 7, 2004 (the "Original Filing"), is being filed to restate (i) the Company's condensed consolidated balance sheet at August 28, 2004 and (ii) the Company's condensed consolidated statements of operations and cash flows for the three month periods ended August 28, 2004 and August 30, 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying condensed consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Results of Operations and Financial Condition in this Form 10-Q/A.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended by this Form 10-Q/A. However, this Form 10-Q/A amends only Items 1, 2 and 4 of Part I in their entirety, in each case, solely as a result of, and to reflect, the Restatement (as defined in Management's Discussion and Analysis of Results of Operations and Financial Condition in this Form 10-Q/A), and, except as noted above, in Management's Discussion and Analysis and in Note 2 to the accompanying condensed consolidated financial statements, no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, Item 6 of Part II of this Form 10-Q/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Accounting Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosure made in this Form 10-Q/A to reflect events occurring after the Original Filing. Disclosure reflecting events occurring after the Original Filing or modifying or updating information in this Form 10-Q/A that is required to be made by the Company has been or will be addressed, as of their respective dates, in our Quarterly Report on Form 10-Q for the quarter ended February 26, 2005, or other reports filed with the SEC subsequent to the Original Filing.

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)
	August 28, 2004 (As Restated, See Note 2)	May 29, 2004

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 44,418	$ 29,817
Restricted Cash and Cash Equivalents	10,387	9,304
Investments	48,208	168,474
Accounts Receivable, Net	24,565	23,744
Merchandise Inventories	727,764	622,538
Deferred Tax Assets	31,696	19,660
Prepaid and Other Current Assets	18,150	17,131

Total Current Assets	905,188	890,668

Property and Equipment (Net of Accumulated Depreciation)	632,556	624,894
Investments	25	23
Intangible Assets (Net of Accumulated Amortization)	47,880	48,825
Deferred Tax Assets	13,580	13,578
Other Assets	1,134	1,190

Total Assets	$1,600,363	$1,579,178

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 417,981	$ 364,335
Income Taxes Payable	3,006	20,829
Other Current Liabilities	180,709	174,450
Current Maturities of Long Term Debt and Obligations Under Capital Leases	1,078	1,047

Total Current Liabilities	602,774	560,661

Long Term Debt and Obligations Under Capital Leases	133,426	133,538
Other Liabilities	39,152	39,547

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,812	49,809
Capital in Excess of Par Value	23,052	23,016
Retained Earnings	811,460	831,926
Accumulated Other Comprehensive Income	3	2
Note Receivable from Stock Options Exercised	(58)	(63)
Treasury Stock at Cost	(59,258)	(59,258)

Total Stockholders' Equity	825,011	845,432

Total Liabilities and Stockholders' Equity	$1,600,363	$1,579,178

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)
	Three Months Ended
	August 28, 2004 (As Restated, See Note 2)	August 30, 2003 (As Restated, See Note 2)

REVENUES:

Net Sales	$ 576,851	$ 525,473
Other Revenue	6,400	5,663

	583,251	531,136
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	374,067	332,944
Selling and Administrative Expenses	217,356	203,981
Depreciation	21,452	19,141
Interest Expense	1,803	781
Other Income, Net	(752)	(385)
	613,926	556,462

Loss from Continuing Operations Before Income Tax Benefit	(30,675)	(25,326)
Income Tax Benefit	(11,994)	(9,802)

Loss from Continuing Operations	(18,681)	(15,524)
Loss from Discontinued Operations, Net of Tax Benefit	-	(1,315)
Net Loss	(18,681)	(16,839)
Net Unrealized Gain on Non-Current Marketable Securities, Net of Tax	1	2
Total Comprehensive Loss	($18,680)	($16,837)

Basic and Diluted Earnings Per Share:
Basic and Diluted Loss Per Share from Continuing Operations	($0.42)	($0.35)
Basic and Diluted Loss Per Share from Discontinued Operations	-	(0.03)
Basic and Diluted Loss Per Share	($0.42)	($0.38)
Basic and Diluted Weighted Average Shares Outstanding	44,635,847	44,547,425
Dividends Per Share	$ 0.04	$ 0.03

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(All amounts in thousands)
	Three Months Ended
	August 28, 2004 (As Restated, See Note 2)	August 30, 2003 (As Restated, See Note 2)

OPERATING ACTIVITIES
Net Loss	($18,681)	($16,839)
Loss from Discontinued Operations, Net of Tax	-	1,315
Loss from Continuing Operations	(18,681)	(15,524)
Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Provided by (Used in) Operating Activities:
Depreciation	21,452	19,141
Provision for Losses on Accounts Receivable	1,611	1,820
Provision for Deferred Income Taxes	(12,038)	(10,784)
Loss on Disposition of Fixed Assets and Leasehold Purchases	374	658
Proceeds on Sale of Trading Investments	122,592	15,266
Acquisition of Trading Securities	(2,206)	-
Gain on Sale of Trading Securities	(25)	-
Unrealized Gain on Trading Securities	(95)	-
Non-Cash Rent Expense and Other	215	611
Changes in Operating Assets and Liabilities:
Accounts Receivable	(2,401)	(3,763)
Merchandise Inventories	(105,226)	(86,811)
Prepaids and Other Current Assets	(1,019)	(2,923)
Accounts Payable	53,646	86,722
Accrued and Other Current Liabilities	(12,991)	(17,078)

Net Cash Provided by (Used in) Continuing Operations	45,208	(12,665)
Net Cash Used in Discontinued Operations	-	(1,153)

Net Cash Provided by (Used in) Operating Activities	45,208	(13,818)

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(29,487)	(42,813)
Change in Restricted Cash and Cash Equivalents	(1,083)	-
Proceeds from Sale of Fixed Assets and Leaseholds	-	1,302
Receipts Against Long Term Notes Receivable	26	24
Minority Interest	(21)	26

Net Cash Used in Investing Activities from Continuing Operations	(30,565)	(41,461)
Net Cash Used in Investing Activities from Discontinued Operations	-	(21)

Net Cash Used in Investing Activities	(30,565)	(41,482)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(81)	(78)
Net Borrowings on Line of Credit	-	53,414
Issuance of Common Stock Upon Exercise of Stock Options	39	31

Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(42)	53,367

Increase (Decrease) in Cash and Cash Equivalents	14,601	(1,933)
Cash and Cash Equivalents at Beginning of Period	29,817	27,904
Cash and Cash Equivalents at End of Period	44,418	25,971

Interest Paid:	$ 2,819	$ 677
Income Taxes Paid:	$ 17,867	$ 11,974

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED AUGUST 28, 2004 AND AUGUST 30, 2003
(UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except three. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. The Company maintains a fifty percent interest in a third investment in which it maintains managerial and financial control. These investments are consolidated, net of their minority interest. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 29, 2004 has been derived from the audited financial statements in Amendment No. 4 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004, filed with the Securities and Exchange Commission ("SEC") on April 19, 2005. Because the Company's business is seasonal in nature, the operating results for the three month period ended August 28, 2004 and the corresponding period ended August 30, 2003 are not necessarily indicative of results for the fiscal year.

2. Restatement of Financial Statements
Subsequent to the issuance of the Company's condensed consolidated financial statements for the three month periods ended August 28, 2004 and August 30, 2003, the Company's management reviewed its accounting for leases with renewal options. Historically, the Company recorded rent expense on a straight-line basis over the fixed initial term, with the term commencing when rental payments actually began, and computed depreciation/amortization on the related leasehold improvements and other long-lived assets located on these properties over their useful lives. The Company has restated the financial statements to recognize rent expense on a straight-line basis over the expected lease term, including rent holidays and option periods where exercise of such option periods is reasonably assured. In addition, the commencement date of the period over which rental expense is recognized is the earlier of the date on which the Company becomes legally obligated for rental payments or the date on which the Company takes possession of the property. The resulting adjustments did not affect historical or future cash flows or timing of payments under pertinent leases.

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated its previously issued financial statements for the three month periods ended August 28, 2004 and August 30, 2003 to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

Also, the Company concluded to reclassify its other income items, including investment income, gains or losses on disposition of fixed assets and other miscellaneous income items under the caption Other Income, Net, previously reported under the caption Other Revenue, in its condensed consolidated statements of operations for the three month periods ended August 28, 2004 and August 30, 2003.

Also, the Company previously included restricted cash and cash equivalents as part of cash and cash equivalents in the condensed consolidated statements of cash flows. The Company has restated the condensed consolidated statements of cash flows for the three month periods ended August 28, 2004 and August 30, 2003 to treat only unrestricted amounts as cash and cash equivalents. Cash and cash equivalents changed from $39.1 million to $29.8 million at the beginning of the three month period ended August 28, 2004 and from $54.8 million to $44.4 million at the end of the same period as a result of the Restatement. Cash and cash equivalents changed from $36.7 million to $27.9 million at the beginning of the three month period ended August 30, 2003 and from $34.8 million to $26.0 million at the end of the same period.

These adjustments, described above, are collectively referred to as the "Restatement."

The condensed consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The effects of the Restatement have also been set forth, for the periods presented therein, in Amendment No. 4 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004, which was filed with the SEC on April 19, 2005, and in Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended November 27, 2004, which we are concurrently filing with this Form 10-Q/A.

The following is a summary of the impact of the Restatement on the Company's condensed consolidated balance sheet at August 28, 2004 and the Company's condensed consolidated statements of operations for the three month periods ended August 28, 2004 and August 30, 2003.

(all dollar amounts in thousands, except per share amounts)

August 28, 2004
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Balance Sheet
ASSETS
Property and Equipment (Net of Accumulated Amortization)	$ 627,322	$ 5,234	$ 632,556
Intangible Assets (Net of Accumulated Amortization)	37,365	10,515	47,880
Deferred Tax Assets	6,514	7,066	13,580

Total Assets	1,577,548	22,815	1,600,363

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Current Liabilities	174,175	6,534	180,709
Other Liabilities	12,416	26,736	39,152
Retained Earnings	821,915	(10,455)	811,460
Total Stockholders' Equity	835,466	(10,455)	825,011
Total Liabilities and Stockholders' Equity	1,577,548	22,815	1,600,363

Three Months Ended August 28, 2004
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations
Other Revenue	$ 7,152	$ (752)	$ 6,400
COSTS AND EXPENSES
Selling and Administrative Expenses	217,817	(461)	217,356
Depreciation	20,996	456	21,452
Other Income, Net	-	(752)	(752)
Total Costs and Expenses	614,683	(757)	613,926

Loss From Continuing Operations Before Income Tax Benefit	(30,680)	5	(30,675)
Income Tax Benefit	(11,996)	2	(11,994)

Loss from Continuing Operations	(18,684)	3	(18,681)

Net Loss	(18,684)	3	(18,681)

Total Comprehensive Loss	(18,683)	3	(18,680)

Three Months Ended August 30, 2003
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations
Other Revenue	$ 6,048	$ (385)	$ 5,663
COSTS AND EXPENSES
Selling and Administrative Expenses	204,807	(826)	203,981
Depreciation	18,725	416	19,141
Other Income, Net	-	(385)	(385)
Total Costs and Expenses	557,257	(795)	556,462

Loss from Continuing Operations Before Income Tax Benefit	(25,736)	410	(25,326)
Income Tax Benefit	(9,961)	159	(9,802)

Loss from Continuing Operations	(15,775)	251	(15,524)
Loss From Discontinued Operations, Net of Tax Benefit	(1,292)	(23)	(1,315)
Net Loss	(17,067)	228	(16,839)

Total Comprehensive Loss	(17,065)	228	(16,837)

3.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in Amendment No. 4 to the Company's Annual Report on Form 10-K/A.

4.   Restricted cash and cash equivalents consist of $0.4 million of compensating cash balances at two of the Company's banks, $7.4 million pledged as collateral for certain insurance contracts and $2.6 million contractually restricted and related to the acquisition and maintenance of a building related to a store operated by the Company.

5.   Merchandise inventories as of August 28, 2004 and May 29, 2004 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses" and "Depreciation" in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $10.6 million and $9.7 million for the three month periods ended August 28, 2004 and August 30, 2003, respectively. Depreciation related to the warehousing and purchasing functions amounted to $2.2 million and $1.9 million for the three month periods ended August 28, 2004 and August 30, 2003, respectively. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

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

8.   As of August 28, 2004, the Company had a current deferred tax asset of $31.7 million and a non-current deferred tax asset of $13.6 million. As of May 29, 2004, the Company had a current deferred tax asset of $19.7 million and a non-current deferred tax asset of $13.6 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate.

Valuation allowances were not required. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, certain inventory related costs not currently deductible for tax purposes and tax loss carryforwards. Non-current deferred tax assets primarily reflected the excess of store opening costs over book and tax depreciation differences.

9.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term including option periods where the exercise of the option period can be reasonably assured, which approximates the leasehold's useful life. Amortization of intangibles is included in Selling and Administrative Expenses in the Company's Condensed Consolidated Statement of Operations. Intangible assets as of August 28, 2004 and May 29, 2004 are as follows (in thousands):

	August 28, 2004			May 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,920	$12,740	$47,180	$59,920	$11,820	$48,100
Other	1,042	342	700	1,042	317	725
	$60,962	$13,082	$47,880	$60,962	$12,137	$48,825

Amortization expense amounted to $1.0 million and $1.0 million for the three month periods ended August 28, 2004 and August 30, 2003, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2006 - $3.6 million; fiscal 2007 - $3.5 million; fiscal 2008 - $3.5 million; fiscal 2009 - $3.3 million; fiscal 2010 - $3.2 million. Amortization for the remainder of fiscal 2005 is expected to be approximately $3.1 million.

10.   Other assets consist primarily of notes receivable.

11.  Other current liabilities primarily consist of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable, dividend accrual, current portion of deferred rents and other miscellaneous items.

12. Other liabilities primarily consist of deferred lease incentives and the net accumulation of excess of straight line rent expense over actual rental expenditures. Deferred lease incentives are funds received from landlords used primarily to offset the costs of store remodelings. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured.

13.  In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Scheduled rent and rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. During the three month period ended August 28, 2004, $0.1 million of payments were applied against this reserve. In November 2003, additions to the Company's reserve for lease related obligations of closed stores amounted to $1.5 million. Payments applied against this reserve during the first quarter of fiscal 2005 amounted to $0.1 million. At August 28, 2004, the reserve amounted to $1.3 million. The Company believes this reserve is adequate to cover the expected contractual lease payments and other ancillary costs associated with these closings. *

*Forward Looking Statement. See Safe Harbor Statement on Page 26.

14.  Long-term debt consists of (in thousands):

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

16.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the three month period ended August 28, 2004 and the three month period ended August 30, 2003, comprehensive income consisted of net loss and net unrealized gains on available-for-sale investments.

17.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):

	Three Months Ended
	August 28,	August 30,
	2004	2003
Apparel	$435,385	$391,891
Home Products	141,466	133,582
	$576,851	$525,473

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

18.   Rental income from leased departments, included in Other Revenue, amounted to $2.0 million for each of the three month periods ended August 28, 2004 and August 30, 2003.

19.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Application of EITF Issue No. 02-16 resulted in a reduction of net loss by $0.1 million and $0.6 million for the three month periods ended August 28, 2004 and August 30, 2003, respectively. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.2 million and $0.3 million for the three month periods ended August 28, 2004 and August 30, 2003, respectively.

20.  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $0.6 million and $1.4 million relating to these costs during the three month periods ended August 28, 2004 and August 30, 2003, respectively.

21.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company did not issue, and there was no compensation expense related to, the issuance of any stock options during the three month periods ended August 28, 2004 and August 30, 2003. Therefore, there would have been no effect on net loss and net loss per share had the Company applied the fair value recognition provisions of SFAS No. 123.

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

23.  The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed where sales by another store will not absorb the closed store's sales are included in the Company's calculation of discontinued operations. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the eight stores closed during fiscal 2004. There were no stores closed during the three month period ended August 28, 2004.

	Three Months Ended (All amounts in thousands)
	August 28, 2004	August 30, 2003
Revenues	-	$4,178
Gross Margin	-	536
Selling and Administrative Expenses	-	2,341
Depreciation	-	112
Loss from Discontinued Operations Before Income Tax Benefit	-	(2,144)
Loss from Discontinued Operations, Net of Tax	-	($1,315)

24.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month periods ended August 28, 2004 and August 30, 2003 were $10.8 million and $11.2 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were less than $0.1 million for each of the three month periods ended August 28, 2004 and August 30, 2003, respectively.

25.  Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and diluted loss per share from continuing operations are as follows (in thousands):

	Three Months Ended August 28, 2004			Three Months Ended August 30, 2003
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and Diluted Loss Per Share:
Loss from Continuing Operations	($18,681)	44,636	($0.42)	($15,524)	44,547	($0.35)

SFAS No. 128, Earnings Per Share, requires that no potential common shares be included in the computation of any diluted per-share amount when a loss from continuing operations exists. As a result, options to purchase 442,320 shares of common stock, which were outstanding during the first quarter of fiscal 2005, were not included in the computation of weighted average shares outstanding, and 500,740 shares of common stock, which were outstanding during the first quarter of fiscal 2004, were not included in the computation of weighted average shares outstanding.

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

28.  Certain reclassifications have been made to the prior period's financial statements to conform to the classifications used in the current period. These reclassifications primarily relate to the treatment of discontinued store operations.

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

30.  There have been no material changes from the disclosures made regarding commitments and contingencies in Amendment No. 4 to the Company's Annual Report on Form 10-K/A for the year ended May 29, 2004 filed with the Securities and Exchange Commission on April 19, 2005.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Burlington Coat Factory's management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and in Amendment No. 4 to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on April 19, 2005. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled "Safe Harbor Statement." All applicable disclosures have been modified to reflect the Restatement as described below.

Restatement

     Subsequent to the Company's issuance of its condensed consolidated financial statements for the three month periods ended August 28, 2004 and August 30, 2003, the Company's management reviewed its application of generally accepted accounting principles for lease accounting. Based on this review and discussions that the Company had with the Audit Committee of the Company's Board of Directors, on April 4, 2005, the Company concluded to restate its previously issued financial statements for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002, and for the first two quarters of fiscal 2005 related to its computation of depreciation/amortization, straight-line rent expense and the related deferred rent liability. In addition, the Company identified other matters requiring the reclassification of certain items in the statements of operations and cash flows, as discussed in Note 2 to the condensed consolidated financial statements. These adjustments, collectively, are referred to as the "Restatement."

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

     In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated its previously issued financial statements for the three month periods ended August 28, 2004 and August 30, 2003 to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

     The Restatement did not have any effect on comparative sales or on the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

     Management's Discussion and Analysis of Results of Operations and Financial Condition has been revised for the effects of the Restatement. See Note 2 to the condensed consolidated financial statements.

Overview

     Burlington Coat Factory experienced an increase in sales in the first quarter of fiscal 2005. Net sales from continuing operations for the first quarter of fiscal 2005 ended August 28, 2004 were $576.9 million compared with $525.5 million for the comparative period ended August 30, 2003, a 9.8% increase. These results reflect a 2.9% comparative store sales increase over the comparative period in the prior year. Comparative store sales increased 1.6% in June, increased 4.0% in July and increased 3.5% in August compared with the same periods of last year. Gross margins decreased during the three month period ended August 28, 2004 compared with the three month period ended August 30, 2003 due to higher markdowns taken during the three month period ended August 28, 2004.

     During the first quarter of fiscal 2005, the Company opened one Burlington Coat Factory store and relocated two Burlington Coat Factory stores to new locations within their existing trading markets. The Company plans to open an additional eight Burlington Coat Factory stores, three MJM Designer Shoes stores and two Super Baby Depot stores during fiscal 2005. Four relocations and seven remodels of existing Burlington Coat Factory stores are planned for the remainder of fiscal 2005. In addition, two locations which were previously operated as Decelle stores are expected to be converted and reopened as Cohoes Fashions stores. *

* Forward Looking Statement. See Safe Harbor Statement on Page 26.

Key Performance Measures

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

     Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the three month period ended August 28, 2004, the Company experienced a decrease in gross margin to 35.2% from 36.6% for the three month period ended August 30, 2003. This decrease is due primarily to increases in markdowns and decreases in initial markons in the current year's three month period compared with the similar period of last year.

     Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the Cost of Sales and operating expenses (Selling and Administrative Expenses and Depreciation). Historically, the Company's first fiscal quarter is a loss quarter. The negative margin for the three month period ended August 28, 2004 and the three month period ended August 30, 2003 was $29.6 million and $24.9 million, respectively.

     Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced an increase in cash flow from the sale of short term investments. In addition, the Company experienced a decrease in cash outflow from investing activities during the current year's first quarter compared with last year's first quarter. This was primarily due to a decrease in the acquisition of property and equipment of $13.3 million. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets, excluding assets from discontinued operations, minus current liabilities. Working capital at August 28, 2004 was $302.4 million compared with $156.5 million at August 30, 2003. This increase in working capital resulted in part from the Company's sale of $100 million of senior notes in September 2003.

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

     The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the condensed consolidated financial statements:

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

Recent Accounting Pronouncements

     In March 2004, the Emerging Issues Task Force ("EITF") issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. The Company adopted the requirements of EITF Issue No. 03-01 during fiscal 2004. The adoption of EITF Issue No. 03-01 did not have a material impact on the Company's consolidated financial statements.

Results of Operations

     The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three month periods ended August 28, 2004 and August 30, 2003.

	Percentage of Net Sales
	Three Months Ended (unaudited)
	August 28,	August 30,
	2004	2003

Net Sales	100.0%	100.0%

Cost of Sales	64.8	63.4
Selling& Administrative Expenses	37.7	38.8

Depreciation	3.7	3.6

Interest Expense	0.3	0.1

Other Income, Net	0.1	0.1

Other Revenue	1.1	1.1

Loss from Continuing Operations before Income Taxes	(5.3)	(4.8)

Income Tax Benefit	2.1	1.9

Net Loss	(3.2%)	(3.2%)

Three Months Ended August 28, 2004 and August 30, 2003

Sales

     Consolidated net sales increased $51.4 million (9.8%) for the three month period ended August 28, 2004 compared with the similar period of last year. Comparative stores sales increased 2.9% for the first quarter of fiscal 2005.

     Beginning in fiscal 2004, the Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the three month period ended August 28, 2004 with the results of operations for the three month period ended August 30, 2003.

     One new and two relocated Burlington Coat Factory department stores opened during the first quarter of fiscal 2005 contributed $2.0 million to net sales for the first quarter of fiscal 2005. Stores opened during fiscal 2004 contributed $31.1 million to this year's net sales in their non-comparative periods.

    The Cohoes Fashions stores contributed $7.9 million to consolidated sales for the three month period ended August 28, 2004 compared with $7.8 million for the three month period ended August 30, 2003.

     The MJM Designer Shoes stores contributed $6.8 million to sales for the three month period ended August 28, 2004 compared with $5.7 million for the similar period of last year. As of August 28, 2004, eleven MJM Designer Shoes stores were operating.

     Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores and intends to convert two stores to Cohoes Fashions stores. Sales in fiscal 2004 for the Decelle stores were $3.2 million.

Other Revenue

     Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway and alteration service charges and miscellaneous revenue items) increased to $6.4 million for the three month period ended August 28, 2004 compared with $5.7 million for the similar period of last year. This increase is primarily related to increases in sublease rental income from new stores and from two shopping centers controlled by the Company, and by increases in service charges.

Cost of Sales

     Cost of sales increased $41.1 million (12.4%) for the three month period ended August 28, 2004 compared with the three month period ended August 30, 2003. The dollar increase in cost of sales was due to the increase in net sales during the three month period ended August 28, 2004 compared with the three month period ended August 30, 2003 and to increased markdown costs in the three month period ended August 28, 2004. Cost of sales as a percentage of net sales increased from 63.4% in the fiscal 2004 period to 64.8% in the fiscal 2005 period. The increase in cost of sales, as a percentage of net sales, for the fiscal 2005 period compared with the fiscal 2004 period was primarily the result of increases in markdown related expenses and slightly lower initial margins. These increases were partially offset by a decrease in the Company's interim provision for inventory shrinkage for this year's three month period compared with the similar period of last year. The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses and Depreciation line items in the Condensed Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses

     Selling and Administrative Expenses, including amortization of leasehold purchases, increased $13.4 million (6.6%) from the fiscal 2004 three month period to the fiscal 2005 three month period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during the first quarter of fiscal 2005 as compared with the first quarter of fiscal 2004. As a percentage of net sales, Selling and Administrative Expenses were 37.7% for the three month period ended August 28, 2004 compared with 38.8% for the three month period ended August 30, 2003. As a percentage of net sales, payroll related costs declined 0.7% for fiscal 2005 compared with fiscal 2004 as a result of the Company's budgetary controls over payroll expenditures. In addition, as a percentage of net sales, occupancy costs declined 0.6% for the current fiscal period as compared with the similar period of last year. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods of which $0.2 million was paid during the first quarter of fiscal 2005.

Depreciation

     Depreciation expense amounted to $21.5 million in the three month period ended August 28, 2004 compared with $19.1 million in the three period month ended August 30, 2003. This increase of $2.4 million is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

     Interest expense increased $1.0 million for the three month period ended August 28, 2004 compared with the similar period of last year. The increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003.

Other Income, Net

     Other Income, Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) increased $0.4 million to $0.8 million for the three month period ended August 28, 2004 compared with the similar period of last year. The increase is due primarily to slightly lower losses on disposals of fixed assets and increases in miscellaneous items in the three month period ended August 28, 2004 compared with the similar period of last year.

Income Tax

     Income tax benefit was $12.0 million for the three month period ended August 28, 2004 and $9.8 million for the similar fiscal period of last year. The effective tax rate for the first quarter of fiscal 2004 was 38.7% compared with 39.1% in the first quarter of fiscal 2005. The increase in the effective tax rate is primarily the result an increase in the Company's expected effective state income tax rate.

Loss from Continuing Operations

     Loss from continuing operations amounted to $18.7 million for the three month period ended August 28, 2004 compared with $15.5 million for the comparative period of last year. Basic and diluted loss per share from continuing operations was $0.42 per share for the first quarter of fiscal 2005 compared with basic and diluted loss per share from continuing operations of $0.35 per share for the similar period of fiscal 2004.

Discontinued Operations

     During fiscal 2004, the Company discontinued the operations of eight stores. During the three month period ended August 30, 2003, net sales and gross margin for these stores amounted to $4.2 million and $0.5 million, respectively, during the period. Loss from discontinued operations amounted to $1.3 million during the first quarter of fiscal 2004. Loss per share from discontinued operations for the three month period ended August 30, 2003 was $0.03 per share. There were no discontinued operations recorded during the first three months of fiscal 2005.

Net Loss

     Net loss increased $1.9 million to $18.7 million for the fiscal 2005 period from $16.8 million for the comparative 2004 period.

Liquidity and Capital Resources

Overview

     The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

     During the first quarter of fiscal 2005, the Company opened one Burlington Coat Factory Warehouse department store and relocated two Burlington Coat Factory Warehouse department stores to new locations within their trading areas. The Company estimates spending approximately $118.1 million in capital expenditures during fiscal 2005 including $102.1 million for store expenditures, $2.6 million for upgrades of warehouse facilities and $13.4 million for computer and other equipment expenditures. For the first three months of fiscal 2005, capital expenditures amounted to approximately $29.5 million.

     The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions. Additionally, the Company may consider strategic acquisitions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings. *

Stock Repurchases

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

Working Capital

     Working capital decreased to $302.4 million at August 28, 2004 from $330.0 million at May 29, 2004. This decrease is due primarily to the Company's purchase of property and equipment for new stores.

Net Cash Provided by Continuing Operations

     Net cash provided by continuing operations of $45.2 million for the first quarter of fiscal 2005 increased by $57.9 million from $12.7 million of net cash used in continuing operations for the similar period of fiscal 2004. This increase in net cash from continuing operations was due primarily to the sale of the Company's short term investments during the current fiscal year's first quarter. The Company had short term investments of $168.5 million at May 29, 2004, primarily resulting from the Company's sale of $100 million of senior notes in September 2003.

* Forward Looking Statement. See Safe Harbor Statement on Page 26.

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

Lines of Credit

     As of August 28, 2004 and August 30, 2003, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (4.50% at August 28, 2004). The Company had letter of credit commitments outstanding against the committed line of credit of $35.5 million at August 28, 2004 and $31.6 million at August 30, 2003. For the three month period ended August 28, 2004, the Company had no borrowing under these lines of credit. At August 30, 2003, the Company had borrowing under these lines of credit of $53.4 million. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004. The average borrowing under these credit lines during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. Borrowings under the Company's lines of credit were necessary during the prior year's first three months primarily because of the purchase of inventory during the period and capital expenditure requirements.

Letters of Credit

     The Company also had letter of credit agreements with a bank in the amount of $2.2 million and $3.5 million guaranteeing performance under various leases, insurance contracts and utility agreements at August 28, 2004 and August 30, 2003, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

     As of August 28, 2004, the Company had no material off-balance sheet arrangements. The Company's contractual obligations and commitments, which consist of debt, capital and operating leases, open purchase orders, outstanding letters of credit and other miscellaneous commitments, have not changed materially from the amounts disclosed in Amendment No. 4 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004 filed with the Securities and Exchange Commission.

Liquidity and Capital Resources Summary

     The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from the proceeds of the sale of the $100 million of senior notes, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit.* Furthermore, to the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings. *

Safe Harbor Statement

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

* Forward Looking Statement. See Safe Harbor Statement on Page 26.

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

Item 4.   Controls and Procedures.

     The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     In connection with the Restatement and the filing of this Form 10-Q/A, the Company's management, with the participation of the Company's principal executive officer and principal financial officer, re-evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that, as of the end of such period, the Company's disclosure controls and procedures as of the end of the period covered by this report were functioning effectively.

     In concluding that the Company's disclosure controls and procedures were effective as of August 28, 2004, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 2, "Restatement of Financial Statements," to the condensed consolidated financial statements included within this Form 10-Q/A. The Company's management also considered the materiality of the restatement adjustments on its condensed consolidated balance sheet and statement of operations included in this Form 10-Q/A, and that these non-cash adjustments had no effect on historical or future cash flows or timing of payments under pertinent leases. Finally the Company's management considered that restatements of financial statements in prior filings made with the SEC may be an indicator of the existence of weaknesses in the design or operation of internal control over financial reporting.

     While the Company's principal executive officer and principal financial officer concluded that, as of August 28, 2004, disclosure controls and procedures are functioning effectively, the Company remains in the process of performing the system and process documentation, evaluation and testing required for management to provide an assessment of the effectiveness of the Company's internal control over financial reporting. At the end of fiscal 2005, the Company's management will be required under applicable securities laws to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accountant will be required to audit management's assessment. In the course of evaluating and testing its internal control of financial reporting, management may identify deficiencies that will need to be addressed and remediated.

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

     The Company did not repurchase any shares of its stock during the three month period ended August 28, 2004. As of August 28, 2004, the Company had authority to purchase an additional $3.6 million of its stock.

     The following table summarizes the Company's common stock repurchase activity for the three month period ended August 28, 2004 and the approximate value of shares of common stock that may yet be repurchased.
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

Date: April 27, 2005