Form 10-Q/A
period 2004-11-27
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2005-04-27
CIK 718916

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

This Amendment No. 1 to our Quarterly Report on Form 10-Q/A ("Form 10-Q/A") for the quarterly period ended November 27, 2004, initially filed with the SEC on January 6, 2005 (the "Original Filing"), is being filed to restate (i) the Company's condensed consolidated balance sheet at November 27, 2004; (ii) the Company's condensed consolidated statements of operations for the six and three month periods ended November 27, 2004 and November 29, 2003; (iii) the Company's condensed consolidated statements of cash flows for the six month periods ended November 27, 2004 and November 29, 2003, and the notes related thereto. For a more detailed description of these restatements, see Note 2, "Restatement of Financial Statements" to the accompanying condensed consolidated financial statements and the section entitled "Restatement" in Management's Discussion and Analysis of Results of Operations and Financial Condition in this Form 10-Q/A.

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	November 27, 2004 (As Restated, See Note 2)	May 29, 2004

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 32,657	$ 29,817
Restricted Cash and Cash Equivalents	10,380	9,304
Investments	161,524	168,474
Accounts Receivable, Net	40,062	23,744
Merchandise Inventories	880,039	622,538
Deferred Tax Assets	19,740	19,660
Prepaid and Other Current Assets	16,890	17,131

Total Current Assets	1,161,292	890,668

Property and Equipment (Net of Accumulated Depreciation)	636,027	624,894
Investments	25	23
Intangible Assets (Net of Accumulated Amortization)	46,535	48,825
Deferred Tax Assets	13,614	13,578
Other Assets	1,131	1,190

Total Assets	$1,858,624	$1,579,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 607,771	$ 364,335
Income Taxes Payable	12,410	20,829
Other Current Liabilities	199,747	174,450
Current Maturities of Long Term Debt and Obligations Under Capital Leases	1,180	1,047

Total Current Liabilities	821,108	560,661

Long Term Debt and Obligations Under Capital Leases	132,578	133,538
Other Liabilities	38,056	39,547

Commitments and Contingencies

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,826	49,809
Capital in Excess of Par Value	23,211	23,016
Retained Earnings	853,155	831,926
Accumulated Other Comprehensive Income	3	2
Note Receivable from Stock Options Exercised	(58)	(63)
Treasury Stock at Cost	(59,255)	(59,258)

Total Stockholders' Equity	866,882	845,432

Total Liabilities and Stockholders' Equity	$1,858,624	$1,579,178

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)

	Six Months Ended		Three Months Ended
	November 27, 2004 (As Restated, See Note 2)	November 29, 2003 (As Restated, See Note 2)	November 27, 2004 (As Restated, See Note 2)	November 29, 2003 (As Restated, See Note 2)

REVENUES:

Net Sales	$1,452,559	$1,312,132	$ 875,708	$ 786,659
Other Revenue	14,367	13,023	7,967	7,360

	1,466,926	1,325,155	883,675	794,019
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation)	916,710	819,919	542,643	486,975
Selling and Administrative Expenses	470,381	443,524	253,024	239,543
Depreciation	44,383	39,445	22,932	20,304
Interest Expense	3,572	2,467	1,769	1,686
Other Income, Net	(5,909)	(431)	(5,157)	(46)
	1,429,137	1,304,924	815,211	748,462

Income From Continuing Operations Before Provision for Income Taxes	37,789	20,231	68,464	45,557
Provision for Income Taxes	14,775	7,830	26,769	17,633

Income from Continuing Operations	23,014	12,401	41,695	27,924
Loss from Discontinued Operations, Net of Tax Benefit	-	(2,057)	-	(742)
Net Income	23,014	10,344	41,695	27,182

Net Unrealized Gain (Loss) on Non-Marketable Securities, Net of Tax	1	-	-	(2)

Total Comprehensive Income	$ 23,015	$ 10,344	$ 41,695	$ 27,180

Basic and Diluted Earnings Per
Share:
Basic Income Per Share from Continuing Operations	$ 0.52	$ 0.28	$ 0.93	$ 0.63
Basic Loss Per Share from Discontinued Operations	-	(0.05)	-	(0.02)
Basic Net Income Per Share	$ 0.52	$ 0.23	$ 0.93	$ 0.61

Diluted Income Per Share from Continuing Operations Diluted Loss Per Share from Discontinued Operations Diluted Net Income Per Share Basic Weighted Average Shares Outstanding	$ 0.51 - $ 0.51 44,640,819	$ 0.28 (0.05) $ 0.23 44,555,166	$ 0.93 - $ 0.93 44,645,790	$ 0.63 (0.02) $ 0.61 44,562,907

Diluted Weighted Average Shares Outstanding	44,731,072	44,644,431	44,752,652	44,662,796

Dividends Per Share	$ 0.04	$ 0.03	$ -	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(All amounts in thousands)
	Six Months Ended
	November 27, 2004 (As Restated, See Note 2)	November 29, 2003 (As Restated, See Note 2)

OPERATING ACTIVITIES
Net Income	$23,014	$10,344
Loss from Discontinued Operations, Net of Tax	-	2,057
Income from Continuing Operations	23,014	12,401
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation	44,383	39,445
Provision for Losses on Accounts Receivable	3,777	4,786
Provision for Deferred Income Taxes	(116)	(125)
Loss on Disposition of Fixed Assets and Leasehold Purchases	662	1,336
Proceeds from Sale of Trading Securities	294,513	15,266
Acquisition of Trading Securities	(287,317)	(8,953)
Gain on Sale of Trading Securities	(289)	-
Unrealized Loss on Trading Securities	43	-
Non-Cash Rent Expense and Other	623	3,046
Changes in Operating Assets and Liabilities:
Accounts Receivable	(20,125)	(18,514)
Merchandise Inventories	(257,501)	(207,762)
Prepaids and Other Current Assets	241	(243)
Accounts Payable	243,436	230,268
Other Current Liabilities and Income Taxes Payable	15,415	(1,663)

Net Cash Provided by Continuing Operations	60,759	69,288
Net Cash Used in Discontinued Operations	-	(1,711)

Net Cash Provided by Operating Activities	60,759	67,577

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(56,180)	(70,842)
Change in Restricted Cash and Cash Equivalents	(1,076)	-
Proceeds from Sale of Fixed Assets and Leaseholds	2	1,303
Receipts Against Long Term Notes Receivable	35	24
Minority Interest	(88)	108

Net Cash Used in Investing Activities from Continuing Operations	(57,307)	(69,407)
Net Cash Used in Investing Activities from Discontinued Operations	-	(214)
Net Cash Used in Investing Activities	(57,307)	(69,621)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt	-	100,000
Principal Payments on Long Term Debt	(827)	(762)
Issuance of Common Stock Upon Exercise of Stock Options	212	519
Treasury Stock Transactions	3	-

Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(612)	99,757

Increase in Cash and Cash Equivalents	2,840	97,713
Cash and Cash Equivalents Beginning of Period	29,817	27,904

Cash and Cash Equivalents at End of Period	$ 32,657	$125,617

Interest Paid:	$ 5,803	$ 1,536
Income Taxes Paid:	$ 23,310	$ 14,672

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTH PERIODS ENDED NOVEMBER 27, 2004 AND
NOVEMBER 29, 2003 (UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except three. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. The Company maintains a fifty percent interest in a third investment in which it maintains managerial and financial control. These investments are consolidated, net of their minority interest. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 29, 2004 has been derived from the audited financial statements in Amendment No. 4 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004, filed with the Securities and Exchange Commission ("SEC") on April 19, 2005. Because the Company's business is seasonal in nature, the operating results for the six and three month periods ended November 27, 2004 and the corresponding periods ended November 29, 2003 are not necessarily indicative of results for the fiscal year.

2.    Restatement of Financial Statements
    Subsequent to the issuance of the Company's condensed consolidated financial statements for the six and three month periods ended November 27, 2004 and November 29, 2003, the Company's management reviewed its accounting for leases with renewal options. Historically, the Company recorded rent expense on a straight-line basis over the fixed initial term, with the term commencing when rental payments actually began, and computed depreciation/amortization on the related leasehold improvements and other long-lived assets located on these properties over their useful lives. The Company has restated the financial statements to recognize rent expense on a straight-line basis over the expected lease term, including rent holidays and option periods where exercise of such option periods is reasonably assured. In addition, the commencement date of the period over which rental expense is recognized is the earlier of the date on which the Company becomes legally obligated for rental payments or the date on which the Company takes possession of the property. The resulting adjustments did not affect historical or future cash flows or timing of payments under pertinent leases.

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated its previously issued financial statements for the six and three month periods ended November 27, 2004 and November 29, 2003 to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

Also, the Company concluded to reclassify its other income items, including investment income, gains or losses on disposition of fixed assets and other miscellaneous income items under the caption Other Income, Net, previously reported under the caption Other Revenue, in its condensed consolidated statements of operations for the six and three month periods ended November 27, 2004 and November 29, 2003.

Also, the Company previously included restricted cash and cash equivalents as part of cash and cash equivalents in the condensed consolidated statements of cash flows. The Company has restated the condensed consolidated statements of cash flows for the six month periods ended November 27, 2004 and November 29, 2003 to treat only unrestricted amounts as cash and cash equivalents. Cash and cash equivalents changed from $39.1 million to $29.8 million at the beginning of the six month period ended November 27, 2004 and from $43.0 million to $32.7 million at the end of the same period as a result of the Restatement. Cash and cash equivalents changed from $36.7 million to $27.9 million at the beginning of the six month periods ended November 29, 2003 and from $134.4 million to $125.6 million at the end of the same period.

These adjustments, described above, are collectively referred to as the "Restatement."

The condensed consolidated financial statements included in this Form 10-Q/A have been restated to reflect the adjustments described above. The effects of the Restatement have also been set forth, for the periods presented therein, in Amendment No. 4 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004, which was filed with the SEC on April 19, 2005, and in Amendment No. 1 to the Company's Quarterly Report on Form 10-Q/A for the quarter ended August 28, 2004, which we are concurrently filing with this Form 10-Q/A.

The following is a summary of the impact of the Restatement on the Company's condensed consolidated balance sheet at November 27, 2004 and the Company's condensed consolidated statements of operations for the six and three month periods ended November 27, 2004 and November 29, 2003.

(dollar amounts in thousands, except per share amounts)
November 27, 2004

	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Balance Sheet
ASSETS
Property and Equipment (Net of Accumulated Depreciation)	$ 631,249	$ 4,778	$ 636,027
Intangible Assets (Net of Accumulated Amortization)	35,854	10,681	46,535
Deferred Tax Assets	6,519	7,095	13,614

Total Assets	1,836,070	22,554	1,858,624

LIABILITIES AND STOCKHOLDERS' EQUITY
Other Current Liabilities	193,177	6,570	199,747
Other Liabilities	11,573	26,483	38,056
Retained Earnings	863,654	(10,499)	853,155
Total Stockholders' Equity	877,381	(10,499)	866,882
Total Liabilities and Stockholders' Equity	1,836,070	22,554	1,858,624

Six Months Ended November 27, 2004
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations
Other Revenue	$ 20,276	$ (5,909)	$ 14,367
COSTS AND EXPENSES
Selling and Administrative Expenses	471,224	(843)	470,381
Depreciation	43,472	911	44,383
Other Income, Net	-	(5,909)	(5,909)
Total Costs and Expenses	1,434,978	(5,841)	1,429,137

Income from Continuing Operations Before Provision for Income Taxes	37,857	(68)	37,789
Provision for Income Taxes	14,802	(27)	14,775

Income from Continuing Operations	23,055	(41)	23,014

Net Income	23,055	(41)	23,014

Total Comprehensive Income	23,056	(41)	23,015

Diluted Earnings Per Share:

Diluted Income Per Share from Continuing Operations	$0.52	($0.01)	$0.51

Diluted Net Income Per Share	$0.52	($0.01)	$0.51

Six Months Ended November 29, 2003
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations
Other Revenue	$ 13,454	$ (431)	$ 13,023
COSTS AND EXPENSES
Selling and Administrative Expenses	444,899	(1,375)	443,524
Depreciation	38,613	832	39,445
Other Income, Net	-	(431)	(431)
Total Costs and Expenses	1,305,898	(974)	1,304,924

Income from Continuing Operations Before Provision for Income Taxes	19,688	543	20,231
Provision for Income Taxes	7,620	210	7,830

Income from Continuing Operations	12,068	333	12,401
Loss from Discontinued Operations, Net of Tax Benefit	(2,012)	(45)	(2,057)

Net Income	10,056	288	10,344

Total Comprehensive Income	10,056	288	10,344

Basic and Diluted Earnings Per Share:

Basic Income Per Share from Continuing Operations	$0.27	$0.01	$0.28
Basic Loss Per Share from Discontinued Operations	(0.04)	($0.01)	($0.05)
Diluted Income Per Share from Continuing Operations	$0.27	$0.01	$0.28
Diluted Loss Per Share from Discontinued Operations	($0.04)	($0.01)	($0.05)

Three Months Ended November 27, 2004
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations
Other Revenue	$ 13,124	$ (5,157)	$ 7,967
COSTS AND EXPENSES
Selling and Administrative Expenses	253,407	(383)	253,024
Depreciation	22,476	456	22,932
Other Income, Net	-	(5,157)	(5,157)
Total Costs and Expenses	820,295	(5,084)	815,211

Income from Continuing Operations Before Provision for Income Taxes	68,537	(73)	68,464
Provision for Income Taxes	26,798	(29)	26,769

Income from Continuing Operations	41,739	(44)	41,695

Net Income	41,739	(44)	41,695

Total Comprehensive Income	41,739	(44)	41,695

Three Months Ended November 29, 2003
	As Previously Reported	Restatement Adjustments	As Restated
Condensed Consolidated Statement of Operations
Other Revenue	$ 7,406	$ (46)	$ 7,360
COSTS AND EXPENSES
Selling and Administrative Expenses	240,092	(549)	239,543
Depreciation	19,888	416	20,304
Other Income, Net	-	(46)	(46)
Total Costs and Expenses	748,641	(179)	748,462

Income from Continuing Operations Before Provision for Income Taxes	45,424	133	45,557
Provision for Income Taxes	17,581	52	17,633

Income from Continuing Operations	27,843	81	27,924
Loss from Discontinued Operations, Net of Tax Benefit	(720)	(22)	(742)

Net Income	27,123	59	27,182

Total Comprehensive Income	27,121	59	27,180

Basic and Diluted Earnings Per Share:

Basic Income Per Share from Continuing Operations	$0.62	$0.01	$0.63
Basic Loss Per Share from Discontinued Operations	($0.01)	($0.01)	($0.02)
Diluted Income Per Share from Continuing Operations	$0.62	$0.01	$0.63
Diluted Loss Per Share from Discontinued Operations	($0.01)	($0.01)	($0.02)

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

5.   Merchandise inventories as of November 27, 2004 and May 29, 2004 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses" and "Depreciation" in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $22.5 million and $11.9 million for the six and three month periods ended November 27, 2004, respectively, and $21.7 million and $12.0 million for the similar periods of fiscal 2004. Depreciation related to the warehousing and purchasing functions amounted to $4.4 million and $2.2 million for the six and three month periods ended November 27, 2004 and $4.1 million and $2.2 million for the similar periods of fiscal 2004. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

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

9.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term including option periods where the exercise of the option period can be reasonably assured, which approximates the leasehold's useful life. Amortization of intangibles is included in Selling and Administrative Expenses in the Company's Condensed Consolidated Statements of Operations. Intangible assets as of November 27, 2004 and May 29, 2004 are as follows (in thousands):

	November 27, 2004			May 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$59,920	$14,061	$45,859	$59,920	$11,820	$48,100
Other	1,042	366	676	1,042	317	725
	$60,962	$14,427	$46,535	$60,962	$12,137	$48,825

Amortization expense amounted to $2.3 million and $1.3 million for the six and three month periods ended November 27, 2004, respectively, compared with $2.0 million and $1.0 million for the six and three month periods ended November 29, 2003, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2006 - $3.6 million; fiscal 2007 - $3.5 million; fiscal 2008 - $3.5 million; fiscal 2009 - $3.3 million; fiscal 2010 - $3.2 million. Amortization for the remainder of fiscal 2005 is expected to be approximately $1.8 million.

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

13.  In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Scheduled rent and rent related payments for each of the fiscal years 2004 and 2005 amount to $0.2 million. During the six month period ended November 27, 2004, $0.1 million of payments were applied against this reserve. The remaining $0.1 million will be paid during the remainder of fiscal 2005.

In November 2003, additions to the Company's reserve for lease related obligations of closed stores amounted to $1.5 million. Payments applied against this reserve during the six month period ended November 27, 2004 amounted to $0.3 million. At November 27, 2004, the reserve amounted to $0.9 million. Scheduled rent related payments over the next five years are as follows: fiscal 2005 - $0.2 million; fiscal 2006 - $0.2 million; fiscal 2007 - $0.2 million; fiscal 2008 - $0.2 million; and fiscal 2009 - $0.1 million. The Company believes these reserves are adequate to cover the expected contractual lease payments and other ancillary costs associated with these closings. *
*Forward Looking Statement. See Safe Harbor Statement on Page 33.

14.  Long-term debt consists of (in thousands):

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

16.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the six and three month periods ended November 27, 2004 and the six and three month periods ended November 29, 2003, comprehensive income consisted of net income and net unrealized gains (loss) on available-for-sale investments.

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

18.  Rental income from leased departments, included in Other Revenue, amounted to $4.3 million and $2.3 million for the six and three month periods ended November 27, 2004 compared with $4.3 million and $2.2 million in the similar periods of the prior year.

19.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Application of EITF Issue No. 02-16 resulted in a reduction of net income of $0.1 million and $0.2 million for the six and three month periods ended November 27, 2004, respectively. For the six month period ended November 29, 2003, application of EITF Issue No. 02-16 resulted in a $0.2 million increase in the Company's net income. Net income was reduced by $0.1 million for the three month period ended November 29, 2003. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.4 million and $0.2 million for the six and three month periods ended November 27, 2004, respectively. Reimbursement of expenses for the six and three month periods ended November 29, 2003 amounted to $0.6 million and $0.3 million, respectively.

20.  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $1.3 million and $0.6 million during the six and three month periods ended November 27, 2004, respectively. For the comparative six and three month periods of fiscal 2004, the Company capitalized $2.1 million and $0.7 million, respectively.

21.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company issued 87,700 stock options during the second quarter of fiscal 2005. The Company did not issue stock options during fiscal 2004. The following table illustrates the effect on net income and net income per share for the six and three month periods ended November 27, 2004 and November 29, 2003 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Net income as reported	$23,014	$10,344	$41,695	$27,182
Expense under fair value method, net of tax effect	(93)	-	(93)	-
Pro forma net income	$22,921	$10,344	$41,602	$27,182
Income per share:
Basic - as reported	$0.52	$0.23	$0.93	$0.61
Diluted - as reported	$0.51	$0.23	$0.93	$0.61
Basic - pro forma	$0.51	$0.23	$0.93	$0.61
Diluted - pro forma	$0.51	$0.23	$0.93	$0.61

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in the first six months of fiscal 2005:

Risk-free interest rate	2.73%
Expected volatility	37.70%
Expected life	10 years
Contractual life	10 years
Expected dividend yield	0.20%
Fair value of options granted	$9.14

The Company did not issue, and there was no compensation expense related to, the issuance of any stock options during the six and three month periods ended November 29, 2003. Therefore, there would have been no effect on net income and net income per share had the Company applied the fair value recognition provisions of SFAS No. 123.

22.  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. During the six and three month periods ended November 27, 2004, the Company recorded impairment charges related to leasehold improvements of $1.1 million. During the prior year's six and three month periods, there were no impairment charges recorded.

23.  The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed where sales by another store will not absorb the closed store's sales are included in the Company's calculation of discontinued operations. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the eight stores closed during fiscal 2004. There were no stores closed during the six month period ended November 27, 2004.

	Six Months Ended (All amounts in thousands)		Three Months Ended (All amounts in thousands)
	November 27, 2004	November 29, 2003	November 27, 2004	November 29, 2003
Revenues	-	$7,141	-	$2,963
Gross Margin	-	1,555	-	1,020
Selling and Administrative Expenses	-	4,162	-	1,821
Depreciation	-	301	-	190
Loss from Discontinued Operations Before Income Tax Benefit	-	(3,356)	-	(1,211)
Loss from Discontinued Operations, Net of Tax	-	($2,057)	-	($742)

24.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended November 27, 2004 were $35.1 million and $24.3 million, respectively. For the similar periods of last year, net advertising costs were $33.2 million and $22.1 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were less than $0.4 million for the six and three month periods ended November 27, 2004, respectively. For the six and three month periods ended November 29, 2003 vendor rebates amounted to $0.6 million.

25.  Basic and diluted income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and diluted income per share from continuing operations are as follows (in thousands):

	Six Months Ended November 27, 2004			Six Months Ended November 29, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share:
Income from Continuing Operations	$23,014	44,641	$0.52	$12,401	44,555	$0.28
Dilutive Effect of Stock Options	-	90	( .01)	-	89	-
Diluted Income Per Share:
Income from Continuing Operations	$23,014	44,731	$0.51	$12,401	44,644	$0.28
	Three Months Ended November 27, 2004			Three Months Ended November 29, 2003
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share:
Income from Continuing Operations	$41,695	44,646	$0.93	$27,924	44,563	$0.63
Dilutive Effect of Stock Options	-	107	-	-	100	-
Diluted Income Per Share:
Income from Continuing Operations	$41,695	44,753	$0.93	$27,924	44,663	$0.63

Options to purchase 87,700 shares of common stock were outstanding during the first six months of fiscal 2005, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the exercise price of the options is greater than the average market price of common stock as of November 27, 2004 and therefore would be antidilutive. Options to purchase 1,900 shares of common stock were outstanding during the first six months of fiscal 2004 but were not included in the computation of weighted average shares outstanding, assuming dilution, because the exercise price of the options is greater than the average market price of common stock as of November 29, 2003 and therefore would be antidilutive.

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition.

Burlington Coat Factory's management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and in Amendment No. 4 to the Company's Annual Report on Form 10-K/A filed with the Securities and Exchange Commission ("SEC") on April 19, 2005. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled "Safe Harbor Statement." All applicable disclosures in the following discussion have been modified to reflect the Restatement as described below.

Restatement

Subsequent to the Company's issuance of its condensed consolidated financial statements for the six and three month periods ended November 27, 2004 and November 29, 2003, the Company's management reviewed its application of generally accepted accounting principles for lease accounting. Based on this review and discussions that the Company had with the Audit Committee of the Company's Board of Directors, on April 4, 2005, the Company concluded to restate its previously issued financial statements for each of the fiscal years ended May 29, 2004, May 31, 2003 and June 1, 2002, and for the first two quarters of fiscal 2005 related to its computation of depreciation/amortization, straight-line rent expense and the related deferred rent liability. In addition, the Company identified other matters requiring the reclassification of certain items in the statements of operations and cash flows, as discussed in Note 2 to the condensed consolidated financial statements. These adjustments, collectively, are referred to as the "Restatement".

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

In addition, the Company previously netted lease incentives received from the lessor for the reimbursement of costs of leasehold improvements against the incurred capital expenditures. The Company has restated its previously issued financial statements for the six and three month periods ended November 27, 2004 and the comparative period ended November 29, 2003 to account for these lease incentives by recording them as deferred rent and amortizing them over the lease term.

The Restatement did not have an effect on comparative sales or on the Company's compliance with any covenant under the Company's line of credit facility or other debt instruments.

Management's Discussion and Analysis of Financial Condition and Results of Operations has been revised for the effects of the Restatement. See Note 2 to the condensed consolidated financial statements.

Overview

Burlington Coat Factory experienced an increase in sales in both the first six months and the second quarter of fiscal 2005. Net sales from continuing operations for the first six months of fiscal 2005 ended November 27, 2004 were $1.45 billion compared with $1.31 billion for the comparative period ended November 29, 2003, a 10.7% increase. These results reflect a 4.0% comparative store sales increase over the comparative period in the prior year. For the three month period ended November 27, 2004, net sales were $875.7 million compared with $786.7 million for the three month period ended November 29, 2003. Comparative store sales increased 4.8 % during the three month period. Comparative store sales decreased 1.3% in September, increased 12.1% in October and increased 3.9% in November compared with the same periods last year. Gross margins decreased during the six month period ended November 27, 2004 compared with the six month period ended November 29, 2003 due to higher markdowns taken during the six month period ended November 27, 2004. Gross margins increased during the three month comparative period as decreases in the Company's interim provision for inventory shrinkage and sales discounts were offset in part by decreases in initial margins and increases in markdown expense.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. The Company's inventory turnover rate for the six month periods ended November 27, 2004 and November 29, 2003 was 2.1 in each period.

Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At November 27, 2004, inventory was $880.0 million, an average of $2.44 million per store versus $790.9 million, an average of $2.3 million per store, at November 29, 2003. This increase in inventory is due to the increase in the number of stores operating in the first six month period of fiscal 2005 compared with the first six month period of fiscal 2004 and to an increase in inventory at comparative stores of 4.0%.

Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the six month period ended November 27, 2004, the Company experienced a decrease in gross margin to 36.9% from 37.5%. This decrease is due primarily to increases in markdowns, decreases in initial markons and increases in freight charges in the current year's six month period compared with the similar period of last year. For the comparative three month periods ended November 27, 2004 and November 29, 2003, gross margin decreased to 38.0 % from 38.1%. This decrease was a result of increases in markdown expenses, slightly lower initial margin, and increased freight charges being offset in part by a decrease in the Company's interim provision for inventory shrinkage and a decrease in sales discounts.

Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the Cost of Sales and Operating Expenses (Selling and Administrative Expenses and Depreciation). Net operating margin for the six and three month periods ended November 27, 2004 was $35.5 million and $65.1 million, respectively. For the similar six and three month periods of last fiscal year, net operating margin was $22.3 million and $47.2 million, respectively.

Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. In the prior year's six month period, the Company experienced an increase in cash flow of $100 million from the sale of long term notes. This year's increase in cash flow of $2.8 million primarily is the result of income from continuing operations offset by acquisitions of inventory and property and equipment. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets, excluding assets from discontinued operations, minus current liabilities. Working capital at November 27, 2004 was $340.2 million compared with $278.9 million at November 29, 2003.

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force ("EITF") issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position EITF 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-1 to investments in securities that are impaired. The Company does not believe the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial statements.*
* Forward Looking Statement. See Safe Harbor Statement on Page 33.

In December 2004, the FASB issued SFAS No. 123(R) Share-Based Payment. Statement No. 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments granted to employees. This statement is effective for the first reporting period beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with its second quarter of fiscal 2006. Adoption of the statement will require the Company to record compensation expense relating to the issuance of employee stock options. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the effect that adoption of this standard will have on its financial statements.

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

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	November 27,	November 29,	November 27,	November 29,
	2004	2003	2004	2003

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	63.1	62.5	62.0	61.9
Selling & Administrative Expenses	32.4	33.8	28.9	30.5
Depreciation	3.1	3.0	2.6	2.6
Interest Expense	0.2	0.2	0.2	0.2
Other Income, Net	0.4	-	0.6	-
Other Revenue	1.0	1.0	0.9	0.9
Income from Continuing Operations Before Income Taxes	2.6	1.5	7.8	5.8
Income Tax Expense	1.0	0.6	3.0	2.2
Net Income	1.6%	0.8%	4.8%	3.5%

Six and Three Month Periods Ended November 27, 2004 and November 29, 2003

Sales

Consolidated net sales increased $140.4 million (10.7%) for the six month period ended November 27, 2004 compared with the similar period of a year ago. Comparative stores sales increased 4.0% for the first six months of fiscal 2005.

Beginning in fiscal 2004, the Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the six and three month periods ended November 27, 2004 with the results of operations for the six and three month periods ended November 29, 2003.

Six new and four relocated Burlington Coat Factory department stores opened during the first six months of fiscal 2005 contributed $25.9 million to net sales for the first six month period of fiscal 2005. Stores opened during fiscal 2004 contributed $54.4 million to this year's net sales in their non-comparative periods.

Net sales increased $89.0 million (11.3%) for the three month period ended November 27, 2004 compared with the similar period of a year ago. Comparative store sales increased 4.8% for the three month period. The increase in comparative store sales was in part the result of colder temperatures throughout the country compared with the prior year.

The Cohoes Fashions stores contributed $21.1 million and $13.2 million to consolidated sales for the six and three month periods ended November 27, 2004 compared with $17.9 million and $10.1 million for the similar periods ended November 29, 2003. During the second quarter, two stores previously operated as Decelle stores were reopened as Cohoes Fashions stores. These two stores contributed $2.6 million to Cohoes sales.

The MJM Designer Shoes stores contributed $18.9 million and $12.1 million to sales for the six and three month periods ended November 27, 2004 compared with $12.6 million and $7.8 million for the comparative periods of a year ago. As of November 27, 2004, fourteen MJM Designer Shoes stores were operating. Three new MJM Designer Shoes stores opened during the current year's second quarter contributed $1.2 million to net sales.

Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores and two stores to Cohoes Fashions stores. Sales in fiscal 2004 for the Decelle stores were $2.6 million.

During the second quarter of fiscal 2005, the Company opened a new Super Baby Depot store in Moorestown, New Jersey. The store contributed $0.4 million to fiscal 2005's net sales.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway and alteration service charges and miscellaneous items) increased to $14.4 million and $8.0 million for the six and three month periods ended November 27, 2004 compared with $13.0 million and $7.4 million for the similar periods of a year ago. Rental income increased $0.9 million to $8.8 million and $0.5 million to $4.6 million for the six and three month period periods ended November 27, 2004, over the similar periods of a year ago. Rental income increases were primarily related to sublease rental and license fee income from new stores and from two shopping centers controlled by the Company.

Cost of Sales

Cost of sales increased $96.8 million (11.8%) for the six month periods ended November 27, 2004 compared with the similar period a year ago. The dollar increase in cost of sales was due primarily to the increase in net sales during the current year six month period compared with the similar period a year ago and to increased markdown costs in the six month period ended November 27, 2004. Cost of sales as a percentage of net sales increased from 62.5% in the fiscal 2004 period to 63.1% in the fiscal 2005 period. The increase in cost of sales, as a percentage of net sales, for the fiscal 2005 period compared with the fiscal 2004 period, was primarily the result of increases in markdown related expenses, slightly lower initial margins, and increased freight charges. These increases were partially offset by a decrease in the Company's interim provision for inventory shrinkage for this year's six month period compared with the similar period of a year ago. The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses line item in the Condensed Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

For the three month period ended November 27, 2004, compared with the three month period ended November 29, 2003, cost of sales increased from $487.0 million to $542.6 million. For the comparative three month periods, as a percentage of sales, cost of sales increased to 62.0% from 61.9%. This increase is primarily attributable to increases in markdowns, lower initial margins, and increases in freight charges offset in part by decreases in the Company's provision for inventory shrinkage and sales discounts.

Selling and Administrative Expense

Selling and Administrative Expenses were $470.4 million and $253.0 million for the six and three month period ended November 27, 2004, respectively, compared with $443.5 million and $239.5 million for the comparative periods of a year ago. As a percentage of net sales, Selling and Administrative Expenses were 32.4% and 28.9% for the six and three month period ended November 27, 2004, respectively. For the comparative six and three month periods ended November 29, 2003, Selling and Administrative Expenses were 33.8% and 30.5% of sales, respectively. The dollar increase in Selling and Administrative Expenses was primarily the result of the increased number of stores operating during the six and three month periods of this fiscal year compared with the similar periods of a year ago. As a percentage of net sales, occupancy costs declined 0.7% for the six and three month periods of fiscal 2005 compared with the similar periods of fiscal 2004. In addition, payroll related costs, as a percentage of net sales, declined 0.6% for the six and three month comparative periods. These decreases are primarily related to sales increases during the periods. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods of which $0.4 million was paid during the first six months of fiscal 2005.

Depreciation Expense

Depreciation expense amounted to $44.4 million and $22.9 million in the six and three month period ended November 27, 2004 compared with $39.4 million and $20.3 million in the six and three month periods ended November 29, 2003. These increases are attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

Interest expense increased $1.1 million to $3.6 million for the six month period ended November 27, 2004 compared with the similar period of a year ago. For the three month period ended November 27, 2004, compared with the three month period ended November 29, 2003, interest expense increased $0.1 million to $1.8 million. The six month increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) increased $5.5 million to $5.9 million for the six month period ended November 27, 2004 compared with the similar period of last year. Other Income, Net increased $5.1 million in the comparative three month periods. During the second quarter of fiscal 2005, the Company received $3.9 million in settlement of claims the Company had filed in the bankruptcy proceedings of Kmart Corporation in respect of four lease locations which it had subleased to the Company. Investment related income amounted to $1.5 million and $0.9 million for the six and three month periods ended November 27, 2004 compared with $0.8 million and $0.1 million for the similar periods of a year ago. These increases are primarily related to increases in interest income realized from higher amounts of investable funds and to gains on the sale of investments.

Income Tax

Income tax expense was $14.8 million and $26.8 million for the six and three month period ended November 27, 2004, respectively compared to $7.8 million and $17.6 million for the similar fiscal periods of last year. The effective tax rate for the first six months of fiscal 2004 was 38.7% compared with 39.1% in the first six months of fiscal 2005. The increase in the effective tax rate is primarily the result an increase in the Company's expected effective state income tax rate.

Income from Continuing Operations

Income from continuing operations amounted to $23.0 million and $41.7 million for the six and three month periods ended November 27, 2004 compared with $12.4 million and $27.9 million for the comparative periods of a year ago. Basic income per share from continuing operations was $0.52 per share and $0.93 per share for the six and three month periods ended November 27, 2004 compared with basic income per share from continuing operations of $0.28 and $0.63 per share for the similar periods of fiscal 2004.

Diluted income per share from continuing operations was $0.51 per share and $0.93 per share for the six and three month periods ended November 27, 2004 compared with $0.28 per share and $0.63 per share for the similar periods of a year ago.

Discontinued Operations

During fiscal 2004, the Company discontinued the operations of eight stores. During the six and three month periods ended November 29, 2003, net sales for these stores amounted to $7.1 million and $3.0 million, respectively. Gross margin amounted to $1.6 million and $1.0 million for the six and three month periods ended November 29, 2003. Loss from discontinued operations amounted to $2.1 million during the six month periods ended November 29, 2003 and $0.7 million for the three month period. Loss per share from discontinued operations for the six and three month periods ended November 29, 2003 were $0.05 per share and $0.02 per share, respectively. There were no discontinued operations recorded during the first six months of fiscal 2005.

Net Income

Net income increased $12.7 million to $23.0 million for the first six month period of fiscal 2005 from $10.3 million for the comparative 2004 period. Net income was $41.7 million and $27.2 million for the three month period ended November 27, 2004 and November 29, 2003, respectively. Basic income per share was $0.52 per share and $0.93 per share for the six and three month periods ended November 27, 2004 compared with $0.23 per share and $0.61 per share for the similar periods of fiscal 2004. Diluted net income per share was $0.51 per share and $0.93 per share for the six and three month periods ended November 27, 2004 compared with $0.23 per share and $0.61 per share for the similar periods of fiscal 2004.

Liquidity and Capital Resources

Overview

The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

During the first six months of fiscal 2005, the Company opened six Burlington Coat Factory Warehouse department stores and relocated four Burlington Coat Factory Warehouse department stores to new locations within their trading areas. The Company opened three MJM Designer Shoes stores, one Super Baby Depot store and converted two closed Decelle stores to new Cohoes Fashion stores. The Company estimates spending approximately $108.5 million in capital expenditures during fiscal 2005 including $92.5 million for store expenditures, $2.6 million for upgrades of warehouse facilities and $13.4 million for computer and other equipment expenditures. For the first six months of fiscal 2005, capital expenditures amounted to approximately $56.2 million.

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

Working Capital

Working capital increased to $340.2 million at November 27, 2004 from $330.0 million at May 29, 2004.

Net Cash Provided by Continuing Operations

Net cash provided by continuing operations of $60.8 million for the first six months of fiscal 2005 decreased by $8.5 million from $69.3 million of net cash provided by continuing operations for the similar period of fiscal 2004. Increases in purchases of merchandise inventory, offset in part by accounts payable, other current liabilities and cash related items included in net income, resulted in the decrease in net cash provided by continuing operations.

Dividends

On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents (0.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The Company recognized a dividend accrual of $1.8 million at November 27, 2004.

* Forward Looking Statement. See Safe Harbor Statement on Page 33.

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

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At November 27, 2004, capital lease obligations amounted to $26.6 million. During the six and three month periods ended November 27, 2004, $1.1 million and $0.6 million of lease payments were applied to interest and $0.1 million were applied against capital lease obligations.

Lines of Credit

As of November 27, 2004 and November 29, 2003, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (5.0% at November 27, 2004). The Company had letter of credit commitments outstanding against the committed line of credit of $25.4 million at November 27, 2004 and $22.7 million at November 29, 2003. For the six and three month periods ended November 27, 2004, the Company had no borrowing under these lines of credit.

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

Off-Balance Sheet Arrangements and Contractual Obligations

As of November 27, 2004, the Company had no material off-balance sheet arrangements. The Company's contractual obligations and commitments, which consist of debt, capital and operating leases, open purchase orders, outstanding letters of credit and other miscellaneous commitments, have not changed materially from the amounts disclosed in Amendment No. 4 to the Company's Annual Report on Form 10-K/A for the fiscal year ended May 29, 2004 filed with the Securities and Exchange Commission.

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

* Forward Looking Statement. See Safe Harbor Statement on Page 33.

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

* Forward Looking Statement. See Safe Harbor Statement on Page 33.

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

In concluding that the Company's disclosure controls and procedures were effective as of November 27, 2004, management considered, among other things, the circumstances that resulted in the restatement of its previously issued financial statements as more fully described in Note 2, "Restatement of Financial Statements," to the condensed consolidated financial statements included within this Form 10-Q/A. The Company's management also considered the materiality of the restatement adjustments on its condensed consolidated balance sheet and statement of operations included in this Form 10-Q/A and that these non-cash adjustments had no effect on historical or future cash flows or timing of payments under pertinent leases. Finally the Company's management considered that restatements of financial statements in prior filings made with the SEC may be an indicator of the existence of weaknesses in the design or operation of internal control over financial reporting.

While the Company's principal executive officer and principal financial officer concluded that, as of November 27, 2004, disclosure controls and procedures are functioning effectively, the Company remains in the process of performing the system and process documentation, evaluation and testing required for management to provide an assessment of the effectiveness of the Company's internal control over financial reporting. At the end of fiscal 2005, the Company's management will be required under applicable securities laws to provide an assessment of the effectiveness of the Company's internal control over financial reporting, and the Company's independent registered public accountant will be required to audit management's assessment. In the course of evaluating and testing its internal control of financial reporting, management may identify deficiencies that will need to be addressed and remediated.

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

The Company did not repurchase any shares of its stock during the three month period ended November 27, 2004. As of November 27, 2004, the Company had authority to purchase an additional $10.0 million of its stock.

The following table summarizes the Company's common stock repurchase activity for the three month period ended November 27, 2004 and the approximate value of shares of common stock that may yet be repurchased.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on November 4, 2004. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; and 2) stockholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for the fiscal year ending May 28, 2005. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

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