Form 10-K
period 2005-05-28
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2005-08-26
CIK 718916

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2005,

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     [  ]

     Indicate by check mark whether the registrant is an accelerated filer.     YES  X      NO___

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES        NO  X

The aggregate market value of the Common Stock, $1.00 par value ("Common Stock"), of the registrant held by non-affiliates of the registrant, as determined by reference to the closing price of the Common Stock on the New York Stock Exchange as of November 26, 2004, was $404,099,919.

As of July 31, 2005, the number of shares of Common Stock, $1.00 par value, outstanding was 44,767,463.

The documents incorporated by reference into this Form 10-K:

Registrant's Proxy Statement to be filed pursuant to
Regulation 14A.

The Part of the Form 10-K into which the document is incorporated:

Part III

PART I

Item 1. Business

Burlington Coat Factory Warehouse Corporation, a Delaware corporation, and its subsidiaries (the "Company" or "Burlington Coat") operate, through its Burlington Coat Factory division, a chain of department stores which offer a broad range of moderate to higher priced, current brand name merchandise for men, women and children at prices substantially below traditional full retail prices generally charged by other department and specialty stores. Burlington Coat offers customers a complete line of men's, women's and children's wear and accessories (such as handbags, belts, perfume, watches, etc.) as well as a linens (linens, bath shop items, gifts and luggage) department in three hundred sixteen of its stores, a children's furniture department in three hundred three of its stores, and a shoe department in three hundred twenty-six of its stores. The Company also offers merchandise for sale through its Internet subsidiary, Burlington Coat Factory Direct Corporation, on the worldwide web (www.burlingtoncoatfactory.com and www.babydepot.com). The Company's policy of buying significant quantities of merchandise throughout the year, maintaining inventory control and using a "no-frills" merchandising approach, allows it to offer merchandise at prices below traditional full retail prices. Merchandise is displayed on easy access racks, and sales assistance generally is available. Clothing alteration services are available on a limited basis in many stores for an additional charge.

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

The Company sells its merchandise to retail customers for cash and accepts checks and most major credit cards. The Company's "Cohoes" division also offers its own credit card. In addition, the Company maintains a layaway plan and offers special orders on selected merchandise. It does not offer refunds, except on defective merchandise and certain sales from specialty retail operations, but will exchange merchandise or give store credit for merchandise returned within a prescribed period of time.. The Company's subsidiary, Burlington Coat Factory Direct Corporation, offers refunds for merchandise purchased through its online shopping website if the merchandise is returned within a prescribed period of time.

The Company advertises primarily on television and, to a lesser extent, in regional and local newspapers and radio. During the past three fiscal years, advertising expenditures have averaged approximately 2.1% of total revenues.

The Company has two major product segments, apparel and home products. The apparel segment includes departments offering all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. The home products segment includes departments offering linens, home furnishings, gifts, baby furniture and baby furnishings. Net sales from continuing operations from the sale of apparel products for fiscal years 2005, 2004 and 2003 were $2.5 billion, $2.2 billion and $2.1 billion, respectively. Net sales from continuing operations from the sale of home products for fiscal years 2005, 2004 and 2003 were $0.6 billion, $0.6 billion and $0.6 billion, respectively.

The Stores

As of July 31, 2005, the Company operated three hundred sixty-one department stores, all but forty-five of which are located in leased facilities ranging in size (including storage space) from approximately 18,000 to approximately 207,000 square feet, with an average area of approximately 81,000 square feet. Total store gross square footage increased to approximately 29.3 million square feet, an increase of 7.2% over a year ago. Selling space accounts for over sixty-eight percent of the total area in most stores.

All of the Company's department stores are either free-standing or are located in shopping malls, strip shopping centers or other commercial complexes. The Company believes that its customers are attracted to its stores principally by the availability of a large assortment of first-quality current brand name merchandise at attractive prices.

The Company also operates stores under the names "Cohoes Fashions," "MJM Designer Shoes", "Luxury Linens" and "Super Baby Depot." Cohoes Fashions offers merchandise in the middle to higher price range. MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot Stores are stand-alone stores based on the same merchandising concepts as those of the Baby Depot departments in the Burlington Coat Factory stores. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher range. Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three stores formerly operated as Decelle stores to Burlington Coat Factory Stores during fiscal 2004, and converted two stores formerly operated as Decelle stores to Cohoes Fashions stores during fiscal 2005. Through August 2004, the Company operated one store under the name "Totally 4 Kids." In October 2004, this store was converted into two separate stores: a Super Baby Depot store and an MJM Designer Shoe Store. The Company plans to close its two stand-alone Luxury Linens stores during the first half of fiscal 2006 but will continue to operate Luxury Linens as a department within its Burlington Coat Factory stores.*

In general, Burlington Coat has selected sites for its stores where there are suitable existing structures which can be refurbished, and, if necessary, enlarged, in a manner consistent with the Company's merchandising concepts. In some cases, space has been substantially renovated or built to specifications given by Burlington Coat to the lessor. Such properties have been available to the Company on lease terms which it believes have been favorable. See "Growth and Expansion."

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

Some stores contain departments licensed to unaffiliated parties for the sale of items such as lingerie, fragrances, shoes and jewelry. During the fiscal year ended May 28, 2005, the Company's rental income from all of its licensed departments aggregated less than 1% of the Company's total revenues.

Central Distribution

Central distribution, warehousing, ticketing and marking services are extended to approximately fifty-eight percent of the dollar volume of the Company's merchandise through its warehouse/distribution facilities in Burlington, New Jersey, Edgewater Park, New Jersey, Bristol, Pennsylvania and a third party distribution service in Ontario, California. See "Growth and Expansion."

*Forward Looking Statement. See Safe Harbor Statement on page 6.

Safe Harbor Statement

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of 1995) are not historical facts and involve a number of risks and uncertainties. Such statements include, but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, and the Company's ability to maintain selling margins. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company's ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

Growth and Expansion

(1) Stores Growth

Since 1972 when its first store was opened in Burlington, New Jersey, the Company has expanded to three hundred thirty five Burlington Coat Factory department stores, seven Cohoes Fashions stores, fifteen MJM Designer Shoes stores, two stand-alone Luxury Linens stores which will be closed during fiscal 2006, and two stand-alone Super Baby Depot stores. During fiscal 2005, the Company opened one Super Baby Depot store in Moorestown, New Jersey and one in Ontario, California. The Super Baby Depot store in Ontario, California is the result of the conversion of the former Totally 4 Kids store into two separate stores, a Super Baby Depot store and an MJM Designer Shoes store. The two Super Baby Depot Stores are stand-alone stores based on the same merchandising concepts as those of the Baby Depot departments in the Burlington Coat Factory stores.

At July 31, 2005 the Company operated stores in 42 states and is exploring expansion opportunities both within its current market areas and in other regions. For fiscal 2006, the Company plans to open approximately ten additional Burlington Coat Factory department stores and four MJM Designer Shoes stores.* In addition, the Company plans to close its two stand-alone Luxury Linens stores and instead continue to operate Luxury Linens as a separate department within its Burlington Coat Factory stores.*

*Forward Looking Statement. See Safe Harbor Statement on page 6.

For fiscal 2006, the Company has planned store expansions and remodelings for approximately sixteen stores.* In addition, the Company plans to relocate approximately eight of its stores to new locations within the same trading market.* The Company continues to monitor store profitability and should economic factors change, some store closings could be possible.

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

(2) Operations

During fiscal 2004, the Company completed construction of a new warehouse and distribution facility of approximately 650,000 square feet in Edgewater Park, New Jersey. This facility expanded the Company's warehousing and distribution capacity and allowed the Company to increase its percentage of centrally received goods. The facility began processing merchandise in August of 2003 and has been fully operational since August 2004. During fiscal 2005, the Company began implementing a new warehouse management system that the Company believes will (i) reduce receiving, sorting and other merchandise handling times, (ii) improve planning and allocation efficiency and (iii) reduce merchandise processing and handling costs.* The Company continues to develop this warehouse management system. The facility also contains a new data center. This data center and the existing data center at the Company's corporate headquarters are active operational data centers connected by a high speed telecommunications network. These facilities provide back up to each other in the case of an event causing a loss of data at one of the facilities.

To assist with inventory management, the Company is currently in the process of implementing a third party markdown optimization software system throughout its stores. Management believes that the system will improve the Company's ability to monitor the performance of merchandise on a regional basis in order to clear underperforming merchandise earlier in the season, purchase newer or more in-demand items more quickly and manage pricing decisions.* The initial implementation of the system is limited to certain ladies' and girls' sportswear items for the 2005 fall season.

Early in fiscal 2004, the Company completed a roll-out of a new point-of-sale register systems to all of the Company's stores. The new register systems allow the Company to use new payment methodologies and technologies and provides necessary flexibility as these methodologies and technologies evolve over time.* During fiscal 2005, the Company began processing customers' paper checks electronically through the Automated Clearinghouse (ACH) system. As a result, the rate of accepting bad checks at stores has been reduced. The Company believes that further implementation of this process may reduce annual bad check expense by approximately $5 million.* During fiscal 2004, the Company also completed a roll-out of new debit card and electronic signature capture terminals. These roll-outs were part of a multi-year store systems upgrade which includes gift cards, new software and customer loyalty programs.

During the second quarter of fiscal 2003, the Company launched its stored value card and gift card programs. The cards are reusable plastic wallet-sized cards that substantially replace the Company's paper gift certificates and store credits. The cards allow for improved control over the administration of store credit and gift certificate services. The Company hopes that these cards will be the foundation of its customer loyalty program.*

During fiscal 2005, the Company continued its drive to increase the percentage of its merchandise purchases performed via electronic data interchange ("EDI"). Conducting transactions via EDI, rather than via paper purchase orders and paper invoices, improves efficiency in submitting merchandise orders, receiving merchandise and processing payments for merchandise orders.* By the end of fiscal 2005, approximately 50% of all the Company's merchandise purchases were being conducted via EDI.

*Forward Looking Statement. See Safe Harbor Statement on page 6.

In fiscal 2005, the Company began a pilot program using kiosks in its stores to perform a variety of employment and customer service functions. The kiosks allow customers to enroll in and search the Company's Baby Depot gift registry, place and retrieve information regarding the status of special merchandise orders. In addition, the kiosks gather customer information for direct marketing and promotional purposes and allow prospective employees to submit employment applications.

The Company offers merchandise for sale through its Internet subsidiary, Burlington Coat Factory Direct Corporation, on its online shopping website (www.burlingtoncoatfactory.com). The site features thousands of merchandise items, shopping cart functionality, item search capability and a secure online payment processing system. An order management system allows for vendor direct, warehouse and store-based fulfillment of orders. Website product data is tied to the Company's inventory systems for maintenance of prices and item availability.

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

At July 31, 2005, the Company had approximately 25,000 employees, including a large number of part-time and seasonal employees which varies throughout the year. Of the Company's employees, only those employed at two of its stores are members of collective bargaining units. The Company cannot predict whether any future attempts to unionize its employees will be successful. The Company believes that its relationship with its employees has been and remains satisfactory.

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

Available Information

The Company's website is www.burlingtoncoatfactory.com. The Company makes available on this website, free of charge, the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those filings, as soon as practical after such reports are filed with the Securities and Exchange Commission. The Company also makes available on this website its Code of Business Conduct and Ethics (which includes the Company's Code of Ethics for the Chief Executive Officer and Senior Financial Officers), its Corporate Governance Guidelines, and its Audit Committee Charter. Information contained on this website is not part of this report. Printed copies of information referred to in this paragraph is also available by writing to the Company at: Corporate Secretary, Burlington Coat Factory Warehouse Corporation, 1830 Rt. 130, Burlington, NJ 08016.

Item 2. Properties

The Company owns the land and/or building for forty-five of its stores. Generally, however, the Company's policy has been to lease its stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, the Company's store leases contain formulas providing for the payment of additional rent based on sales.

The following table shows the years in which store leases existing at July 31, 2005 expire:
Fiscal Year Ending May 31	Number of Leases Expiring	Expiring with Renewal Options
2006-2007	11	53
2008-2009	11	87
2010-2011	5	74
20012-2013	1	26
2014-2015	8	28
Thereafter	15	16
Total	51	284

The Company owns five buildings in Burlington, New Jersey. Of these buildings, two are used by the Company as retail space. In addition, the Company owns approximately 97 acres of land in the Townships of Burlington and Florence, New Jersey on which the Company has constructed its corporate office and a warehouse/distribution facility. The Company leases a warehouse facility of approximately 300,000 square feet in Bristol, Pennsylvania. The Company leases approximately 20,000 square feet of office space in New York City. The Company owns approximately forty-six acres of land in Edgewater Park, New Jersey on which the Company has constructed a facility of approximately 650,000 square feet. This facility expanded the Company's warehousing and distribution capabilities. The facility began processing merchandise in August of 2003 and has been fully operational since August 2004.

Item 3. Legal Proceedings

The Company is a defendant in Lewis v. Burlington Coat Factory Warehouse Corporation, a putative class action filed on November 10, 2004 in the Superior Court of California for the County of Alameda. The plaintiff, a former employee, filed this putative class action on behalf of himself and certain current and former management-level employees at the Company's California stores. The plaintiff alleges that the Company violated a California state law by classifying these employees as "exempt" managerial/executive employees for purposes of the payment of overtime compensation and failing to pay them the overtime premium required for non-exempt employees. The lawsuit also claims that the Company failed to provide employees with meal and rest periods required under California law. In its complaint, the plaintiff sought certification as a class, damages and penalties in unspecified amounts, statutory damages, restitution, disgorgement, injunctive and declaratory relief, and costs of litigation, including attorney fees. The Company filed an answer denying the claims and asserting various affirmative defenses on December 22, 2004. On July 22, 2005, the Company entered into an agreement with the plaintiffs to settle this claim. The settlement is subject to court approval. The Company does not believe that this settlement, if approved by the court, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

In the past, the Company has initiated several lawsuits in its effort to stop what it believes to be unlawful practices on the part of certain manufacturers and large retailers to control the prices at which certain items of merchandise may be sold at the Company's stores.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matter to a vote of its security holders during the fourth quarter of fiscal 2004.

PART II
Item 5.	Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF."

The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from June 1, 2003 to May 28, 2005 and for the two months ended July 31, 2005.
Period	Low Price	High Price
June 1, 2003 to August 30, 2003	$17.22	$20.87
August 31, 2003 to November 29, 2003	$18.70	$22.26
November 30, 2003 to February 28, 2004	$18.55	$21.68
February 29, 2004 to May 29, 2004	$17.52	$20.48
May 30, 2004 to August 28, 2004	$17.50	$19.59
August 29, 2004 to November 27, 2004	$19.21	$24.12
November 28, 2004 to February 26, 2005	$21.36	$28.00
February 27, 2005 to May 28, 2005	$26.37	$32.85
May 29, 2005 to July 30, 2005	$33.15	$43.74

At July 31, 2005, there were 208 record holders of the Company's Common Stock. The number of record holders does not reflect the number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

Dividend Policy

On January 10, 2005 the Board of Directors of the Company declared a special cash dividend of fifty-six cents ($0.56) per share payable on February 21, 2005 to stockholders of record on January 20, 2005. The paid dividend amounted to $25.0 million. The special dividend was declared as a result of the Company's cash position being in excess of its expected requirements for the remainder of the fiscal year. The Board of Directors of the Company declared an annual cash dividend of four cents ($0.04) per share on August 5, 2004, payable on December 15, 2004, to stockholders of record on November 22, 2004. The paid dividend amounted to $1.8 million. The Board of Directors declared a cash dividend of three cents ($0.03) per share for fiscal 2004 on August 14, 2003, which was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business. The Company's senior notes and line of credit currently limit payment of dividends in a fiscal year to 40% of the net earnings of the immediately preceding fiscal year.

Issuer Purchases of Equity Securities

On November 4, 2004, the Board of Directors of the Company authorized a stock repurchase plan allowing for the repurchase of up to $10 million of the Company's common stock. Any such repurchases under the plan shall be made in the open market or in negotiated transactions from time to time over the three year period commencing November 5, 2004 at such time as deemed prudent and appropriate by the President of the Company in his discretion. As of May 28, 2005, the Company had not authorized the repurchase of any additional shares of stock. The Company did not repurchase any shares of its stock during fiscal 2005.

The following table summarizes the Company's common stock repurchase activity for the three month period ended May 28, 2005 and the approximate value of shares of common stock that may yet be repurchased.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet be Purchased Under Publicly Announced Program

March 1, 2005 to March 31, 2005	-0-	N/A	-0-	$10 million

April 1, 2005 to April 30, 2005	-0-	N/A	-0-	$10 million

May 1, 2005 to May 28, 2005	-0-	N/A	-0-	$10 million

Total	-0-	N/A	-0-	$10 million

Equity Compensation Plans

The following table sets forth the Company's shares authorized for issuance under its equity compensation plans at May 28, 2005:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved by Stockholders	437,720	$17.03	25,600
Equity Compensation Plans Not Approved by Stockholders	-	-	-
Total	437,720	$17.03	25,600

The table set forth above does not include options to purchase an aggregate 73,600 shares of common stock at $26.00 per share approved for grant by the Stock Incentive Committee of the Company's Board of Directors in January 2005 subject to approval of the Company's stockholders.

Item 6. Selected Financial Data

The following table sets forth certain selected financial data, which have been adjusted to give effect to the reclassification of the fiscal 2005 discontinued store operations, as discussed in Note A.29 to the consolidated financial statements (in thousands except with respect to share data):
	Twelve Months Ended 6/2/01	Twelve Months Ended 6/1/02	Twelve Months Ended 5/31/03	Twelve Months Ended 5/29/04	Twelve Months Ended 5/28/05

Revenues from Continuing Operations	$2,342,730	$2,539,152	$2,678,128	$2,859,960	$3,199,840

Income from Continuing Operations	73,858	71,340	70,512	72,339	106,047

Discontinued Operations, Net of Tax Benefit (1)	(2,423)	(3,299)	(4,393)	(4,363)	(1,014)

Net Income	71,435	68,041	66,119	67,976	105,033
Basic Income Per Share from Continuing Operations	1.67	1.61	1.59	1.62	2.37

Dividends Per Share	0.02	0.02	0.02	0.03	0.60

Balance Sheet Data:
Total Assets	$1,079,802	$1,292,562	$1,337,049	$1,579,178	$1,673,268
Working Capital	289,496	230,258	195,211	330,007	407,240
Long-Term Debt	7,560	22,245	34,587	133,538	132,347
Stockholders' Equity	$ 642,063	$ 710,467	$ 777,152	$ 845,432	$ 926,153

(1)	Discontinued operations include the after-tax operations of stores closed by the Company during the fiscal years listed.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Burlington Coat Factory experienced an increase in sales in each quarter of fiscal 2005 as compared with the corresponding quarter of the prior year. Comparative store sales increased by 6.3% in fiscal 2005 as compared with the same twelve-month period a year ago. Consolidated net sales for the 2005 fiscal year increased 11.9% over the twelve-month period a year ago. While improving economic conditions contributed to the improved performance during fiscal 2005, the increase in consolidated net sales for the year also resulted from the sales contributed by the new stores that opened in fiscal 2005 and from the colder temperatures throughout the country compared with the prior year.

Key Performance Measures

Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net margin and liquidity.

Comparative store sales is a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company experienced an increase in comparative store sales of 6.3% in fiscal 2005 compared with fiscal 2004. This increase is primarily due to stronger demand for apparel merchandise compared with the prior fiscal year, as well as colder temperatures in the fall season which positively impacted sales of outerwear.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. The Company's inventory turnover rate was 2.4 in fiscal 2005 and fiscal 2004.

Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. To assist with inventory management, the Company is currently in the process of implementing a third party markdown optimization software system throughout its stores. Management believes that the system will improve the Company's ability to monitor the performance of merchandise on a regional basis in order to clear underperforming merchandise earlier in the season, purchase newer or more in-demand items more quickly and manage pricing decisions.* The initial implementation of the system is limited to ladies' and girls' sportswear for the 2005 fall season. At the end of fiscal 2005, inventory was $720.9 million versus $622.5 million at the end of fiscal 2004. This increase in inventory is due to the increase in the number of stores operating in fiscal 2005 compared with fiscal 2004, as well as the Company's pre-season purchases of inventory. The Company purchases inventory in advance in an effort to obtain better pricing.* The inventory per store was $2.0 million in fiscal 2005 and $1.8 million in fiscal 2004.

Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. The Company experienced a slight decrease in gross margin for fiscal 2005 to 37.3%, from 37.7% for fiscal 2004.

Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the cost of sales and operating expenses (selling and administrative expenses and depreciation). The Company's net margin was $164.8 million in fiscal 2005 and $110.5 million in fiscal 2004.

Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced an increase in cash flow from operations of $120.2 million as compared with the prior fiscal year. The increase in cash flow for fiscal 2005 is primarily the result of an increase in net income from continuing operations offset in part by acquisitions of inventory, property, and equipment. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets, excluding assets from discontinued operations, minus current liabilities. Working capital for fiscal 2005 was $407.2 million, compared with $330.0 million in fiscal 2004. This increase in working capital resulted from increases in merchandise inventory offset in part by an increase in accounts payable and a decrease in investments.

Critical Accounting Policies and Estimates

The Company's consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, vendor promotional allowances, reserves for closed stores and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the consolidated financial statements:

*Forward Looking Statement. See Safe Harbor Statement on page 6.

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

Allowance for Doubtful Accounts. The Company maintains allowances for uncollectible receivables, primarily bad checks and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for current conditions.

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements, while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the second quarter of fiscal 2004. The adoption of SFAS No. 150 had no material effect on the Company's consolidated financial position, results of operations or cash flows. In November 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. Management will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company's consolidated financial position, results of operations or cash flows.

In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the FASB issued FASB Staff Position 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF Issue No. 03-01 to investments in securities that are impaired. The Company does not believe that the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In November 2004, the EITF issued a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in Determining Whether to Report Discontinued Operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. The Company adopted the requirements of EITF No. 03-13 during fiscal 2005. The adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 "Inventory Pricing". The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with its second quarter of fiscal 2006. The statement requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the effect that adoption of this standard will have on its financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current consolidated financial condition, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on its consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

Results of Operations

The Company maintains its records on the basis of a 52-53 week fiscal year ending on the Saturday closest to May 31. The following discussion compares the twelve month period (52 weeks) ended May 28, 2005 with the twelve month period (52 weeks) ended May 29, 2004 and the twelve month period (52 weeks) ended May 29, 2004 with the twelve month period (52 weeks) ended May 31, 2003.

Twelve Month Periods Ended
May 28, 2005 and May 29, 2004

The following table sets forth certain items, relating to continuing operations, in the Consolidated Statements of Operations as a percentage of net sales for the twelve month periods ended May 28, 2005 and May 29, 2004 (prior year information reclassified to conform to current year presentation).
	Percentage of Net Sales
	Twelve Months Ended
	May 28, 2005	May 29, 2004
Net Sales	100.0%	100.0%

Cost of Sales	62.7	62.3
Selling and Administrative Expenses	30.2	31.8
Depreciation	2.8	3.0
Interest Expense	0.2	0.2
Other (Income), Net	(0.5)	(0.4)
Other Revenue	0.9	0.9
Income from Continuing Operations Before Provision for Income Taxes	5.4	4.1
Provision for Income Taxes	2.1	1.5
Income from Continuing Operations	3.3%	2.6%

Performance for the Twelve Month Period (52 weeks) Ended May 28, 2005 Compared With the Twelve Month Period (52 weeks) Ended May 29, 2004

Sales

Consolidated net sales from continuing operations increased $337.8 million (11.9%) for fiscal 2005 compared with the similar period of a year ago, due in part to sales from the new stores, and in part to comparative stores sales, which increased 6.3% for fiscal 2005. The increase in comparative store sales was in part the result of colder temperatures throughout the country in the fall months compared with the prior year, and an overall increase in customer demand for apparel merchandise.

Since fiscal 2004, the Company has defined its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. Prior to fiscal 2004: (i) the Company defined comparative store sales as sales of those stores beginning their three hundred and sixty-fifth day of operation; (ii) comparative store sales did not include sales discounts; (iii) comparative store sales included sales of all expanded stores; (iv) relocated stores were treated as new stores for comparative store sales purposes.

Comparative store sales of linens and home furnishings (a subset of the home products segment) decreased 2.6% in fiscal 2005 as compared with fiscal 2004. This decrease in the comparative store sales of linens and home furnishings can be attributed to strong competition among retailers of home products. The expansion of stores by competitors, combined with increased product lines being offered by our competitors, has challenged the Company to continue to find ways to prevent further erosion of its market share. In order to counter this trend, the Company is reevaluating the linen and home furnishings product lines available in our stores, expanding the sections that are experiencing strong sales and improving merchandising methods for obtaining home products.

Nine new Burlington Coat Factory department stores opened during fiscal 2005 contributed $50.9 million to this year's net sales. Stores opened during fiscal 2004 contributed $79.0 million to this year's net sales from the beginning of fiscal 2005 to the anniversary of their opening date. The Company closed two Burlington Coat Factory department stores during fiscal 2005.

Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores during fiscal 2004 and two of these stores to Cohoes Fashions stores during fiscal 2005. The Company had no net sales in fiscal 2005 for the Decelle stores. Net sales in fiscal 2004 for the Decelle stores were $3.2 million.

The Cohoes Fashions stores contributed $46.4 million to consolidated net sales for the twelve month period ended May 28, 2005 compared with $38.9 million for the twelve month period ended May 29, 2004. Cohoes Fashions comparative store sales increased 2.1% for the twelve month period ended May 28, 2005. During fiscal 2005, the Company converted two former Decelle stores into Cohoes Fashions stores. These two stores contributed $6.6 million to net sales for the twelve month period ended May 28, 2005.

The MJM Designer Shoes stores contributed $44.6 million to this year's net sales compared with $29.4 million a year ago. As of May 28, 2005, fifteen MJM Designer Shoes stores were operating. Four new MJM Designer Shoes stores opened during fiscal 2005 contributed $9.2 million to net sales for the twelve month period ended May 28, 2005.

The Company opened one new Super Baby Depot store in the second half of fiscal 2005, and converted the sole Totally 4 Kids store into a Super Baby Depot store during the second quarter of fiscal 2005. These two stores contributed $2.2 million to net sales for the twelve month period ended May 28, 2005.

Other Revenue

Other revenue increased to $28.6 million for fiscal 2005 compared with $26.5 million for the similar period of a year ago. Other revenue consists primarily of rental income from leased departments, sublease rental income, layaway and alteration service charges, and other miscellaneous revenue items, each of which increased compared with the prior year.

Cost of Sales

Cost of sales increased $221.7 million (12.6%) for the twelve month period ended May 28, 2005 compared with the twelve month period ended May 29, 2004. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales as a percentage of net sales increased slightly from 62.3% in fiscal 2004 to 62.7% in fiscal 2005. The increase in cost of sales, as a percentage of sales, for fiscal 2005 compared with fiscal 2004 was primarily the result of increased markdowns. The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses line item in its Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses

Selling and administrative expenses, including amortization of leasehold purchases, increased $58.0 million (6.4%) from the 2004 period to the 2005 period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2005 as compared with fiscal 2004. As a percentage of net sales, selling and administrative expenses were 30.2% for the twelve month period ended May 28, 2005 and 31.8% for the twelve month period ended May 29, 2004. The percentage decrease is primarily related to comparative store sales increases during fiscal 2005. As a percentage of net sales, payroll related costs declined 0.8% for fiscal 2005 compared with fiscal 2004 as a result of the Company's budgetary controls over payroll expenditures. In addition, occupancy-related expenses declined 0.5% for the current fiscal year as compared with the similar period of a year ago. During fiscal 2005, fiscal 2004 and fiscal 2003, the Company established reserves of $0.3 million, $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods, of which $0.8 million was paid during fiscal 2005 and $0.5 million was paid during fiscal 2004.

Depreciation Expense

Depreciation expense amounted to $89.9 million in the twelve month period ended May 28, 2005 compared with $83.9 million in the twelve month period ended May 29, 2004. This increase of $6.0 million in the fiscal 2005 period compared with the comparative 2004 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

Interest expense increased $1.3 million for the twelve month period ended May 28, 2005 compared with the similar period of a year ago. The increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003 as the interest expense for fiscal 2005 includes twelve months of interest on the notes as compared with the prior year, which included approximately eight months of interest on the notes.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses from sale of assets and other miscellaneous items) increased to $14.6 million for fiscal 2005 compared with $10.3 million for the similar period of a year ago. During fiscal 2005, the Company received $4.2 million in settlement of claims the Company had filed in the bankruptcy proceedings of Kmart Corporation in respect of four lease locations which Kmart had subleased to the Company but had rejected in the bankruptcy proceedings. Of the $4.2 million, $2.8 million relate to stores at three locations at which the Company has continuing operations, and $1.4 million relate to one location at which the Company was required to discontinue operations. During fiscal 2005 and fiscal 2004, the Company recognized $4.8 million and $5.0 million, respectively, in other income due to a reduction in reserves for disputed claims. For the twelve month period ended May 28, 2005, the Company had net gains on disposition of property and equipment of $0.8 million, compared with net gains of $1.6 million for the similar period of a year ago. Investment related income amounted to $4.7 million for twelve month period ended May 28, 2005, compared to $2.3 million for the similar period of a year ago. These increases are primarily related to increases in interest income realized from higher amounts of investable funds and to increases in investment rates.

Income Tax

The provision for income taxes was $66.2 million for the twelve month period ended May 28, 2005 and $42.6 million for the similar fiscal period a year ago. The effective tax rate for fiscal 2005 was 38.4% compared with 37.1% in the prior fiscal year. The increase in the effective tax rate is primarily the result of an increase in the Company's expected effective state income tax rate.

Income from Continuing Operations

Income from continuing operations amounted to $106.0 million for the year ended May 28, 2005 compared with $72.3 million for the comparative period of a year ago. Basic and diluted income per share from continuing operations was $2.37 per share for fiscal 2005 compared with basic and diluted income per share from continuing operations of $1.62 per share for fiscal 2004.

Discontinued Operations

During the fiscal year ended May 28, 2005, the Company discontinued the operations of three stores and the operations of one of its consolidated investments. Net sales for these entities amounted to $11.2 million in fiscal 2005. Gross margins amounted to $2.4 million for entities closed during fiscal 2005. Net loss from discontinued operations amounted to $1.0 million during fiscal 2005. During the fiscal year ended May 29, 2004, the Company discontinued the operations of eight stores. Net sales for these stores and the three stores closed during fiscal 2005 amounted to $22.7 million in fiscal 2004. Gross margins amounted to $7.0 million for stores closed during fiscal 2004. Net loss from discontinued operations amounted to $4.4 million during fiscal 2004. Loss per share from discontinued operations was $0.02 per share for fiscal 2005 and $0.10 per share for fiscal 2004.

Net Income

Net income increased $37.1 million to $105.0 million for the fiscal 2005 period from $68.0 million for the comparative 2004 period. Basic and diluted net income per share was $2.35 per share for fiscal 2005 compared with $1.52 per share for the comparative 2004 period.

Results of Operations

Twelve Month Periods Ended
May 29, 2004 and May 31, 2003

The following table sets forth certain items, relating to continuing operations, in the Consolidated Statements of Operations as a percentage of net sales for the twelve month periods ended May 29, 2004 and May 31, 2003 (prior year information reclassified to conform to current year presentation).
	Percentage of Net Sales
	Ended
	May 29, 2004	May 31, 2003
Net Sales	100.0%	100.0%

Cost of Sales	62.3	62.5
Selling and Administrative Expenses	31.8	31.6
Depreciation	3.0	2.6
Interest Expense	0.2	0.1
Other (Income), Net	(0.4)	(0.2)
Other Revenue	0.9	0.9
Income from Continuing Operations Before Provision for Income Taxes	4.1	4.3
Provision for Income Taxes	1.5	1.6
Income from Continuing Operations	2.6%	2.7%

Performance for the Twelve Month Period (52 weeks) Ended May 29, 2004 Compared With the Twelve Month Period (52 weeks) Ended May 31, 2003

Sales

Consolidated net sales increased $178.4 million (6.7%) for fiscal 2004 compared with the similar period of a year ago, due primarily to sales from the new stores. Comparative stores sales decreased 0.3% for fiscal 2004.

Beginning in fiscal 2004, the Company changed its method of calculating comparative store sales in order to mitigate the effect of store grand openings and store expansions. The Company now defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is the method used in this section comparing the results of operations for the twelve month period ended May 29, 2004 with the results of operations for the twelve month period ended May 31, 2003. Previously: (i) the Company defined comparative store sales as sales of those stores beginning their three hundred and sixty-fifth day of operation; (ii) comparative store sales did not include sales discounts; (iii) comparative store sales included sales of all expanded stores; (iv) relocated stores were treated as new stores for comparative store sales purposes.

Sales of linens and home furnishings (a subset of the home products segment) decreased to $274 million in fiscal 2004, compared with $283 million in fiscal 2003 and $283 million in fiscal 2002. This decrease in the sales of linens and home furnishings can be attributed to strong competition among retailers of home products. The expansion of stores by competitors combined with increased product lines being offered by our competitors, has challenged the Company to continue to find ways to prevent further erosion of its market share. In order to counter this trend, the Company is increasing the linen and home furnishings product lines available in our stores, expanding the sections that are experiencing strong sales and improving merchandising methods for obtaining home products.

Twenty-four new and nine relocated Burlington Coat Factory department stores opened during fiscal 2004 contributed $165.5 million to net sales for fiscal 2004. Stores opened during fiscal 2003 contributed $65.6 million to this net sales for fiscal 2004 from the beginning of fiscal 2004 to the anniversary of their opening date.

The Cohoes Fashions stores contributed $38.9 million to consolidated sales for the twelve month period ended May 29, 2004 compared with $38.4 million for the twelve month period ended May 31, 2003. Cohoes Fashions comparative store sales increased 1.0% for the twelve month period.

Through June 2003, the Company operated seven stores under the name "Decelle." During July 2003, these stores were closed. The Company converted three of these stores to Burlington Coat Factory stores during fiscal 2004 and intends to convert two stores to Cohoes Fashions stores. Sales in fiscal 2004 for the Decelle stores were $3.2 million compared with $25.2 million for the twelve month period ended May 31, 2003.

The MJM Designer Shoes stores contributed $29.4 million to this year's sales compared with $19.4 million a year ago. As of May 29, 2004, eleven MJM Designer Shoes stores were operating.

Other Revenue

Other revenue (primarily consisting of rental income from leased departments, sublease rental income, layaway and alteration service charges, and other miscellaneous revenue items) increased to $26.5 million for fiscal 2004 compared with $23.1 million for the similar period of a year ago. Rental income increased by approximately $2.9 million during fiscal 2004 as compared with fiscal 2003. Rental income increases were primarily related to sublease rental and license fee income from new stores and from two shopping centers controlled by the Company.

Cost of Sales

Cost of sales increased $105.3 million (6.3%) for the twelve month period ended May 29, 2004 compared with the twelve month period ended May 31, 2003. The dollar increase in cost of sales was due to the increase in net sales during the current fiscal year compared with the prior year. Cost of sales as a percentage of net sales decreased slightly from 62.5% in fiscal 2003 to 62.3% in fiscal 2004. During fiscal 2004, initial margins remained relatively unchanged as compared with fiscal 2003. The improvement in margins was related primarily to slight decreases in markdowns and inventory shrinkage as a percentage of sales for fiscal 2004 as compared with fiscal 2003.

Selling and Administrative Expenses

Selling and administrative expenses, including amortization of leasehold purchases, increased $61.3 million (7.3%) from the 2003 period to the 2004 period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during fiscal 2004 as compared with fiscal 2003 as well as a $5.0 million increase in the Company's self funded insurance reserves. As a percentage of net sales, selling and administrative expenses were 31.8% for the twelve month period ended May 29, 2004 and 31.6% for the twelve month period ended May 31, 2003. As a percentage of net sales, payroll related costs declined 0.1% for fiscal 2004 compared with fiscal 2003 as a result of the Company's budgetary controls over payroll expenditures. In addition, advertising expense declined 0.1% for the current fiscal year as compared with the similar period of a year ago. During fiscal 2001, the Company established a $2.4 million reserve for the costs associated with the contractual lease payments and related ancillary costs associated to the relocation of several stores. During fiscal 2003 and 2002, the Company paid $0.4 million and $1.0 million of these costs, respectively. In addition, during fiscal 2002, $1.0 million of the reserve was relieved due to an early termination of the lease by the landlord. During fiscal 2004 and fiscal 2003, the Company established reserves of $1.5 million and $0.4 million, respectively, for future lease obligations relating to stores closed during these periods of which $0.5 million was paid during fiscal 2004.

Depreciation Expense

Depreciation expense amounted to $83.9 million in the twelve month period ended May 29, 2004 compared with $69.1 million in the twelve month period ended May 31, 2003. This increase of $14.8 million in the fiscal 2004 period compared with the comparative 2003 period is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

Interest expense increased $3.1 million for the twelve month period ended May 29, 2004 compared with the similar period of a year ago. The increase in interest expense is primarily related to the $100.0 million of senior notes issued by the Company in September 2003 and to the Company's capital lease obligations.

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

Income Tax

The provision for income taxes was $42.6 million for the twelve month period ended May 29, 2004 and $42.8 million for the similar fiscal period a year ago. The effective tax rate for fiscal 2004 was 37.1% compared with 37.8% in the prior fiscal year. The decrease in the effective tax rate is primarily the result of prior year adjustments of state income taxes.

Income from Continuing Operations

Income from continuing operations amounted to $72.3 million for the year ended May 29, 2004 compared with $70.5 million for the comparative period of a year ago. Basic and diluted income per share from continuing operations was $1.62 per share for fiscal 2004 compared with basic income per share from continuing operations of $1.59 per share and diluted income per share from continuing operations of $1.58 per share for fiscal 2003.

Discontinued Operations

Discontinued operations information has been restated to reflect the eight stores closed during fiscal 2003 and 2004 and the three stores closed during fiscal 2005. Net sales for these stores amounted to $22.7 million in fiscal 2004. Gross margins for these stores amounted to $7.0 million in fiscal 2004. Net loss from discontinued operations amounted to $4.4 million during fiscal 2004. During fiscal 2003, the closed stores had sales of $42.3 million and gross margins of $15.5 million. Net loss from discontinued operations amounted to $4.4 million during fiscal 2003. Loss per share from discontinued operations was $0.10 per share for each of fiscal 2004 and fiscal 2003.

Net Income

Net income increased $1.9 million to $68.0 million for the fiscal 2004 period from $66.1 million for the comparative 2003 period. Basic net income per share was $1.52 per share for fiscal 2004 compared with $1.49 per share for the comparative 2003 period. Diluted net income per share was $1.52 per share for fiscal 2004 as compared with $1.48 per share for fiscal 2003.

Recent Developments. On June 27, 2005, the Company announced that its Board of Directors is exploring possible strategic alternatives for the Company to enhance stockholder value. No decision has been made to engage in a transaction or transactions resulting from the Board's exploration of strategic alternatives, and there can be no assurance that any transaction will occur or, if undertaken, of the terms or timing thereof. The Company has retained Goldman, Sachs & Co. as its financial advisor to assist in this process.

Liquidity and Capital Resources

Overview

The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

During fiscal 2005, the Company opened nine Burlington Coat Factory Warehouse department stores, four MJM Designer Shoes stores and one Super Baby Depot store, and converted the last Totally 4 Kids store into a Super Baby Depot store. In addition, two store locations previously operated as Decelle stores were converted to Cohoes Fashions stores. The Company also closed two Burlington Coat Factory stores and one Luxury Linens store, and relocated six Burlington Coat Factory stores to new locations within their trading areas. During fiscal 2004, seven Decelle stores were closed. Three of these locations were converted in fiscal 2004 to Burlington Coat Factory Warehouse department stores. During fiscal 2005, the Company incurred expenditures of approximately $29.0 million to acquire, set up and fixture new stores opened during fiscal 2005, and expenditures of approximately $46.3 million for store relocations, store expansions and store refurbishings. The Company purchased one of its stores for $3.0 million during fiscal 2005. The Company acquired the leases of two locations for $4.2 million in fiscal 2005. In addition, expenditures during fiscal 2005 for store locations to be opened during fiscal 2006 amounted to $2.6 million. Other capital expenditures consisted primarily of computer system enhancements of $5.7 million and warehouse-related capital expenditures of $5.8 million for fiscal 2005. For fiscal 2006, the Company estimates that it will spend approximately $87.0 million for capital expenditures (i.e., building acquisitions, fixtures, equipment and leasehold improvements) in connection with the opening of approximately twenty-two new stores (including store relocations), remodeling and expansion of existing stores, upgrades of the Company's existing home office and warehouse facilities, and computer enhancement projects.*

The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions. Additionally, the Company may consider strategic acquisitions. If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurances, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.* Management expects that growth in the acquisition of store locations will slow in the near term as real estate opportunities decrease due to the rise in rental levels.*

Stock Repurchases

From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2005, the Company did not repurchase any shares of its stock. During fiscal 2005, the Company reissued 47,474 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of May 28, 2005, the Company had authority to purchase an additional $10.0 million of its stock.

Working Capital

Working capital increased to $407.2 million at May 28, 2005 from $330.0 million at May 29, 2004. The increase is primarily related to increases in merchandise inventory, offset in part by an increase in accounts payable and a decrease in investments.

Net Cash from Operating Activities

Net cash provided by continuing operations of $142.0 million for fiscal 2005 increased by $118.7 million from $23.3 million in net cash provided by operating activities for fiscal 2004. This increase in net cash from continuing operations was due primarily to an increase in income from continuing operations of $33.7 million from fiscal 2004, decreases in short term investments and from increases in accounts payable and other current liabilities. Offsetting these increases in part were increases in the Company's merchandise inventory.

*Forward Looking Statement. See Safe Harbor Statement on page 6.

Dividends

On January 10, 2005 the Board of Directors of the Company declared a special cash dividend of fifty-six cents ($0.56) per share payable on February 21, 2005 to stockholders of record on January 20, 2005. The special dividend was declared as a result of the Company's cash position being in excess of its expected cash requirements for the remainder of the year.* The paid dividend amounted to $25.0 million. On August 5, 2004, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($0.04) per share payable on December 15, 2004 to stockholders of record on November 22, 2004. The paid dividend amounted to $1.8 million.

Long-Term Borrowings and Capital Lease Obligations

The Company's long-term borrowings at May 28, 2005 consisted of $100.0 million of Senior Notes issued to institutional investors in a private placement, an industrial development refunding bond of $5.7 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.3 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.5 million.

Refunding Bonds. The Refunding Bonds consist of term bonds. The term bonds consist of two portions, $0.7 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.1% and 3.0 years, respectively. During fiscal 2005, the Company expended approximately $0.7 million for the repayment of the Refunding Bonds. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $5.9 million.

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

Senior Notes. On August 15, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., entered into a Note Purchase Agreement with a group of institutional investors for the sale of an aggregate of $100.0 million of Senior Notes. The Notes were issued on September 30, 2003 in two tranches. The Series A Notes aggregated $36 million at an interest rate of 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010. The Series B Notes aggregated $64 million at an interest rate of 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013. The Company intends to use the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions.

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms for these locations extend over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At May 28, 2005, capital lease obligations amounted to $26.5 million. During fiscal 2005, $0.2 million of lease payments were applied against the capital lease obligations and $2.3 million were applied to interest expense.

*Forward Looking Statement. See Safe Harbor Statement on page 6.

Lines of Credit

As of May 28, 2005 and May 29, 2004, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew, in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (6.0% at May 28, 2005). The Company had letter of credit commitments outstanding against the committed line of credit of $29.5 million at the end of fiscal 2005 and $33.1 million at the end of fiscal 2004. At May 28, 2005 and during the 2005 fiscal year, the Company had no borrowing under the line of credit. Maximum borrowing amounted to $62.9 million during the first quarter of fiscal 2004 and $74.9 million during the second quarter of fiscal 2004. The average borrowing under the line of credit during the first quarter of fiscal 2004 was $33.3 million, at an average interest rate of 1.6%. During the second quarter of fiscal 2004, the average borrowing under the line of credit was $53.7 million, at an average interest rate of 1.6%. During the third and fourth quarters of fiscal 2004, there were no borrowings under the line of credit. Borrowings under the Company's line of credit were necessary during the first six months of fiscal 2004 primarily because of the purchase of inventory during the period and capital expenditure requirements.

Letters of Credit

The Company also had letter of credit agreements in the amount of $2.4 million guaranteeing performance under various leases, insurance contracts and utility agreements at the end of each of fiscal 2005 and fiscal 2004.

Liquidity and Capital Resources Summary

The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from the proceeds of the sale of the $100.0 million of senior notes, from short term borrowings under its revolving credit loan agreement.* Furthermore, to the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.*

Contractual Obligations

The following table sets forth certain information regarding the Company's contractual obligations as of May 28, 2005 (in millions):
		Payments Due During Fiscal Years
Contractual Obligations	Total	2006	2007	2008	2009	2010	Thereafter

Long-Term Debt	$ 107.1	$ 0.9	$ 8.2	$ 17.4	$17.5	$17.7	$ 45.4
Interest	22.9	4.8	4.6	4.1	3.3	2.5	3.6
Capital Lease Obligations	59.2	2.5	2.5	2.5	2.5	2.6	46.6
Operating Leases	520.4	114.0	96.2	81.0	63.9	42.4	122.9
Purchase Obligations	515.4	508.2	2.8	2.0	1.1	1.0	0.3

Total	$1,225.0	$630.4	$114.3	$107.0	$88.3	$66.2	$218.8

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
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At May 28, 2005, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at May 28, 2005:

*Forward Looking Statement. See Safe Harbor Statement on page 6.

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at May 28, 2005 (in thousands):
	Fixed Rate Debt and Capital Lease Obligations	Average Interest Rate
2006	$ 1,190	5.3%
2007	8,488	4.3%
2008	17,740	4.5%
2009	17,861	4.5%
2010	18,056	4.6%
Thereafter	70,202	6.0%
Total	$133,537

Fair Value at May 28, 2005	$135,946

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and following pages.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures.

The Company's principal executive officer, Monroe G. Milstein, and the Company's principal financial officer, Robert L. LaPenta, Jr. have reviewed and evaluated the effectiveness of the Company's disclosure controls and procedures as of May 28, 2005. Based on their review, these officers have concluded that, as of May 28, 2005, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended May 28, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Burlington Coat Factory Warehouse Corporation and its subsidiaries (the Company) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

As of May 28, 2005, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of May 28, 2005 is effective.

Deloitte & Touche LLP, the Company's independent registered public accounting firm who audited the Company's consolidated financial statements, has issued a report on management's assessment of the Company's internal control over financial reporting as of May 28, 2005 and is included on page 34 herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Burlington Coat Factory Warehouse Corporation and subsidiaries (the "Company") maintained effective internal control over financial reporting as of May 28, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of May 28, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 28, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended May 28, 2005 of the Company and our report, dated August 26, 2005, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche, LLP

Philadelphia, Pennsylvania
August 26, 2005

PART III
Item 10.	Directors and Executive Officers of the Registrant

Item 11. Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions

Item 14. Principal Accountant Fees and Services

In accordance with General Instruction G(3) of the General Instructions to Form 10-K, the information called for by Items 10, 11, 12, 13 and 14 is omitted from this Report and is incorporated by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation l4A of the General Rules and Regulations under the Securities Exchange Act of 1934, which the Company will file not later than 120 days after May 28, 2005.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report.
		Page
1.	Financial Statements

	Index to Consolidated Financial Statements	41

	Report of Independent Registered Public Accounting Firm	42

	Consolidated Balance Sheets May 28, 2005 and May 29, 2004	43

	Consolidated Statements of Operations for the Years Ended May 28, 2005, May 29, 2004 and May 31, 2003	44

	Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 2003, May 29, 2004 and May 28, 2005	45

	Consolidated Statements of Cash Flows for the Years Ended May 28, 2005, May 29, 2004 and May 31, 2003	46

	Notes to Consolidated Financial Statements	47

2.	Financial Statement Schedules

	Schedule II - Valuation and Qualifying Accounts and Reserves	70

	Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	3/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	2/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	5/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	3/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	3/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	3/

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	6/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	1/

10.13	Description of Employment Arrangements between the Company and Mark A. Nesci, Executive Vice President- Chief Operating Officer*	7/

10.14	Description of Employment Arrangements between the Company and Paul C. Tang, Executive Vice President, General Counsel and Secretary*	7/

10.15	Description of Employment Arrangements between the Company and Robert Grapski, Vice President - Real Estate*	7/

10.16	Description of Employment Arrangements between the Company and Steve Koster, Vice President and Senior Divisional Merchandise Manager*	7/

10.17	Compensation Arrangements for Non-Management Directors*	Filed Herewith

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(3)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003. File No. 1-8739
(6)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
(7)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed June 17, 2005. File No. 1-8739.
*	Executive Compensation Plan

EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS
Description	Location
1) 1993 Stock Incentive Plan	Exhibit 10.2
2) 1998 Stock Incentive Plan	Exhibit 10.3
3) 2002 Stock Incentive Plan	Exhibit 10.4
4) Deferred Compensation Plan	Exhibit 10.10
5) Description of Employment Arrangements between the Company and Mark A. Nesci, Executive Vice President- Chief Operating Officer	Exhibit 10.13
6) Description of Employment Arrangements between the Company and Paul C. Tang, Executive Vice President, General Counsel and Secretary	Exhibit 10.14
7) Description of Employment Arrangements between the Company and Robert Grapski, Vice President - Real Estate	Exhibit 10.15
8) Description of Employment Arrangements between the Company and Steve Koster, Vice President and Senior Divisional Merchandise Manager	Exhibit 10.16
8) Compensation Arrangements for Non-Management Directors	Exhibit 10.17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
(registrant)
By:	/s/ Monroe G. Milstein Monroe G. Milstein, Chief Executive Officer and President
Date:	August 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Title	Date
/s/ Monroe G. Milstein Monroe G. Milstein	Chief Executive Officer and President (Principal Executive Officer); Director	August 26, 2005

/s/ Robert L. LaPenta, Jr. Robert L. LaPenta, Jr.	Vice President-Chief Accounting Officer (Principal Financial and Accounting Officer)	August 26, 2005

/s/ Roman Ferber Roman Ferber	Director	August 26, 2005

/s/ Harvey Morgan Harvey Morgan	Director	August 26, 2005

/s/ Andrew R. Milstein Andrew R. Milstein	Director	August 26, 2005

/s/ Stephen E. Milstein Stephen E. Milstein	Director	August 26, 2005

/s/ Mark A. Nesci Mark A. Nesci	Director	August 26, 2005

/s/ Irving Drillings Irving Drillings	Director	August 26, 2005

[THIS PAGE INTENTIONALLY LEFT BLANK]

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page No.
Report of Independent Registered Public Accounting Firm	42

Consolidated Balance Sheets May 28, 2005 and May 29, 2004	43

Consolidated Statements of Operations for the Years Ended May 28, 2005, May 29, 2004 and May 31, 2003	44

Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 2003, May 29, 2004 and May 28, 2005	45

Consolidated Statements of Cash Flows for the Years Ended May 28, 2005, May 29, 2004 and May 31, 2003	46

Notes to Consolidated Financial Statements	47

Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts and Reserves	70

Schedules I, III, IV and V are omitted because they are not applicable or not required or because the required information is included in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Burlington Coat Factory Warehouse Corporation
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Warehouse Corporation and subsidiaries (the "Company") as of May 28, 2005 and May 29, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended May 28, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 28, 2005 and May 29, 2004, and the results of its operations and its cash flows for each of the three years in the period ended May 28, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 28, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 26, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
August 26, 2005

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share data)
	May 28, 2005	May 29, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 47,953	$ 29,817
Restricted Cash and Cash Equivalents	14,957	9,304
Investments	134,664	168,474
Accounts Receivable (Net of Allowance for Doubtful Accounts of $762 in 2005 and $5,108 in 2004)	24,841	23,744
Merchandise Inventories	720,882	622,538
Deferred Tax Asset	22,187	19,660
Prepaid and Other Current Assets	18,891	17,131
Assets from Discontinued Operations	-	1,081

Total Current Assets	984,375	891,749

Property and Equipment (Net of Accumulated Depreciation)	621,773	623,813
Investments	27	23
Intangible Assets (Net of Accumulated Amortization)	48,785	48,825
Other Assets	1,754	1,190
Deferred Tax Assets	16,554	13,578

Total Assets	$1,673,268	$1,579,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 390,891	$ 364,335
Income Taxes Payable	5,708	20,829
Other Current Liabilities	179,346	174,450
Current Maturities of Long Term Debt	1,190	1,047

Total Current Liabilities	577,135	560,661

Long Term Debt	132,347	133,538
Other Liabilities	37,633	39,547

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred Stock, Par Value $1; Authorized 5,000,000 shares, none issued and outstanding	-	-
Common Stock, Par Value $1; Authorized 100,000,000 shares; 49,897,658 issued at May 28, 2005; 49,808,217 issued at May 29, 2004	49,898	49,809
Capital in Excess of Par Value	24,776	23,016
Retained Earnings	910,176	831,926
Accumulated Other Comprehensive Income	4	2
Note Receivable from Stock Options Exercised	(41)	(63)
Treasury Stock at Cost; 2005 - 5,124,854 shares; 2004- 5,172,628 shares	(58,660)	(59,258)

Total Stockholders' Equity	926,153	845,432

Total Liabilities and Stockholders' Equity	$1,673,268	$1,579,178

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(All amounts in thousands, except share data)
	Year Ended (52 Weeks)
	May 28, 2005	May 29, 2004	May 31, 2003
REVENUES:
Net Sales	$3,171,242	$2,833,484	$2,655,072
Other Revenue	28,598	26,476	23,056

	3,199,840	2,859,960	2,678,128
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,987,159	1,765,478	1,660,170
Selling and Administrative Expenses	958,059	900,059	838,740
Depreciation	89,858	83,915	69,148
Interest Expense	7,132	5,863	2,779
Other (Income), Net	(14,619)	(10,335)	(6,041)

	3,027,589	2,744,980	2,564,796

Income from Continuing Operations Before Provision for Income Tax	172,251	114,980	113,332

Provision for Income Tax	66,204	42,641	42,820

Income from Continuing Operations	106,047	72,339	70,512
Loss from Discontinued Operations (Net of Tax Benefit of $112 in 2005, $2,423 in 2004, and $2,692 in 2003)	(1,014)	(4,363)	(4,393)

Net Income	$ 105,033	$ 67,976	$ 66,119

Net Unrealized Gain on Investments, Net of Tax	2	1	3

Total Comprehensive Income	$ 105,035	$ 67,977	$ 66,122

Basic and Diluted Earnings Per Share: Basic Income from Continuing Operations	$ 2.37	$ 1.62	$ 1.59
Basic Loss from Discontinued Operations, Net of Tax Benefit	(0.02)	(0.10)	(0.10)
Basic Net Income	$ 2.35	$ 1.52	$ 1.49

Diluted Income from Continuing Operations	$ 2.37	$ 1.62	$ 1.58
Diluted Loss from Discontinued Operations, Net of Tax Benefit	(0.02)	(0.10)	(0.10)

Diluted Net Income	$ 2.35	$ 1.52	$ 1.48

Basic Weighted Average Shares Outstanding	44,678,788	44,583,092	44,476,085
Diluted Weighted Average Shares Outstanding	44,783,646	44,668,282	44,548,187
Dividends Per Share	$ 0.60	$ 0.03	$ 0.02

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FISCAL YEAR ENDED MAY 31, 2003, MAY 29, 2004 AND MAY 28, 2005
(All amounts in thousands)
	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Note Receivable from Options Exercised	Treasury Stock	Total
Balance at June 1, 2002	$49,749	$21,259	$700,058	($2)	($100)	($60,497)	$710,467

Comprehensive Income:
Net Income			66,119				66,119
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				3			3
Total Comprehensive Income							66,122
Stock Options Exercised	17	505					522
Repayment of Note Receivable from Options Exercised					17		17
Treasury Stock Transactions		267				650	917
Dividends			(893)				(893)

Balance at May 31, 2003	49,766	22,031	765,284	1	(83)	(59,847)	777,152

Comprehensive Income:
Net Income			67,976				67,976
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				1			1
Total Comprehensive Income							67,977
Stock Options Exercised	43	985					1,028
Repayment of Note Receivable from Options Exercised					20		20
Treasury Stock Transactions						589	589
Dividends			(1,334)				(1,334)

Balance at May 29, 2004	49,809	23,016	831,926	2	(63)	(59,258)	845,432

Comprehensive Income:
Net Income			105,033				105,033
Net Unrealized Gain on Noncurrent Marketable Securities, Net of Tax				2			2
Total Comprehensive Income							105,035
Stock Options Exercised	89	1,275					1,364
Repayment of Note Receivable from Options Exercised					22		22
Treasury Stock Transactions		485				598	1,083
Dividends			(26,783)				(26,783)

Balance at May 28, 2005	$49,898	$24,776	$910,176	$4	($41)	($58,660)	$926,153

See notes to consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)
	Year Ended (52 Weeks)
	May 28, 2005	May 29, 2004	May 31, 2003
OPERATING ACTIVITIES
Net Income	$ 105,033	$ 67,976	$ 66,119
Loss from Discontinued Operations	1,014	4,363	4,393
Income from Continuing Operations	106,047	72,339	70,512

Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation	89,858	83,915	69,147
Provision for Losses on Accounts Receivable	7,501	9,201	9,895
Provision for Deferred Income Taxes	(5,503)	(3,592)	(11,844)
Gain on Disposition of Fixed Assets	(750)	(1,710)	(1,464)
Unrealized Loss (Gain) on Investments	108	469	(113)
Non-Cash Rent Expense and Other	3,453	7,018	5,109

Changes in Assets and Liabilities:
Investments	33,702	(153,677)	(15,153)
Accounts Receivable	(8,540)	(16,522)	(11,503)
Merchandise Inventories	(98,344)	(39,405)	(18,481)
Prepaids and Other Current Assets	(1,725)	(1,753)	16,404
Accounts Payable	26,556	52,211	(60,602)
Other Current Liabilities and Income Taxes Payable	(8,687)	15,984	26,484
Deferred Rent Incentives	(1,652)	(1,142)	(2,228)
Net Cash Provided by Continuing Operations	142,024	23,336	76,163
Net Cash Provided (Used) in Discontinued Operations	67	(1,409)	(2,034)
Net Cash Provided by Operating Activities	142,091	21,927	74,129

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(93,115)	(125,550)	(147,071)
Change in Restricted Cash and Cash Equivalents	(5,653)	(478)	(2,326)
Proceeds from Sale of Fixed Assets	4,507	7,310	3,230
Lease Acquisition Costs	(4,225)	(225)	(18,779)
Issuance of Notes Receivable	(58)	(85)	(6,350)
Receipts Against Long-Term Notes Receivable	35	729	4,089
Other	16	(31)	759

Net Cash Used in Investing Activities by Continuing Operations	(98,493)	(118,330)	(166,448)
Net Cash Used in Investing Activities by Discontinued Operations	(78)	(468)	(1,863)
Net Cash Used in Investing Activities	(98,571)	(118,798)	(168,311)

FINANCING ACTIVITIES
Principal Payments on Long-Term Debt	(1,048)	(921)	(934)
Proceeds from Long Term Debt	-	100,000	-
Issuance of Common Stock Upon Exercise of Stock Options	1,364	1,028	522
Treasury Stock Transactions	1,083	589	917
Debt Issuance Costs	-	(578)	-
Payment of Dividends	(26,783)	(1,334)	(893)

Net Cash Provided by (Used in) Financing Activities	(25,384)	98,784	(388)

Increase (Decrease) in Cash and Cash Equivalents	18,136	1,913	(94,570)
Cash and Cash Equivalents at Beginning of Period	29,817	27,904	122,474
Cash and Cash Equivalents at End of Period	$ 47,953	$ 29,817	$ 27,904

Supplemental Disclosure of Cash Flow Information:

Interest Paid	$ 9,363	$ 5,160	$ 2,792

Income Taxes Paid	$ 86,498	$ 33,372	$ 46,744

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Capital Lease Obligation	$ -	$ -	$ 13,366

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

  Summary of Significant Accounting Policies
  Business

  Burlington Coat Factory Warehouse Corporation and its subsidiaries (the "Company") operate stores, in 42 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. The Company operates stores under the names "Burlington Coat Factory Warehouse" (three hundred thirty-six stores), "Cohoes Fashions"(seven stores), "Luxury Linens" (two stores), "MJM Designer Shoes" (fifteen stores), and "Super Baby Depot" (two stores). Cohoes Fashions offers merchandise in the middle to higher price range. Luxury Linens is a specialty store for linens, bath shop items, gifts and accessories and offers merchandise in the middle to higher price range. MJM Designer Shoes offers moderately priced designer and fashion shoes. Super Baby Depot stores offer baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During fiscal 2005, the Company converted its last Totally 4 Kids store into a Super Baby Depot store. During fiscal 2004, the Company closed its seven stores which had operated under the name "Decelle" and its one store which had operated under the name "Baby Depot." In fiscal 2005, two store locations, previously operated as Decelle stores, were converted to Cohoes Fashions stores. In fiscal 2004, three of the Decelle stores were converted to Burlington Coat Factory Warehouse stores.

  Principles of Consolidation

  The consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except two. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. These investments are consolidated, net of their minority interests. Previously, the Company had maintained a fifty percent interest in a third investment in a partnership in which it maintained managerial and financial control. During the third quarter of fiscal 2005, the partnership was dissolved and all assets were distributed to the partners. All significant intercompany accounts and transactions have been eliminated.

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

  Cash and Cash Equivalents

  Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Cash equivalent investments, included in the "Cash and Cash Equivalents" line item in the Company's Consolidated Balance Sheets, amounted to $8.9 million at May 28, 2005 and $12.3 million at May 29, 2004.

  Restricted Cash and Cash Equivalents

  At May 28, 2005, restricted cash and cash equivalents consisted of $12.5 million pledged as collateral for certain insurance contracts, for which the related liability is classified in the "Other Current Liabilities" line item in the Company's Consolidated Balance Sheets, and $2.5 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company. At May 29, 2004, restricted cash and cash equivalents consisted of $6.3 million pledged as collateral for certain insurance contracts, $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company, and $0.4 million of compensating cash balances at two of the Company's banks. During fiscal 2005, the compensating cash balance requirements were removed by these banks.

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

  Inventories

  Merchandise inventories as of May 28, 2005 and May 29, 2004 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Consolidated Statements of Operations. Costs associated with the Company's warehousing, distribution, buying, inspection and store receiving functions are included in the line items "Selling and Administrative Expenses" and "Depreciation" in the Company's Consolidated Statements of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $47.5 million, $41.8 million and $40.6 million for the fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively. Depreciation related to the warehousing and purchasing functions amounted to $8.8 million, $9.1 million and $4.3 million for the fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, historical analysis of product sales and current market conditions. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company's reserves against inventory were $15.0 million, $14.0 million and $14.8 million as of May 28, 2005, May 29, 2004 and May 31, 2003, respectively.

  Property and Equipment

  Property and equipment are stated at cost and depreciation is computed on the straight line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are depreciated over the lease term or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are charged to expense as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in Depreciation on the Company's Consolidated Statements of Operations.

  Intangible Assets

  The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, including option periods where the exercise of the option period can be reasonably assured, which approximates the leasehold's useful life. Amortization of intangibles is included in Selling and Administrative Expenses in the Company's Consolidated Statements of Operations.

  Other Assets

  Other assets consist primarily of notes receivable and the net accumulation of excess rent income accounted for on a straight line basis over actual rental income receipts.

  Other Current Liabilities

  Other current liabilities primarily consist of sales taxes payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable, current portion of deferred rents and other miscellaneous items.

  Other Liabilities

  Other liabilities primarily consist of deferred lease incentives, the net accumulation of excess straight line rent expense over actual rental expenditures and minority interest in investments. Deferred lease incentives are funds received from landlords used primarily to offset the costs of store remodeling. These deferred lease incentives are amortized over the expected lease term including rent holidays and option periods where the exercise of the option can be reasonably assured. Minority interest in the two consolidated investments, which are not wholly owned by the Company, amounted to $0.7 million and $1.5 million at May 28, 2005 and May 29, 2004, respectively.

  Store Opening Expenses

  Expenses related to new store openings are charged to operations in the period incurred.

  Derivatives and Hedging Activities

  The Company does not have any derivative financial instruments.

  Income Taxes

  The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income taxes for 2005, 2004 and 2003 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

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

  Basic and diluted income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of diluted income per share from continuing operations are as follows:

	Year Ended (52 Weeks)
	May 28, 2005	May 29, 2004	May 31, 2003
	(all amounts in thousands, except per share data)
Income from Continuing Operations	$106,047	$72,339	$70,512
Weighted Average Shares Outstanding	44,679	44,583	44,476
Effect of Dilutive Stock Options	105	85	72
Weighted Average Shares Out- standing, Assuming Dilution	44,784	44,668	44,548
Diluted Income Per Share from Continuing Operations	$ 2.37	$ 1.62	$ 1.58

  There were no anti-dilutive shares in fiscal 2005. Options to purchase 1,900 shares and 28,420 shares of common stock were outstanding during fiscal 2004 and fiscal 2003, respectively, but were not included in the computation of weighted average shares outstanding, assuming dilution, because the options' exercise prices were greater than the average market price of common shares and therefore would be antidilutive.

  Other Revenue

  Other Revenue consists of rental income received from leased departments, subleased rental income, layaway and alteration service charges and other miscellaneous items. Rental income from leased departments amounted to $9.2 million, $9.1 million and $8.4 million for the years ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively. Layaway and alteration service fees amounted to $8.4 million, $7.9 million and $7.3 million for the fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively.

  Advertising Costs

  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expense as incurred. Net advertising expenses, included in Selling and Administrative Expenses on the Company's Consolidated Statements of Operations, for the twelve month periods ended May 28, 2005, May 29, 2004 and May 31, 2003 were $64.0 million, $61.5 million and $61.2 million, respectively. Vendor rebates netted against advertising expense were $0.8 million, $1.5 million and $1.4 million for the fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.

  Impairment of Long Lived Assets

  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. For the fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003, the Company recorded impairment charges related to leasehold improvements of various stores of $0.9 million, $1.9 million and $1.2 million, respectively. The impairment charges were recorded under the caption "Depreciation" in the Company's Consolidated Statements of Operations.

  Discontinued Operations

  The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. The Company includes in its calculation of discontinued operations permanently closed stores only if the Company does not expect the sales of such stores to migrate to the Company's surrounding stores. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for three stores and the Company's seventy-five percent investment closed during fiscal 2005 and for the eight stores closed during each of fiscal years 2004 and 2003.
	Year Ended
	May 28, 2005	May 29, 2004	May 31, 2003
Revenues	$11,301	$22,862	$42,439
Gross Margin	2,377	6,962	15,502
Selling and Administrative Expenses	3,990	10,789	20,549
Depreciation	289	1,385	1,489
Loss from Discontinued Operations Before Income Tax Benefit	(1,127)	(6,786)	(7,085)
Loss from Discontinued Operations, Net of Tax Benefit	($1,014)	($4,363)	($4,393)

  Stock-Based Compensation

  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note N). During fiscal 2005, the Company issued options to purchase 87,700 shares of its common stock to employees. The Company did not issue any stock options during fiscal 2004 or fiscal 2003. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Year Ended (52 Weeks)
	May 28, 2005	May 29, 2004	May 31, 2003
Net income as reported	$105,033	$67,976	$66,119
Expense under fair value method, net of tax effect	(252)	-	(708)
Pro forma net income	$104,781	$67,976	$65,411
Income per share:
Basic - as reported	$ 2.35	$ 1.52	$ 1.49
Diluted - as reported	$ 2.35	$ 1.52	$ 1.49
Basic - pro forma	$ 2.35	$ 1.52	$ 1.47
Diluted - pro forma	$ 2.34	$ 1.52	$ 1.47

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

  Other Income, Net

  Other Income, Net consists of investment income, gains from disposition of fixed assets ($0.8 million, $1.6 million and $1.5 million, for the fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively), and other miscellaneous income items.

  Vendor Rebates and Allowances

  The Company receives various incentives in the form of discounts and allowances from its vendors based on the volume of purchases or for services that the Company provides to the vendor. These incentives received from vendors include rebates, allowances and promotional funds. The amounts received are subject to changes in market conditions, vendor marketing strategies and changes in profitability or sell-through of the vendor's merchandise. Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically address whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. The Company adopted EITF Issue No. 02-16 effective as of January 1, 2003. Rebates and allowances received from vendors that are dependent on purchases or inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down.

  Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Application by the Company of EITF Issue No. 02-16 resulted in an increase to net income of $0.3 million and $0.1 million for the fiscal years ended May 28, 2005 and May 29, 2004, respectively, and a decrease to net income of $0.9 million for the fiscal year ended May 31, 2003. Reimbursements of expenses amounted to $1.0 million, $1.1 million and $0.1 million for the fiscal years ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively.

  Capitalized Computer Software Costs

  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred after the date of adoption in connection with developing or obtaining software for internal use. The Company capitalized $4.2 million, $3.0 million and $4.1 million relating to these costs during fiscal 2005, fiscal 2004 and fiscal 2003, respectively.

  Lease Accounting

  The Company calculates rent expense on a straight line basis over the lesser of the lease term or the economic life of the investment in the leased premises, taking into consideration step rents, rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

  Recent Accounting Pronouncements

  a. In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures financial instruments that are within the pronouncement's scope as a liability because it embodies an obligation of the issuer. Provisions of this standard are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements, while other provisions revise that definition to include certain obligations that a reporting entity can or must settle through issuance of its own equity shares. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this statement in the second quarter of fiscal 2004. The adoption of SFAS No. 150 had no material effect on the Company's consolidated financial position, results of operations or cash flows. In November 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. Management will monitor the actions of the FASB and assess the impact, if any, that these actions may have on the Company's consolidated financial position, results of operations or cash flows.

  b. In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the FASB issued FASB Staff Position 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF Issue No. 03-01 to investments in securities that are impaired. The Company does not believe that the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

  c. In November 2004, the EITF issued a consensus on EITF Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", in determining whether to report discontinued operations. In this consensus, the EITF provided guidance on how an ongoing entity should evaluate whether the operations and cash flow of a disposed component have been or will be eliminated from the ongoing operations of the entity. The Company adopted the requirements of EITF No. 03-13 during fiscal 2005. The adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

  d. In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 "Inventory Pricing". The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.

  e. In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt Statement No. 123(R) beginning with its second quarter of fiscal 2006. The statement requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the effect that adoption of this standard will have on its consolidated financial position, results of operations or cash flows.

  f. In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company's consolidated financial condition, results of operations or cash flows.

  g. In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on its consolidated financial position, results of operations or cash flows.

  h. In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007.

  Reclassifications

Certain reclassifications have been made to the 2004 fiscal year's interim financial information and to the prior years' financial statements to conform to the classifications used in the 2005 fiscal year. These reclassifications primarily relate to the treatment of discontinued store operations.

  Investments

  Investments consist of (in thousands):
	May 28, 2005
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Investments	$134,772	($108)	$134,664

Available-for-Sale Investments (Long Term):
Equity Investments	$ 23	$ 4	$ 27

	May 29, 2004
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (current):
Short Term Municipal Bond Investments	$163,863	($392)	$163,471
Short Term Bond Fund	5,080	(77)	5,003
	$168,943	($469)	$168,474

Available-for-Sale Investments (Long Term):
Equity Investments	$ 22	$ 1	$ 23

  Property and Equipment

  Property and equipment consist of (in thousands):
	May 28, 2005
	Owned	Capital Leases	Total
Land	$ 47,639	-	$47,639
Buildings	210,947	$27,081	238,028
Store Fixtures and Equipment	428,748	-	428,748
Leasehold Improvements	364,356	-	364,356
Construction in Progress	4,388	-	4,388
	1,056,078	27,081	1,083,159
Less Accumulated Depreciation	(458,752)	(2,634)	(461,386)
	$ 597,326	$24,447	$ 621,773

	May 29, 2004
	Owned	Capital Leases	Total
Land	$ 46,458	-	$ 46,458
Buildings	195,158	$27,081	222,239
Store Fixtures and Equipment	431,542	-	431,542
Leasehold Improvements	343,079	-	343,079
Construction in Progress	6,339	-	6,339
	1,022,576	27,081	1,049,657
Less Accumulated Depreciation	(424,110)	(1,734)	(425,844)
	$ 598,466	$25,347	$ 623,813

  Intangible Assets

  Intangible assets consist primarily of leasehold purchases, which are amortized over the minimum lease term, including option periods where the exercise of the option period can be reasonably assured. Intangible assets as of May 28, 2005 and May 29, 2004 are as follows (in thousands):
	May 28, 2005			May 29, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$63,245	$15,087	$48,158	$59,920	$11,820	$48,100
Other	1,042	415	627	1,042	317	725
	$64,287	$15,502	$48,785	$60,962	$12,137	$48,825

  Amortization expense amounted to $4.3 million, $4.0 million and $3.6 million for the twelve month periods ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2006 - $4.0 million; fiscal 2007 - $3.9 million; fiscal 2008 - $3.9 million; fiscal 2009 - $3.8 million; and fiscal 2010 - $3.6 million. Leaseholds acquired during the twelve month periods ended May 28, 2005 and May 29, 2004 amounted to $4.2 million and $0.2 million, respectively. Leaseholds acquired during the current fiscal year have a weighted average amortization period of approximately 9.8 years.

  Accounts Payable

  Accounts payable consist of (in thousands):
	May 28, 2005	May 29, 2004
Accounts Payable-Trade	$366,405	$355,007
Other	24,486	9,328

	$390,891	$364,335

  Store Exit Costs

  In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores existing beyond May 31, 2003. Of these costs, $0.1 million were paid during fiscal 2004 and $0.2 million were paid during fiscal 2005. The remaining $0.1 million will be paid during fiscal 2006. During fiscal 2004, the Company established a reserve of $1.5 million covering lease obligations of closed stores to be incurred subsequent to the closing of these stores. After these stores were closed and the reserve was established, $0.4 million of the costs were paid during fiscal 2004. During fiscal 2005, $0.6 million of these costs were paid. As of the close of fiscal 2005, the Company had established a reserve of $0.3 million covering lease obligations of closed stores existing beyond May 28, 2005. The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments for the costs over the next five years is as follows: fiscal 2006 - $0.5 million; fiscal 2007 - $0.2 million; fiscal 2008 - $0.2 million; and fiscal 2009 - $0.1 million.

  Lines of Credit

  Total committed lines of credit from all banks as of May 28, 2005 and May 29, 2004 amounted to $100.0 million.

  As of May 28, 2005, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention not to renew, in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (6.0% at May 28, 2005). Letters of credit, related to inventory purchases, outstanding against these lines were $12.1 million and $15.0 million at May 28, 2005 and May 29, 2004, respectively.

  At May 28, 2005 and for the fiscal year ended May 28, 2005, the Company had no borrowing under the line of credit. For fiscal 2004, maximum borrowing under the line of credit amounted to $62.9 million during the first quarter and $74.9 million during the second quarter. Average borrowing during the first quarter of fiscal 2004 was $33.3 million at an average interest rate of 1.6%. During the second quarter of fiscal 2004, average borrowing was $53.7 million at an average interest rate of 1.6%. During the third and fourth quarters of fiscal 2004, there were no borrowings under the line of credit. Borrowings under the Company's lines of credit were necessary during fiscal 2004 primarily because of the purchase of inventory and capital expenditures.

  Long-Term Debt

  Long-term debt consists of (in thousands):
	May 28, 2005	May 29, 2004

Senior Notes, 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010	$36,000	$36,000
Senior Notes, 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013	64,000	64,000
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	5,735	6,400
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,333	1,534
Capital Lease Obligations	26,469	26,651
Subtotal	133,537	134,585
Less Current Portion	(1,190)	(1,047)
Long-Term Debt and Obligations Under Capital Leases	$132,347	$133,538

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

  The Industrial Revenue Bonds were issued in connection with the construction of the Company's existing distribution center. The Bonds are secured by a first mortgage on the Company's existing distribution center. Indebtedness, totaling $5.7 million, is collateralized by land and buildings with a net book value of $18.1 million at May 28, 2005, and payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $5.9 million.

  On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders. The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey. The loan is interest-free and matures on January 1, 2012. The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

  Long-term debt scheduled maturities in each of the next five fiscal years is as follows: 2006-$0.9 million; 2007-$8.2 million; 2008-$17.4 million; 2009-$17.5 million; and 2010-$17.6 million.

  Scheduled maturities of the Company's capital lease obligations in each of the next five fiscal years is as follows: 2006 - $0.3 million; 2007 - $0.3 million; 2008 - $0.3 million; 2009 - $0.3 million and 2010-$0.4 million.

  Several loan agreements of the Company contain restrictions which, among other things, require maintenance of certain financial ratios, restrict encumbrance of assets and creation of indebtedness, and limit the payment of dividends. As of May 28, 2005, the Company was in compliance with all covenants related to its loan agreements. At May 28, 2005, the Company could not pay any additional dividends for fiscal 2005 due to the restrictive payment covenants of the agreements.

  Note Receivable from Stock Options Exercised

  During fiscal 2000, the Company made a loan to an officer of the Company in the amount of $204,345. The loan was made in the form of a demand note having an annual interest rate of 5.57% for the purpose of enabling the officer to purchase shares of the Company's Common Stock pursuant to expiring options. During fiscal 2002, the demand note was replaced with a five-year term note with a principal balance of $204,345 and an annual interest rate of 4.64%. The loan is collateralized by a mortgage on the officer's residence. The portion of the loan related to the exercise price of the options exercised is reflected in Stockholders' Equity in the Company's Consolidated Balance Sheets as Note Receivable from Stock Options Exercised.

  Lease Commitments

  The Company leases three hundred seventeen stores, warehousing and distribution facilities and office spaces under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

  The following is a schedule of future minimum lease payments (excluding renewal options) under the operating and capital leases (in thousands):
Fiscal Year	Operating Leases	Capital Leases
2006	$114,002	$2,497
2007	96,221	2,497
2008	80,973	2,497
2009	63,927	2,497
2010	42,425	2,556
Thereafter	122,871	46,625
Total minimum lease payments	$520,419	$59,169
Amount representing interest		(32,700)
Present value of minimum lease payments		$26,469

  The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $45.7 million and $5.4 million relating to operating leases and capital leases, respectively, under non-cancelable subleases and other contingent rental agreements.

  Total rental expenses, included in Selling and Administrative Expenses on the Company's Consolidated Statements of Operations, under operating leases for the periods ended May 28, 2005, May 29, 2004 and May 31, 2003 were $125.3 million, $115.9 million and $109.5 million, respectively, including contingent rentals of $1.9 million, $1.2 million and $2.2 million, respectively. Rent expense for the above periods has not been reduced by sublease rental income of $18.9 million, $17.7 million and $14.7 million, which has been included in Other Income for the periods ended May 28, 2005, May 29, 2004 and May 31, 2003, respectively.

  The Company has irrevocable letters of credit in the amount of $12.7 million to guarantee payment and performance under certain leases, insurance contracts and utility agreements.

  Employee Retirement Plans

  The Company has a noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code. Membership in the salary deferment feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company. In addition, under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors. The provision for Company profit sharing and 401(k) contributions for the twelve month periods ended May 28, 2005, May 29, 2004 and May 31, 2003 were $9.9 million, $10.6 million and $11.2 million, respectively.

  Income Taxes

  The provision for income taxes includes federal and state taxes currently payable and those deferred due to temporary differences between the financial statement and the tax bases of assets and liabilities. The components of the provision for income taxes is as follows (in thousands):
Period Ended	2005	2004	2003
Current:
Federal	$58,643	$36,803	$43,240
State and other	12,954	7,007	8,732

Subtotal	71,597	43,810	51,972
Deferred	(5,505)	(3,592)	(11,844)

Total	$66,092	$40,218	$40,128

  The provision (benefit) for income taxes is allocated between continuing and discontinued operations as summarized below (in thousands):
Period Ended	2005	2004	2003

Continuing operations	$66,204	$42,641	$42,820
Discontinued operations	(112)	(2,423)	(2,692)

Total	$66,092	$40,218	$40,128

  A reconciliation of the Company's effective tax rate with the statutory federal tax rate is as follows:

Period Ended	2005	2004	2003

Tax at statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	4.9	3.7	4.7
State tax benefit of net operating losses	(6.7)
Change in valuation allowance	6.2
Other charges	(0.8)	(1.5)	(1.9)

Effective tax rate	38.6%	37.2%	37.8%

  Deferred income taxes for 2005, 2004 and 2003 reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. These temporary differences are determined in accordance with SFAS No. 109.

  Temporary differences which give rise to deferred tax assets and liabilities at May 28, 2005 and May 29, 2004 are as follows (in thousands):
Period Ended	2005		2004
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities
Current:
Allowance for doubtful accounts	$ 302		$ 2,020
Compensated absences	1,468		1,287
Inventory costs and reserves capitalized for tax purposes	9,713		10,881
Insurance reserves	9,569		6,035
Prepaid items deductible for tax purposes		$1,514		$ 1,929
Sales return reserves	791		712
Reserve for lawsuits	1,404		180
Other	454		474
	$23,701	$1,514	$21,589	$ 1,929
Non-Current:
Depreciation		$4,644		$11,162
Accounting for rent expense	$12,047		$13,989
Pre-opening costs	8,416		10,751
State net operating losses (net of federal benefit)	11,367		9,563
Valuation allowance (net of federal benefit)	(10,632)		(9,563)

	$21,198	$4,644	$24,740	$11,162

       The Company had valuation allowances amounting to $10.6 million and $9.6 million, respectively, relating primarily to state tax net operating losses as of May 28, 2005 and May 29, 2004, respectively. The Company believes that it is unlikely that it will able to utilize the benefit of these losses in the future.

       The Company determined that, as of May 28, 2005 and May 29, 2004, a valuation allowance against a substantial majority of the deferred tax assets associated with state net operating losses was appropriate. Generally Accepted Accounting Principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. Management has determined that valuation allowances of $10.6 million and $9.6 million are required against the $11.4 million and $9.6 million of tax benefits associated with these state net operating losses. The Company believes that it is more likely than not that the benefit of the state net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with the Company's 2006 fiscal year.

  Supplementary Income Statement Information
Period Ended	2005	2004	2003
	(in thousands)
Repairs and Maintenance	$39,508	$38,397	$36,354
  Incentive Plans

  In November 1993, the stockholders of the Company approved a stock incentive plan (the "1993 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 450,000 shares of common stock have been reserved for issuance under the 1993 Plan. This plan expired in August, 1998. In October, 1998, the stockholders of the Company approved a stock incentive plan (the "1998 Plan"), authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 350,000 shares of common stock have been reserved for issuance under the 1998 Plan. In October 2002, the stockholders of the Company approved a stock incentive plan (the "2002 Plan") authorizing the granting of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance stock and other stock based compensation. A total of 140,000 shares of common stock have been reserved for issuance under the 2002 Plan. A summary of stock option transactions in fiscal periods 2003, 2004 and 2005 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Options outstanding June 1, 2002	519,740	$14.74
Options issued	-	-
Options cancelled	-	-
Options exercised	(17,000)	$10.60

Options outstanding May 31, 2003	502,740	$14.88
Options issued	-	-
Options cancelled	(14,500)	$20.54
Options exercised	(42,420)	$15.63

Options outstanding May 31, 2004	445,820	$14.63
Options issued	87,700	$26.00
Options cancelled	(6,800)	$14.02
Options exercised	(89,000)	$14.05
Options outstanding May 28, 2005	437,720	$17.03

Options exercisable May 28, 2005	350,020	$14.79

  The following table summarizes information about the stock options outstanding under the Company's option plans as of May 28, 2005:
Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 5/28/05	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 5/28/05	Weighted Average Exercise Price
$ 8.85 - $ 9.58	29,520	1.1 yrs	$ 9.12	29,520	$ 9.12
$12.00	54,900	4.8 yrs	$12.00	54,900	$12.00
$15.44	141,900	6.7 yrs	$15.44	141,900	$15.44
$16.28 - $16.84	122,800	3.6 yrs	$16.59	122,800	$16.59
$20.57 - $22.13	900	3.3 yrs	$22.13	900	$22.13
$26.00	87,700	9.3 yrs	$26.00	-	$26.00
	437,720			350,020

  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005 (no options were granted during fiscal 2004 or fiscal 2003):
2005

Risk-free interest rate	4.10%
Expected volatility	37.65%
Expected life	5.5 years
Contractual life	10 years
Expected Dividend Yield	0.20%
Fair value of options granted	$6.79

  Interim Financial Information (Unaudited)
            (All amounts in thousands, except per share data)

  Fiscal Year Ended May 28, 2005
	13 Weeks Ended
	August 28, 2004	November 27, 2004	February 26, 2005	May 28, 2005
Net Sales	$574,180	$872,025	$968,109	$756,928

Gross Margin	202,239	331,838	357,099	292,907
Income (Loss) from Continuing Operations	(17,417)	41,473	66,114	15,877
Net Income (Loss)	(18,681)	41,695	66,718	15,302
Income(Loss) per Common Share from Continuing Operations -- Basic and Diluted:
Income (Loss) -- Basic	($0.39)	$ 0.93	$ 1.48	$ 0.35
Income (Loss) -- Diluted	($0.39)	$ 0.93	$ 1.48	$ 0.35

Net Income (Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.42)	$ 0.93	$ 1.49	$ 0.34
Net Income (Loss) -- Diluted	($0.42)	$ 0.93	$ 1.49	$ 0.34

  Fiscal Year Ended May 29, 2004
	13 Weeks Ended
	August 30, 2003	November 29, 2003	February 28, 2004	May 29, 2004
Net Sales	$522,906	$782,854	$849,662	$678,062

Gross Margin	191,475	297,901	301,521	277,109
Income (loss) from Continuing Operations	(15,380)	27,608	37,599	22,512
Net Income (Loss)	(16,839)	27,182	36,018	21,615
Income(Loss) per Common Share from Continuing Operations -- Basic and Diluted:
Income (Loss) -- Basic	($0.35)	$ 0.62	$ 0.84	$ 0.50
Income (Loss) -- Diluted	($0.35)	$ 0.62	$ 0.84	$ 0.50

Net Income (Loss) per Common Share -- Basic and Diluted:
Net Income (Loss) -- Basic	($0.37)	$ 0.61	$ 0.81	$ 0.48
Net Income (Loss) -- Diluted	($0.37)	$ 0.61	$ 0.81	$ 0.48

  Results of quarterly operations are impacted by the highly seasonal nature of the Company's business and timing of certain holiday selling seasons. Quarterly results may not total year-to-date amounts due to rounding. Income from Continuing Operations before Provision for Income Tax was $24.7 million for the three months ended May 28, 2005 as compared with $33.7 million for the similar period of a year ago, a $9.0 million decrease. This decrease was primarily due to the following:

           (1)  The fourth quarter of fiscal 2004 had a reduction of approximately $8.0 million in cost of goods sold whereas the fourth quarter of fiscal 2005 had a reduction of approximately $6.0 million in cost of goods sold. This adjustment is the result of the change from the estimated shrink percentage used during the first three fiscal quarters to the actual shrinkage based on the year-end physical inventory.

           (2)  The fourth quarter of fiscal 2004 benefited from the gain on the sale of two properties for $3.3 million.

           (3)  In the fourth quarter of fiscal 2005, the Company incurred charges of $7.2 million that were absent in the fourth quarter of fiscal 2004. These charges related to the pending settlement of a lawsuit, freight expense and personal property taxes. Charges for these three items were offset by improved profitability from increases in comparative store sales realized during the quarter.

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
	May 28, 2005		May 29, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-Term Debt (including capital lease obligation and current maturities)	$133,537	$135,946	$134,585	$132,745

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

  Concentration of Credit Risk

  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those that meet prescribed investment guidelines. The Company has a policy of making investments in debt securities with short-term ratings of A-1 (or equivalent) or long-term ratings of A and A-2 (or equivalent). The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

  Segment Information

  The Company reports segment information in accordance with SFAS No.131, Disclosure about Segments of an Enterprise and Related Information. The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):
Period Ended	May 28, 2005 (52 weeks)	May 29, 2004 (52 weeks)	May 31, 2003 (52 weeks)
Apparel	$2,525,006	$2,225,629	$2,064,733
Home Products	646,236	607,855	590,339
	$3,171,242	$2,833,484	$2,655,072

  Apparel includes all clothing items for men, women and children and apparel accessories such as shoes, jewelry, perfumes and watches. Home products include linens, home furnishings, gifts, baby furniture and baby furnishings.

  Commitments and Contingencies

The Company is a defendant in a putative class action filed by a former employee on behalf of himself and certain current and former management-level employees at the Company's California stores. The plaintiff alleges that the Company violated a California state law by classifying these employees as "exempt" managerial/executive employees for purposes of the payment of overtime compensation and failing to pay them the overtime premium required for non-exempt employees. The lawsuit also claims that the Company failed to provide employees with meal and rest periods required under California law. In its complaint, the plaintiff sought certification as a class, damages and penalties in unspecified amounts, statutory damages, restitution, disgorgement, injunctive and declaratory relief, and costs of litigation, including attorney fees. After filing an answer denying the claims and asserting various affirmative defenses, the Company entered into an agreement with the plaintiffs on July 22, 2005 to settle this claim. The settlement is subject to court approval. The Company does not believe that this settlement, if approved by the court, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. The Company has established a reserve for the proposed settlement amount, as well as reserves relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amount of such reserves was $3.5 million and $0.5 million as of May 28, 2005 and May 29, 2004, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's consolidated financial statements; however, there can be no assurances to this effect.

Dividend Policy

On January 10, 2005 the Board of Directors of the Company declared a special cash dividend of fifty-six cents ($0.56) per share payable on February 21, 2005 to stockholders of record on January 20, 2005. The paid dividend amounted to $25.0 million. The Board of Directors of the Company declared an annual cash dividend of four cents ($0.04) per share on August 5, 2004, payable on December 15, 2004, to stockholders of record on November 22, 2004. The paid dividend amounted to $1.8 million. A cash dividend of three cents ($0.03) per share for fiscal 2004 was declared on August 14, 2003, and was paid on December 8, 2003, to stockholders of record on November 14, 2003. The paid dividend amounted to $1.3 million. Maintenance of the cash dividend policy or any change thereto in the future will be at the discretion of the Company's Board of Directors and will depend upon the financial condition, capital requirements and earnings of the Company as well as other factors which the Board of Directors may deem relevant. At present, the policy of the Board of Directors of the Company is to retain the majority of earnings to finance the growth and development of the Company's business. At May 28, 2005, the Company could not pay any additional dividends for fiscal 2005 due to the restrictive payment covenants in the Company's revolving line of credit agreement and note purchase agreement.

Market Price of the Registrant's Common Equity and Related Stockholder Matters

The Company's Common Stock is traded on the New York Stock Exchange and its trading symbol is "BCF." The following table provides the high and low closing prices on the New York Stock Exchange for each fiscal quarter for the period from May 31, 2003 to May 28, 2005 and for the two months ended July 31, 2005:
Period	Low Price	High Price
June 1, 2003 to August 30, 2003	$17.22	$20.87

August 31, 2003 to November 29, 2003	$18.70	$22.26

November 30, 2003 to February 28, 2004	$18.55	$21.68

February 29, 2004 to May 29, 2004	$17.52	$20.48

May 30, 2004 to August 28, 2004	$17.50	$19.59

August 29, 2004 to November 27, 2004	$19.21	$24.12

November 28, 2004 to February 26, 2005	$21.36	$28.00

February 27, 2005 to May 28, 2005	$26.37	$32.85

May 29, 2005 to July 30, 2005	$33.15	$43.74

As of July 31, 2005, there were 208 record holders of the Company's Common Stock. The number of record holders does not reflect that number of beneficial owners of the Company's Common Stock for whom shares are held by Cede & Co., certain brokerage firms and others.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
Schedule II - Valuation and Qualifying Accounts and Reserves
(All amounts in thousands)
	COL.A	COL.B	COL.C	COL.D	COL.E
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS	BALANCE ACCOUNTS WRITTEN OFF	AT END OF PERIOD

DESCRIPTION

Period Ended 5/28/05

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$5,108	$7,501	$ 0	$11,847	$ 762
Period Ended 5/29/04

ALLOWANCE FOR DOUBTFUL ACCOUNTS - ACCOUNTS RECEIVABLE	$4,655	$9,102	$ 0	$ 8,649	$5,108

	COL.A	COL.B	COL.C	COL.D	COL.E
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS (1)	DEDUCTIONS (2)	AT END OF PERIOD

DESCRIPTION

Period Ended 5/28/05

SALES RESERVE	$1,800	$ 0	$56,655	$56,455	$2,000

Period Ended 5/29/04

SALES RESERVE	$2,700	$ 0	$50,829	$51,729	$1,800
  Charged to merchandise sales.
  Actual returns and allowances.

	COL.A	COL.B	COL.C	COL.D	COL.E
	BALANCE AT BEGINNING OF PERIOD	CHARGED TO EXPENSE	CHARGED TO OTHER ACCOUNTS	PAYMENTS	AT END OF PERIOD

DESCRIPTION

Period Ended 5/28/05

INSURANCE RESERVE	$20,260	$15,464	$ 0	$11,531	$24,193

Period Ended 5/29/04

INSURANCE RESERVE	$12,597	$18,822	$ 0	$11,159	$20,260

[THIS PAGE INTENTIONALLY LEFT BLANK]

File No. 1-8739

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

EXHIBITS FILED WITH

FORM 10-K

FOR FISCAL YEAR ENDED

May 28, 2005

under

The Securities Exchange Act of 1934

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION

(Exact Name of Registrant as specified in its Charter)

INDEX TO EXHIBITS
3.	Exhibits

3.1	Articles of Incorporation, as amended	1/

3.2	By-laws	1/

10.1	Cohoes Fashions, Inc. Employees' 401(k) Savings Plan (as amended and restated effective January 1, 2001)	3/

10.2	1993 Stock Incentive Plan*	1/

10.3	1998 Stock Incentive Plan*	1/

10.4	2002 Stock Incentive Plan*	2/

10.5	Amended and Restated Revolving Credit Agreement dated as of February 1, 2003 between the Company and National City Bank	5/

10.6	Burlington Coat Factory Warehouse Corporation 401(k) Profit-Sharing Plan (as amended and restated effective January 1, 2001)	3/

10.7	Loan Agreement dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Burlington Coat Factory Ware- house of New Jersey, Inc.	3/

10.8	Indenture of Trust dated as of August 1, 1995 by and between New Jersey Economic Development Authority and Shawmut Bank Connecticut, National Association	3/

10.9	Letter of Credit Reimbursement Agreement dated as of July 15, 2002 between Burlington Coat Factory Warehouse of New Jersey, Inc. and National City Bank	2/

10.10	Burlington Coat Factory Warehouse Corporation Deferred Compensation Plan effective May 1, 2000*	4/

10.11	Note Purchase Agreement dated as of August 15, 2003 among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Warehouse of New Jersey, Inc. and the purchasers named therein.	6/

10.12	First Amendment to Amended and Restated Revolving Credit Agreement dated as of August 15, 2003 between the Company and National City Bank	1/

10.13	Description of Employment Arrangements between the Company and Mark A. Nesci, Executive Vice President- Chief Operating Officer*	7/

10.14	Description of Employment Arrangements between the Company and Paul C. Tang, Executive Vice President, General Counsel and Secretary*	7/

10.15	Description of Employment Arrangements between the Company and Robert Grapski, Vice President - Real Estate*	7/

10.16	Description of Employment Arrangements between the Company and Steve Koster, Vice President and Senior Divisional Merchandise Manager*	7/

10.17	Compensation Arrangements for Non-Management Directors*	Filed Herewith

21	Subsidiaries of Registrant	Filed Herewith

23	Consent of Deloitte & Touche LLP, independent registered public accounting firm	Filed Herewith

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

(1)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended May 31, 2003. File No. 1-8739.
(2)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 1, 2002. File No. 1-8739.
(3)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 2, 2001. File No. 1-8739.
(4)	Incorporated by reference to Exhibits filed with the Company's Annual Report on Form 10-K for the year ended June 3, 2000. File No. 1-8739.
(5)	Incorporated by reference to Exhibits filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 1, 2003. File No. 1-8739.
(6)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed August 18, 2003. File No. 1-8739.
(7)	Incorporated by reference to Exhibits filed with the Company's Current Report on Form 8-K filed June 17, 2005. File No. 1-8739.
*	Executive Compensation Plan.

C:\sec\10k2005\form10k.6.doc