Form 10-Q
period 2005-08-27
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2005-10-06
CIK 718916

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 27, 2005

or
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

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such Reports) and (2) have been subject to such filing requirements for the past 90 days.

Yes X No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes X No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2005
-----------------------	-------------------------------
Common stock, par value $1	44,767,463

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)
	August 27, 2005	May 28, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 56,636	$ 47,953
Restricted Cash and Cash Equivalents	15,023	14,957
Investments	70,550	134,664
Accounts Receivable, Net	24,769	24,841
Merchandise Inventories	771,971	720,882
Deferred Tax Assets	31,714	22,187
Prepaid and Other Current Assets	18,845	18,891
Prepaid Income Tax	2,673	-

Total Current Assets	992,181	984,375

Property and Equipment (Net of Accumulated Depreciation)	621,558	621,773
Investments	27	27
Intangible Assets (Net of Accumulated Amortization)	47,834	48,785
Other Assets	1,866	1,754
Deferred Tax Assets	17,071	16,554

Total Assets	$1,680,537	$1,673,268

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 406,397	$ 390,891
Income Taxes Payable	-	5,708
Other Current Liabilities	193,542	179,346
Current Maturities of Long Term Debt	1,196	1,190

Total Current Liabilities	601,135	577,135

Long Term Debt	132,230	132,347
Other Liabilities	36,923	37,633

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,898	49,898
Capital in Excess of Par Value	24,776	24,776
Retained Earnings	894,269	910,176
Accumulated Other Comprehensive Income	4	4
Note Receivable from Stock Options Exercised	(38)	(41)
Treasury Stock at Cost	(58,660)	(58,660)

Total Stockholders' Equity	910,249	926,153

Total Liabilities and Stockholders' Equity	$1,680,537	$1,673,268

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)
	Three Months Ended
	August 27, 2005	August 28, 2004

REVENUES:
Net Sales	$ 650,848	$ 574,180
Other Revenue	7,324	6,379

	658,172	580,559
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	425,335	371,941
Selling and Administrative Expenses	234,514	215,538
Depreciation	22,628	21,345
Interest Expense	1,763	1,794
Other Income, Net	(119)	(752)
	684,121	609,866

Loss from Continuing Operations Before Income Tax Benefit	(25,949)	(29,307)
Income Tax Benefit	(10,042)	(11,890)

Loss from Continuing Operations	(15,907)	(17,417)
Loss from Discontinued Operations, Net of Tax Benefit	-	(1,264)
Net Loss	(15,907)	(18,681)
Net Unrealized Gain on Non-Current Marketable Securities, Net of Tax	-	1
Total Comprehensive Loss	($15,907)	($18,680)

Basic and Diluted Earnings Per Share:
Basic and Diluted Loss Per Share from Continuing Operations	($0.36)	($0.39)
Basic and Diluted Loss Per Share from Discontinued Operations	-	($0.03)
Basic and Diluted Loss Per Share	($0.36)	($0.42)
Basic and Diluted Weighted Average Shares Outstanding	44,772,805	44,635,847
Dividends Per Share	-	$ 0.04

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(All amounts in thousands)
	Three Months Ended
	August 27, 2005	August 28, 2004

OPERATING ACTIVITIES
Net Loss	($15,907)	($18,681)
Loss from Discontinued Operations, Net of Tax	-	1,264
Loss from Continuing Operations	(15,907)	(17,417)
Adjustments to Reconcile Net Loss from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation	22,628	21,345
Provision for Losses on Accounts Receivable	842	1,611
Provision for Deferred Income Taxes	(10,044)	(12,038)
Loss on Disposition of Fixed Assets and Leasehold Purchases	1,471	374
Non-Cash Rent Expense and Other	71	215
Changes in Operating Assets and Liabilities:
Investments	64,114	120,266
Accounts Receivable	(767)	(2,401)
Merchandise Inventories	(51,089)	(105,226)
Prepaids and Other Current Assets	(2,608)	(1,019)
Accounts Payable	15,506	53,646
Accrued and Other Current Liabilities	9,437	(15,760)

Net Cash Provided by Continuing Operations	33,654	43,596
Net Cash Used in Discontinued Operations	-	(1,157)

Net Cash Provided by Operating Activities	33,654	42,439

INVESTING ACTIVITIES
Acquisition of Property and Equipment	(25,488)	(26,709)
Change in Restricted Cash and Cash Equivalents	(66)	(1,083)
Proceeds from Sale of Fixed Assets and Leaseholds	652	-
Payments of Notes Receivable	(16)	-
Receipts Against Long Term Notes Receivable	-	26
Minority Interest	58	(21)

Net Cash Used in Investing Activities from Continuing Operations	(24,860)	(27,787)
Net Cash Used in Investing Activities from Discontinued Operations	-	(9)

Net Cash Used in Investing Activities	(24,860)	(27,796)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(111)	(81)
Issuance of Common Stock Upon Exercise of Stock Options	-	39

Net Cash Used in Financing Activities from Continuing Operations	(111)	(42)

Increase in Cash and Cash Equivalents	8,683	14,601
Cash and Cash Equivalents at Beginning of Period	47,953	29,817
Cash and Cash Equivalents at End of Period	$ 56,636	$ 44,418

Interest Paid:	$ 564	$ 594
Income Taxes Paid:	$ 8,383	$ 17,867

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTH PERIODS ENDED AUGUST 27, 2005 AND AUGUST 28, 2004
(UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except two. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. These investments are consolidated, net of their minority interest. Previously, the Company had maintained a fifty percent interest in a third investment in a partnership in which it maintained managerial and financial control. During the third quarter of fiscal 2005, the partnership was dissolved and all assets were distributed to the partners. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 28, 2005 has been derived from the audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2005, filed with the Securities and Exchange Commission ("SEC") on August 26, 2005. Because the Company's business is seasonal in nature, the operating results for the three month period ended August 27, 2005 and the corresponding period ended August 28, 2004 are not necessarily indicative of results for the fiscal year.

2.   Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2005.

3.   Restricted cash and cash equivalents consist of $12.5 million pledged as collateral for certain insurance contracts and $2.5 million contractually restricted and related to the acquisition and maintenance of a building related to a store operated by the Company.

4.   Merchandise inventories as of August 27, 2005 and May 28, 2005 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses" and "Depreciation" in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $11.9 million and $10.6 million for the three month periods ended August 27, 2005 and August 28, 2004, respectively. Depreciation related to the warehousing and purchasing functions amounted to $2.2 million for each of the three month periods ended August 27, 2005 and August 28, 2004. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, historical analysis of product sales and current market conditions. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company's reserves against inventory were $13.3 million and $15.0 million as of August 27, 2005 and May 28, 2005, respectively.

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

   August 27, 2005

	Cost	Unrealized Gains	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Investments	$ 70,550	-	$ 70,550

Available-for-Sale Investments (Long Term):
Equity Investments	$ 23	$ 4	$ 27

   May 28, 2005
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Investments	$134,772	($ 108)	$134,664

Available-for-Sale Investments (Long Term):
Equity Investments	$ 23	$ 4	$ 27

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

7.    Other Income, Net consists of investment income, losses from disposition of fixed assets and other miscellaneous income items. Losses from disposition of fixed assets amounted to $1.5 million and $0.4 million for the three month periods ended August 27, 2005 and August 28, 2004, respectively. Losses from dispositions of fixed assets were offset in part by increases in investment income during the three month period ended August 27, 2005 compared with the three month period ended August 28, 2004. Interest income increased $0.8 million to $1.4 million for the three month period ended August 27, 2005 due primarily to higher interest rates during the first quarter of fiscal 2006 compared with the similar period of a year ago.

8.   As of August 27, 2005, the Company had a current deferred tax asset of $31.7 million and a non-current deferred tax asset of $17.1 million. As of May 28, 2005, the Company had a current deferred tax asset of $22.2 million and a non-current deferred tax asset of $16.6 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate. As of August 27, 2005 and May 28, 2005, valuation allowances amounted to $10.6 million and related primarily to state tax net operating losses. The Company believes it is unlikely that it will be able to utilize the benefit of these losses in the future. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, certain inventory related costs not currently deductible for tax purposes and tax loss carry forwards. Non-current deferred tax assets primarily reflected rent expense and pre-opening costs not currently deductible for tax purposes.

9.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term including option periods where the exercise of the option period can be reasonably assured, which approximates the leasehold's useful life. Amortization of intangibles is included in Selling and Administrative Expenses in the Company's Condensed Consolidated Statement of Operations. Intangible assets as of August 27, 2005 and May 28, 2005 are as follows (in thousands):
	August 27, 2005			May 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$63,245	$16,014	$47,231	$63,245	$15,087	$48,158
Other	1,042	439	603	1,042	415	627
	$64,287	$16,453	$47,834	$64,287	$15,502	$48,785

Amortization expense amounted to $1.0 million for each of the three month periods ended August 27, 2005 and August 28, 2004. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2007 - $3.9 million; fiscal 2008 - $3.9 million; fiscal 2009 - $3.8 million; fiscal 2010 - $3.7 million; and fiscal 2011 - $3.6 million. Amortization for the remainder of fiscal 2006 is expected to be approximately $2.9 million.

10.  Other assets consist primarily of notes receivable and the net accumulation of excess rent income, accounted for on a straight line basis, over actual rental income receipts.

11.  Other current liabilities primarily consist of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs, accrued operating expenses, layaway deposits, payroll taxes payable, current portion of deferred rents and other miscellaneous items.

12.  Other liabilities primarily consist of deferred lease incentives, the net accumulation of excess straight line rent expense over actual rental expenditures, and minority interest in investments. Deferred lease incentives are funds received from landlords used primarily to offset the costs of store remodelings. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Minority interest in the two consolidated investments, which are not wholly owned by the Company, amounted to $0.8 million and $0.7 million at August 27, 2005 and May 28, 2005, respectively.

13.  In May 2003, the Company established a reserve of $0.4 million covering lease obligations of closed stores extending beyond May 31, 2003. Of these costs, $0.1 million were paid during fiscal 2004 and $0.2 million were paid during fiscal 2005. During the three month period ended August 27, 2005, $0.1 million of payments were applied against this reserve. During fiscal 2004, the Company established a reserve of $1.5 million covering lease obligations of closed stores to be incurred subsequent to the closing of these stores. After these stores were closed and the reserve was established, $0.4 million of the costs were paid during fiscal 2004. During fiscal 2005, $0.6 million of these costs were paid. Payments applied against this reserve during the first quarter of fiscal 2006 amounted to less than $0.1 million. At August 27, 2005, the reserve amounted to $0.5 million. As of the close of fiscal 2005, the Company had established a reserve of $0.3 million covering lease obligations of closed stores existing beyond May 28, 2005. During the three months ended August 27, 2005, $0.3 million of payments were applied against this reserve. During the three months ended August 27, 2005, a reserve of $0.6 million was established covering future lease obligations of closed stores. The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs associated with these closings.

14.  Long-term debt consists of (in thousands):

	August 27, 2005	May 28, 2005

Senior Notes, 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010	$36,000	$36,000
Senior Notes, 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013	64,000	64,000
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	5,735	5,735
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,283	1,333
Capital Lease Obligations	26,408	26,469
Subtotal	133,426	133,537
Less Current Portion	(1,196)	(1,190)
Long-Term Debt	$132,230	$132,347

15.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the three month period ended August 27, 2005 and the three month period ended August 28, 2004, comprehensive loss consisted of net loss and net unrealized gains on available-for-sale investments.

16.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):
	Three Months Ended
	August 27,	August 28,
	2005	2004
Apparel	$501,457	$433,708
Home Products	149,391	140,472
	$650,848	$574,180

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

17.  Other Revenue consists of rental income received from leased departments, subleased rental income, layaway and alteration service charges and other miscellaneous items. Layaway and alteration service fees amounted to $2.2 million and $2.1 million for the three month periods ended August 27, 2005 and August 28, 2004, respectively. Rental income from leased departments amounted to $2.2 million and $2.0 million for the three month periods ended August 27, 2005 and August 28, 2004, respectively. Subleased rental income and other miscellaneous revenue items amounted to $2.9 million and $2.3 million for the three month periods ended August 27, 2005 and August 28, 2004, respectively.

18.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.2 million for each of three month periods ended August 27, 2005 and August 28, 2004.

19.  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $1.1 million and $0.6 million relating to these costs during the three month periods ended August 27, 2005 and August 28, 2004, respectively.

20.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company issued options to purchase 161,300 shares of common stock during fiscal 2005. The Company did not issue, and there was no compensation expense related to, the issuance of any stock options during the three month period ended August 28, 2004. The Company did not issue stock options during the first quarter of fiscal 2006. The following table illustrates the effect on net loss and net loss per share for the period ended August 27, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):
	Three Months Ended August 27, 2005
Net loss as reported	($15,907)	-
Expense under fair value method, net of		-
tax effect	(202)
Pro forma net loss	($16,109)	-
Loss per share: Basic and Diluted as reported	($0.36)	-
Basic and Diluted - pro forma	($0.36)	-

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 2005:
Number of Shares	87,700	73,600
Risk-free interest rate	4.10%	4.10%
Expected volatility	37.65%	38.00%
Expected life	5.5 years	5.5 years
Contractual life	10 years	10 years
Expected dividend yield	0.20%	0.20%
Fair value of options granted	$6.79	$9.85

21.  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. The Company incurred impairment charges of $0.4 million during the three month period ended August 27, 2005. There were no impairment charges reported for the three month period ended August 28, 2004.

22.  The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. Only those stores permanently closed, where sales by another store will not absorb a significant amount of the closed store's sales, are included in the Company's calculation of discontinued operations. In accordance with SFAS No. 144, the Company's discontinued operations for the three month period ended August 28, 2004 reflect the operating results for the three stores and one investment closed during fiscal 2005. There were no discontinued operations due to store closings during the three month period ended August 27, 2005.
	Three Months Ended (All amounts in thousands)
	August 27, 2005	August 28, 2004
Revenues	-	$ 2,692
Gross Margin	-	545
Selling and Administrative Expenses	-	1,818
Depreciation	-	107
Loss from Discontinued Operations Before Income Tax Benefit	-	(1,368)
Loss from Discontinued Operations, Net of Tax	-	($1,264)

23.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the three month periods ended August 27, 2005 and August 28, 2004 were $13.0 million and $10.8 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were $0.1 million and less than $0.1 million for the three month periods ended August 27, 2005 and August 28, 2004, respectively.

24.  Basic and diluted net loss per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and diluted loss per share from continuing operations are as follows (in thousands):
	Three Months Ended August 27, 2005			Three Months Ended August 28, 2004
	Loss	Shares	Per Share	Loss	Shares	Per Share
Basic and Diluted Loss Per Share:
Loss from Continuing Operations	($15,907)	44,773	($0.36)	($17,417)	44,636	($0.39)

SFAS No. 128, Earnings Per Share, requires that no potential common shares be included in the computation of any diluted per-share amount when a loss from continuing operations exists. As a result, options to purchase 510,820 shares of common stock, which were outstanding during the first quarter of fiscal 2006, were not included in the computation of weighted average shares outstanding, and 442,320 shares of common stock, which were outstanding during the first quarter of fiscal 2005, were not included in the computation of weighted average shares outstanding.

25.  The Company calculates rent expense on a straight line basis over the lesser of the lease term or the economic life of the leased premises, taking into consideration step rents, rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

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

29.  a.   In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF Issue No. 03-01 to investments in securities that are impaired. The Company does not believe that the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

b.  In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 "Inventory Pricing". The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 151 in the Company's second quarter of fiscal 2006. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.

c.  In December 2004, the FASB issued SFAS No. 123(R), Share Based Payment. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in its 2007 fiscal year. The statement requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the effect that adoption of this standard will have on its consolidated financial position, results of operations or cash flows.

d.  In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company's consolidated financial condition, results of operations or cash flows.

e.  In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company does not believe that the adoption of FIN 47 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

f.  In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

30.  There have been no material changes from the disclosures made regarding commitments and contingencies in the Company's Annual Report on Form 10-K for the year ended May 28, 2005 filed with the Securities and Exchange Commission on August 26, 2005.
31.  On October 3, 2005, the Company gave notice to the holders of $100 million of the Company's senior notes of its intention to prepay the notes in full on November 2, 2005. Pursuant to the terms of the notes, the Company is required to give at least thirty days prior written notice to the noteholders in order to voluntarily prepay the notes. The senior notes provide for a prepayment premium that is based on yields reported as of the second business day prior to the payoff date for actively traded U.S. treasury notes with maturities corresponding to the remaining average life of the senior notes (3.1 years and 5.1 years). Under the current interest rate environment, the Company would not incur a prepayment penalty. However, if the U.S. treasury rate decreases prior to the payoff date, the Company may incur a prepayment penalty. Based on historical treasury rates and current trends, the Company does not expect that a prepayment penalty, if any, would have a material effect on the Company's consolidated financial position, results of operations and cash flows. The Company expects to use existing unrestricted cash generated from operating activities, as well as cash from the sale of short-term investments, to pay off the senior notes. The Company does not anticipate borrowing any amounts in order to pay off the senior notes. The Company expects that the prepayment of the senior notes will result in a charge to earnings of approximately $0.5 million in deferred debt charges during the second quarter of fiscal 2006.
32. As a result of the effects of Hurricane Katrina on August 29, 2005, two of the Company's stores in Louisiana were damaged and remain closed. All merchandise inventory in these stores, totaling $9.1 million at retail and approximately $4.8 million at cost, were destroyed and will be written off. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory. The Company also lost all of its long lived assets at these two stores which had a net book value of approximately $2.5 million. These assets will be disposed of, and written down to $0. The Company believes it is insured at replacement cost for these assets.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Burlington Coat Factory's management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 26, 2005. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled "Safe Harbor Statement."

Overview

     Burlington Coat Factory experienced an increase in sales in the first quarter of fiscal 2006. Net sales from continuing operations for the first quarter of fiscal 2006 ended August 27, 2005 were $650.8 million compared with $574.2 million for the comparative period ended August 28, 2004, a 13.4% increase. These results reflect a 8.9% comparative store sales increase over the comparative period in the prior year. Comparative store sales increased 13.2% in June, increased 7.5% in July and increased 5.6% in August compared with the same periods of last year. Gross margin percentage decreased during the three month period ended August 27, 2005 compared with the three month period ended August 28, 2004 due to slightly lower initial margins and higher markdowns taken during the three month period ended August 27, 2005.

     During the first quarter of fiscal 2006, the Company relocated three Burlington Coat Factory stores to new locations within their existing trading markets. As of August 27, 2005, the Company operates 362 stores under the names "Burlington Coat Factory Warehouse" (336 stores), "Cohoes Fashions"(7 stores), "Luxury Linens" (2 stores), "MJM Designer Shoes" (15 stores), and "Super Baby Depot" (2 stores). The Company plans to open eight Burlington Coat Factory stores and four MJM Designer Shoes stores during fiscal 2006. Six relocations and nine remodels of existing Burlington Coat Factory stores are planned for the remainder of fiscal 2006.

Key Performance Measures

     Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net operating margin and liquidity.

     Comparative store sales are a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company experienced an increase in comparative store sales of 8.9% in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005.

     Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. The inventory turnover rate in the first fiscal quarter of fiscal 2006 and the first quarter of fiscal 2005 was 2.0. Inventory turnover for the first fiscal quarter is typically below the Company's turnover rate for the fiscal year.* This is due to higher inventory levels during the first fiscal quarter as the Company builds inventory for the fall selling season.

     Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. To assist with inventory management, the Company is currently in the process of implementing a third party markdown optimization software system throughout its stores. Management believes that the system will improve the Company's ability to monitor the performance of merchandise on a regional basis in order to clear underperforming merchandise earlier in the season, purchase newer or more in-demand items more quickly and manage pricing decisions.* The initial implementation of the system is limited to ladies' and girls' sportswear for the 2005 fall season. At August 27, 2005, inventory was $772.0 million versus $727.8 million at August 28, 2004. This increase in inventory is due primarily to the increase in the number of stores operating in the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005.

     Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the three month period ended August 27, 2005, the Company experienced a decrease in gross margin to 34.6% from 35.2% for the three month period ended August 28, 2004. This decrease is due primarily to increases in markdowns, decreases in initial markons, and increased freight charges in the current year's three month period compared with the similar period of last year.

     Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the Cost of Sales and operating expenses (Selling and Administrative Expenses and Depreciation). Historically, the Company's first fiscal quarter is a loss quarter. The negative margin for the three month period ended August 27, 2005 and the three month period ended August 28, 2004 was $24.3 million and $28.3 million, respectively.

     Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced an increase in cash flow from the sale of short term investments. In addition, the Company experienced a decrease in cash outflow from investing activities during the current year's first quarter compared with last year's first quarter. This was primarily due to a decrease in the acquisition of property and equipment of $1.2 million. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets, excluding assets from discontinued operations, minus current liabilities. Working capital at August 27, 2005 was $391.0 million compared with $302.4 million at August 28, 2004. This increase in working capital resulted from decreases in investments and from increases in inventory relative to accounts payable.

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

Critical Accounting Policies and Estimates

     The Company's condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue returns, bad debts, inventories, income taxes, financing operations, asset impairment, retirement benefits, risk participation agreements, vendor promotional allowances, reserves for closed store and contingencies and litigation. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.*

     The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the condensed consolidated financial statements:

Inventory. The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances. The Company's markdown allowance amounted to $13.3 million and $15.0 million as of August 27, 2005 and May 28, 2005, respectively (see note 4 in the notes to the condensed consolidated financial statements). If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

Insurance. The Company has risk participation agreements with insurance carriers with respect to workers' compensation and liability insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in the Company's costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker's compensation claims by employees or liability claims will result in a corresponding increase in the Company's costs related to these claims. Insurance reserves amounted to $25.0 million and $24.2 million at August 27, 2005 and May 28, 2005, respectively.

Reserves for Revenue Returns. The Company records reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required. Sales reserves amounted to $2.0 million at August 27, 2005 and May 28, 2005.

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

Allowance for Doubtful Accounts. The Company maintains allowances for bad checks, miscellaneous receivables and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for current conditions. Allowances for doubtful accounts amounted to $0.8 million at August 27, 2005 and May 28, 2005.

Recent Accounting Pronouncements

In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In September 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position 03-1-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF Issue No. 03-01 to investments in securities that are impaired. The Company does not believe that the adoption of EITF Issue No. 03-01 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.*

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 "Inventory Pricing". The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal periods beginning after June 15, 2005. The Company will adopt SFAS No. 151 in the Company's second quarter of fiscal 2006. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.*

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in its 2007 fiscal year.* The statement requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the effect that adoption of this standard will have on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have any impact on the Company's current consolidated financial condition, results of operations or cash flows.*

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company does not believe that the adoption of FIN 47 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.*

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt the provisions of SFAS No. 154 as applicable beginning in fiscal 2007. The Company does not believe that the adoption of SFAS No. 154 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.*

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

Results of Operations

     The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three month periods ended August 27, 2005 and August 28, 2004.
	Percentage of Net Sales
	Three Months Ended (unaudited)
	August 27,	August 28,
	2005	2004

Net Sales	100.0%	100.0%

Cost of Sales	65.4	64.8
Selling & Administrative Expenses	36.0	37.5

Depreciation	3.5	3.7

Interest Expense	0.3	0.3

Other Income, Net	-	0.1

Other Revenue	1.2	1.1

Loss from Continuing Operations before Income Taxes	(4.0)	(5.1)

Income Tax Benefit	1.5	2.1

Net Loss from Continuing Operations	(2.4%)	(3.0%)

Three Months Ended August 27, 2005 and August 28, 2004

Sales

     Consolidated net sales increased $76.7 million (13.4%) for the three month period ended August 27, 2005 compared with the similar period of last year. Comparative stores sales increased 8.9% for the first quarter of fiscal 2005.

     Beginning in fiscal 2004, the Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the three month period ended August 27, 2005 with the results of operations for the three month period ended August 28, 2004.

     Three relocated Burlington Coat Factory department stores opened during the first quarter of fiscal 2006 contributed $3.1 million to net sales for the first quarter of fiscal 2006. Stores opened during fiscal 2005 contributed $14.9 million to this year's net sales in their non-comparative periods.

    The Cohoes Fashions stores contributed $9.7 million to consolidated sales for the three month period ended August 27, 2005 compared with $7.9 million for the three month period ended August 28, 2004. This increase is due to comparative store sales increases of 4.0% during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 and to the sales of two new Cohoes Fashions stores opened during fiscal 2005 after the first quarter of fiscal 2005.

     The MJM Designer Shoes stores contributed $10.5 million to sales for the three month period ended August 27, 2005 compared with $6.8 million for the similar period of last year. This increase is due to comparative store sales increases of 14.7 % during the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 and to the sales of four new MJM Designer Shoes stores opened during fiscal 2005 after the first quarter of fiscal 2005.

Other Revenue

     Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway and alteration service charges and miscellaneous revenue items) increased to $7.3 million for the three month period ended August 27, 2005 compared with $6.4 million for the similar period of last year. This increase is primarily related to increases in rental income and service charges.

Cost of Sales

     Cost of sales increased $53.4 million (14.4%) for the three month period ended August 27, 2005 compared with the three month period ended August 28, 2004. The dollar increase in cost of sales was due to the increase in net sales during the three month period ended August 27, 2005 compared with the three month period ended August 28, 2004 and to increased markdown costs in the three month period ended August 27, 2005. Cost of sales as a percentage of net sales increased from 64.8% in the fiscal 2005 three month period to 65.4% in the fiscal 2006 three month period. The increase in cost of sales, as a percentage of net sales, for the fiscal 2006 period compared with the fiscal 2005 period was primarily the result of increases in markdown related expenses, slightly lower initial margins and increased freight charges. The Company's freight charges will increase if fuel costs continue to rise.* This may have an adverse impact on the Company's cost of sales and gross margin to the extent that the Company does not pass the increased costs on to its customers.* The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses and Depreciation line items in the Condensed Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

Selling and Administrative Expenses

     Selling and Administrative Expenses, including amortization of leasehold purchases, increased $19.0 million (8.8%) from the fiscal 2005 three month period to the fiscal 2006 three month period. The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during the first quarter of fiscal 2006 as compared with the first quarter of fiscal 2005. As a percentage of Net Sales, Selling and Administrative Expenses were 36.0% for the three month period ended August 27, 2005 compared with 37.5% for the three month period ended August 28, 2004. As a percentage of net sales, payroll related costs declined 1.4% for the first quarter of fiscal 2006 compared with the first quarter of fiscal 2005 as a result of increased comparative store sales. During fiscal 2006, fiscal 2005 and fiscal 2004, the Company established reserves of $0.6 million, $0.3 million and $1.5 million, respectively, for future lease obligations relating to stores closed during these periods, of which $0.4 million was paid during the first quarter of fiscal 2006.

Depreciation

     Depreciation expense amounted to $22.6 million in the three month period ended August 27, 2005 compared with $21.3 million in the three period month ended August 28, 2004. This increase of $1.3 million is attributable primarily to capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years.

Interest Expense

     Interest expense was $1.8 million for each of the three month periods ended August 27, 2005 and August 28, 2004.

Other Income, Net

     Other Income, Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) decreased $0.6 million to $0.1 million for the three month period ended August 27, 2005 compared with the similar period of last year. The decrease is due primarily to higher losses on disposals of fixed assets and decreases in miscellaneous items in the three month period ended August 27, 2005 compared with the similar period of last year. During the three month period ended August 27, 2005, the Company sold one of its properties. The sale resulted in a loss on disposition of $0.3 million. Other losses on disposition of fixed assets resulted from the write off of remaining book values of fixed assets of closed stores. Increases in interest income partially offset losses on disposition of assets. Higher interest rates during the three month period ended August 27, 2005 compared to the similar period of last year generated the interest income gains.

Income Tax

     Income tax benefit was $10.0 million for the three month period ended August 27, 2005 and $11.9 million for the similar fiscal period of last year. The effective tax rate for the first quarter of fiscal 2005 was 40.6% compared with 38.7% in the first quarter of fiscal 2006.

Loss from Continuing Operations

     Loss from continuing operations amounted to $15.9 million for the three month period ended August 27, 2005 compared with $17.4 million for the comparative period of last year. Basic and diluted loss per share from continuing operations was $0.36 per share for the first quarter of fiscal 2006 compared with basic and diluted loss per share from continuing operations of $0.39 per share for the similar period of fiscal 2005.

Discontinued Operations

     There were no discontinued operations recorded in the first quarter of fiscal 2006. During fiscal 2005, three stores and one partnership investment were discontinued. During the three month period ended August 28, 2004, net sales and gross margin for these discontinued operations amounted to $2.7 million and $0.5 million, respectively. Loss from discontinued operations amounted to $1.3 million during the first quarter of fiscal 2005. Loss per share from discontinued operations for the three month period ended August 28, 2004 was $0.03 per share.

Net Loss

     Net loss decreased $2.8 million to $15.9 million for the fiscal 2006 period from $18.7 million for the comparative 2005 period.

Subsequent Transactions

As a result of the effects of Hurricane Katrina on August 29, 2005, two of the Company's stores in Louisiana were damaged and remain closed. All merchandise inventory in these stores, totaling $9.1 million at retail and approximately $4.8 million at cost, were destroyed and will be written off. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory.* The Company also lost all of its long lived assets at these two stores which had a net book value of approximately $2.5 million. These assets will be disposed of, and written down to $0. The Company believes it is insured at replacement cost for these assets.*

On October 3, 2005, the Company gave notice to the holders of $100 million of the Company's senior notes of its intention to prepay the notes in full on November 2, 2005. The Company decided to prepay the notes because it does not project working capital requirements within the foreseeable future that necessitate maintaining the senior notes.* The notes had been issued pursuant to the Note Purchase Agreement dated as of August 15, 2003 among the Company, the Company's wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., and a group of institutional investors. Pursuant to the terms of the Note Purchase Agreement, the Company is required to give at least thirty days prior written notice to the noteholders in order to voluntarily prepay the notes. The Note Purchase Agreement provides for a prepayment premium that is based on the yields reported as of the second business day prior to the payoff date for actively traded U.S. treasury notes with maturities corresponding to the remaining average life of the senior notes (3.1 years and 5.1 years). Under the current interest rate environment, the Company would not incur a prepayment penalty. However, if the U.S. treasury rate decreases prior to the payoff date, the Company may incur a prepayment penalty.* Based on historical treasury rates and current trends, the Company does not expect that a prepayment penalty, if any, would have a material effect on the Company's consolidated financial position, results of operations and cash flows.* The Company expects to use existing unrestricted cash generated from operating activities, as well as cash from the sale of short-term investments, to pay off the senior notes.* The Company does not anticipate borrowing any amounts in order to pay off the senior notes.* The Company expects that the prepayment of the senior notes will result in a charge to earnings of approximately $0.5 million in deferred debt charges during the second quarter of fiscal 2006*.

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

Liquidity and Capital Resources

Overview

     The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities, combined with the sale of senior notes, short-term borrowings and utilizing available lines of credit.

Operational Growth

     During the first quarter of fiscal 2006, the Company relocated three Burlington Coat Factory Warehouse department stores to new locations within their trading areas. As of August 27, 2005, the Company operates 362 stores under the names "Burlington Coat Factory Warehouse" (336 stores), "Cohoes Fashions"(7 stores), "Luxury Linens" (2 stores), "MJM Designer Shoes" (15 stores), and "Super Baby Depot" (2 stores). The Company estimates spending approximately $87.0 million in capital expenditures during fiscal 2006 including $59.1 million for store expenditures, $20.3 million for upgrades of warehouse facilities and $7.6 million for computer and other equipment expenditures.* For the first three months of fiscal 2006, capital expenditures amounted to approximately $24.5 million.

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

     From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2005 and the first quarter of fiscal 2006, the Company did not repurchase any shares of its stock. During fiscal 2005, the Company reissued 47,474 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of August 27, 2005, the Company had authority to purchase an additional $10.0 million of its stock.

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

Working Capital

     Working capital decreased to $391.0 million at August 27, 2005 from $407.2 million at May 28, 2005. This decrease is due primarily to the Company's purchase of property and equipment for new stores.

Net Cash Provided by Continuing Operations

     Net cash provided by continuing operations of $33.7 million for the first quarter of fiscal 2006 decreased by $9.9 million from $43.6 million of net cash provided by continuing operations for the similar period of fiscal 2005. This decrease in net cash from continuing operations was due primarily to a decrease in cash provided by investments in the current fiscal year's first quarter compared with the first quarter of the prior fiscal year. Offsetting these decreases in part were a smaller increase in merchandise inventory, a smaller net loss from continuing operations and a decrease in cash provided by accounts payable.

Dividends

     The Company did not declare any dividends during the first three months of fiscal 2006.

Long-Term Borrowings and Capital Lease Obligations

     The Company's long-term borrowings at August 27, 2005 consisted of $100 million of Senior Notes issued to institutional investors in a private placement, an industrial development refunding bond of $5.7 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.3 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.4 million.

Senior Notes. On August 15, 2003, the Company and its wholly-owned subsidiary, Burlington Coat Factory Warehouse of New Jersey, Inc., entered into a Note Purchase Agreement with a group of institutional investors for the sale of an aggregate of $100 million of Senior Notes. The Notes were issued on September 30, 2003 in two tranches. The Series A Notes aggregated $36 million at an interest rate of 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010. The Series B Notes aggregated $64 million at an interest rate of 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013. The Company used the proceeds from the sale of the Notes for general corporate purposes and the build-out of additional stores, including associated real estate acquisitions. The Company intends to pay the Notes in full on November 2, 2005.*

Refunding Bonds. The Refunding Bonds consist of term bonds. The term bonds consist of two portions, $0.7 million maturing on September 1, 2005 and $5.0 million maturing on September 1, 2010. The term bonds bear interest at the rates of 5.6% for the portion maturing on September 1, 2005 and 6.125% per annum for the portion maturing on September 1, 2010. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.1% and 2.8 years, respectively. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $5.9 million.

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

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms at inception for these locations extended over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At August 27, 2005, capital lease obligations amounted to $26.4 million. During the first quarter of fiscal 2006, $0.6 million of lease payments were applied to interest and $0.1 million were applied against capital lease obligations.

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

Lines of Credit

     As of August 27, 2005 and August 28, 2004, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (6.5% at August 27, 2005). The Company had letter of credit commitments outstanding against the committed line of credit of $39.0 million at August 27, 2005 and $35.5 million at August 28, 2004. For the three month periods ended August 27, 2005 and August 28, 2004 and for the 2005 fiscal year, the Company had no borrowing under these lines of credit.

Letters of Credit

     The Company also had letter of credit agreements with a bank in the amount of $2.0 million and $2.2 million guaranteeing performance under various leases, insurance contracts and utility agreements at August 27, 2005 and August 28, 2004, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

     As of August 27, 2005, the Company had no material off-balance sheet arrangements. The Company's contractual obligations and commitments, which consist of debt, capital and operating leases, open purchase orders, outstanding letters of credit and other miscellaneous commitments, have not changed materially from the amounts disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2005 filed with the Securities and Exchange Commission on August 26, 2005.

Liquidity and Capital Resources Summary

     The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit and term loan agreement as well as uncommitted lines of credit.* To the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings. *

Safe Harbor Statement

Statements made in this report that are forward-looking (within the meaning of the Private Securities Litigation Reform Act of 1995) are not historical facts and involve a number of risks and uncertainties. Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, the Company's ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on the Company's consolidated financial position, results of operations and cash flows. Among the factors that could cause actual results to differ materially are the following: general economic conditions; consumer demand; consumer preferences; weather patterns; competitive factors, including pricing and promotional activities of major competitors; the availability of desirable store locations on suitable terms; the availability, selection and purchasing of attractive merchandise on favorable terms; import risks; the Company's ability to control costs and expenses; unforeseen computer related problems; any unforeseen material loss or casualty; the effect of inflation; and other factors that may be described in the Company's filings with the Securities and Exchange Commission. The Company does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied will not be realized.

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

Item 3.   Quantitative and Qualitative Market Risk Disclosures.

     The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At August 27, 2005, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at August 27, 2005:

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at August 27, 2005 (unaudited) (dollar amounts in thousands):
Fiscal Year	Fixed Rate Debt	Average Interest Rate
2006	$ 1,078	5.3%
2007	8,488	4.3%
2008	17,740	4.5%
2009	17,861	4.5%
2010	18,056	4.6%
2011	18,271	4.6%
Thereafter	51,932	6.5%
Total	$133,426	5.3%
Fair Value at August 27, 2005	$135,612

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in Lewis v. Burlington Coat Factory Warehouse Corporation, a putative class action filed on November 10, 2004 in the Superior Court of California for the County of Alameda. The plaintiff, a former employee, filed this putative class action on behalf of himself and certain current and former management-level employees at the Company's California stores. The plaintiff alleges that the Company violated a California state law by classifying these employees as "exempt" managerial/executive employees for purposes of the payment of overtime compensation and failing to pay them the overtime premium required for non-exempt employees. The lawsuit also claims that the Company failed to provide employees with meal and rest periods required under California law. In his complaint, the plaintiff sought certification as a class, damages and penalties in unspecified amounts, statutory damages, restitution, disgorgement, injunctive and declaratory relief, and costs of litigation, including attorney fees. The Company filed an answer denying the claims and asserting various affirmative defenses on December 22, 2004. On July 22, 2005, the Company entered into an agreement with the plaintiffs to settle this claim. The settlement is subject to court approval. The Company does not believe that this settlement, if approved by the court, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.*

Item 2.   Changes in Securities. Use of Proceeds and Issuer Purchases of Equity Securities.

     The Company did not repurchase any shares of its stock during the three month period ended August 27, 2005. As of August 27, 2005, the Company had authority to purchase an additional $10.0 million of its stock.

     The following table summarizes the Company's common stock repurchase activity for the three month period ended August 27, 2005 and the approximate value of shares of common stock that may yet be repurchased.
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Value of Shares that May Yet be Purchased Under Publicly Announced Program

May 29, 2005 to June 30, 2005	-0-	N/A	-0-	$0

July 1, 2005 to July 31, 2005	-0-	N/A	-0-	$0

August 1, 2005 to August 27, 2005	-0-	N/A	-0-	$0

Total	-0-	N/A	-0-

*Forward Looking Statement. See Safe Harbor Statement on Page 29.

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

b. The Company filed two reports on Form 8-K during the period ended August 27, 2005. The first was filed on June 17, 2005 and reported under Item 1.01 compensation levels of, and employment arrangements with, certain executive officers of the Company. The second was filed on June 27, 2005 and reported under Item 8.01 that the Company is exploring possible strategic alternatives to enhance stockholder value, and that Goldman Sachs & Co. has been retained as financial advisor to assist the Company in this process.

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

Date: October 6, 2005