Form 10-Q
period 2005-11-26
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2006-01-05
CIK 718916

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2005

or
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

Class	Outstanding at December 26, 2005
--------------------------	------------------------------
Common stock, par value $1	44,769,163

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	November 26, 2005	May 28, 2005

ASSETS

Current Assets:
Cash and Cash Equivalents	$ 124,323	$ 47,953
Restricted Cash and Cash Equivalents	14,852	14,957
Investments	81,075	134,664
Accounts Receivable, Net	45,739	24,841
Merchandise Inventories	900,372	720,882
Deferred Tax Assets	22,603	22,187
Prepaid and Other Current Assets	24,041	18,891

Total Current Assets	1,213,005	984,375

Property and Equipment (Net of Accumulated Depreciation)	612,311	621,773
Investments	25	27
Intangible Assets (Net of Accumulated Amortization)	47,478	48,785
Deferred Tax Assets	17,863	16,554
Other Assets	1,963	1,754

Total Assets	$1,892,645	$1,673,268

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 645,474	$ 390,891
Income Taxes Payable	9,971	5,708
Other Current Liabilities	211,204	179,346
Current Maturities of Long Term Debt	1,276	1,190

Total Current Liabilities	867,925	577,135

Long Term Debt	31,301	132,347
Other Liabilities	39,538	37,633

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,899	49,898
Capital in Excess of Par Value	24,819	24,776
Retained Earnings	937,851	910,176
Accumulated Other Comprehensive Income	3	4
Note Receivable from Stock Options Exercised	(31)	(41)
Treasury Stock at Cost	(58,660)	(58,660)

Total Stockholders' Equity	953,881	926,153

Total Liabilities and Stockholders' Equity	$1,892,645	$1,673,268

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(All amounts in thousands, except share data)

	Six Months Ended		Three Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004

REVENUES:
Net Sales	$1,596,257	$1,446,205	$ 945,409	$ 872,025
Other Revenue	15,841	14,320	8,517	7,941

	1,612,098	1,460,525	953,926	879,966
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation)	1,014,056	912,128	588,721	540,187
Selling and Administrative Expenses	499,251	467,498	264,737	251,960
Depreciation	45,063	44,171	22,435	22,826
Interest Expense	3,168	3,572	1,405	1,778
Other (Income) Loss, Net	2,492	(5,595)	2,611	(4,843)
	1,564,030	1,421,774	879,909	811,908

Income From Continuing Operations Before Provision for Income Taxes	48,068	38,751	74,017	68,058
Provision for Income Taxes	18,602	14,695	28,644	26,585

Income from Continuing Operations	29,466	24,056	45,373	41,473
Income (Loss) from Discontinued Operations, Net of Tax Benefit	-	(1,042)	-	222
Net Income	29,466	23,014	45,373	41,695

Net Unrealized Gain (Loss) on Non-Marketable Securities, Net of Tax	(2)	1	(2)	-

Total Comprehensive Income	$ 29,464	$ 23,015	$ 45,371	$ 41,695

Basic and Diluted Earnings Per
Share:
Basic Income Per Share from Continuing Operations	$ 0.66	$ 0.54	$ 1.01	$ 0.93
Basic Loss Per Share from Discontinued Operations	-	(0.02)	-	-
Basic Net Income Per Share	$ 0.66	$ 0.52	$ 1.01	$ 0.93

Diluted Income Per Share from Continuing Operations	$ 0.66	$ 0.54	$ 1.01	$ 0.93
Diluted Loss Per Share from Discontinued Operations	-	(0.02)	-	-
Diluted Net Income Per Share	$ 0.66	$ 0.52	$ 1.01	$ 0.93

Basic Weighted Average Shares Outstanding	44,773,108	44,640,819	44,773,412	44,645,790

Diluted Weighted Average Shares Outstanding	44,952,741	44,731,072	44,950,161	44,752,652

Dividends Per Share	$ 0.04	$ 0.04	$ 0.04	$ -

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(All amounts in thousands)
	Six Months Ended
	November 26, 2005	November 27, 2004
OPERATING ACTIVITIES
Net Income	$29,466	$23,014
Loss from Discontinued Operations, Net of Tax	-	1,042
Income from Continuing Operations	29,466	24,056
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation	45,063	44,171
Provision for Losses on Accounts Receivable	1,905	3,777
Deferred Income Taxes	(1,726)	(116)
Loss on Disposition of Fixed Assets and Leasehold Purchases	2,130	662
Non-Cash Rent Expense and Other	3,210	623
Changes in Operating Assets and Liabilities:
Investments	53,589	6,950
Accounts Receivable	(22,766)	(20,125)
Merchandise Inventories	(179,490)	(257,501)
Prepaids and Other Current Assets	(1,328)	241
Accounts Payable	254,583	243,436
Other Current Liabilities and Income Taxes Payable	37,898	14,014

Net Cash Provided by Continuing Operations	222,534	60,188
Net Cash Used in Discontinued Operations	-	(830)

Net Cash Provided by Operating Activities	222,534	59,358

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(45,993)	(54,779)
Change in Restricted Cash and Cash Equivalents	105	(1,076)
Proceeds from Sale of Fixed Assets and Leaseholds	656	2
Issuance of Notes Receivable	(31)	-
Receipts Against Long Term Notes Receivable	-	35
Minority Interest	15	(88)

Net Cash Used in Investing Activities	(45,248)	(55,906)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	(100,960)	(827)
Issuance of Common Stock Upon Exercise of Stock Options	44	212
Treasury Stock Transactions	-	3

Net Cash Used in Financing Activities	(100,916)	(612)

Increase in Cash and Cash Equivalents	76,370	2,840
Cash and Cash Equivalents Beginning of Period	47,953	29,817

Cash and Cash Equivalents at End of Period	$124,323	$ 32,657

Interest Paid:	$ 3,921	$ 3,577
Income Taxes Paid:	$ 16,064	$ 23,310

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$ 3,784	$ (1,401)

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTH PERIODS ENDED NOVEMBER 26, 2005 AND
NOVEMBER 27, 2004 (UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except two. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. These investments are consolidated, net of their minority interest. Previously, the Company had maintained a fifty percent interest in a third investment in a partnership in which it maintained managerial and financial control. During the third quarter of fiscal 2005, the partnership was dissolved and all assets were distributed to the partners. All significant intercompany accounts and transactions have been eliminated. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 28, 2005 has been derived from the audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2005, filed with the Securities and Exchange Commission ("SEC") on August 26, 2005. Because the Company's business is seasonal in nature, the operating results for the six and three month periods ended November 26, 2005 and the corresponding periods ended November 27, 2004 are not necessarily indicative of results for the fiscal year.

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

3.  Restricted cash and cash equivalents consist of $12.4 million pledged as collateral for certain insurance contracts and $2.5 million contractually restricted and related to the acquisition and maintenance of a building related to a store operated by the Company.

4.   Merchandise inventories as of November 26, 2005 and May 28, 2005 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise sold (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses" and "Depreciation" in the Company's Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $24.6 million and $12.7 million for the six and three month periods ended November 26, 2005, respectively, and $22.5 million and $11.9 million for the similar periods of fiscal 2005. Depreciation related to the warehousing and purchasing functions amounted to $4.2 million and $2.0 million for the six and three month periods ended November 26, 2005 and $4.4 million and $2.2 million for the similar periods of fiscal 2005. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses. The Company also establishes reserves for potentially excess and obsolete inventories based on current inventory levels, historical analysis of product sales and current market conditions. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company's reserves against inventory, at cost, were $17.8 million and $15.0 million as of November 26, 2005 and May 28, 2005, respectively.

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

November 26, 2005
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Investments	$ 81,075	-	$ 81,075

Available-for-Sale Investments (Long Term):
Equity Investments	$ 23	$ 2	$ 25

   May 28, 2005
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Investments	$134,772	($ 108)	$134,664

Available-for-Sale Investments (Long Term):
Equity Investments	$ 23	$ 4	$ 27

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

7.    Other (Income) Loss, Net consists of investment income, losses from disposition of fixed assets and other miscellaneous income (loss) items. Losses from disposition of fixed assets amounted to $2.1 million and $0.7 million for the six and three month periods ended November 26, 2005, respectively. Losses from dispositions of fixed assets amounted to $0.7 million and $0.3 million for the comparative six and three month periods of fiscal 2005. Losses from dispositions of fixed assets were offset in part by increases in investment income during the six and three month periods ended November 26, 2005 compared with the similar periods ended November 27, 2004. Interest income increased $1.6 million to $2.8 million and $0.7 million to $1.4 million for the six and three month periods ended November 26, 2005, respectively. The Company recorded miscellaneous losses of $3.5 million during the second quarter of fiscal 2006 related to the write-off of the net book value of assets damaged during Hurricanes Katrina and Wilma (see note 33 in the notes to the condensed consolidated financial statements). During the second quarter of fiscal 2005, the Company recorded miscellaneous income of $3.9 million in settlement of claims the Company had filed in the bankruptcy proceeding of K-Mart Corporation in connection with the rejection by K-Mart of leases for four locations that had been subleased to the Company.

8.   As of November 26, 2005, the Company had a current deferred tax asset of $22.6 million and a non-current deferred tax asset, net of valuation allowances, of $17.9 million. As of May 28, 2005, the Company had a current deferred tax asset of $22.2 million and a non-current deferred tax asset of $16.6 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate.

As of November 26, 2005 and May 28, 2005, valuation allowances amounted to $10.6 million and related primarily to state tax net operating losses. The Company believes it is unlikely that it will be able to utilize the benefit of these losses in the future. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs not currently deductible for tax purposes. Non-current deferred tax assets primarily reflected rent expense and pre-opening costs not currently deductible for tax purposes.

9.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term including option periods where the exercise of the option period can be reasonably assured, which approximates the leasehold's useful life. Amortization of intangibles is included in Selling and Administrative Expenses in the Company's Condensed Consolidated Statements of Operations. Intangible assets as of November 26, 2005 and May 28, 2005 are as follows (in thousands):
	November 26, 2005			May 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$63,245	$15,911	$47,334	$63,245	$15,087	$48,158
Other	463	319	144	1,042	415	627
	$63,708	$16,230	$47,478	$64,287	$15,502	$48,785

Amortization expense amounted to $2.3 million and $1.3 million for the six and three month periods ended November 26, 2005, respectively, compared with $2.3 million and $1.3 million for the six and three month periods ended November 27, 2004, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2007 - $3.9 million; fiscal 2008 - $3.9 million; fiscal 2009 - $3.7 million; fiscal 2010 - $3.6 million; and fiscal 2011 - $3.5 million. Amortization for the remainder of fiscal 2006 is expected to be approximately $2.0 million.

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

12. Other liabilities primarily consist of deferred lease incentives, the net accumulation of excess straight line rent expense over actual rental expenditures, and minority interest in investments. Deferred lease incentives are funds received from landlords used primarily to offset the costs of store remodelings. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Minority interest in the two consolidated investments, which are not wholly owned by the Company, amounted to $0.7 million and $0.7 million at November 26, 2005 and May 28, 2005, respectively.

13.  The Company establishes reserves to cover contractual lease payments and other ancillary costs associated with store closings that extend beyond the store's closing date. Established reserves by fiscal year and related payments are as follows (in millions):
	Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006 (six months)	Total Reserve as of November 26, 2005

Reserves Established	$0.4	$1.5	$0.3	$0.6
Payments Applied to Reserve
Fiscal 2003	-	-	-	-
Fiscal 2004	(0.1)	(0.4)	-	-
Fiscal 2005	(0.2)	(0.6)	-	-
Fiscal 2006 (six months)	(0.1)	-	(0.3)	(0.1)
	$ -	$0.5	$ -	$0.5	$1.0

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs associated with these closings.

14.  Long-term debt consists of (in thousands):

	November 26, 2005	May 28, 2005

Senior Notes, 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010	$-	$36,000
Senior Notes, 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013	-	64,000
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2005 to September 1, 2010	5,000	5,735
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,233	1,333
Capital Lease Obligations	26,344	26,469
Subtotal	32,577	133,537
Less Current Portion	(1,276)	(1,190)
Long-Term Debt and Obligations Under Capital Leases	$ 31,301	$132,347

     On November 2, 2005, the Company prepaid in full $100 million of the Company's senior notes without any prepayment premium. The Company used existing unrestricted cash generated from operating activities, as well as cash from the sale of short-term investments, to pay off the senior notes. The Company did not borrow any amounts in order to pay off the senior notes. In connection with the prepayment of the senior notes, the Company wrote off approximately $0.5 million in unamortized deferred debt charges during the three month period ended November 26, 2005, which is recorded in Selling and Administrative Expenses on the Company's Condensed Consolidated Statement of Operations.

15.  During the second quarter of fiscal 2006, the Company entered into a death benefit agreement with three of its executive officers, Andrew R. Milstein, Stephen E. Milstein and Mark A. Nesci. Each of Andrew R. Milstein and Stephen E. Milstein beneficially own more than 5% of the outstanding shares of the Company's common stock. In addition, Andrew R. Milstein and Stephen E. Milstein are parties to a Voting Agreement, pursuant to which the other parties thereto have granted Andrew R. Milstein and Stephen E. Milstein an irrevocable proxy to vote the shares of Common Stock owned by such parties. The shares of Common Stock subject to the Voting Agreement represent a majority interest of the issued and outstanding shares of Common Stock of the Company. The agreement provides that, subject to certain conditions set forth in the agreement, the Company will pay a death benefit of $1,000,000 to the executive's estate or designated beneficiary after the death of the executive. The Company recorded, in Selling and Administrative Expenses on its Condensed Consolidated Statement of Operations, $0.6 million of expense related to these agreements during the second quarter of fiscal 2006 using the net present value of the expected benefit payouts based on the executives' life expectancies.

16.  On November 14, 2005, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($0.04) per share payable on January 9, 2006 to stockholders of record on November 28, 2005. The Company has recorded a dividend accrual of $1.8 million at November 26, 2005.

17.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the six and three month periods ended November 26, 2005 and the six and three month periods ended November 27, 2004, comprehensive income consisted of net income and net unrealized gains (loss) on available-for-sale investments.

18.  The Company has one reportable segment, which operates within the United States. Sales by major product categories are as follows (in thousands):
	Six Months Ended		Three Months Ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004
Apparel	$1,266,721	$1,134,989	$765,257	$701,281
Home Products	329,536	311,216	180,152	170,744
	$1,596,257	$1,446,205	$945,409	$872,025

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, certain gifts, baby furniture and baby furnishings.

19.  Other Revenue consists of rental income received from leased departments, subleased rental income, layaway and alteration service charges and other miscellaneous items. Layaway and alteration service fees amounted to $5.3 million and $3.1 million for the six and three month periods ended November 26, 2005 compared with $5.1 million and $3.0 million in the similar periods of the prior year. Rental income from leased departments amounted to $4.8 million and $2.6 million for the six and three month periods ended November 26, 2005, respectively, compared with $4.3 million and $2.3 million in the similar periods of fiscal 2005. Subleased rental income and other miscellaneous revenue items amounted to $5.7 million and $2.8 million for the six and three month periods ended November 26, 2005, respectively. Subleased rental income and other miscellaneous revenue items were $4.9 million and $2.7 million for the similar periods of fiscal 2005.

20.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.5 million and $0.3 million for the six and three month periods ended November 26, 2005, respectively. Reimbursement of expenses for the six and three month periods ended November 27, 2004 amounted to $0.4 million and $0.2 million, respectively.

21.  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $2.7 million and $1.5 million relating to these costs during the six and three month periods ended November 26, 2005, respectively. For the comparative six and three month periods of fiscal 2005, the Company capitalized $1.3 million and $0.6 million, respectively.

22.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company issued options to purchase 161,300 shares of common stock during fiscal 2005. No compensation expense was recorded during the three and six month periods ending November 27, 2004 because the quoted market price of the Company's stock at the date of the grant did not exceed the amount grantees must pay to acquire the stock. The Company did not issue, and there was no compensation expense related to, the issuance of any stock options during the three and six month periods ended November 26, 2005. The following table illustrates the effect on net income and net income per share for the six and three month periods ended November 26, 2005 and November 27, 2004 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Net income as reported	$29,466	$23,014	$45,373	$41,695
Expense under fair value method, net of tax effect	(336)	(93)	(133)	(93)
Pro forma net income	$29,130	$22,921	$45,240	$41,602
Income per share:
Basic - as reported	$0.66	$0.52	$1.01	$0.93
Diluted - as reported	$0.66	$0.52	$1.01	$0.93
Basic - pro forma	$0.65	$0.51	$1.01	$0.93
Diluted - pro forma	$0.65	$0.51	$1.01	$0.93

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants made in fiscal 2005:
	Options Granted September 2004	Options Granted January 2005

Number of Shares	87,700	73,600
Risk-free interest rate	4.10%	4.10%
Expected volatility	37.65%	38.00%
Expected life	5.5 years	5.5 years
Contractual life	10 years	10 years
Expected dividend yield	0.20%	0.20%
Fair value of options granted	$6.79	$9.85

23.  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. During the six and three month periods ended November 26, 2005, the Company incurred impairment charges of $1.3 million and $0.9 million, respectively. These impairment charges do not include any asset write-downs related to the stores impacted by Hurricanes Katrina or Wilma that are described in note 33. During the prior year's six and three month periods, the Company incurred impairment charges of $1.1 million.

24.  The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. The only stores included in the Company's calculation of discontinued operations are permanently closed stores where sales by another store will not absorb a significant amount of the closed store's sales. In accordance with SFAS No. 144, the Company's discontinued operations reflect the operating results for the three stores and one investment closed during fiscal 2005.
	Six Months Ended (All amounts in thousands)		Three Months Ended (All amounts in thousands)
	November 26, 2005	November 27, 2004	November 26, 2005	November 27, 2004
Revenues	-	$6,401	-	$3,709
Gross Margin	-	1,772	-	1,227
Selling and Administrative Expenses	-	2,883	-	1,065
Depreciation	-	212	-	105
Income (Loss) from Discontinued Operations Before Income Tax Benefit	-	(962)	-	406
Income (Loss) from Discontinued Operations, Net of Tax	-	($1,042)	-	$222

25.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the six and three month periods ended November 26, 2005 were $37.2 million and $24.2 million, respectively. For the similar periods of last year, net advertising costs were $35.1 million and $24.3 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were $0.4 million and $0.3 million for the six and three month periods ended November 26, 2005, respectively. For the six and three month periods ended November 27, 2004 vendor rebates amounted to $0.4 million.

26.  Basic and diluted income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and diluted income per share from continuing operations are as follows (in thousands):

	Six Months Ended November 26, 2005			Six Months Ended November 27, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share:
Income from Continuing Operations	$29,466	44,773	$0.66	$24,056	44,641	$0.54
Dilutive Effect of Stock Options	-	180	-	-	90	-
Diluted Income Per Share:
Income from Continuing Operations	$29,466	44,953	$0.66	$24,056	44,731	$0.54

	Three Months Ended November 26, 2005			Three Months Ended November 27, 2004
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share:
Income from Continuing Operations	$45,373	44,773	$1.01	$41,473	44,646	$0.93
Dilutive Effect of Stock Options	-	177	-	-	107	-
Diluted Income Per Share:
Income from Continuing Operations	$45,373	44,950	$1.01	$41,473	44,753	$0.93

27.  The Company calculates rent expense on a straight line basis over the lesser of the lease term or the economic life of the leased premises, taking into consideration step rents, rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

28.  The Company holds no derivative financial instruments.

29.  Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and investments. The Company manages the credit risk associated with cash equivalents and investments by investing with high-quality institutions and, by policy, limiting investments only to those which meet prescribed investment guidelines. The Company has a policy of making investments in debt securities with short-term ratings of A-1 (or equivalent) or long-term ratings of A and A-2 (or equivalent). The Company maintains cash accounts that, at times, may exceed federally insured limits. The Company has not experienced any losses from maintaining cash accounts in excess of such limits. Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

30.  Certain reclassifications have been made to the prior period's financial statements to conform to the classifications used in the current period. These reclassifications primarily relate to the treatment of discontinued store operations.

31. a.  In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Other Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. Finally, this FSP requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe that the adoption of EITF Issue No. 03-01 or FSP FAS 115-1 and FAS 124-1 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

    d.  In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 for the current fiscal year's second quarter. The adoption of SFAS No. 153 did not have any impact on the Company's consolidated financial condition, results of operations or cash flows.

    e.  In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on the Company's consolidated financial position, results of operations or cash flows.

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

32.  There have been no material changes from the disclosures made regarding commitments and contingencies in the Company's Annual Report on Form 10-K for the year ended May 28, 2005 filed with the Securities and Exchange Commission on August 26, 2005.

33. As a result of the effects of Hurricane Katrina on August 29, 2005 and Hurricane Wilma on October 23, 2005, three of the Company's stores in Louisiana and Florida were damaged and remain closed. All merchandise inventory in these three stores, totaling $14.0 million at retail and approximately $7.6 million at cost, was destroyed. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory. All of the Company's long-lived assets at these three stores, which had a net book value of approximately $3.8 million, were damaged or destroyed. The Company is insured at replacement cost for these assets except for certain leasehold improvements. During the second quarter of fiscal 2006, the Company recorded a miscellaneous loss in the amount of $3.5 million related to the insurance deductible and the net book value of leasehold improvements not reimbursable by the Company's insurance as the Company expects the landlord to replace these leasehold improvements. The Company recorded a receivable of $6.3 million in Prepaid and Other Current Assets on the Company's Condensed Consolidated Balance Sheet as of November 26, 2005 for insurance recoveries related to the Hurricanes Katrina and Wilma losses based on the determination that the realization of insurance claims sufficient to cover these losses is probable. In November 2005, the Company received a partial payment on this claim of $1.6 million. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the receivable currently recorded.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Results of Operations and Financial Condition.

Burlington Coat Factory's management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. The following discussion contains forward-looking information and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report and in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on August 26, 2005. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled "Safe Harbor Statement."

Overview

Burlington Coat Factory experienced an increase in sales in both the first six months and the second quarter of fiscal 2006. Net sales from continuing operations for the first six months of fiscal 2006 ended November 26, 2005 were $1.60 billion compared with $1.45 billion for the comparative period ended November 27, 2004, a 10.4% increase. These results reflect a 6.8% comparative store sales increase over the comparative period in the prior year. For the three month period ended November 26, 2005, net sales were $945.4 million compared with $872.0 million for the three month period ended November 27, 2004. Comparative store sales increased 5.3% during the three month period. Comparative store sales increased 2.8% in September, increased 7.5% in October and increased 5.2% in November compared with the same periods last year. Gross margin percentage decreased during the six and three month periods ended November 26, 2005 compared with the six and three month periods ended November 27, 2004 due to lower initial margins and higher markdowns taken during the comparative periods offset in part by decreases in the Company's interim provision for inventory shrinkage.

During the first six months of fiscal 2006, the Company opened eight Burlington Coat Factory stores and three free standing MJM Designer Shoes stores. An additional five Burlington Coat Factory stores were relocated during the six months ended November 26, 2005 to new locations within their existing trading markets. The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. The only stores included in the Company's calculation of discontinued operations are permanently closed stores where sales by another store will not absorb a significant amount of the closed store's sales. Two Burlington Coat Factory stores and one Luxury Linens store were closed during the six months ended November 26, 2005. These stores were not included in the Company's calculation of discontinued operations because sales by other stores are expected to absorb a significant amount of these closed stores' sales.* In addition, the Company has three Burlington Coat Factory stores that remain temporarily closed due to damage caused by Hurricanes Katrina and Wilma. Two of these stores are located in New Orleans and the other store is located in southern Florida. The Company has not yet determined when these stores will reopen. During the remainder of the current fiscal year, the Company expects to open an additional Burlington Coat Factory store, as well as relocate two Burlington Coat Factory stores to new locations within the same trading market.* During fiscal year 2007, the Company plans to open 15 to 20 additional Burlington Coat Factory stores and 5 additional MJM Designer Shoes stores.*

In October 2005, the Company entered into a lease for approximately 440,000 rentable square feet for a new distribution center in San Bernardino, California. The Company is currently installing the necessary equipment at the new distribution center and expects it to be operational in April 2006.* Once the San Bernardino distribution center is operational, the Company plans to end its third party distribution service in Ontario, California.* The initial term of the lease is seven years with a first option to renew for an additional five years and a second option to renew for an additional eight years. The initial annual base rent under the lease is approximately $1.46 million. The Company expects to spend approximately $10 million in capital expenditures for the set-up of the new distribution center.*

Key Performance Measures

Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net operating margin and liquidity.

Comparative store sales are a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Beginning in fiscal 2004, the Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

relocated stores are classified as new stores for comparative store sales purposes. The Company experienced an increase in comparative store sales of 6.8% and 5.3% in the six and three month periods of fiscal 2006 compared with similar periods of fiscal 2005.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. The inventory turnover rates for the six month periods ended November 26, 2005 and November 27, 2004 were 2.2 and 2.1, respectively.

Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. To assist with inventory management, the Company is currently in the process of evaluating a third party markdown optimization software system for its stores. The system will allow the Company to track merchandise performance and implement markdowns on a regional, rather than on a national basis.* Management's goal for the system is to improve the Company's ability to monitor the performance of merchandise in order to more precisely clear underperforming merchandise earlier in the season and manage pricing decisions more efficiently.* The Company initially implemented the system for ladies' sportswear and one category of girls' sportswear during the 2005 fall season. At November 26, 2005, inventory was $900.4 million, an average of $2.45 million per store, versus $880.0 million, an average of $2.44 million per store, at November 27, 2004. This increase in inventory is due primarily to the increase in the number of stores operating in the first six month period of fiscal 2006 compared with the first six month period of fiscal 2005 and to an increase in inventory at comparative stores of 0.6%.

Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the six month period ended November 26, 2005, the Company experienced a decrease in gross margin percentage to 36.5% from 36.9% for the six month period ended November 27, 2004. For the three month period ended November 26, 2005, gross margin percentage decreased to 37.7% from 38.1% for the three month period ended November 27, 2004. These decreases were due primarily to increases in markdowns and decreases in initial markons offset in part by a decrease in the Company's interim provision for inventory shrinkage in the current year's six and three month periods compared with the similar periods of last year.

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the Cost of Sales and operating expenses (Selling and Administrative Expenses and Depreciation). Net operating margin for the six and three month periods ended November 26, 2005 was $53.7 million and $78.0 million, respectively. For the similar six and three month periods of last fiscal year, net operating margin was $36.7 million and $65.0 million, respectively.

Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. In the current fiscal year's six month period compared with the similar period of a year ago, the Company experienced an increase in cash flow from the sale of short term investments, lower capital expenditures and lower cash expenditures for inventory purchases. These increases were offset in part by an increase in cash outflow during the second quarter of fiscal 2006 due to the prepayment in full of the Company's $100 million long-term notes. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets minus current liabilities. Working capital at November 26, 2005 was $345.1 million compared with $407.2 million at May 28, 2005. This decrease is due primarily to the Company's prepayment of its $100 million senior notes.

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

Actual results may differ from these estimates under different assumptions or conditions.*

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the condensed consolidated financial statements:

Inventory. The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which reasonably approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. A physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances. The Company's markdown allowance amounted to $17.8 million and $15.0 million, at cost, as of November 26, 2005 and May 28, 2005, respectively (see note 4 in the notes to the condensed consolidated financial statements). If actual market conditions are less favorable than those projected by management, additional markdowns may be required.* While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.*

Insurance. The Company has risk participation agreements with insurance carriers with respect to workers' compensation and liability insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in the Company's costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker's compensation claims by employees or liability claims may result in a corresponding increase in the Company's costs related to these claims.* Insurance reserves amounted to $26.9 million and $24.2 million at November 26, 2005 and May 28, 2005, respectively.

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

Reserves for Revenue Returns. The Company records reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required. Sales reserves amounted to $3.1 million and $2.0 million at November 26, 2005 and May 28, 2005, respectively.

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

Allowance for Doubtful Accounts. The Company maintains allowances for bad checks, miscellaneous receivables and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for current conditions. Allowances for doubtful accounts amounted to $1.3 million and $0.8 million at November 26, 2005 and May 28, 2005, respectively.

Recent Accounting Pronouncements

In March 2004, the EITF issued a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. In this consensus, the EITF required certain quantitative and qualitative disclosures related to debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 that are in an unrealized loss position at the balance sheet date but for which an other-than-temporary impairment has not been recognized. In addition, the EITF developed a basic model in evaluating whether investments within the scope of EITF Issue No. 03-01 have other-than-temporary impairment. In November 2005, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Other Investments. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment. Finally, this FSP requires certain disclosure about unrealized losses that have not been recognized as other-than-temporary. This FSP is effective for reporting periods beginning after December 15, 2005. The Company does not believe that the adoption of EITF Issue No. 03-01 or FSP FAS 115-1 and FAS 124-1 will have a material impact on the Company's consolidated financial position, results of operations or cash flows.*

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 "Inventory Pricing". The standard requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be excluded from the cost of inventory and expensed when incurred. The provision is effective for fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position, results of operations or cash flows.*

In December 2004, the FASB issued SFAS No. 123(R) Share Based Payment. This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods and services, primarily with respect to accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. Entities will be required to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models. If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification. This statement is effective for the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in its 2007 fiscal year.* The statement requires the Company to use either the modified-prospective method or modified retrospective method. Under the modified-prospective method, the Company must recognize compensation cost for all awards subsequent to adopting the standard and for the unvested portion of previously granted awards outstanding upon adoption. Under the modified retrospective method, the Company must restate its previously issued financial statements to recognize the amounts it previously calculated and reported on a pro-forma basis, as if

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

the prior standard had been adopted. Under both methods, the statement permits the use of either the straight-line or an accelerated method to amortize the cost as an expense for awards with graded vesting. Currently, the Company follows APB No. 25 which does not require the recognition of compensation expense relating to the issuance of stock options so long as the quoted market price of the Company's stock at the date of grant is less than or equal to the amount an employee must pay to acquire the stock. The Company is currently evaluating the provisions of SFAS No. 123(R) and has not yet determined the effect that adoption of this standard will have on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 for the current fiscal year's second quarter. The adoption of SFAS No. 153 did not have any impact on the Company's current consolidated financial condition, results of operations or cash flows.

In March 2005, the FASB issued Financial Interpretation Number (FIN) 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS 143 (Asset Retirement Obligations). FIN 47 addresses diverse accounting practices that have developed with regard to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity should have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective for fiscal years ending after December 15, 2005. The Company has not determined the impact that the adoption of FIN 47 will have on the Company's consolidated financial position, results of operations or cash flows.

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

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the six and three month periods ended November 26, 2005 and November 27, 2004.
	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	November 26,	November 27,	November 26,	November 27,
	2005	2004	2005	2004

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	63.5	63.1	62.3	61.9
Selling & Administrative Expenses	31.3	32.3	28.0	28.9
Depreciation	2.8	3.1	2.4	2.6
Interest Expense	0.2	0.2	0.1	0.2
Other (Income) Loss, Net	0.2	(0.4)	0.3	(0.6)
Other Revenue	1.0	1.0	0.9	0.9
Income from Continuing Operations Before Income Taxes	3.0	2.7	7.8	7.8
Income Tax Expense	1.2	1.0	3.0	3.0
Net Income	1.8%	1.7%	4.8%	4.8%

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

Six and Three Month Periods Ended November 26, 2005 and November 27, 2004

Sales

Consolidated net sales increased $150.1 million (10.4%) for the six month period ended November 26, 2005 compared with the similar period of a year ago. Comparative stores sales increased 6.8% for the first six months of fiscal 2006.

The Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the six and three month periods ended November 26, 2005 with the results of operations for the six and three month periods ended November 27, 2004.

Eight new Burlington Coat Factory department stores opened during the first six months of fiscal 2006 contributed $23.1 million to net sales for the first six month period of fiscal 2006. Burlington Coat Factory stores opened during fiscal 2005 contributed $25.5 million to this year's net sales in their non-comparative periods.

Net sales increased $73.4 million (8.4%) for the three month period ended November 26, 2005 compared with the similar period of a year ago. Comparative store sales increased 5.3% for the three month period. The increase in comparative store sales was in part the result of colder temperatures throughout the southern and midwestern regions of the United States compared with the prior year. Burlington Coat Factory stores opened during fiscal 2006 contributed $23.0 million to this fiscal year's net sales for the three month period ended November 26, 2005. Stores opened during fiscal 2005 contributed $10.6 million to net sales for the three month period ended November 26, 2005.

The Cohoes Fashions stores contributed $22.6 million and $12.9 million to consolidated sales for the six and three month periods ended November 26, 2005 compared with $21.1 million and $13.2 million for the similar periods ended November 27, 2004. The increase for the six month period ended November 26, 2005 compared with the similar period ended November 27, 2004 is due primarily to an increase in comparative store sales of 2.0% for the six month period ended November 26, 2005 compared with the similar period of last year.

The MJM Designer Shoes stores contributed $27.8 million and $17.3 million to sales for the six and three month periods ended November 26, 2005 compared with $18.9 million and $12.1 million for the comparative periods of a year ago. This increase is due to a comparative store sales increase of 14.7% for each of the six and three months periods ended November 26, 2005 compared with the similar periods of last year, and to the sales of three MJM Designer Shoes stores opened during fiscal 2006 and the sales of four MJM Designer Shoes stores opened during fiscal 2005 during their non-comparative periods.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway and alteration service charges and miscellaneous revenue items) increased to $15.8 million and $8.5 million for the respective six and three month periods ended November 26, 2005 compared with $14.3 million and $7.9 million for the similar periods of a year ago. The increases for the six and three month periods are related to increases in rental income and service charges.

Cost of Sales

Cost of sales increased $101.9 million (11.2%) for the six month period ended November 26, 2005 compared with the six month period ended November 27, 2004. The dollar increase in cost of sales was due primarily to the increase in net sales during the six month period ended November 26, 2005 compared with the six month period ended November 27, 2004 and to increased markdown costs in the six month period ended November 26, 2005. Cost of sales as a percentage of net sales increased from 63.1% in the fiscal 2005 six month period to 63.5% in the fiscal 2006 six month period. The increase in cost of sales, as a percentage of net sales, for the fiscal 2006 six month period compared with the fiscal 2005 six month period, was primarily the result of increases in markdown related expenses, lower initial margins and increased freight charges, offset in part by a decrease in the Company's interim provision for inventory shrinkage. The Company's freight charges will increase if fuel costs continue to rise.* This may have an adverse impact on the Company's cost of sales and gross margin to the extent that the Company does not pass the increased costs through to its customers.* The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses line item in the Condensed Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.
*Forward Looking Statement. See Safe Harbor Statement on Page 37.

For the three month period ended November 26, 2005, compared with the three month period ended November 27, 2004, cost of sales increased from $540.2 million to $588.7 million. For the comparative three month periods, as a percentage of sales, cost of sales increased to 62.3% from 61.9%. This increase is primarily attributable to increases in markdowns, lower initial margins, and increases in freight charges offset in part by a decrease in the Company's provision for inventory shrinkage.

Selling and Administrative Expense

Selling and Administrative Expenses, including amortization of leasehold purchases, were $499.3 million and $264.7 million for the six and three month periods ended November 26, 2005, respectively, compared with $467.5 million and $252.0 million for the respective comparative periods of a year ago. The increase in Selling and Administrative Expenses was due primarily to the increased number of stores in operation during the six and three month periods of this fiscal year compared with the similar periods of a year ago. As a percentage of net sales, Selling and Administrative Expenses were 31.3% and 28.0% for the six and three month periods ended November 26, 2005, respectively. For the comparative six and three month periods ended November 27, 2004, Selling and Administrative Expenses were 32.3% and 28.9% of sales, respectively. As a percentage of net sales, payroll related costs declined 0.8% and 0.4% for the six and three months ended November 26, 2005 compared with the similar periods of fiscal 2005. During fiscal 2006, fiscal 2005 and fiscal 2004, the Company established reserves of $0.6 million, $0.3 million and $1.5 million, respectively, for future lease obligations relating to stores closed during these periods, of which $0.5 million and $0.1 million was paid during the six and three months ended November 26, 2005, respectively.

Depreciation Expense

For the six month period ended November 26, 2005, depreciation expense amounted to $45.1 million compared with $44.2 million for the similar period of a year ago. This increase is attributable primarily to depreciation recognized on capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years. Depreciation expense amounted $22.4 million and $22.8 million for the three month periods ended November 26, 2005 and November 27, 2004, respectively.

Interest Expense

Interest expense decreased $0.4 million to $3.2 million for the six month period ended November 26, 2005 compared with the six month period ended November 27, 2004. For the three month period ended November 26, 2005, compared with the three month period ended November 27, 2004, interest expense decreased $0.4 million to $1.4 million. This decrease in interest expense is primarily related to decreases in debt amounts due to normal debt retirements and to the Company's prepayment of $100.0 million of senior notes in November 2005.

Other Income, Net

Other (Income) Loss, Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) decreased $8.1 million to a loss of $2.5 million for the six month period ended November 26, 2005 compared with the six month period ended November 27, 2004 and decreased $7.5 million to a loss of $2.6 million for the three month period ended November 26, 2005 compared with the three month period ended November 27, 2004. During the six and three month periods ended November 26, 2005, losses on disposition of fixed assets amounted to $2.1 million and $0.7 million, respectively. These losses included a realized loss of $0.3 million on the sale of one of the Company's properties. Other losses on disposition of fixed assets resulted from the write-off of remaining book values of assets related to closed stores. Losses on disposals of fixed assets for the six and three month periods ended November 27, 2004 were $0.7 million and $0.3 million, respectively. Interest income amounted to $2.8 million and $1.4 million for the six and three month periods ended November 26, 2005 compared with $1.2 million and $0.7 million for the similar periods of a year ago. The increases in the comparative periods were due primarily to higher interest rates in the fiscal 2006 periods compared with the fiscal 2005 periods. Net miscellaneous loss items amounted to $3.2 million and $3.3 million for the six and three month periods ended November 26, 2005, respectively. Miscellaneous losses recorded in fiscal 2006 consisted primarily of a $3.5 million loss related to assets damaged by Hurricanes Katrina and Wilma in three of the Company's stores during the second quarter of fiscal 2006. For the similar periods of fiscal 2005, net miscellaneous income items amounted to $5.1 million and $4.4 million. The miscellaneous income recorded in both the six and three month periods of fiscal 2005 were related to the Company's receipt of $3.9 million in settlement of claims the Company had filed in the bankruptcy proceedings of K-Mart Corporation in connection with the rejection by K-Mart of leases for four locations that had been subleased to the Company.

Income Tax

Income tax expense was $18.6 million and $28.6 million for the six and three month period ended November 26, 2005, respectively compared to $14.7 million and $26.6 million for the similar fiscal periods of last year. The effective tax rate for the first six months of fiscal 2006 was 38.7% compared with 37.9% in the first six months of fiscal 2005. The increase in the effective tax rate is primarily the result of an increase in the Company's expected effective state income tax rate.

Income from Continuing Operations

Income from continuing operations amounted to $29.5 million and $45.4 million for the respective six and three month periods ended November 26, 2005 compared with $24.1 million and $41.5 million for the respective comparative periods of a year ago. Basic income per share from continuing operations was $0.66 per share and $1.01 per share for the six and three month periods ended November 26, 2005 compared with basic income per share from continuing operations of $0.54 and $0.93 per share for the similar periods of fiscal 2005.

Diluted income per share from continuing operations was $0.66 per share and $1.01 per share for the six and three month periods ended November 26, 2005 compared with $0.54 per share and $0.93 per share for the similar periods of a year ago.

Discontinued Operations

There were no discontinued operations recorded in the first six months of fiscal 2006. During fiscal 2005, the Company discontinued the operations of three stores and one partnership investment. During the three and six month periods ended November 27, 2004, net sales for these stores amounted to $6.4 million and $3.7 million, respectively. Gross margin amounted to $1.8 million and $1.2 million for the six and three month periods ended November 27, 2004, respectively. Loss from discontinued operations amounted to $1.0 million, or $0.02 per share, for the six month period. For the three month period ended November 27, 2004, discontinued operations recorded a gain of $0.2 million, or $0.00 per share.

Net Income

Net income increased $6.5 million to $29.5 million for the first six month period of fiscal 2006 from $23.0 million for the comparative 2005 period. Net income was $45.4 million and $41.7 million for the three month periods ended November 26, 2005 and November 27, 2004, respectively. Basic income per share was $0.66 per share and $1.01 per share for the six and three month periods ended November 26, 2005 compared with $0.52 per share and $0.93 per share for the similar periods of fiscal 2005. Diluted net income per share was $0.66 per share and $1.01 per share for the six and three month periods ended November 26, 2005 compared with $0.52 per share and $0.93 per share for the similar periods of fiscal 2005.

Stores Damaged by Hurricanes

As a result of the effects of Hurricane Katrina on August 29, 2005 and Hurricane Wilma on October 23, 2005, three of the Company's stores in Louisiana and Florida were damaged and remain closed. All merchandise inventory in these three stores, totaling $14.0 million at retail and approximately $7.6 million at cost, were destroyed. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory.* All of the Company's long-lived assets at these three stores, which had a net book value of approximately $3.8 million, were damaged or destroyed. The Company is insured at replacement cost for these assets, except for certain leasehold improvements.* During the second quarter of fiscal 2006, the

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

Company recorded a miscellaneous loss in the amount of $3.5 million related to the insurance deductible and the net book value of leasehold improvements not reimbursable by the Company's insurance as the Company expects the landlord to replace these leasehold improvements.* The Company recorded a receivable of $6.3 million in Prepaid and Other Current Assets on the Company's Condensed Consolidated Balance Sheet as of November 26, 2005 for insurance recoveries related to the Hurricanes Katrina and Wilma losses based on the determination that the realization of insurance claims sufficient to cover these losses is probable.* In November 2005, the Company received a partial payment on this claim of $1.6 million. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the receivable currently recorded.

Liquidity and Capital Resources

Overview

The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities and utilizing available lines of credit.

Operational Growth

During the first six months of fiscal 2006, the Company opened eight Burlington Coat Factory Warehouse department stores and relocated five Burlington Coat Factory Warehouse department stores to new locations within their trading areas. The Company also opened three MJM Designer Shoes stores during the first six months of fiscal 2006. As of November 26, 2005, the Company operates 367 stores (exclusive of the three stores temporarily closed due to Hurricanes Katrina and Wilma) under the names "Burlington Coat Factory" (339 stores), "Cohoes Fashions" (7 stores), "Luxury Linens (1 store), "MJM Designer Shoes" (18 stores), and "Super Baby Depot" (2 stores). The Company estimates spending approximately $87.0 million in capital expenditures during fiscal 2006 including $59.1 million for store expenditures, $20.3 million for upgrades of warehouse facilities and $7.6 million for computer and other equipment expenditures.* For the first six months of fiscal 2006, capital expenditures amounted to approximately $42.2 million.

The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions.* Additionally, the Company may consider strategic acquisitions.* If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

be no assurance, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations.* Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.*

Stock Repurchases

From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2005 and the first six months of fiscal 2006, the Company did not repurchase any shares of its stock. During fiscal 2005, the Company reissued 47,474 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans. As of November 26, 2005, the Company had authority to purchase an additional $10.0 million of its stock.

Working Capital

Working capital decreased to $345.1 million at November 26, 2005 from $407.2 million at May 28, 2005. This decrease is due primarily to the prepayment of the Company's $100 million senior notes in November 2005.

Net Cash Provided by Continuing Operations

Net cash provided by continuing operations of $222.5 million for the first six months of fiscal 2006 increased by $162.3 million from $60.2 million of net cash provided by continuing operations for the similar period of fiscal 2005. This increase in net cash from continuing operations was due primarily to an increase in the sale of short term investments and to lower expenditures for inventory purchases during the first six months of the current fiscal year compared with the similar period of a year ago.

Dividends

On November 11, 2005, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($0.04) per share payable on January 9, 2006 to stockholders of record on November 28, 2005. The Company recorded a dividend accrual of $1.8 million at November 26, 2005.

Long-Term Borrowings and Capital Lease Obligations

The Company's long-term borrowings at November 26, 2005 consisted of an industrial development refunding bond of $5.0 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.2 million loan from the Burlington County Board of Chosen Freeholders and capital lease obligations of $26.3 million.

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

Refunding Bonds. The Refunding Bonds consist of $5.0 million of outstanding term bonds maturing on September 1, 2010. The term bonds bear interest at the rate of 6.125% per annum. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.125% and 3.0 years, respectively. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $5.2 million. Refunding Bonds consisting of $0.7 million of term bonds matured on September 1, 2005.

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

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms at inception for these locations extended over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At November 26, 2005, capital lease obligations amounted to $26.3 million. During the six and three month periods ended November 26, 2005, $1.1 million and $0.6 million, respectively, of lease payments were applied to interest and $0.1 million was applied against capital lease obligations.

On November 2, 2005, the Company prepaid its $100 million senior notes that were due September 2010 and September 2013. The Company had been paying interest on two series of notes, a $36.0 million tranche at 4.06% per year and a $64.0 million tranche at 4.67% per year. The Company paid off these notes out of existing unrestricted cash as well as from the sale of short-term investments. There was no prepayment penalty associated with the payoff of these notes. Unamortized deferred debt charges of $0.5 million were written off as a result of the early payoff of the notes. The Company prepaid the senior notes because it does not project working capital requirements within the foreseeable future that necessitate the maintenance of the notes.*

Lines of Credit

As of November 26, 2005 and November 27, 2004, the Company had in place a committed four year revolving line of credit agreement in the amount of $100.0 million. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

continue until the remaining three year term expires. In December 2005, the lender informed the Company that it will not renew the line of credit for an additional year. As a result, as of February 1, 2006, the term of the revolving line of credit will be three years and will automatically renew for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the then-remaining two year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (7.0% at November 26, 2005). The Company had letter of credit commitments outstanding against the committed line of credit of $27.5 million at November 26, 2005 and $25.4 million at November 27, 2004. For the six and three month periods ended November 26, 2005, and for the 2005 fiscal year, the Company had no borrowing under these lines of credit.

Letters of Credit

The Company also had letter of credit agreements with a bank in the amount of $2.0 million and $2.2 million guaranteeing performance under various leases, insurance contracts and utility agreements at November 26, 2005 and November 27, 2004, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

Other than operating leases consummated in the normal course of business, the Company had no material off-balance sheet arrangements as of November 26, 2005. The Company's contractual obligations and commitments, which consist of debt, capital and operating leases, open purchase orders, outstanding letters of credit and other miscellaneous commitments, have not changed materially from the amounts disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2005 filed with the Securities and Exchange Commission.

Liquidity and Capital Resources Summary

The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit loan agreement, and from uncommitted lines of credit.* To the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.*

Safe Harbor Statement

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

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At November 26, 2005, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at November 26, 2005:

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at November 26, 2005 (unaudited) (dollar amounts in thousands):
	Fixed Rate Debt	Average Interest Rate

2006	230	4.8%
2007	1,288	5.7%
2008	1,397	5.7%
2009	1,518	5.8%
2010	1,713	6.0%
2011	1,928	6.1%
Thereafter	24,503	8.5%
Total	$ 32,577
Fair Value at November 26, 2005	$ 33,015

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is a defendant in Lewis v. Burlington Coat Factory Warehouse Corporation, a putative class action filed on November 10, 2004 in the Superior Court of California for the County of Alameda. The plaintiff, a former employee, filed this putative class action on behalf of himself and certain current and former management-level employees at the Company's California stores. The plaintiff alleges that the Company violated a California state law by classifying these employees as "exempt" managerial/executive employees for purposes of the payment of overtime compensation and failing to pay them the overtime premium required for non-exempt employees. The lawsuit also claims that the Company failed to provide employees with meal and rest periods required under California law. In his complaint, the plaintiff sought certification as a class, damages and penalties in unspecified amounts, statutory damages, restitution, disgorgement, injunctive and declaratory relief, and costs of litigation, including attorney fees. The Company filed an answer denying the claims and asserting various affirmative defenses on December 22, 2004. On July 22, 2005, the Company entered into an agreement with the plaintiffs to settle this claim. The Court granted preliminary approval to the settlement on October 21, 2005. The Company does not believe that this settlement, as preliminary approved by the Court, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.*

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any shares of its stock during the three month period ended November 26, 2005. As of November 26, 2005, the Company had authority to purchase an additional $10.0 million of its stock.

Item 4.   Submission of Matters to a Vote of Security Holders.

The Company's annual meeting of stockholders was held on November 8, 2005. At the meeting, the following actions were taken: 1) stockholders elected directors to serve until the next annual meeting of stockholders and until their successors are duly elected and qualified; 2) stockholders approved the Company's 2005 Stock Incentive Plan; and 3) stockholders ratified the appointment of Deloitte & Touche LLP as independent registered public accounting firm for the Company for the fiscal year ending June 3, 2006. The following tables set forth the results of the votes cast at the meeting for each matter submitted to stockholders:

*Forward Looking Statement. See Safe Harbor Statement on Page 37.

			Votes
1)	Election of Directors:	Votes For	Withheld

	Monroe G. Milstein	34,580,385	5,992,018
	Andrew R. Milstein	34,499,903	6,072,500
	Irving Drillings	40,155,268	412,135
	Alan Silverglat	40,212,524	359,879
	Stephen E. Milstein	34,500,743	6,071,660
	Mark A. Nesci	34,555,003	6,017,400
	Roman Ferber	40,389,424	394,979

2)	Approval of the Company's 2005 Stock Incentive Plan:

Votes For	37,768,130
Votes Against	848,954
Votes Abstained	19,109
Broker Non-Votes	1,936,210
3)	Ratification of the appointment of Deloitte & Touche LLP as the Company's Independent Registered Accounting Firm:

Votes For	40,389,925
Votes Against	174,020
Votes Abstained	8,007
Broker Non-Votes	361

Item 6.   Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date:  January 5, 2006