Form 10-Q
period 2006-02-25
BURLINGTON COAT FACTORY WAREHOUSE CORP
filed 2006-04-06
CIK 718916

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(MARK ONE)
[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2006

or
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

Yes X No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at March 8, 2006
--------------------------	-------------------------------
Common stock, par value $1.00	44,770,813

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

I N D E X

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(All amounts in thousands)
	February 25, 2006	May 28, 2005
ASSETS

Current Assets:
Cash and Cash Equivalents	$ 82,213	$ 47,953
Restricted Cash and Cash Equivalents	13,822	14,957
Investments	167,154	134,664
Accounts Receivable, Net	26,841	24,841
Merchandise Inventories	709,762	720,882
Deferred Tax Assets	23,135	22,187
Prepaid and Other Current Assets	18,203	18,891

Total Current Assets	1,041,130	984,375

Property and Equipment (Net of Accumulated Depreciation)	607,498	621,773
Investments	-	27
Intangible Assets (Net of Accumulated Amortization)	47,246	48,785
Deferred Tax Assets	19,886	16,554
Other Assets	2,066	1,754

Total Assets	$1,717,826	$1,673,268

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$ 413,212	$ 390,891
Income Taxes Payable	23,514	5,708
Other Current Liabilities	197,037	179,346
Current Maturities of Long Term Debt and Obligations Under Capital Leases	1,353	1,190

Total Current Liabilities	635,116	577,135

Long Term Debt and Obligations Under Capital Leases	31,575	132,347
Other Liabilities	38,928	37,633

Commitments and Contingencies	-	-

Stockholders' Equity:
Preferred Stock	-	-
Common Stock	49,895	49,898
Capital in Excess of Par Value	24,838	24,776
Retained Earnings	996,161	910,176
Accumulated Other Comprehensive Income	-	4
Note Receivable from Stock Options Exercised	(27)	(41)
Treasury Stock at Cost	(58,660)	(58,660)

Total Stockholders' Equity	1,012,207	926,153

Total Liabilities and Stockholders' Equity	$1,717,826	$1,673,268

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (unaudited)
(All amounts in thousands, except share data)
	Nine Months Ended		Three Months Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
REVENUES:

Net Sales	$2,619,919	$2,414,314	$1,023,662	$968,109
Other Revenue	24,209	21,832	8,368	7,512

	2,644,128	2,436,146	1,032,030	975,621
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation)	1,663,396	1,523,138	649,340	611,010
Selling and Administrative Expenses	766,813	704,320	267,562	236,823
Depreciation	67,979	64,797	22,916	20,625
Interest Expense	3,851	5,352	683	1,780

Other (Income), Net	(1,100)	(9,001)	(3,592)	(3,406)
	2,500,939	2,288,606	936,909	866,832

Income From Continuing Operations Before Provision for Income Taxes	143,189	147,540	95,121	108,789
Provision for Income Taxes	55,413	57,370	36,811	42,674

Income from Continuing Operations	87,776	90,170	58,310	66,115
(Loss) Income from Discontinued Operations, Net of Tax	-	(439)		603
Net Income	87,776	89,731	58,310	66,718

Net Unrealized Gain on Non-Marketable Securities, Net of Tax	-	1	-	-

Total Comprehensive Income	$ 87,776	$ 89,732	$ 58,310	$ 66,718

Basic Earnings Per Share:

Basic Income Per Share from Continuing Operations	$ 1.96	$ 2.02	$ 1.30	$ 1.48
Basic (Loss) Income Per Share from Discontinued Operations	-	(0.01)	-	0.01
Basic Net Income Per Share	$ 1.96	$ 2.01	$ 1.30	$ 1.49

Diluted Earnings Per Share:

Diluted Income Per Share from Continuing Operations	$ 1.95	$ 2.02	$ 1.30	$ 1.48
Diluted (Loss) Income Per Share from Discontinued Operations	-	(0.01)	-	0.01
Diluted Net Income Per Share	$ 1.95	$ 2.01	$ 1.30	$ 1.49

Basic Weighted Average Shares Outstanding	44,773,689	44,653,779	44,774,850	44,679,699

Diluted Weighted Average Shares Outstanding	44,957,085	44,750,045	44,965,772	44,787,991

Dividends Per Share	$ 0.04	$ 0.60	$ -	$ 0.56

See notes to the condensed consolidated financial statements.

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(All amounts in thousands)
	Nine Months Ended
	February 25, 2006	February 26, 2005
OPERATING ACTIVITIES
Net Income	$ 87,776	$ 89,731
Loss from Discontinued Operations, Net of Tax	-	439
Income from Continuing Operations	87,776	90,170
Adjustments to Reconcile Net Income from Continuing Operations to Net Cash Provided by Operating Activities:
Depreciation	67,979	64,797
Provision for Losses on Accounts Receivable	3,448	5,816
Provision for Deferred Income Taxes	(4,280)	311
Loss (Gain) on Disposition of Fixed Assets and Leasehold Purchases	2,645	(953)
Non-Cash Rent Expense and Other	3,774	567
Changes in Operating Assets and Liabilities:
Investments	(32,490)	(4,614)
Accounts Receivable	(5,406)	(6,895)
Merchandise Inventories	11,120	(104,549)
Prepaids and Other Current Assets	4,510	(166)
Accounts Payable	22,321	83,293
Other Current Liabilities and Income Taxes Payable	38,803	19,085

Net Cash Provided by Continuing Operations	200,200	146,862
Net Cash Used in Discontinued Operations	-	(1,182)

Net Cash Provided by Operating Activities	200,200	145,680

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(64,759)	(76,135)
Proceeds from Sale of Fixed Assets and Leaseholds	687	4,508
Lease Acquisition Costs	(635)	(4,225)
Receipts Against Long Term Notes Receivable	-	35
Issuance of Notes Receivable	(46)	-
Decrease (Increase) in Restricted Cash and Cash Equivalents	1,135	(1,092)
Minority Interest	20	(210)

Net Cash Used in Investing Activities	(63,598)	(77,119)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt	470	-
Principal Payments on Long Term Debt	(101,080)	(937)
Issuance of Common Stock Upon Exercise of Stock Options	59	1,404
Treasury Stock Transactions	-	598
Payment of Dividends	(1,791)	(26,783)
Net Cash (Used in) Financing Activities	(102,342)	(25,718)

Increase in Cash and Cash Equivalents	34,260	42,843
Cash and Cash Equivalents at Beginning of Period	47,953	29,817
Cash and Cash Equivalents at End of Period	$ 82,213	$ 72,660

Interest Paid:	$ 4,528	$ 4,158
Income Taxes Paid:	$ 41,887	$ 45,166

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$ 3,901	$ 2,183

See notes to the condensed consolidated financial statements.

Page

5

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE AND THREE MONTHS ENDED FEBRUARY 25, 2006 AND
FEBRUARY 26, 2005 (UNAUDITED)

1.   The condensed consolidated financial statements include the accounts of Burlington Coat Factory Warehouse Corporation and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest ("the Company"). All subsidiaries are wholly owned except two. The Company maintains a ninety percent interest and a seventy-five percent interest, respectively, in two investments. These investments are consolidated net of their minority interests. All significant intercompany accounts and transactions have been eliminated. Previously, the Company had maintained a fifty percent interest in a third investment in a partnership in which it maintained managerial and financial control. During the third quarter of fiscal 2005, the partnership was dissolved and all assets were distributed to the partners. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at May 28, 2005 has been derived from the audited financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2005. Because the Company's business is seasonal in nature, the operating results for the nine and three months ended February 25, 2006 and the corresponding periods ended February 26, 2005 are not necessarily indicative of results for the fiscal year.

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

3.   Restricted cash and cash equivalents consist of $11.4 million pledged as collateral for certain insurance contracts and $2.4 million contractually restricted and related to the acquisition and maintenance of a building related to a store operated by the Company.

4.Merchandise inventories as of February 25, 2006 and May 28, 2005 are valued at the lower of cost, on a First In First Out (FIFO) basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item "Cost of Sales" in the Company's Condensed Consolidated Statement of Operations. Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses" and "Depreciation" in the Companys Condensed Consolidated Statement of Operations. Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $36.8 million and $12.2 million for the nine and three months ended February 25, 2006, respectively, and $33.9 million and $11.4 million for the comparative periods of fiscal 2005. Depreciation related to the warehousing and purchasing functions amounted to $6.2 million and $2.0 million for the nine and three month periods ended February 25, 2006, respectively, and $6.6 million and $2.2 million for the comparative periods of fiscal 2005. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses. The Company also establishes reserves for inventory levels based on historical analysis of product sales and current market conditions. The reserves are revised, if necessary, on a quarterly basis for adequacy. The Company's reserves against inventory, at cost, were $17.1 million and $15.0 million as of February 25, 2006 and May 28, 2005, respectively.

5.   The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting For Certain Investments in Debt and Equity Securities. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Securities that the Company intends to sell in the near term are classified as trading securities and are carried at fair market value, with unrealized gains and losses included in net income. Investments not classified as held-to-maturity or trading securities are classified as available-for-sale and are carried at fair market value, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. During the three month period ended February 25, 2006, investment securities previously classified as available-for-sale were reclassified as trading securities as the Company intends to sell these securities within the next two months. At the balance sheet dates presented, investments consisted of (in thousands):

February 25, 2006
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Fund	$166,460	$ -	$166,460
Equity Investments	664	30	694
	$167,124	$30	$167,154

   May 28, 2005
	Cost	Unrealized Gains (Losses)	Fair Market Value
Trading Securities (Current):
Short Term Municipal Bond Investments	$134,772	($ 108)	$134,664

Available-for-Sale Investments (Long Term):
Equity Investments	$ 23	$ 4	$ 27

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

7.   Other (Income) Loss, Net consists of investment income, gains (losses) from disposition of fixed assets and other miscellaneous income (loss) items. Losses from disposition of fixed assets amounted to $2.6 million and $0.5 million for the nine and three month periods ended February 25, 2006, respectively. For the comparative nine and three month periods ended February 26, 2005, the Company realized net gains on dispositions of fixed assets of $1.0 million and $1.6 million, respectively. During fiscal 2006, losses from dispositions of fixed assets were offset in part by increases in investment income during the nine and three month periods compared with the comparative periods ended February 26, 2005. Interest income increased $3.0 million to $5.9 million and $1.4 million to $3.1 million for the nine and three month periods ended February 25, 2006, respectively. The Company recorded miscellaneous losses of $3.5 million during the second quarter of fiscal 2006 related to the write-off of the net book value of assets damaged during Hurricanes Katrina and Wilma (see note 33 in the notes to the condensed consolidated financial statements). During the nine month period ended February 26, 2005, the Company recorded miscellaneous income of $4.2 million in settlement of claims the Company had filed in the bankruptcy proceeding of K-Mart Corporation in connection with the rejection by K-Mart of leases for four locations that had been subleased to the Company. During the third quarter of fiscal 2006, the Company recorded an additional $0.6 million in miscellaneous income related to the settlement of these claims.

8.   As of February 25, 2006, the Company had a current deferred tax asset of $23.1 million and a non-current deferred tax asset, net of valuation allowances, of $19.9 million. As of May 28, 2005, the Company had a current deferred tax asset of $22.2 million and a non-current deferred tax asset of $16.6 million. Income taxes are provided on an interim basis based upon the Company's estimate of the effective annual income tax rate. The Company is in the process of restructuring the corporate structure of its subsidiaries as it relates to state operations. The Company expects to substantially complete the restructuring in April 2006. The impact of the restructuring on the Company's net operating losses and its valuation allowances has not yet been determined.

As of February 25, 2006 and May 28, 2005, valuation allowances amounted to $10.6 million and related primarily to state tax net operating losses. The Company believes it is unlikely that it will be able to utilize the benefit of these losses in the future. Current deferred tax assets consisted primarily of certain operating costs, provisions for uncollectible receivables, and certain inventory related costs not currently deductible for tax purposes. Non-current deferred tax assets primarily reflected rent expense and pre-opening costs not currently deductible for tax purposes.

9.   The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company's intangible assets primarily represent costs incurred to acquire long term store leases. These leasehold purchases are recorded at cost, which approximates fair value, and, in accordance with SFAS No. 142, are amortized over the minimum lease term, including option periods where the exercise of the option period can be reasonably assured, which approximates the leasehold's useful life. Amortization of intangibles is included in Selling and Administrative Expenses in the Company's Condensed Consolidated Statement of Operations. Intangible assets as of February 25, 2006 and May 28, 2005 are as follows (in thousands):
	February 25, 2006			May 28, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Leasehold Purchases	$63,879	$16,770	$47,109	$63,245	$15,087	$48,158
Other	463	326	137	1,042	415	627
	$64,342	$17,096	$47,246	$64,287	$15,502	$48,785

Amortization expense amounted to $3.1 million and $0.8 million for the nine and three months ended February 25, 2006, respectively, compared with $3.2 million and $0.9 million for the nine and three months ended February 26, 2005, respectively. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2007 - $3.7 million; fiscal 2008 - $3.7 million; fiscal 2009 - $3.7 million; fiscal 2010 - $3.5 million; and fiscal 2011 - $3.4 million. Amortization for the remainder of fiscal 2006 is expected to be approximately $1.0 million.

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

12.  Other liabilities primarily consist of deferred lease incentives, the net accumulation of excess straight line rent expense over actual rental expenditures, and minority interest in investments. Deferred lease incentives are funds received from landlords used primarily to offset the costs of store remodelings. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Minority interest in the two consolidated investments, which are not wholly owned by the Company, amounted to $0.7 million and $0.7 million at February 25, 2006 and May 28, 2005, respectively.

13.  The Company establishes reserves to cover contractual lease payments and other ancillary costs associated with store closings that extend beyond the store's closing date. Established reserves by fiscal year and related payments are as follows (in millions):
	Fiscal Year 2003	Fiscal Year 2004	Fiscal Year 2005	Fiscal Year 2006 (nine months)	Total Reserve as of February 25, 2006

Reserves Established	$0.4	$1.5	$0.3	$0.6
Payments Applied to Reserve
Fiscal 2004	(0.1)	(0.4)	-	-
Fiscal 2005	(0.2)	(0.6)	-	-
Fiscal 2006 (nine months)	(0.1)	(0.1)	(0.3)	(0.2)
	$ -	$0.4	$ -	$0.4	$0.8

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs associated with these closings.

14.  Long-term debt consists of (in thousands):

	February 25, 2006	May 28, 2005

Promissory Notes, 4.38% due in monthly payments of $8 through December 23, 2011	$ 465	$ -
Senior Notes, 4.06% due in annual payments of various amounts from September 30, 2006 to September 30, 2010	-	36,000
Senior Notes, 4.67% due in annual payments of various amounts from September 30, 2007 to September 30, 2013	-	64,000
Industrial Revenue Bonds, 6.0% due in semi-annual payments of various amounts from September 1, 2004 to September 1, 2010	5,000	5,735
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	1,183	1,333
Capital Lease Obligations	26,280	26,469
Subtotal	32,928	133,537
Less Current Portion	(1,353)	(1,190)
Long-Term Debt and Obligations Under Capital Leases	$ 31,575	$132,347

     On November 2, 2005, the Company prepaid in full $100 million of the Company's senior notes without any prepayment premium. The Company used existing unrestricted cash generated from operating activities, as well as cash from the sale of short-term investments, to pay off the senior notes. The Company did not borrow any amounts in order to pay off the senior notes. In connection with the prepayment of the senior notes, the Company wrote off approximately $0.5 million in unamortized deferred debt charges during the second quarter of fiscal 2006, which was recorded in Selling and Administrative Expenses on the Company's Condensed Consolidated Statement of Operations.

     In January 2006, the Company purchased the groundlease and sublease related to one of its store locations. The Company financed this purchase partially through the issuance of a promissory note in the principal amount of $0.5 million. The note bears interest at 4.38% per annum and matures on December 23, 2011. The loan evidenced by the note is to be repaid in equal monthly installments of $7,539 which began on February 23, 2006.

15.  During the second quarter of fiscal 2006, the Company entered into a death benefit agreement with three of its executive officers, Andrew R. Milstein, Stephen E. Milstein and Mark A. Nesci. Each of Andrew R. Milstein and Stephen E. Milstein beneficially own more than 5% of the outstanding shares of the Company's common stock. In addition, Andrew R. Milstein and Stephen E. Milstein are parties to a Voting Agreement, pursuant to which the other parties thereto have granted Andrew R. Milstein and Stephen E. Milstein an irrevocable proxy to vote the shares of Common Stock owned by such parties. The shares of Common Stock subject to the Voting Agreement represent a majority interest of the issued and outstanding shares of Common Stock of the Company. The agreement provides that, subject to certain conditions set forth in the agreement, the Company will pay a death benefit of $1,000,000 to the executive's estate or designated beneficiary after the death of the executive. The Company recorded, in Selling and Administrative Expenses on its Condensed Consolidated Statement of Operations, $0.6 million of expense related to these agreements during the nine month period ended February 25, 2006 using the net present value of the expected benefit payouts based on the executives' life expectancies.

16.  On November 14, 2005, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($0.04) per share payable on January 9, 2006 to stockholders of record on November 28, 2005. The paid dividend amounted to $1.8 million.

17.  The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income. For the nine and three months ended February 26, 2005, comprehensive income consisted of net income and net unrealized gains (loss) on available-for-sale investments. During the three month period ended February 25, 2006, investment securities previously classified as available-for-sale were reclassified as trading securities. The related unrealized gains on these securities were recognized in net income during the three months ended February 25, 2006.

18.  The Company has one reportable segment, which operates within the United States. Sales by major product categories are as follows (in thousands):
	Nine months Ended		Three Months Ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005
Apparel	$2,102,335	$1,928,039	$835,615	$790,255
Home Products	517,584	486,275	188,047	177,854
	$2,619,919	$2,414,314	$1,023,662	$968,109

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

19.  Other Revenue consists of rental income received from leased departments, subleased rental income, layaway and alteration service charges and other miscellaneous items. Layaway and alteration service fees amounted to $6.6 million and $1.3 million for the nine and three month periods ended February 25, 2006 compared with $6.5 million and $1.3 million in the comparative periods of the prior year. Rental income from leased departments amounted to $8.7 million and $3.8 million for the nine and three month periods ended February 25, 2006, respectively, compared with $7.2 million and $2.9 million in the comparative periods of fiscal 2005. Subleased rental income and other miscellaneous revenue items amounted to $8.9 million and $3.2 million for the nine and three month periods ended February 25, 2006, respectively. Subleased rental income and other miscellaneous revenue items were $8.2 million and $3.2 million for the comparative periods of fiscal 2005.

20.  Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force ("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor. EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down. Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Rebates and allowances that were reimbursements of specific expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.7 million and $0.2 million for the nine and three month periods ended February 25, 2006, respectively. Reimbursement of expenses for the nine and three month periods ended February 26, 2005 amounted to $0.6 million and $0.2 million, respectively.

21.  In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting For the Costs of Computer Software Developed For or Obtained for Internal-Use. The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $3.6 million and $1.0 million relating to these costs during the nine and three month periods ended February 25, 2006, respectively. For the comparative nine and three month periods of fiscal 2005, the Company capitalized $2.4 million and $1.1 million, respectively.

22.  SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company issued options to purchase 161,300 shares of common stock during fiscal 2005. No compensation expense was recorded during the nine and three month periods ending February 26, 2005 because the quoted market price of the Company's stock at the date of the grant did not exceed the amount grantees must pay to acquire the stock. The Company did not issue, and there was no compensation expense related to, the issuance of any stock options during the nine and three month periods ended February 25, 2006. The following table illustrates the effect on net income and net income per share for the nine and three month periods ended February 25, 2006 and February 26, 2005 if the Company had applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Nine months Ended	Nine months Ended	Three Months Ended	Three Months Ended
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Net income as reported	$87,776	$89,731	$58,310	$66,718
Expense under fair value method, net of tax effect	(388)	(214)	(52)	(121)
Pro forma net income	$87,388	$89,517	$58,258	$66,597
Income per share:
Basic - as reported	$1.96	$2.01	$1.30	$1.49
Diluted - as reported	$1.95	$2.01	$1.30	$1.49
Basic - pro forma	$1.95	$2.00	$1.30	$1.49
Diluted - pro forma	$1.94	$2.00	$1.30	$1.49

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

23.  The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, in general, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is generally measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments. During the nine month period ended February 25, 2006, the Company incurred impairment charges of $1.3 million. There were no impairment charges recorded during the three month period ended February 25, 2006. These impairment charges do not include any asset write-downs related to the stores impacted by Hurricanes Katrina or Wilma that are described in note 33.

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

	Nine Months Ended (all amounts in thousands)		Three Months Ended (all amounts in thousands)
	February 25, 2006	February 26, 2005	February 25, 2006	February 26, 2005
Revenues	-	$9,984	-	$3,583
Gross Margin	-	3,049	-	1,277
Selling and Administrative Expenses	-	3,367	-	484
Depreciation	-	301	-	89
Income (Loss) from Discontinued Operations Before Income Tax Provision (Benefit)	-	(198)	-	764
Income (Loss) from Discontinued Operations, Net of Tax	-	($439)	-	$603

25.  The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expenses as incurred. Net advertising expenses for the nine and three month periods ended February 25, 2006 were $55.1 million and $17.9 million, respectively. For the comparative periods of last year, net advertising costs were $47.8 million and $12.8 million, respectively. The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors' products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expense were $0.8 million and $0.4 million for the nine and three months ended February 26, 2005, respectively. For the nine and three months ended February 26, 2005, vendor rebates amounted to $0.8 million and $0.4 million, respectively.

26.  Basic and diluted income per share is based on the weighted average number of shares outstanding during each period. The amounts used in the calculation of basic and diluted income per share are as follows (in thousands):

	Nine Months Ended February 25, 2006			Nine Months Ended February 26, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share:
Income from Continuing Operations	$87,776	44,774	$1.96	$90,170	44,654	$2.02
Dilutive Effect of Stock Options	-	183	(0.01)	-	96	-
Diluted Income Per Share:
Income from Continuing Operations	$87,776	44,957	$1.95	$90,170	44,750	$2.02
	Three Months Ended February 25, 2006			Three Months Ended February 26, 2005
	Income	Shares	Per Share	Income	Shares	Per Share
Basic Income Per Share:
Income from Continuing Operations	$58,310	44,775	$1.30	$66,115	44,680	$1.48
Dilutive Effect of Stock Options	-	191	-	-	108	-
Diluted Income Per Share:
Income from Continuing Operations	$58,310	44,966	$1.30	$66,115	44,788	$1.48

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

    d.  In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 beginning with the current fiscal year's second quarter. The adoption of SFAS No. 153 did not have any impact on the Company's consolidated financial condition, results of operations or cash flows.

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

33.  As a result of the effects of Hurricane Katrina on August 29, 2005 and Hurricane Wilma on October 23, 2005, three of the Company's stores in Louisiana and Florida were damaged and remain closed. All merchandise inventory in these three stores, totaling $14.0 million at retail and approximately $7.6 million at cost, was destroyed. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory. All of the Company's long-lived assets at these three stores, which had a net book value of approximately $3.8 million, were damaged or destroyed. The Company is insured at replacement cost for these assets except for certain leasehold improvements. During the second quarter of fiscal 2006, the Company recorded a miscellaneous loss in the amount of $3.5 million related to the insurance deductible and the net book value of leasehold improvements not reimbursable by the Company's insurance as the Company expects the landlord to replace these leasehold improvements. In November 2005, the Company received a partial payment on this claim of $1.6 million. After application of this payment, the Company recorded a receivable of $6.3 million in Prepaid and Other Current Assets on the Company's Condensed Consolidated Balance Sheet as of November 26, 2005 for insurance recoveries related to the Hurricanes Katrina and Wilma losses based on the determination that the realization of insurance claims sufficient to cover these losses is probable. During the three month period ended February 25, 2006, the Company received $5.3 million in payments towards its claim. The receivable remaining at February 25, 2006 amounted to $1.0 million. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the receivable currently recorded.

34.  On January 18, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Burlington Coat Factory Holdings, Inc. ("Holdings") and BCFWC Mergersub, a wholly-owned subsidiary of Holdings ("Merger Sub"). Holdings and Merger Sub are newly-formed affiliates of Bain Capital Partners, LLC. If the Merger Agreement is adopted by the Company's stockholders and the other closing conditions under the Merger Agreement have been satisfied or waived, Merger Sub will merge with and into the Company (the "Merger"). The Company will be the surviving corporation in the Merger and will become a wholly-owned subsidiary of Holdings. In connection with the execution and delivery of the Merger Agreement, Holdings obtained commitments to provide approximately $2.075 billion in debt financing, not all of which is expected to be drawn at the closing of the Merger. The debt financing is expected to consist of (a) an $800 million senior secured revolving credit facility, (b) a $900 million senior secured term loan facility and (c) either (i) a combination of $375 million in gross proceeds from the issuance and sale of senior unsecured notes or (ii) if such notes are not issued, then $375 million of senior unsecured bridge loans under a senior bridge facility. If the debt financing is consummated, the Company will be the borrower under each of the facilities. In addition, the Company expects that, as a condition to the debt financing, the majority of the Company's subsidiaries will guaranty the Company's obligations under the facilities and the Company's existing $100.0 million revolving line of credit will be terminated. The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, (i) the Company will be required to pay Holdings a termination fee of $70 million or (ii) Holdings will be required to pay the Company a termination fee of $70 million. A purported class action complaint was filed by putative stockholders of the Company against the Company and its directors challenging the proposed Merger. On March 30, 2006, the Company and its directors entered into a memorandum of understanding for a settlement, which will be subject to court approval, pursuant to which the lawsuit will be dismissed against all parties to the lawsuit. The Company does not believe that the settlement, as contemplated by the memorandum of understanding, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

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

Overview

Burlington Coat Factory experienced an increase in sales in both the first nine months and the third quarter of fiscal 2006. Net sales from continuing operations for the first nine months of fiscal 2006 ended February 25, 2006 were $2.62 billion compared with $2.41 billion for the comparative period ended February 26, 2005, an 8.5% increase. These results reflect a 5.5% comparative store sales increase over the comparative period in the prior year. For the three month period ended February 25, 2006, net sales were $1.02 billion compared with $968.1 million for the three month period ended February 26, 2005, a 5.7% increase. Comparative store sales increased 3.5% during the three month period. Comparative store sales increased 7.5% in December, decreased 3.6% in January and increased 0.7% in February compared with the same periods last year. Gross margin percentage decreased during the nine and three month periods ended February 25, 2006 compared with the nine and three month periods ended February 26, 2005 due primarily to an increase in freight costs and, to a lesser extent, slightly lower initial margins. Gross margin percentages were 36.5% and 36.6% for the nine and three month periods ended February 25, 2006 compared with 36.9% for both of the comparative periods of a year ago.

During the first nine months of fiscal 2006, the Company opened eight Burlington Coat Factory stores and three free standing MJM Designer Shoes stores. An additional five Burlington Coat Factory stores were relocated during the nine months ended February 25, 2006 to new locations within their existing trading markets. The Company continuously monitors and evaluates store profitability. Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made. The only stores included in the Company's calculation of discontinued operations are permanently closed stores where sales by another store will not absorb a significant amount of the closed store's sales. Two Burlington Coat Factory stores and two Luxury Linens stores were closed during the nine month period ended February 25, 2006. These stores were not included in the Company's calculation of discontinued operations because sales by other stores within the same trading markets are expected to absorb a significant amount of these closed stores' sales.* In addition, the Company has three Burlington Coat Factory stores that remain temporarily closed due to damage caused by Hurricanes Katrina and Wilma. Two of these stores are located in New Orleans and the other store is located in southern Florida. The Company has not yet determined when these stores will reopen. The Company does not expect to open or relocate any additional stores during the remainder of fiscal 2006.* During fiscal year 2007, the Company plans to open 20 additional stores.*

In October 2005, the Company entered into a lease for approximately 440,000 rentable square feet for a new distribution center in San Bernardino, California. The Company is currently installing the necessary equipment at the new distribution center and expects it to be operational in the first or second quarter of fiscal 2007.* Once the San Bernardino distribution center is operational, the Company plans to end its third party distribution service in Ontario, California.* The initial term of the lease is seven years with a first option to renew for an additional five years and a second option to renew for an additional eight years. The initial annual base rent under the lease is approximately $1.46 million. The Company expects to spend approximately $10 million in capital expenditures for the set-up of the new distribution center.*

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

Key Performance Measures

Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, inventory turnover, inventory levels, gross margin, net operating margin and liquidity.

Comparative store sales are a measure of the performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. Beginning in fiscal 2004, the Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. The Company experienced an increase in comparative store sales of 5.5% and 3.5% in the nine and three month periods of fiscal 2006 compared with comparative periods of fiscal 2005.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail stock for the period being measured. The inventory turnover rates for the nine month periods ended February 25, 2006 and February 26, 2005 were 2.5 and 2.3, respectively.

Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. To assist with inventory management, the Company is currently in the process of evaluating a third party markdown optimization software system for its stores. The system will allow the Company to track merchandise performance and implement markdowns on a regional, rather than on a national basis.* Management's goal for the system is to improve the Company's ability to monitor the performance of merchandise in order to more precisely clear underperforming merchandise earlier in the season and manage pricing decisions more efficiently.* The Company initially tested the system for ladies' sportswear and one category of girls' sportswear during the 2005 fall season. At February 25, 2006, inventory was $709.8 million, an average of $1.94 million per store, versus $727.1 million, an average of $2.00 million per store, at February 26, 2005. This decrease in inventory is due primarily to decreases in outerwear and linens inventories. The Company's linens inventories have decreased significantly since February 26, 2005 as a result of price deflation and planned unit reductions.

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the nine month period ended February 25, 2006, the Company experienced a decrease in gross margin percentage to 36.5% from 36.9% for the nine month period ended February 26, 2005. For the three month period ended February 25, 2006, gross margin percentage decreased to 36.6% from 36.9% for the three month period ended February 26, 2005. These decreases were due primarily to decreases in initial markons and increased freight costs.

Net operating margin provides management with an indication of the operating profitability of the Company. Net operating margin is the difference between revenues (net sales and other revenue) and the combination of the Cost of Sales and operating expenses (Selling and Administrative Expenses and Depreciation). Net operating margin for the nine and three month periods ended February 25, 2006 was $145.9 million and $92.2 million, respectively. For the comparative nine and three month periods of last fiscal year, net operating margin was $143.9 million and $107.2 million, respectively.

Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities. In the current fiscal year's nine month period compared with the comparative period of a year ago, the Company experienced a decrease in cash flow primarily as a result of the Company's prepayment in full of the Company's $100 million long-term notes in November 2005. This decrease was offset in part by lower capital and inventory expenditures and from the sale of short term investments during the nine month period ended February 25, 2006 compared with the comparative period of a year ago. Along with cash flow, working capital assists management in determining the Company's ability to meet its cash requirements. Working capital measures the Company's current financial position. Working capital is current assets minus current liabilities. Working capital at February 25, 2006 was $406.0 million compared with $407.2 million at May 28, 2005.

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

The Company believes that the following represent its more critical estimates and assumptions used in the preparation of the condensed consolidated financial statements:

Inventory. The Company's inventory is valued at the lower of cost or market using the retail first-in, first-out ("FIFO") inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that the Company's retail inventory method and application of FIFO provides an inventory valuation which reasonably approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. A physical inventory is conducted at the end of the fiscal year to calculate actual shrinkage. The Company also estimates its required markdown allowances. The Company's markdown allowance amounted to $17.1 million and $15.0 million, at cost, as of February 25, 2006 and May 28, 2005, respectively (see note 4 in the notes to the condensed consolidated financial statements). If actual market conditions are less favorable than those projected by management, additional markdowns may be required.* While the Company makes estimates on the basis of the best information available to it at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.*

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

Insurance. The Company has risk participation agreements with insurance carriers with respect to workers' compensation, liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in the Company's costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker's compensation claims by employees, health insurance claims by employees or liability claims may result in a corresponding increase in the Company's costs related to these claims.* Insurance reserves amounted to $28.7 million and $24.2 million at February 25, 2006 and May 28, 2005, respectively.

Reserves for Revenue Returns. The Company records reserves for future revenue returns. The reserves are based on current revenue volume and historical claim experience. If claims experience differs from historical levels, revisions in the Company's estimates may be required. Sales reserves amounted to $2.1 million and $2.0 million at February 25, 2006 and May 28, 2005, respectively.

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

Allowance for Doubtful Accounts. The Company maintains allowances for bad checks, miscellaneous receivables and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for current conditions. Allowances for doubtful accounts amounted to $1.2 million and $0.8 million at February 25, 2006 and May 28, 2005, respectively.

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

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

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

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

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--An Amendment of APB Opinion No. 29. SFAS No. 153 amends Opinion No. 29 to eliminate the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with a general exemption for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange is considered to have commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision is effective for fiscal periods beginning after June 15, 2005. The Company adopted SFAS No. 153 beginning with the current fiscal year's second quarter. The adoption of SFAS No. 153 did not have any impact on the Company's current consolidated financial condition, results of operations or cash flows.

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

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

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

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the nine and three month periods ended February 25, 2006 and February 26, 2005.

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	February 25,	February 26,	February 25,	February 26,
	2006	2005	2006	2005

Net Sales	100.0%	100.0%	100.0%	100.0%

Cost of Sales	63.5	63.1	63.4	63.1
Selling & Administrative Expenses	29.3	29.2	26.1	24.5
Depreciation	2.6	2.7	2.2	2.1
Interest Expense	0.1	0.2	0.1	0.2
Other (Income) Loss, Net	-	(0.4)	(0.4)	(0.4)
Other Revenue	0.9	0.9	0.8	0.8
Income from Continuing Operations Before Income Taxes	5.5	6.1	9.3	11.2
Income Tax Expense	2.1	2.4	3.6	4.4
Net Income	3.4%	3.7%	5.7%	6.9%

Nine and Three Month Periods Ended February 25, 2006 and February 26, 2005

Sales

Consolidated net sales increased $205.6 million (8.5%) for the nine month period ended February 25, 2006 compared with the comparative period of a year ago. Comparative stores sales increased 5.5% for the first nine months of fiscal 2006.

The Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. This method is used in this section in comparing the results of operations for the nine and three month periods ended February 25, 2006 with the results of operations for the nine and three month periods ended February 26, 2005.

Eight new Burlington Coat Factory department stores opened during the first nine months of fiscal 2006 contributed $46.0 million to net sales for the first nine month period of fiscal 2006. Burlington Coat Factory stores opened during fiscal 2005 contributed $45.8 million to this year's net sales in their non-comparative periods.

Net sales increased $55.6 million (5.7%) for the three month period ended February 25, 2006 compared with the comparative period of a year ago. Comparative store sales increased 3.5% for the three month period. Burlington Coat Factory stores opened during fiscal 2006 contributed $23.1 million to this fiscal year's net sales for the three month period ended February 25, 2006. Stores opened during fiscal 2005 contributed $11.4 million to net sales for the three month period ended February 26, 2005.

The Cohoes Fashions stores contributed $36.1 million and $13.5 million to consolidated sales for the nine and three month periods ended February 25, 2006 compared with $33.8 million and $12.7 million for the comparative periods ended February 26, 2005. The increases for the nine and three month periods ended February 25, 2006 compared with the comparative periods ended February 26, 2005 are due primarily to increases in comparative store sales of 3.4% and 5.5% for the nine and three month periods ended February 25, 2006, respectively, compared with the comparative periods of last year.

The MJM Designer Shoes stores contributed $41.6 million and $13.8 million to sales for the nine and three month periods ended February 25, 2006 compared with $29.3 million and $10.4 million for the comparative periods of a year ago. This increase is due to a comparative store sales increase of 12.7% and 9.5% for the nine and three month periods ended February 25, 2006, respectively, compared with the comparative periods of last year, and to the sales of three MJM Designer Shoes stores opened during fiscal 2006 and the sales of four MJM Designer Shoes stores opened during fiscal 2005 during their non-comparative periods.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway and alteration service charges and miscellaneous revenue items) increased to $24.2 million and $8.4 million for the respective nine and three month periods ended February 25, 2006 compared with $21.8 million and $7.5 million for the comparative periods of a year ago. The increase for the nine month period is related primarily to increases in rental income.

Cost of Sales

Cost of sales increased $140.3 million (9.2%) for the nine month period ended February 25, 2006 compared with the nine month period ended February 26, 2005. The dollar increase in cost of sales was due primarily to the increase in net sales during the nine month period ended February 25, 2006 compared with the nine month period ended February 26, 2005 and to increased freight costs. Cost of sales as a percentage of net sales increased from 63.1% in the fiscal 2005 nine month period to 63.5% in the fiscal 2006 nine month period. The increase in cost of sales, as a percentage of net sales, for the fiscal 2006 nine month period compared with the fiscal 2005 nine month period, was primarily the result of lower initial margins and increased freight charges. The increase in freight charges was due primarily to fuel surcharges resulting from increased gasoline and oil prices and, to a lesser extent, a change in merchandise mix. The Company's freight charges could continue to increase if fuel costs continue to rise.* This may have an adverse impact on the Company's cost of sales and gross margin to the extent that the Company does not pass the increased costs through to its customers.* The Company's cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the Selling and Administrative Expenses line item in the Condensed Consolidated Statements of Operations. The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

For the three month period ended February 25, 2006, compared with the three month period ended February 26, 2005, cost of sales increased from $611.0 million to $649.3 million. For the comparative three month periods, as a percentage of sales, cost of sales increased to 63.4% from 63.1%. This increase is primarily attributable to increases in freight charges.

Selling and Administrative Expense

Selling and Administrative Expenses, including amortization of leasehold purchases, were $766.8 million and $267.6 million for the nine and three month periods ended February 25, 2006, respectively, compared with $704.3 million and $236.8 million for the respective comparative periods of a year ago. The increase in Selling and Administrative Expenses was due primarily to the increased number of stores in operation during the nine and three month periods of this fiscal year compared with the comparative periods of a year ago. Increases in utility costs, advertising expenditures and employee benefits also contributed to the increased Selling and Administrative Expenses for the nine and three month periods ended February 25, 2006. In addition, the Company incurred approximately $2.4 million and $2.1 million during the nine and three month periods ended February 25, 2006 in non-recurring charges related to the pending sale of the Company. See "Recent Developments" on Page 42. As a percentage of net sales, Selling and Administrative Expenses were 29.3% and 26.1% for the nine and three month periods ended February 25, 2006, respectively. For the comparative nine and three month periods ended February 26, 2005, Selling and Administrative Expenses were 29.2% and 24.5% of sales, respectively. For the three month period ended February 25, 2006 compared with the comparative period of a year ago, as a percentage of net sales, payroll related expenses increased 0.3% due to higher employee benefit costs, advertising costs increased 0.4%, and occupancy costs increased 0.2% due to higher utility costs. In addition, costs related to the pending sale of the Company caused Selling and Administrative Expenses to increase 0.2% for the three month period ended February 25, 2006.

Depreciation Expense

For the nine month period ended February 25, 2006, depreciation expense amounted to $68.0 million compared with $64.8 million for the comparative period of a year ago. This increase is attributable primarily to depreciation recognized on capital additions relating to new store purchases, improvements, expansions and remodelings over the past two fiscal years. Depreciation expense amounted $22.9 million and $20.6 million for the three month periods ended February 25, 2006 and February 25, 2005, respectively.

Interest Expense

Interest expense decreased $1.5 million to $3.9 million for the nine month period ended February 25, 2006 compared with the nine month period ended February 26, 2005. For the three month period ended February 25, 2006, compared with the three month period ended February 26, 2005, interest expense decreased $1.1 million to $0.7 million. This decrease in interest expense is primarily related to decreases in debt amounts due to normal debt retirements and to the Company's prepayment of $100.0 million of senior notes in November 2005.

Other Income, Net

Other (Income) Loss, Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) decreased $7.9 million to $1.1 million for the nine month period ended February 25, 2006 compared with the nine month period ended February 26, 2005 and increased $0.2 million to $3.6 million for the three month period ended February 25, 2006 compared with the three month period ended February 26, 2005. During the nine and three month periods ended February 25, 2006, losses on disposition of fixed assets amounted to $2.6 million and $0.5 million, respectively. Losses on disposition of fixed assets resulted from the write-off of remaining book values of assets related to closed stores. In addition, these losses included a realized loss of $0.3 million on the sale of one of the Company's properties. For the nine and three month periods ended February 26, 2005, the Company realized a net gain on disposition of property and equipment of $1.0 million and $1.6 million, respectively. Interest income amounted to $5.9 million and $3.1 million for the nine and three month periods ended February 25, 2006 compared with $3.0 million and $1.7 million for the comparative periods of a year ago. The increases in the comparative periods were due primarily to higher interest rates in the fiscal 2006 periods compared with the fiscal 2005 periods. Net miscellaneous loss items amounted to $2.2 million for the nine month period ended February 25, 2006. For the three month period ended February 25, 2006, miscellaneous income items amounted to $1.0 million. Miscellaneous losses recorded in fiscal 2006 consisted primarily of a $3.5 million loss related to assets damaged by Hurricanes Katrina and Wilma in three of the Company's stores during the second quarter of fiscal 2006. For the comparative periods of fiscal 2005, net miscellaneous income items amounted to $5.1 million and $0.1 million. The miscellaneous income recorded in the nine month period of fiscal 2005 was related to the Company's receipt of $4.2 million in settlement of claims the Company had filed in the bankruptcy proceedings of K-Mart Corporation in connection with the rejection by K-Mart of leases for four locations that had been subleased to the Company. The Company received an additional $0.6 million during the third quarter of fiscal 2006 related to the settlement of these claims.

Income Tax

Income tax expense was $55.4 million and $36.8 million for the nine and three month period ended February 25, 2006, respectively, compared to $57.4 million and $42.7 million for the comparative periods of last year. The effective tax rate for the first nine months of fiscal 2006 was 38.7% compared with 38.9% in the first nine months of fiscal 2005.

Income from Continuing Operations

Income from continuing operations amounted to $87.8 million and $58.3 million for the respective nine and three month periods ended February 25, 2006 compared with $90.2 million and $66.1 million for the respective comparative periods of a year ago. Basic income per share from continuing operations was $1.96 per share and $1.30 per share for the nine and three month periods ended February 25, 2006 compared with basic income per share from continuing operations of $2.02 and $1.48 per share for the comparative periods of fiscal 2005.

Diluted income per share from continuing operations was $1.95 per share and $1.30 per share for the nine and three month periods ended February 25, 2006 compared with $2.02 per share and $1.48 per share for the comparative periods of a year ago.

Discontinued Operations

There were no discontinued operations recorded in the first nine months of fiscal 2006. During fiscal 2005, the Company discontinued the operations of three stores and one partnership investment. During the nine and three month periods ended February 26, 2005, net sales for these stores amounted to $9.9 million and $3.6 million, respectively. Gross margin amounted to $3.0 million and $1.3 million for the nine and three month periods ended February 25, 2006, respectively. Loss from discontinued operations amounted to $0.4 million, or $0.01 per share, for the nine month period. For the three month period ended February 25, 2006, discontinued operations recorded a gain of $0.6 million, or $0.01 per share.

Net Income

Net income decreased $2.0 million to $87.8 million for the first nine month period of fiscal 2006 from $89.7 million for the comparative 2005 period. Net income was $58.3 million and $66.7 million for the three month periods ended February 25, 2006 and February 26, 2005, respectively. Basic income per share was $1.96 per share and $1.30 per share for the nine and three month periods ended February 25, 2006 compared with $2.01 per share and $1.49 per share for the comparative periods of fiscal 2005. Diluted net income per share was $1.95 per share and $1.30 per share for the nine and three month periods ended February 25, 2006 compared with $2.01 per share and $1.49 per share for the comparative periods of fiscal 2005.

Stores Damaged by Hurricanes

As a result of the effects of Hurricane Katrina on August 29, 2005 and Hurricane Wilma on October 23, 2005, three of the Company's stores (two in Louisiana and one in Florida) were damaged and remain closed. All merchandise inventory in these three stores, totaling $14.0 million at retail and approximately $7.6 million at cost, were destroyed. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory.* All of the Company's long-lived assets at these three stores, which had a net book value of approximately $3.8 million, were damaged or destroyed. The Company is insured at replacement cost for these assets, except for certain leasehold improvements.* During the second quarter of fiscal 2006, the Company recorded a miscellaneous loss in the amount of $3.5 million related to the insurance deductible and the net book value of leasehold improvements not reimbursable by the Company's insurance as the Company expects the landlord to replace these leasehold improvements.* In November 2005, the Company received a partial payment on this claim of $1.6 million. After application of this payment, the Company recorded a receivable of $6.3 million in Prepaid and Other Current Assets on the Company's Condensed Consolidated Balance Sheet as of November 26, 2005 for insurance recoveries related to the Hurricanes Katrina and Wilma losses based on the determination that the realization of insurance claims sufficient to cover these losses is probable.* During the three month period ended February 25, 2006, the Company received $5.3 million in payments towards its claim. The receivable remaining at February 25, 2006 amounted to $1.0 million. The Company is unable to determine the amount and timing of any future insurance recoveries in excess of the receivable currently recorded.

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

Liquidity and Capital Resources

Overview

The Company was able to satisfy its cash requirements for current operations, expansions (such as new store openings), and other initiatives primarily from cash flows provided by operating activities and utilizing available lines of credit.

Operational Growth

During the first nine months of fiscal 2006, the Company opened eight Burlington Coat Factory Warehouse department stores and relocated five Burlington Coat Factory Warehouse department stores to new locations within their trading areas. The Company also opened three MJM Designer Shoes stores during the first nine months of fiscal 2006. As of February 25, 2006, the Company operates 366 stores (exclusive of the three stores temporarily closed due to Hurricanes Katrina and Wilma) under the names "Burlington Coat Factory" (339 stores), "Cohoes Fashions" (7 stores), "MJM Designer Shoes" (18 stores), and "Super Baby Depot" (2 stores). The Company estimates spending approximately $87.0 million in capital expenditures during fiscal 2006 including $59.2 million for store expenditures, $15.3 million for upgrades of warehouse facilities and $12.5 million for computer and other equipment expenditures.* For the first nine months of fiscal 2006, capital expenditures amounted to approximately $60.9 million.

The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions. The Company may seek to acquire a number of such locations in one or more transactions.* If the Company undertakes such transactions, the Company may seek additional financing to fund acquisition and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.* There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations.* Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.*

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

Stock Repurchases

From time to time, the Company repurchases shares of its stock. These purchases are reflected as treasury stock in the equity section of the balance sheet. During fiscal 2005 and the first nine months of fiscal 2006, the Company did not repurchase any shares of its stock. During fiscal 2005, the Company reissued 47,474 shares of treasury stock as part of its required contribution to the Company's 401(k) and profit sharing plans.

Working Capital

Working capital decreased to $406.0 million at February 25, 2006 from $407.2 million at May 28, 2005.

Net Cash Provided by Continuing Operations

Net cash provided by continuing operations of $200.2 million for the first nine months of fiscal 2006 increased by $53.3 million from $146.9 million of net cash provided by continuing operations for the comparative period of fiscal 2005. This increase in net cash from continuing operations was due primarily to an increase in the sale of short term investments and to lower expenditures for inventory purchases during the first nine months of the current fiscal year compared with the comparative period of a year ago.

Dividends

On November 11, 2005, the Board of Directors of the Company declared a cash dividend in the amount of four cents ($0.04) per share payable on January 9, 2006 to stockholders of record on November 28, 2005. The paid dividend amounted to $1.8 million.

Long-Term Borrowings and Capital Lease Obligations

The Company's long-term borrowings at February 25, 2006 consisted of an industrial development refunding bond of $5.0 million issued by the New Jersey Economic Development Authority (the "Refunding Bonds"), a $1.2 million loan from the Burlington County Board of Chosen Freeholders, capital lease obligations of $26.3 million and a promissory note in the principal amount of $0.5 million related to one of the Company's store locations.

Refunding Bonds. The Refunding Bonds consist of $5.0 million of outstanding term bonds maturing on September 1, 2010. The term bonds bear interest at the rate of 6.125% per annum. The average interest rate and average scheduled maturity of the Refunding Bonds are 6.125% and 2.7 years, respectively. Payment of the principal and interest are guaranteed under an irrevocable letter of credit in the amount of $5.2 million. Refunding Bonds consisting of $0.7 million of term bonds matured on September 1, 2005.

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

Capital Lease Obligations. The Company has capital lease obligations relating to two of its stores. The lease terms at inception for these locations extended over twenty-three years and twenty-one years. The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million. At February 25, 2006, capital lease obligations amounted to $26.3 million. During the nine and three month periods ended February 25, 2006, $1.7 million and $0.6 million, respectively, of lease payments were applied to interest and $0.2 million and $0.1 million, respectively, were applied against capital lease obligations.

Promissory Note. In January 2006, the Company purchased the groundlease and sublease related to one of its store locations. The Company financed this purchase partially through the issuance of a promissory note in the principal amount of $0.5 million. The note bears interest at 4.38% per annum and matures on December 23, 2011. The loan evidenced by the note is to be repaid in equal monthly installments of $7,539 which began on February 23, 2006.

On November 2, 2005, the Company prepaid its $100 million senior notes that were due September 2010 and September 2013. The Company had been paying interest on two series of notes, a $36.0 million tranche at 4.06% per year and a $64.0 million tranche at 4.67% per year. The Company paid off these notes out of existing unrestricted cash as well as from the sale of short-term investments. There was no prepayment penalty associated with the payoff of these notes. Unamortized deferred debt charges of $0.5 million were written off as a result of the early payoff of the notes. The Company prepaid the senior notes because it did not, at the time, project working capital requirements that necessitated the maintenance of the notes.

Lines of Credit

As of February 25, 2006 and February 26, 2005, the Company had in place a committed revolving line of credit agreement in the amount of $100.0 million. As of February 25, 2006 and February 26, 2005, the term of the line of credit was three years and four years, respectively. The term of the committed revolving line of credit automatically renews for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the remaining three year term expires. In December 2005, the lender informed the Company that it will not renew the line of credit for an additional year. As a result, as of February 1, 2006, the term of the revolving line of credit will be three years and will automatically renew for an additional year on its anniversary unless the lender gives notice of its intention to not renew in which case the revolving line of credit will continue until the then-remaining two year term expires. Short term borrowings against the Company's lines of credit bear interest at or below the lending bank's prime rate (7.5% at February 25, 2006). The Company had letter of credit commitments outstanding against the committed line of credit of $22.1 million at February 25, 2006 and $21.0 million at February 26, 2005. For the nine and three month periods ended February 25, 2006, and for the 2005 fiscal year, the Company had no borrowing under these lines of credit.

Letters of Credit

The Company also had letter of credit agreements with a bank in the amount of $0.8 million and $1.2 million guaranteeing performance under various leases, insurance contracts and utility agreements at February 25, 2006 and February 26, 2005, respectively.

Off-Balance Sheet Arrangements and Contractual Obligations

Other than operating leases consummated in the normal course of business, the Company had no material off-balance sheet arrangements as of February 25, 2006. The Company's contractual obligations and commitments consist of debt, capital and operating leases, open purchase orders, outstanding letters of credit and other miscellaneous commitments. Except for the Company's prepayment of the $100.0 million senior notes, the Company's contractual obligations and commitments have not changed materially from the amounts disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended May 28, 2005 filed with the Securities and Exchange Commission.

Liquidity and Capital Resources Summary

Subject to the pending acquisition of the Company by an affiliate of Bain Capital Partners, LLC, the Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds, from short term borrowings under its revolving credit loan agreement, and from uncommitted lines of credit.* To the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.* See "Recent Developments" on Page 42.

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

Recent Developments

On January 18, 2006, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Burlington Coat Factory Holdings, Inc. ("Holdings") and BCFWC Mergersub, a wholly-owned subsidiary of Holdings ("Merger Sub"). Holdings and Merger Sub are newly-formed affiliates of Bain Capital Partners, LLC. If the Merger Agreement is adopted by the Company's stockholders and the other closing conditions under the Merger Agreement have been satisfied or waived, Merger Sub will merge with and into the Company (the "Merger"). The Company will be the surviving corporation in the Merger and will become a wholly-owned subsidiary of Holdings. A special meeting of stockholders is scheduled for April 10, 2006 for stockholders to consider and vote upon a proposal to adopt the Merger Agreement. The adoption of the Merger Agreement requires the approval of holders of a majority of the outstanding shares of Company common stock entitled to vote thereon. Holders of approximately 60.9% of the outstanding shares of Company common stock have agreed to vote (and have granted Holdings a proxy to vote) all their shares of Company common stock in favor of the adoption of the Merger Agreement, unless the Merger Agreement is terminated in accordance with its terms. The Company expects the consummation of the Merger to occur shortly after the adoption of the Merger Agreement by its stockholders.* In connection with the execution and delivery of the Merger Agreement, Holdings obtained commitments to provide approximately $2.075 billion in debt financing, not all of which is expected to be drawn at the closing of the Merger. The debt financing is expected to consist of (a) an $800 million senior secured revolving credit facility, (b) a $900 million senior secured term loan facility and (c) either (i) a combination of $375 million in gross proceeds from the issuance and sale of senior unsecured notes or (ii) if such notes are not issued, then $375 million of senior unsecured bridge loans under a senior bridge facility.* If the debt financing is consummated, the Company will be the borrower under each of the facilities. In addition, the Company expects that, as a condition to the debt financing, the majority of the Company's subsidiaries will guaranty the Company's obligations under the facilities and the Company's existing $100.0 million revolving line of credit will be terminated.* The Merger Agreement contains certain termination rights and provides that, upon the termination of the Merger Agreement under specified circumstances, (i) the Company will be required to pay Holdings a termination fee of $70 million or (ii) Holdings will be required to pay the Company a termination fee of $70 million.

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

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

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The Company does not have any derivative financial instruments. The Company's primary market risk exposure with regard to financial instruments is to changes in interest rates. Pursuant to the terms of certain revolving credit arrangements, changes in the lenders' prime rate, LIBOR or other stated interest rates could affect the rates at which the Company could borrow funds thereunder. At February 25, 2006, the Company had no outstanding borrowings against the credit facilities. The table below summarizes the fair value and contract terms of the Company's fixed rate debt and capital lease obligations at February 25, 2006:

Expected Maturity Date of Long-Term Debt and Capital Lease Obligations (Including Current Portion) at February 25, 2006 (unaudited) (dollar amounts in thousands):
	Fixed Rate Debt	Average Interest Rate

2006	$ 134	4.7%
2007	1,360	5.6%
2008	1,473	5.7%
2009	1,597	5.7%
20109	1,795	5.9%
2011	2,014	6.0%
Thereafter	24,555	8.5%
Total	$32,928
Fair Value at February 25, 2006	$33,142

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

BURLINGTON COAT FACTORY WAREHOUSE CORPORATION
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

a.     On November 10, 2004, a putative class action was filed against the Company in the Superior Court of California for the County of Alameda (Lewis v. Burlington Coat Factory Warehouse Corporation). The plaintiff, a former employee, filed this putative class action on behalf of himself and certain current and former management-level employees at the Company's California stores. The plaintiff alleged that the Company violated a California state law by classifying these employees as "exempt" managerial/executive employees for purposes of the payment of overtime compensation and failing to pay them the overtime premium required for non-exempt employees. The lawsuit also claimed that the Company failed to provide employees with meal and rest periods required under California law. In his complaint, the plaintiff sought certification as a class, damages and penalties in unspecified amounts, statutory damages, restitution, disgorgement, injunctive and declaratory relief, and costs of litigation, including attorney fees. The Company filed an answer denying the claims and asserting various affirmative defenses on December 22, 2004. On July 22, 2005, the Company entered into an agreement with the plaintiffs to settle this lawsuit. The Court granted final approval to the settlement on February 24, 2006 and all claims have been paid. The settlement did not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

b.     On January 27, 2006 a purported class action complaint was filed by putative stockholders of the Company in the Superior Court of New Jersey in and for Burlington County against the Company and its directors (the "Individual Defendants") challenging the proposed acquisition of the Company by affiliates of Bain Capital Partners, LLC pursuant to the Agreement and Plan of Merger by and among the Company, Burlington Coat Factory Holdings, Inc. ("Holdings"), and BCFWC Mergersub, a wholly-owned subsidiary of Holdings (the "Merger"). Lemon Bay Partners v. Burlington Coat Factory Warehouse Corporation et al. (CA No. Bur. C-000014-06). On March 7, 2006, plaintiff served the Company and the Individual Defendants with a First Amended Shareholder Class Action Complaint (the "Complaint").

The Complaint asserts on behalf of a purported class of Company stockholders a claim against the Individual Defendants for alleged breaches of fiduciary duties in connection with the proposed Merger. The Complaint alleges, among other things, that the consideration to be paid to holders of Company common stock in the Merger is inadequate. The Complaint further alleges that the Company and the Individual Defendants have breached a disclosure duty to the Company's stockholders by failing to provide them with material information and/or providing them with misleading information concerning the proposed Merger in the Company's proxy statement. The Complaint also asserts a claim against Bain Capital Partners, LLC for aiding and abetting the alleged breaches of fiduciary duties by the Individual Defendants. The Complaint seeks, among other things, to enjoin the consummation of the Merger, that the transaction be rescinded if it is not enjoined, and an award of compensatory and rescissory damages as well as attorneys' fees. On March 30, 2006, the Company and its directors entered into a memorandum of understanding for a settlement, which will be subject to court approval, pursuant to which the lawsuit will be dismissed against all parties to the lawsuit. The terms of the Merger are unchanged. The Company does not believe that the settlement, as contemplated by the memorandum of understanding, will have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.*

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

Item 6.   Exhibits

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

*Forward Looking Statement. See Safe Harbor Statement on Page 43.

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

Date:  April 5, 2006