Form 10-Q
period 2007-09-01
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2007-10-16
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 1, 2007

OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 1-37917

 BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-4663833
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1830 Route 130 North Burlington, New Jersey	08016
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (609) 387-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer      Accelerated filer      Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes      No  ☒

As of September 1, 2007, there were 1,000 shares of common stock of Burlington Coat Factory Investments Holdings, Inc. (all of which are owned by Burlington Coat Factory Holdings, Inc., a holding company, and are not publicly traded). As of September 1, 2007, there were 1,000 shares of common stock of Burlington Coat Factory Warehouse Corporation (all of which are owned by Burlington Coat Factory Investments Holdings, Inc., a holding company, and are not publicly traded).

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	September 1, 2007	June 2, 2007
ASSETS

Current Assets:
Cash and Cash Equivalents	$52,517	$33,878
Restricted Cash and Cash Equivalents	2,737	2,753
Accounts Receivable - Net	30,682	30,590
Merchandise Inventories	729,737	710,571
Deferred Tax Asset	34,924	35,143
Prepaid and Other Current Assets	36,405	34,257
Income Tax Receivable	31,219	1,109
Assets Held for Disposal	29,793	35,073
	----------------	----------------
Total Current Assets	948,014	883,374

Property and Equipment (Net of Accumulated Depreciation)	948,102	948,334
Tradenames	526,300	526,300
Favorable Leases - (Net of Accumulated Amortization)	566,709	574,879
Goodwill	46,219	46,219
Other Assets	58,661	57,415
	----------------	----------------
Total Assets	$3,094,005	$3,036,521
	=========	=========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$426,824	$395,375
Other Current Liabilities	213,090	198,627
Current Maturities of Long Term Debt	13,915	5,974
	----------------	----------------
Total Current Liabilities	653,829	599,976

Long Term Debt	1,510,873	1,456,330
Other Liabilities	108,780	48,447
Deferred Tax Liability	500,185	551,298

Commitments and Contingencies

Stockholders' Equity:

Common Stock	--	--
Capital in Excess of Par Value	455,186	454,935
Accumulated Deficit	(134,848)	(74,465)
	---------------	---------------
Total Stockholders' Equity	320,338	380,470
	---------------	---------------
Total Liabilities and Stockholders' Equity	$3,094,005	$3,036,521
	=========	=========
See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Three Months Ended

	September 1, 2007	September 2, 2006

REVENUES:
Net Sales	$678,769	$656,846
Other Revenue	6,778	7,420
	----------------	----------------
	685,547	664,266
	----------------	----------------
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation andAmortization)	443,775	426,914
Selling and Administrative Expenses	250,887	247,060
Depreciation	30,757	34,984
Amortization	10,751	10,933
Interest Expense	33,225	35,414
Impairment Charges	553	---
Other (Income), Net	(652)	(981)
	----------------	----------------
	769,296	754,324
	----------------	----------------
(Loss) Before Income Tax Benefit	(83,749)	(90,058)

Provision for Income Tax Benefit	(33,354)	(38,250)
	----------------	----------------
Net Loss	$(50,395)	$(51,808)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Three Months Ended
	September 1, 2007	September 2, 2006

OPERATING ACTIVITIES
Net Loss	$(50,395)	$(51,808)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Operating Activities:

Depreciation	30,757	34,984
Amortization	10,751	10,933
Impairment Charges	553	--
Accretion	3,243	2,823
Interest Rate Cap Contract - Adjustment to Market	(134)	1,092
Provision for Losses on Accounts Receivable	469	576
Provision for Deferred Income Taxes	(33,355)	(38,250)
Loss (Gain) on Disposition of Fixed Assets and Leaseholds	212	(5)
Stock Option Expense and Deferred Compensation Amortization	251	2,254
Non-Cash Rent Expense and Other	1,888	2,355
Changes in Assets and Liabilities
Investments	--	(102)
Accounts Receivable	(561)	(3,329)
Merchandise Inventories	(19,166)	(86,185)
Prepaids and Other Current Assets	(4,622)	(3,264)
Accounts Payable	31,449	5,779
Accrued and Other Current Liabilities	12,463	29,179
Deferred Rent Incentives	319	1,963

Net Cash (Used in) Operating Activities	(15,878)	(91,005)

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(24,473)	(21,223)
Proceeds Received from Sale of Fixed Assets and Assets Held for Disposal	16	3,771
Change in Restricted Cash and Cash Equivalents	16	--
Issuance of Notes Receivable	(18)	(17)
Other	35	56
	---------------	---------------
Net Cash (Used in) Investing Activities	(24,424)	(17,413)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	160,384	169,212
Principal Payments on Long Term Debt	(142)	(946)
Principal Payments on Term Loan	--	(2,250)
Principal Payments on Long Term Debt - ABL Line of Credit	(101,001)	(19,139)
Equity Investment	--	200
Payment of Dividends	(300)	--
	---------------	---------------
Net Cash Provided by Financing Activities	58,941	147,077
	---------------	---------------
Increase in Cash and Cash Equivalents	18,639	38,659
Cash and Cash Equivalents at Beginning of Period	33,878	58,376
	---------------	---------------
Cash and Cash Equivalents at End of Period	$52,517	$97,035
	=========	=========

Supplemental Disclosure of Cash Flow Information;
Interest Paid	$21,483	$23,114
Income Taxes Paid, Net of Refunds	$(528)	$2,010
Non Cash Investing Activities:
Accrued Purchases of Property and Equipment	$1,553	$421

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries ("the Company").  Burlington Coat Factory Investments Holdings, Inc. has no operations and its only asset is all of the stock in Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (“Holdings”). Except as expressly indicated or unless the context otherwise requires, as used herein the “Company”, “we”, “us”, or “our” means Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for a fair presentation of the results of operations for the interim periods. The balance sheet at June 2, 2007 has been derived from the audited financial statements in the Company's financial statements as of  June 2, 2007. Because the Company's business is seasonal in nature, the operating results for the three month period ended September 1, 2007 and the corresponding period ended September 2, 2006 are not necessarily indicative of results for the fiscal year.

2. Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest.  All significant intercompany accounts and transactions have been eliminated.

Holdings was incorporated with the Secretary of State of Delaware on April 10, 2006. Holdings’ Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Burlington Coat Factory Holdings, Inc. is the only holder of record of this stock.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

3. Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents for the period ended September 1, 2007 consists of $0.4 million pledged as collateral for certain insurance contracts and $2.3 million contractually restricted as a result of the acquisition of a building related to a store operated by the Company.  For the period ended June 2, 2007, restricted cash and cash equivalents consisted of $0.4 million pledged as collateral for certain insurance contracts and $2.4 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

4. Inventories

Merchandise inventories as of September 1, 2007 and June 2, 2007 are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight and  warehouse outbound freight. in the line item "Cost of Sales (Exclusive of Depreciation and Amortization)" in the Company's Condensed Consolidated Statement of Operations.  Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items "Selling and Administrative Expenses", "Depreciation”, and “Amortization” in the Company's Condensed Consolidated Statement of Operations.  Warehousing and purchasing costs included in Selling and Administrative Expenses amounted to $14.8 million and $14.2 million for the three month periods ended September 1, 2007 and September 2, 2006, respectively.  Depreciation related to the warehousing and purchasing functions amounted to $2.7 million and $2.4 million for each of the three month periods ended September 1, 2007 and September 2, 2006, respectively. Also included in Selling and Administrative Expenses are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

5. Assets Held for Disposal

Assets Held for Disposal represents assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed as “Assets Held for Disposal” are primarily comprised of buildings related to store operations and store leases held by the Company.

Assets held for disposal are valued at the lower of their carrying value or fair value as follows (in thousands):

	September 1, 2007	June 2, 2007
Fixed Assets	$27,040	$32,320
Favorable Leases	2,753	2,753
	$29,793	$35,073

During the period ended September 1, 2007, assets which were previously held for sale, no longer qualified as held for sale due to the fact that there is no longer an active program to locate a buyer.  The Company reclassified an operating store with a fixed asset value of $5.3 million out of the caption “Assets Held for Disposal” on the Company’s Condensed Consolidated Balance Sheets into the caption “Property and Equipment – Net of Accumulated Depreciation.”  The impact of this transaction was immaterial to the Results of Operations for all periods presented.

6.  Capitalized Computer Software Costs

The Company capitalized $2.3 million and $3.1 million relating to costs incurred in connection with developing or obtaining software for internal use during the three month periods ended September 1, 2007 and September 2, 2006, respectively, in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use

Purchased and internally developed software is amortized on a straight line basis over a three-year life.  The net carrying value of software is included in the line item “Property and Equipment” on the Company’s Condensed Consolidated Balance Sheets and software amortization is included in the line item “Depreciation” on the Company’s  Condensed Consolidated Statement of Operations.

7. Intangible Assets

The Company accounts for intangible assets in compliance with SFAS No. 142, Goodwill and Other Intangible Assets. The Company’s intangible assets primarily represent tradenames and net favorable lease positions.  The tradename asset Burlington Coat Factory is expected to generate cash flows indefinitely and does not have an estimable or finite useful life; and therefore, is accounted for as an indefinite-lived asset not subject to amortization.  The values of favorable and unfavorable lease positions are amortized on a straight line basis over the expected lease terms. Amortization of net favorable lease positions is included in “Amortization” on the accompanying Condensed Consolidated Statement of Operations.

The Company tests identifiable intangible assets with an indefinite life for impairment at least annually, relying on a number of factors, including operating results, business plans and projected future cash flows.  The impairment test for identifiable assets not subject to amortization consists of a comparison of the fair value of the intangible assets with its carrying amount.  The Company tests these assets for impairment during the last month of each fiscal year.  Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets.  An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.

Intangible assets as of September 1, 2007 and June 2, 2007 are as follows (in thousands):

	September 1, 2007			June 2, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradename	$526,300	$-	$526,300	$526,300	$-	$526,300
Favorable Leases	$631,149	$(61,687)	$569,462	$631,149	$(53,517)	$577,632
Less: Favorable Leases Classified as Assets Held for Disposal			(2,753)			(2,753)
Net Favorable Leases			$566,709			$574,879

Amortization expense related to net favorable leases amounted to $8.2 million and $8.4 million for the three month periods ended September 1, 2007 and September 2, 2006, respectively.  Amortization expense of net favorable leases for each of the next five fiscal years is estimated to be as follows: fiscal 2009 - $32.6 million; fiscal 2010 - $32.6 million; fiscal 2011 - $32.6 million; fiscal 2012 - $32.3 million; and fiscal 2013 - $31.2 million.  Amortization for the remainder of fiscal 2008 is expected to be approximately $24.6 million.  Favorable leases have a remaining weighted average amortization period of 20.5 years.

8. Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable assets acquired less liabilities assumed.  Other identifiable intangible assets include tradenames and net favorable leases.  Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”) replaces the amortization of goodwill and indefinite-lived intangible assets with periodic tests for the impairment of these assets. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market for such unit. The Company tests for impairment of all reporting units during the last month of each fiscal year.

9. Other Assets

Other assets consist primarily of deferred financing fees, the long term portion of prepaid advertising associated with the barter transaction (as more fully described in Note 21), notes receivable and the net accumulation of excess rent income, accounted for on a straight line basis, over actual rental income receipts.  Deferred financing fees are amortized over the life of the related debt facility.  Amortization of deferred financing fees is recorded in the line item “Amortization” in the Company’s Condensed Consolidated Statement of Operations.

10. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, unredeemed store credits and gift certificates, accrued payroll costs, accrued insurance costs ($34.3 million and $33.7 million as of September 1, 2007 and June 2, 2007 respectively), accrued operating expenses, layaway deposits, payroll taxes payable, current portion of deferred rents and other miscellaneous items.

11. Long Term Debt

Long-term debt consists of (in thousands):
	September 1, 2007	June 2, 2007
Industrial Revenue Bonds, principal due annually, 6.0% interest due in semi-annual payments of various amounts from September 1, 2007 to September 1, 2010	$4,190	$4,190
Promissory Note, 4.43% due in monthly payments of $8 through December 23,2011	357	375
Promissory Note, non-interest bearing, due in monthly payments of $17 throughJanuary 1, 2012	884	934
Senior Notes, 11⅛% due at maturity on April 15, 2014, semi-annual interestpayments from October 15, 2006 to April 15, 2014	299,795	299,665
Senior Discount Notes, 14.5% due at maturity on October 15, 2014. Semi-annualdiscount accretion to maturity amount from October 15, 2006 to April 15,2008 and semi-annual interest payments from October 15, 2008 toOctober 15, 2014.	91,091	87,978
$900 million senior secured term loan facility, Libor + 2.25% due in quarterlypayments of $2.3 million from May 30, 2006 to May 28, 2013.	884,250	884,250
$800 million ABL senior secured revolving facility, Libor plus spread based onaverage outstanding balance.	218,383	159,000

Capital Lease Obligations	25,838	25,912
Subtotal	1,524,788	1,462,304
Less Current Portion	(13,915)	(5,974)
Long-Term Debt and Obligations Under Capital Leases	$1,510,873	$1,456,330

On January 18, 2006, BCFWC entered into an Agreement and Plan of Merger, dated as of January 18, 2006 (the “Merger Agreement”), by and among BCFWC, Burlington Coat Factory Holdings, Inc. (f/k/a BCFWC Acquisition, Inc.) (“Parent”) and BCFWC Mergersub, Inc. (“Acquisition Sub”) to sell all of the outstanding common stock of BCFWC to Parent through a merger with Acquisition Sub, which were entities directly and indirectly owned by entities affiliated with Bain Capital Partners, LLC (collectively, the “Equity Sponsors” or “Investors”).

On April 13, 2006, the transaction was consummated by the Equity Sponsors through a $2.1 billion merger of Acquisition Sub with and into BCFWC, with BCFWC being the surviving corporation in the merger (the “Merger”). Under the Merger Agreement, the former holders of BCFWC’s common stock, par value $1.00 per share, received $45.50 per share.  The Merger consideration was funded through the use of BCFWC’s available cash, cash equity contributions from the Equity Sponsors and the debt financings as described more fully below. We refer to the April 13, 2006 Merger as the “Merger Transaction.”

In connection with the Merger Transaction, BCFWC (1) entered into an $800 million secured ABL Credit Facility, of which $225 million was drawn at closing, (2) entered into a $900 million secured term loan agreement, all of which was drawn at closing,  (3) issued $305 million face amount 11 1/8% Senior Notes due 2014 at a discount of which the $299 million proceeds were used to finance the Merger Transaction and (4) received a cash contribution from Holdings of $75 million from an issuance of $99.3 million 14 ½% Senior Discount Notes due 2014, all of which was also used to finance the Merger Transaction.

The $900 million senior secured term loan is for a seven year period at an interest rate of LIBOR plus 2.25%.  The loan is to be repaid in quarterly payments of $2.3 million from May 30, 2006 to May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of the available free cash flow (as defined in the credit agreement).  This payment offsets future mandatory quarterly payments.  Based on the available free cash flow (as defined in the credit agreement) for the year ended June 2, 2007, the Company had an obligation to the bank of $11.4 million that was paid in September 2007.  This is recorded under the caption “Current Maturities of Long Term Debt” in the Company’s Condensed Consolidated Balance Sheet.  This payment offsets the quarterly payments of $2.3 million through the third quarter of fiscal year 2009 and $0.2 million in the fourth quarter of fiscal year 2009.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Credit Facility and $900 million term loan.  These guarantees are both joint and several.

The Company has $53.0 million in deferred financing fees, net of accumulated amortization, as of September 1, 2007 related to its long term debt instruments recorded in the line item “Other Assets” on the Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $2.6 million and $2.5 million for the three months ended September 1, 2007 and  September 2, 2006, respectively. Amortization expense for the remainder of fiscal 2008 is estimated to be $7.7 million. Amortization expense for each of the next five fiscal years is estimated to be as follows: fiscal 2009 - $10.4 million; fiscal 2010 - $10.4 million; fiscal 2011 - $9.8 million; fiscal 2012 - $6.7 million and fiscal 2013 - $6.0 million.  Deferred financing fees have a remaining weighted average amortization period of approximately 5.5 years.

As of September 1, 2007, the Company is in compliance with all of its debt covenants. The agreements regarding the ABL Credit Facility and the Term Loan as well as indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes contain covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to pay dividends on, redeem or repurchase capital stock; make investments and other restricted payments; incur additional indebtedness or issue preferred stock; create liens; permit dividend or other payment restrictions on our restricted subsidiaries; sell all or substantially all of our assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

12. Lines of Credit

In connection with the Merger Transaction, BCFWC entered into an $800 million Available Business Line (ABL) senior secured revolving credit facility.  The facility is for a five year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding.  The maximum borrowing under the facility during the three months ended September 1, 2007 was $244.1 million.  Average borrowings during the period amounted to $207.5 million at an average interest rate of 7.06%.  At September 1, 2007 and June 2, 2007, $218.4 million and $159.0 million, respectively, were outstanding under this credit facility.  Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

13. Other Liabilities

Other liabilities primarily consist of income tax reserves related to the Company’s adoption of FIN 48 (Note 15), deferred lease incentives and the net accumulation of excess straight line rent expense over actual rental expenditures. Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs of store remodelings.  These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured.  Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statement of Operations.

14. Store Exit Costs

The Company establishes reserves covering future lease obligations of closed stores.  These reserves are included in the line item “Other Liabilities” and “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets and are recorded under the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statement of Operations.  Reserves at September 1, 2007 and June 2, 2007 consisted of (in thousands):

Three Months Ended September 1, 2007
Fiscal Year Reserve Established	Balance at June 2, 2007	Additions	Payments	Balance at September 1, 2007
2005	$241	-	$(56)	$185
2007	1,078	-	(269)	809
2008	-	$421	-	421
	$1,319	$421	$(325)	$1,415

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments for the costs over the remainder of the contractual obligation periods are: fiscal 2008 - $0.9 million, fiscal 2009 - $0.4 million and fiscal 2010 - $0.1 million.

15.  Income Taxes

As of September 1, 2007, the Company had a current deferred tax asset of $34.9 million and a non-current deferred tax liability of $500.2 million.  As of June 2, 2007, the Company had a current deferred tax asset of $35.1 million and a non-current deferred tax liability of $551.3 million. Income taxes are provided on an interim basis based upon the Company’s estimate of the effective annual income tax rate subject to certain limitations due to the seasonality of our business. As of September 1, 2007 and June 2, 2007, valuation allowances amounted to $8.3 million and related primarily to state tax net operating losses.  The Company believes it is unlikely that it will be able to utilize the benefit of these losses in the future.  Current deferred tax assets consisted primarily of certain operating costs and certain inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to the adoption of FIN 48 as well as rent expense, pre-opening costs, intangible costs and depreciation expense not currently deductible for tax purposes.

On July 13, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is more likely than not of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company adopted the provisions of FIN 48 on June 3, 2007.  The cumulative effect of applying the provisions of FIN 48 was an increase of approximately $48.9 million in our liability for unrecognized tax benefits and related interest and penalty, a $39.2 million decrease in our deferred income tax liability and a $ 9.7 million increase in our accumulated deficit.

Of the $57.3 million of unrecognized tax benefits, the amount that if recognized, would affect our effective tax rate is $18.1 million. We accrue interest and penalties related to unrecognized tax benefits as a component of income tax expense on the Condensed Consolidated Statement of Operations.  The gross amount of interest and penalty as of the date of adoption was $12.5 million.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits will decrease by as much as $1.1 million during the next 12 months as a result of the lapse of the statute of limitations on uncertain intercompany tax positions in several state taxing jurisdictions.

At June 2, 2007, tax reserves of $8.4 million were included in the line item “Income Tax Receivable” in the Company’s Condensed Consolidated Balance Sheet. As of September 1, 2007, we reported $58.4 million of the reserve for unrecognized tax benefits in “Other Liabilities” of our Condensed Consolidated Balance Sheet.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2003 through 2006.  The Company or its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2006.

16. Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise,  net of allowances for estimated future returns.  The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104, Revenue Recognition.  Layaway sales are recognized upon delivery of merchandise to the customer.  The amount of cash received upon initiation of the layaway is recorded as a deposit liability within “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets.  Gift cards are recorded as a liability at the time of issuance, and upon redemption the related sale is recorded.  Except where prohibited by law, after 12 months of non-use, a monthly maintenance fee is deducted from the remaining balance of the gift card and is recorded as other revenue.  The Company presents sales, net of sales taxes, in its Condensed Consolidated Statement of Operations.

17. Other Income, Net

Other Income, Net consists of investment income, losses from disposition of fixed assets and other miscellaneous income items. Investment income amounted to $0.4 million and $0.9 million for the three months ended September 1, 2007 and September 2, 2006, respectively.  The Company recorded a loss on the disposition of fixed assets during the three months ended September 1, 2007 of $0.2 million.  Gain (Loss) on the disposition of fixed assets for the three months ended September 2, 2006 was not significant.  Other miscellaneous income items of $0.5 million and $0.1 for the three months ended September 1, 2007 and September 2, 2006, respectively, partially offset the losses due to investment income and the loss on the disposition of fixed assets.

18.  Comprehensive Income

The Company presents comprehensive income as a component of stockholders' equity in accordance with SFAS No. 130, Reporting Comprehensive Income.  For the three month period ended September 1, 2007 and September 2, 2006, comprehensive loss consisted of net loss.

19. Other Revenue

Other Revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration and other service charges and other miscellaneous items.  Layaway, alteration and other service fees amounted to $2.3 million and $2.1 million for the three month periods ended September 1, 2007 and September 2, 2006, respectively.  Rental income from leased departments amounted to $1.6 million and $2.2 million for each of the three month periods ended September 1, 2007 and September 2, 2006, respectively. Subleased rental income and other miscellaneous revenue items amounted to $2.9 million and $3.1 million for the three month periods ended September 1, 2007 and September 2, 2006, respectively.

20. Vendor Rebates and Allowances

Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force
("EITF") Issue No. 02-16, Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor.  EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller when recognized in the resellers income statement..  Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down.

Rebates and allowances that are reimbursements of specific expenses are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost.  Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of inventory and is recognized as a reduction of cost of sales as inventories are sold.  Reimbursements of expenses, which were recognized as a reduction of selling and administrative expenses, amounted to $0.2 million for each of the three month periods ended September 1, 2007 and September 2, 2006.

21. Barter Transactions

The Company accounts for barter transactions under SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29”, EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” and EITF 99-17, “Accounting for Advertising Barter Transactions.”   Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. During the three months ended September 1, 2007, the Company exchanged $5.2 million of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Sales” and “Cost of Sales (Exclusive of Depreciation and Amortization) of $5.2 million in the Company’s Condensed Consolidated Statements of Operations.  The advertising credits received are to be used over the next three to five years.  The Company recorded prepaid advertising in the line items “Prepaid and Other Current Assets” and “Other Assets,” of $1.7 million and $3.5 million, respectively, in the Company’s Condensed Consolidated Balance Sheets.  For the quarter ended September 1, 2007, the Company has utilized $0.1 million of the barter advertising credits.

22.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors adopted the 2006 Management Incentive Plan (“Plan”). The Plan provides for the granting of service-based and performance-based stock options and restricted stock to executive officers and other key employees of the Company and its subsidiaries.  Pursuant to the Plan employees are granted options to purchase “units” of common stock in the Parent. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent.  The options are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock.  There are 511,122 units reserved under the Plan consisting of 4,600,098 shares of Class A common stock of Holdings and 511,122 shares of Class L common stock of Holdings.

Units granted during the three month period ended September 1, 2007 were granted in three tranches with exercise prices as follows: Tranche 1:  $100 per Unit; Tranche 2:  $180 per Unit; and Tranche 3:  $270 per Unit.  The service-based awards generally cliff vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for any option granted is the tenth anniversary of the grant date.

As of September 1, 2007, the Parent granted 489,500 options to purchase units. All options granted to date are service based awards. On June 4, 2006, we adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date. For the three months ended September 1, 2007, we recognized non-cash stock compensation expense of $0.3 million ($0.2 million after tax), net of a $0.4 million  forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.   In comparison, for the three months ended September 2, 2006, the Company recorded $0.8 million ($0.5 million after tax) of non-cash stock compensation expense.  All amounts for both periods are included in the line item “Selling and Administrative Expense” on our Company’s Condensed Consolidated Statements of Operations. The application of SFAS 123R had no impact on our cash flow from operations or financing activities. At September 1, 2007, there is approximately $11.5 million of unearned non-cash stock-based compensation that we expect to recognize as expense over the next 5.0 years. The service based awards are expensed on a straight line basis over the requisite service period of five years. During the three months ended September 1, 2007, there were options granted to purchase 67,500 units. There were no options to purchase units cancelled during the period and no options were exercised. At September 1, 2007 no options are exercisable.

Stock Option Unit Transactions are summarized as follows:
	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding June 2, 2007	367,000	$180.00

Options Issued	67,500	$183.33

Options Forfeited	(30,000)	$180.00

Options Cancelled

Options Exercised

Options Outstanding September 1, 2007	404,500	$180.56

The following table summarizes information about the stock options outstanding under Parent’s 2006 Plan as of September 1, 2007:

Option Units Outstanding				Option Units Exercisable
	Range of Exercise Prices	Number Outstanding at September 1, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at September 2, 2006
Tranche 1	$90.00 - $100.00	134,833	8.9 years	$91.67	-0-
Tranche 2	$180.00	134,833	8.9 years	$180.00	-0-
Tranche 3	$270.00	134,834	8.9 years	$270.00	-0-
		404,500			-0-

    The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under Parent’s 2006 Plan in fiscal 2007 and fiscal 2008:

	Three Months Ended September 1, 2007	Three Months Ended September 2, 2006

Risk-free interest rate	4.11%	4.74%
Expected volatility	67%	70%
Expected life	4.5 years	4.5 years
Contractual life	10 years	10 years
Expected Dividend Yield	0.0%	0.0%
Fair value of option units granted
Tranche 1 Tranche 2 Tranche 3	$56.65 $42.60 $33.13	$53.13 $38.79 $30.53

23. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell.  The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is measured by discounting expected future cash flows at the rate the Company utilizes to evaluate potential investments.  The Company recorded an impairment charge of $0.6 million during the three month period ended September 1, 2007 related primarily to idle warehouse equipment.

24. Discontinued Operations

The Company continuously monitors and evaluates store profitability.  Based upon these evaluations, the decision to permanently close a store or to relocate a store within its same trading market is made.  Only those stores permanently closed, where sales by another store will not absorb a significant amount of the closed store's sales, are included in the Company's calculation of discontinued operations.  There were no discontinued operations recorded during the three month periods ended September 1, 2007 or September 2, 2006.

25. Advertising Costs

    The Company’s net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expense as incurred.  Net advertising expenses, included in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations, for the three month periods ended September 1, 2007 and September 2, 2006 were $11.0 million and $10.4 million, respectively.  The Company nets certain cooperative advertising reimbursements received from vendors against specific, incremental, identifiable costs incurred in connection with selling the vendors’ products.  Any excess reimbursement is characterized as a reduction of cost of sales.  Vendor rebates netted against advertising expense were $0.1 million and $0.3 million for the three months ended September 1, 2007 and September 2, 2007, respectively.

26. Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations.  We account for our leases under the provisions of SFAS No. 13, “Accounting for Leases” and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  Assets held under capital leases are included in property and equipment.  For leases classified as operating, the Company calculates rent expense on a straight line basis over the lesser of the lease term including renewal options , if reasonably assured, or the economic life of the leased premises, taking into consideration step rents, rent escalation clauses, rent holidays and other lease concessions.  The Company expenses rent during the construction or build-out phase of the leased property.

27. Derivatives and Hedging Activities

SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recording of all derivatives as either assets or liabilities on the balance sheet, measured at estimated fair value and the recognition of any unrealized gains and losses.

BCFWC entered into two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations.  These agreements are classified as “Other Assets” within our Condensed Consolidated Balance Sheets. Each agreement became effective on May 12, 2006.  One interest rate cap agreement has a notional principal amount of $300,000,000 with a cap rate of seven percent, and terminates on May 31, 2011.  The other agreement has a notional principal amount of $700,000,000 with a cap rate of seven percent, and terminates on May 29, 2009.  We do not monitor these interest rate cap agreements for hedge effectiveness.  Gains/(Losses) associated with these contracts amounted to $0.1 million and ($1.1) million during the three months ended September 1, 2007 and September 2, 2006, respectively and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations. The fair market value of the interest rate contracts at September 1, 2007 and September 2, 2006 amounted to $0.4 million and $0.3 million respectively.

28.  Segment Information

The Company reports segment information in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  The Company has one reportable segment, operating within the United States.  Sales by major product categories are as follows (in thousands):

	Three Months Ended

	September 1, 2007	September 2, 2006
Apparel	$531,944	$507,420
Home Products	146,825	149,426
	$678,769	$656,846

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches.  Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

29.  Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents.  The Company maintains cash accounts that, at times, may exceed federally insured limits.  The Company has not experienced any losses from maintaining cash accounts in excess of such limits.  Management believes that it is not exposed to any significant risks on its cash and cash equivalent accounts.

30.  Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Statements of Cash Flows for the three months ended September 2, 2006 to conform to the classifications used in the current period.  Deferred Rent Incentives of $0.1 million and $1.8 million previously recorded in the line items “Non-Cash Rent Expense and Other” and “Accounts Receivable,” respectively, have been reclassified and included in the line item “Deferred Rent Incentives.”

31.  Subsequent Events

On October 3, 2007, Burlington Coat Factory Warehouse Corporation and certain wholly-owned subsidiaries (“Burlington”) entered into an Agreement to Acquire Leases and Lease Properties (the “Agreement”) from  Retail Ventures, Inc., an Ohio corporation (the “RVI”), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (“Value City or VCDS”), and GB Retailers, Inc., a Delaware corporation (“GB Retailers” and, together with VCDS, the “VCDS Tenants”), and from Schottenstein Stores Corporation (“SSC”), certain affiliates of SSC (collectively with SSC, the “SSC Landlords”). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the Value City Entities.  The aggregate purchase price to be paid by Burlington for up to 24 leases is approximately $16.0 million subject to certain potential adjustments provided for in the Agreement.

The Value City Entities and Burlington will work together in good faith to obtain the necessary landlord consents and lease amendments to allow the disposition of the Leased Premises to occur as specified in the Agreement. In the event that any necessary landlord consents or lease amendments cannot be obtained, the parties may mutually agree to remove one or more of the Leased Premises from the transaction. The effective dates of the lease assignments and transfer of possession of the Leased Premises will occur on either February 15, 2008 or April 1, 2008, subject to change as described in the Agreement. The Agreement contains customary representations, warranties and covenants, and the transactions contemplated by the Agreement are subject to certain adjustments and closing conditions.

In connection with the Agreement, the parties entered into an Escrow Agreement pursuant to which approximately ten percent (10%) of the purchase price for the Leased Premises was deposited with the escrow agent upon execution of the Agreement. Burlington posted a $1.6 million letter of credit to satisfy its obligations under the escrow agreement. The escrow proceeds and the remainder of the purchase price will be delivered to Value City at the closing of the contemplated transactions. Also at the closing, RVI will enter into an Indemnification Agreement with Burlington pursuant to which the Company will provide certain indemnities and undertake certain obligations in favor of Burlington.

32. Recent Accounting Pronouncements

a.       On July 13, 2006, the FASB issued FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of June 3, 2007.   Refer to Note 15 to the Condensed Consolidated Financial Statements entitled “Income Taxes” for the impact on our Condensed Consolidated Financial Statements.

b.       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is in the process of evaluating the impact of SFAS No. 157 on its Condensed Consolidated Financial Statements.

c.       In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its Condensed Consolidated Financial Statements.

33. Condensed Guarantor Data

       On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 1/8% Senior Notes due 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

       Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings or Parent in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or Parent, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on Holdings Senior Discount Notes, provided that no event of default under BCFWC’s debt agreements has occurred or will occur as the result of such interest payment.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	As of September 1, 2007
	Holdings	BCFW	Guarantors		Eliminations	Consolidated
	(All amounts in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$20,771		$31,746	$—	$52,517
Restricted Cash and Cash Equivalents	—	—		2,737	—	2,737
Accounts Receivable	—	29,422		1,260	—	30,682
Merchandise Inventories	—	1,296		728,441	—	729,737
Deferred Tax Asset	—	13,141		21,783	—	34,924
Prepaid and Other Current Assets	—	52,663		14,961	—	67,624
Assets Held for Disposal	—	—		29,793	—	29,793

Total Current Assets	—	117,293		830,721	—	948,014

Property and Equipment—Net of Accumulated Depreciation	—	60,286		887,816	—	948,102
Goodwill	—	46,219		—	—	46,219
Trademark	—	526,300		—	—	526,300
Net Favorable Leases……………...	—	—		566,709	—	566,709
Other Assets	320,338	1,758,641		12,651	(2,032,969)	58,661

Total Assets	$320,338	$2,508,739		$2,297,897	$(2,032,969)	$3,094,005

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$—	$426,824	$		$—	$426,824
Income Taxes Payable	—	—		—	—
Other Current Liabilities	—	117,051		96,039	—	213,090
Current Maturities of Long Term Debt	—	11,443		2,472	—	13,915

Total Current Liabilities	—	555,318		98,511	—	653,829

Long Term Debt	—	1,390,985		119,888	—	1,510,873
Other Liabilities	—	16,956		101,824	(10,000)	108,780
Deferred Tax Liability	—	225,142		275,043	—	500,185

Stockholders’ Equity: Common Stock	—	—		—	—	—
Capital in Excess of Par Value	455,186	455,186		1,565,803	(2,020,989)	455,186
Retained Earnings (Accumulated Deficit)	(134,848)	(134,848)		136,828	(1,980)	(134,848)

Total Stockholders’ Equity	320,338	320,338		1,702,631	(2,022,969)	320,338

Total Liabilities and Stockholders’ Equity	$320,338	$2,508,739		$2,297,897	$(2,032,969)	$3,094,005

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

	As of June 2, 2007
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$20,035	$13,843	$—	$33,878
Restricted Cash and Cash Equivalents	—	—	2,753	—	2,753
Investments	—	—	—	—	—
Accounts Receivable	—	28,787	1,803	—	30,590
Merchandise Inventories	—	1,275	709,296	—	710,571
Deferred Tax Asset	—	13,233	21,910	—	35,143
Prepaid and Other Current Assets	—	24,741	13,849	(3,224)	35,366
Assets Held for Disposal	—	—	35,073	—	35,073

Total Current Assets	—	88,071	798,527	(3,224)	883,374

Property and Equipment—Net of Accumulated Depreciation	—	59,856	888,478	—	948,334
Goodwill	—	46,219	—	—	46,219
Trademark	—	526,300	—	—	526,300
Net Favorable Leases	—	—	574,879	—	574,879
Other Assets	380,470	1,738,583	9,231	(2,070,869)	57,415

Total Assets	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$—	$395,375	$—	$—	$395,375
Income Taxes Payable	—	3,224	—	(3,224)	—
Other Current Liabilities	—	111,879	86,748	—	198,627
Current Maturities of Long Term Debt	—	4,500	1,474	—	5,974

Total Current Liabilities	—	514,978	88,222	(3,224)	599,976

Long Term Debt	—	1,338,415	117,915	—	1,456,330
Other Liabilities	—	10,622	47,825	(10,000)	48,447
Deferred Tax Liability	—	214,544	336,754	—	551,298

Stockholders’ Equity: Common Stock	—	—	—	—	—
Capital in Excess of Par Value	454,935	454,935	1,522,383	(1,977,318)	454,935
Retained Earnings (Accumulated Deficit)	(74,465)	(74,465)	158,016	(83,551)	(74,465)

Total Stockholders’ Equity	380,470	380,470	1,680,399	(2,060,869)	380,470

Total Liabilities and Stockholders’ Equity	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

	For the three months ended September 1, 2007
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$—	$757	$678,012	$—	$678,769
Other Revenue	—	642	6,136	—	6,778

	—	1,399	684,148	—	685,547

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	—	462	443,313	—	443,775
Selling and Administrative Expenses	—	31,933	218,954	—	250,887
Depreciation	—	5,859	24,898	—	30,757
Amortization	—	2,485	8,266	—	10,751
Impairment Charges	—	—	553	—	553
Interest Expense	—	29,494	3,731	—	33,225
Other Income, Net	—	(385)	(267)	—	(652)
Equity in (Earnings) Loss of Subsidiaries	50,395	9,657	—	(60,052)	—

	50,395	79,505	699,448	(60,052)	769,296

Income (Loss) Before Provision (Benefit) for Income Taxes	(50,395)	(78,106)	(15,300)	60,052	(83,749)
Provision (Benefit) for Income Taxes	—	(27,711)	(5,643)	—	(33,354)

Net Income (Loss)	$(50,395)	$(50,395)	$(9,657)	$60,052	$(50,395)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

	For the three months ended September 2, 2006
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$—	$836	$656,010	$—	$656,846
Other Revenue	—	532	6,888	—	7,420

	—	1,368	662,898	—	664,266

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	—	542	426,372	—	426,914
Selling and Administrative Expenses	—	41,701	205,359	—	247,060
Depreciation	—	1,701	33,283	—	34,984
Amortization	—	9,675	1,258	—	10,933
Interest Expense	—	32,126	3,288	—	35,414
Other Income, Net	—	0	(981))	—	(981)
Equity in (Earnings) Loss of Subsidiaries	51,808	3,264	—	(55,072)	—

	51,808	89,009	668,579	(55,072)	754,324

Income (Loss) Before Provision (Benefit) for Income Taxes	(51,808)	(87,641)	(5,681)	55,072	(90,058)
Provision (Benefit) for Income Taxes	—	(35,833)	(2,417)	—	(38,250)

Net Income (Loss)	$(51,808)	$(51,808)	$(3,264)	$55,072	$(51,808)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

	For the three months ended September 1, 2007
	Holdings	BCFW	Guarantors	Elimination	Consolidated
	(All amounts in thousands)
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$(53,837)	$37,959	$—	$(15,878)

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	—	(4,492)	(19,981)	—	(24,473)
Investing Activity—Other	—	(18)	67	—	49

Net Cash Used in Investing Activities	—	(4,510)	(19,914)	—	(24,424)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	160,384	—	—	160,384
Principal Payments on Long Term Debt	—	—	(142)	—	(142)
Principal Payments on Long Term Debt – ABL Line of Credit	—	(101,001)	—	—	(101,001)
Payment of Dividends	(300)	(300)	—	300	(300)
Receipt of Dividends	300	—	—	(300)	—

Net Cash Used in Financing Activities	—	59,083	(142)	—	58,941

Increase in Cash and Cash Equivalents	—	736	17,903	—	18,639
Cash and Cash Equivalents at Beginning of Period	—	20,035	13,843	—	33,878

Cash and Cash Equivalents at End of Period	$—	$20,771	$31,746	$—	$52,517

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

	For the three months ended September 2, 2006
	Holdings	BCFW	Guarantors	Elimination	Consolidated
	(All amounts in thousands)
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$(107,651)	$16,646	$—	$(91,005)

INVESTING ACTIVITIES
Acquisition of Property and Equipment—Continuing Operations	—	(607)	(20,616)	—	(21,223)
Proceeds Received from Sale of Assets Held for Sale	—	—	3,766	—	3,766
Investing Activity—Other	—	44	—	—	44

Net Cash Used in Investing Activities	—	(563)	(16,850)	—	(17,413)

FINANCING ACTIVITIES
Principal Payments on Long Term Debt	—	—	(946)	—	(946)
Issuance of Common Stock Upon Exercise of Stock Options	—	200	—	—	200
Proceeds from ABL	—	169,212	—	—	169,212
Principal payment on long term loan	—	(2,250)	—	—	(2,250)
Principal Payments on ABL	—	(19,139)	—	—	(19,139)

Net Cash Used in Financing Activities	—	148,023	(946)	—	147,077

Increase in Cash and Cash Equivalents	—	39,809	(1,150)	—	38,659
Cash and Cash Equivalents at Beginning of Period	—	48,865	9,511	—	58,376

Cash and Cash Equivalents at End of Period	$—	$88,674	$8,361	$—	$97,035

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2.Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (“Holdings”). Except as expressly indicated or unless the context otherwise requires, as used herein the “Company”, “we”, “us”, or “our” means Burlington Coat Factory Investments Holdings, Inc and its subsidiaries.  The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in the Company's Annual Report on Form 10-K. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled “Safe Harbor Statement.”

Overview

                Burlington Coat Factory experienced an increase in sales in the first quarter of fiscal 2008.  Net sales for the first quarter ended September 1, 2007 were $678.8 million, inclusive of $5.2 million related to the barter transaction (Note 21), compared with $656.8 million for the comparative period ended September 2, 2006, a 3.3 % increase.

These results reflect a 2.0% comparative store sales decrease from the comparative period in the prior year.  Comparative store sales decreased 2.1%, 3.7% and 0.6% in June, July  and August, respectively, compared with the same months in the prior year.

Gross margin dollars increased due to increased sales but gross margin percentage decreased during the three month period ended September 1, 2007 compared with the three month period ended September 2, 2006 primarily due to the barter transaction (Note 21) which resulted in $5.2 million of sales at no gross margin and higher markdown and estimated shrinkage costs, offset in part by improved initial margins.

The Company recorded a net loss of $50.4 million for the three months ended September 1, 2007 compared with a net loss of $51.8 million for the three months ended September 2, 2006.  Increased sales, reduced depreciation expense and lower interest expense contributed to the slight improvement over a year ago.

Current Conditions

Store Openings, Closings, and Relocations. During the first quarter of fiscal 2008, the Company opened five Burlington Coat Factory Stores. Three Burlington Coat Factory stores were relocated during the period to locations within the same trading markets.  As of September 1, 2007, the Company operates 384 stores under the names "Burlington Coat Factory Warehouse" (“BCF”) (364 stores), "Cohoes Fashions"(2 stores), "MJM Designer Shoes" (17 stores), and "Super Baby Depot" (1 store).  The Company plans to open approximately 17 additional Burlington Coat Factory stores during the remaining nine months of fiscal 2008.

Acquisition of Value City Leases and Lease Properties.  On October 3, 2007, Burlington Coat Factory Warehouse Corporation and certain wholly-owned subsidiaries (“Burlington”) entered into an Agreement to Acquire Leases and Lease Properties (the “Agreement”) from  Retail Ventures, Inc., an Ohio corporation (the “RVI”), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (“Value City or VCDS”), and GB Retailers, Inc., a Delaware corporation (“GB Retailers” and, together with VCDS, the “VCDS Tenants”), and from Schottenstein Stores Corporation (“SSC”), certain affiliates of SSC (collectively with SSC, the “SSC Landlords”). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the Value City Entities.  The aggregate purchase price to be paid by Burlington for up to 24 leases is approximately $16.0 million subject to certain potential adjustments provided for in the Agreement.

The Value City Entities and Burlington will work together in good faith to obtain the necessary landlord consents and lease amendments to allow the disposition of the Leased Premises to occur as specified in the Agreement. In the event that any necessary landlord consents or lease amendments cannot be obtained, the parties may remove one or more of the Leased Premises from the transaction. The effective dates of the lease assignments and transfer of possession of the Leased Premises will occur on either February 15, 2008 or April 1, 2008, subject to change as described in the Agreement. The Agreement contains customary representations, warranties and covenants, and the transactions contemplated by the Agreement are subject to certain adjustments and closing conditions.

In connection with the Agreement, the parties entered into an Escrow Agreement pursuant to which approximately ten percent (10%) of the purchase price for the Leased Premises was deposited with the escrow agent upon execution of the Agreement. Burlington posted a $1.6 million letter of credit to satisfy its obligations under the escrow agreement. The escrow proceeds and the remainder of the purchase price will be delivered to Value City at the closing of the contemplated transactions. Also at the closing, RVI will enter into an Indemnification Agreement with Burlington pursuant to which the Company will provide certain indemnities and undertake certain obligations in favor of Burlington.

Key Performance Measures

Management considers numerous factors in assessing the Company's performance.  Key performance measures used by management include comparative store sales, gross margin, inventory levels, inventory turnover,  and liquidity.

                Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their fifteenth month of operation. Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes. The Company experienced a decrease in comparative store sales of 2.0% in the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007.  This decrease is primarily the result of the effect of the Company’s implementation of a new cash refund return policy subsequent to the end of first quarter of fiscal 2007.  The Company’s comparative store sales may not be comparable to those of other retailers, since some retailers may base their comparative store sales on a different time period.

Gross Margin. Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit.  Gross margin is the difference between net sales and the cost of sales.  For the three month period ended September 1, 2007, the Company experienced a decrease in gross margin percentage to 34.6% from 35.0% for the three month period ended September 2, 2006.  This decrease is primarily due to the barter transaction (Note 21) which resulted in $5.2 million in sales at no gross margin and increases in markdown and estimated shrinkage costs in the current year's three month period compared with the similar period of last year, offset in part by improved initial margins.  Excluding the barter transaction, gross margin percentage would have been 34.9% for the three months ended September 1, 2007 compared to 35.0% for the three months ended September 2, 2006.

Inventory Levels.  Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At September 1, 2007, inventory amounted to $729.7 million versus $794.4 million at September 2, 2006, a decrease of $64.7 million (8.1%).  This decrease in inventory is due primarily to a decrease in comparative store inventory of approximately $50.0 million and a decrease in warehouse inventory of $14.5 million, resulting from our initiative to reduce inventory levels.

            Inventory Turnover. Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time the Company owns its inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns would be necessary to sell the merchandise. Inventory turnover is calculated by dividing the net sales before sales discounts by the average retail stock for the period being measured.  The annualized inventory turnover rate in the first fiscal quarters of fiscal 2008 and fiscal 2007 was 2.1 and 2.0 respectively. Inventory turnover for the first fiscal quarter is typically below the turnover rate for the fiscal year, which amounted to 2.4 for the fiscal year ended June 2, 2007.  This is due to higher inventory levels during the first fiscal quarter as the

Company builds inventory for the fall selling season.

                Liquidity. Liquidity measures the Company's ability to generate cash.  Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing, and investing activities.  The Company experienced a decrease of net cash used in operating activities during the quarter ended September 1, 2007.  Net cash used in operating activities amounted to $15.9 million for the quarter ended September 1, 2007 compared with $91.0 million for the similar period in the prior fiscal year.  The primary reason for using less cash during the first quarter of fiscal 2008 compared with the first quarter of fiscal 2007 is that merchandise inventories did not increase as much from year end this period versus a year ago.  The decrease in net cash used in operations was offset, in part, by greater spending in Property and Equipment related to new stores opened, and to be opened during the remainder of fiscal year 2008, as of September 1, 2007.  As a result, our net borrowings were $87.6 million less in this year’s quarter compared with last year’s quarter.

Cash flow and working capital levels assist management in measuring the Company's ability to meet its cash requirements.  Working capital measures the Company's current financial position.  Working capital is current assets, minus current liabilities.  Working capital at September 1, 2007 was $294.2 million compared with $354.4 million at September 2, 2006.  The decrease in working capital is due primarily to a decrease in the Company’s cash position, resulting from the use of available cash to repay funds drawn on the ABL Line of Credit.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long lived assets, intangible assets, goodwill impairment, insurance, sales returns, allowances for doubtful accounts, retirement benefits and income taxes.. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that the following represent the more critical estimates and assumptions used in the preparation of the Condensed Consolidated Financial Statements:

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including, merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that our application of the retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. An actual physical inventory is conducted in the later part of the fourth fiscal quarter to calculate actual shrinkage. We also estimate any required markdown allowances. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While we make estimates on the basis of the best information available to us at the time estimates are made, over accruals or under accruals may be uncovered as a result of the physical inventory requiring fourth quarter adjustments.

Long-Lived Assets. We test for recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  For the three months ended September 1, 2007 the Company recorded an impairment charge of $0.6 million, related primarily to idle warehouse equipment.  There were no impairment charges recorded for the quarter ended September 2, 2006.

Intangible Assets.When circumstances change, or at least annually, we compare the carrying value of our intangible assets to their estimated fair value. If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some or all of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results.  There were no impairment charges recorded during the three months ended September 1, 2007 related to intangible assets.

Goodwill Impairment. Goodwill represents the excess of cost over the fair value of net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires periodic tests of the impairment of Goodwill. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Our annual goodwill impairment review is conducted during the last month of each fiscal year.  There were no impairment charges recorded on our $46.2 million carrying value of Goodwill for the fiscal year ended June 2, 2007.

Insurance. We have various insurance agreements with respect to workers’ compensation, liability insurance and health insurance. Pursuant to these insurance arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled can impact ultimate costs.  An increase in worker’s compensation claims by employees, health insurance claims by employees or liability claims will result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $34.3 million and $33.7 million at September 1, 2007 and June 2, 2007, respectively.

Reserves for Sales Returns. We record reserves for future sales returns. The reserves are based on current sales volume and historical returns experience. If returns experience differs from historical levels, revisions in our estimates may be required. Sales reserves amounted to $6.0 million and $5.5 million at September 1, 2007 and June 2, 2007, respectively.

Allowance for Doubtful Accounts. We maintain allowances for bad checks, miscellaneous receivables and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for known uncollectibles.

Estimates Related to Certain Employee Benefit Plans.  The Company has significant employee benefit expenses related to its discretionary, noncontributory profit-sharing plan for certain employees who meet age and service requirements and its match of employee contributions to the Company’s 401(k) plan.  The Company estimates its expenses related to these plans on a quarterly basis based on historical employee contribution rates, estimated eligible wages and estimated plan forfeitures.

Income Taxes.  We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Our provision for income taxes and effective tax rates are based on a number of factors, including our income tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions.

U.S. federal and state tax authorities regularly audit our tax returns. As of June 3, 2007, we have adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). Adjustments related to the adoption of FIN 48 are reflected as adjustments to accumulated deficit, deferred taxes, and other liabilities as of the date of adoption.

The Company provides for income taxes based on the liability method required by SFAS No. 109 “Accounting for Income Taxes” (SFAS 109).  Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as net operating losses.  We establish valuation allowances for our deferred tax assets when we believe it is more likely than not that the expected future taxable income or tax liabilities thereon will not support the use of a deduction or credit. For example, we would establish a valuation allowance for the tax benefit associated with a loss carryover in a tax jurisdiction if we did not expect to generate sufficient taxable income to utilize the loss carryover prior to its expiration.

Results of Operations

     The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three month periods ended September 1, 2007 and September 2, 2006.

	Percentage of Net Sales
	Three Months Ended (unaudited)
	September 1,	September 2,
	2007	2006

Net Sales	100.0%	100.0%

Cost of Sales	65.4	65.0
Selling & Administrative Expenses	37.0	37.6

Depreciation	4.5	5.3

Amortization	1.6	1.7

Impairment Charges	0.1	--

Interest Expense	4.9	5.4

Other Income, Net	(0.1)	(0.1)

Other Revenue	1.0	1.1

Loss before Income Taxes	(12.3)	(13.7)

Income Tax Benefit	(4.9)	(5.8)

Net Loss	(7.4%)	(7.9%)

Three Months Ended September 1, 2007 compared with Three Months Ended September 2, 2006

Sales

Consolidated net sales increased $21.9 million (3.3%) for the three month period ended September 1, 2007 compared with the similar period of last year, inclusive of $5.2 million related to the barter transaction (Note 21).  Comparative stores sales decreased 2.0% for the first quarter of fiscal 2008.  The decrease in comparative store sales is primarily due to the impact of the implementation of the cash return policy after the close of the first fiscal quarter of fiscal 2007.

               Five new Burlington Coat Factory department stores opened during the first quarter of fiscal 2008 contributed $1.5 million to net sales for the first quarter of fiscal 2008.  Stores opened during fiscal 2007 contributed $26.3 million to this year's net sales in their non-comparative periods.  Stores closed subsequent to September 2, 2006 contributed $2.7 million to last fiscal year’s first quarter sales.

                The MJM Designer Shoes stores contributed $11.2 million to sales for the three month period ended September 1, 2007 compared with $12.1 million for the similar period of last year. This decrease is due to comparative store sales decreases of 6.4% during the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.

Other Revenue

                Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges and miscellaneous revenue items) decreased to $6.8 million for the three month period ended September 1, 2007 compared with $7.4 million for the similar period of last year.  This decrease is primarily related to decreases in rental income from leased departments.

Cost of Sales

                Cost of sales increased $16.9 million (3.9%) for the three month period ended September 1, 2007 compared with the three month period ended September 2, 2006.  The dollar increase in cost of sales was due primarily to the increase in net sales during the three month period ended September 1, 2007 compared with the three month period ended September 2, 2006.  Cost of sales as a percentage of net sales increased to 65.4% in the fiscal 2008 three month period from 65.0% in the fiscal 2007 three month period.  The increase in cost of sales, as a percentage of net sales, for the fiscal 2008 period compared with the fiscal 2007 period was primarily the result of the barter transaction (Note 21) in which the Company recognized sales and cost of sales at no margin, and increases in markdown and estimated shrinkage costs offset in part by higher initial margins.  The Company's cost of sales and gross margin may not be comparable to those of other retailers, since some retailers include the costs related to their buying and distribution functions in cost of sales.  The Company includes these costs in the “Selling and Administrative Expenses” and “Depreciation” line items in the Condensed Consolidated Statements of Operations.  The Company includes in its Cost of Sales line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses

                Selling and Administrative Expenses increased $3.8 million (1.5%) from the fiscal 2007 three month period to the fiscal 2008 three month period.  The increase in selling and administrative expenses was due primarily to the increased number of stores in operation during the first quarter of fiscal 2008 as compared with the first quarter of fiscal 2007. This is offset, in part, by a reduction of $5.0 million in costs related to the Merger Transaction that were recorded during the three months ended September 2, 2006.  As a percentage of Net Sales, Selling and Administrative Expenses were 37.0% for the three month period ended September 1, 2007 compared with 37.6% for the three month period ended

 September 2, 2006.  The decrease of Selling and Administrative Expenses, as a percentage of net sales, for the fiscal 2008 period compared with the fiscal 2007 period is a result of the decrease in merger related transactions offset in part by the impact of decreased comparative store sales.

Depreciation

Depreciation expense amounted to $30.8 million in the three month period ended September 1, 2007 compared with $35.0 million in the three period month ended September 2, 2006.  This decrease of $4.2 million is attributable primarily to the asset revaluation of the Company’s fixed assets related to the Merger Transaction.  Approximately $13.9 million of computer equipment was determined to have a one year remaining estimated useful life as of the Merger Transaction date.  As a result, those assets were completely depreciated during fiscal 2007.

Amortization

Amortization expense for the three months ended September 1, 2007 did not materially change from the similar period ended September 2, 2006.  Amortization expense, which is related to net favorable leases and deferred debt charges, amounted to $10.8 million and $10.9 million for the three months ended September 1, 2007 and September 2, 2006, respectively.

Interest Expense

Interest expense was $33.2 million and $35.4 million for the three month periods ended September 1, 2007 and September 2, 2006, respectively. The decrease in interest expense was due to the Company paying down long term debt during the previous twelve months and the changes in the fair market value of the Company’s interest rate cap contracts which resulted in a gain during the quarter of $0.1 million when marked to market as compared with a loss of $1.1 million in the comparative quarter of the prior fiscal year, which is all recorded as “Interest Expense” in the Company’s Condensed Consolidated Statement of Operations.

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) decreased $0.3 million to $0.7 million for the three month period ended September 1, 2007 compared with the similar fiscal period of last year.  This decrease is related primarily to lower interest income and a loss on the disposition of fixed assets recorded during the three months ended September 1, 2007 compared with the three months ended September 2, 2006, offset, in part, by an increase in other miscellaneous income items.

Income Tax

Income tax benefit was $33.4 million for the three month period ended September 1, 2007 and $38.3 million for the similar fiscal period of last year. The effective tax rate for the first quarter of fiscal 2008 was 39.8% compared with 42.5% in the similar fiscal quarter of 2007. The effective tax rate for the months ended September 1, 2007 and September 2, 2006 are based primarily on the Company’s forecasted annualized effective tax rates, adjusted for seasonal factors.

Net Loss

Net loss amounted to $50.4 million for the three month period ended September 1, 2007 compared with $51.8 million for the comparative period of last year. The decrease in the Net Loss of $1.4 million is due primarily to improvements in sales and decreases in depreciation and interest expense during the three month period ended September 1, 2007.

Liquidity and Capital Resources

Overview

                The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds and from short term borrowings under its ABL Credit Facility. To the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.

Operational Growth

                Store Openings, Closings, and Relocations. During the first quarter of fiscal 2008, the Company opened five Burlington Coat Factory Stores.  As of September 1, 2007, the Company operates 384 stores under the names "Burlington Coat Factory Warehouse" (“BCF”) (364 stores), "Cohoes Fashions"(2 stores), "MJM Designer Shoes" (17 stores), and "Super Baby Depot" (1 store). The Company plans to spend approximately $61.1 million, net of landlord allowances, in capital expenditures during fiscal 2008 including $28.8 million for store expenditures, $12.6 million for upgrades of warehouse facilities and $19.7 million for computer and other equipment expenditures.  For the first three months of fiscal 2008, capital expenditures amounted to approximately $26.0 million, of which $11.7 million was spent on new stores.

               The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions, as well as locations presented to the Company by real estate developers and existing landlords.  Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.  We also lease existing space and are opening some built-to-suit locations.  We have revised our lease model to provide on some of our new leases for a ten year initial term with a number of five year options thereafter.  Typically, our new lease strategy includes landlord allowances for leasehold improvements.  We believe our new lease model makes us more competitive with other retailers for desirable locations.  The Company may seek to acquire a number of such locations in one or more transactions.

Additionally, the Company may consider strategic acquisitions.  If the Company undertakes such transactions, the Company may seek additional financing to fund acquisitions and carry charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.  There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.

Working Capital

                Working capital increased to $294.2 million at September 1, 2007 from $283.4 million at June 2, 2007.  This is primarily the result of the tax effect of the Company’s first quarter loss, recorded as “Income Tax Receivable” on the Company’s Condensed Consolidated Balance Sheets and the seasonal increase of “Merchandise Inventory,” partially offset by the related seasonal increase in “Accounts Payable” on the Company’s Condensed Consolidated Balance Sheets.

Net Cash Provided by Operating Activities

                Net cash used by operating activities amounted to $15.9 million for the three months ended September 1, 2007 compared with net cash used by operating activities of $91.0 million for the three months ended September 2, 2006. This decrease is primarily related to decreased inventory purchases made during the current year’s quarter compared with the prior year’s period.

Dividends

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  Dividends equal to $0.3 million were paid during the three months ended September 2, 2007 to our Parent in order to repurchase capital stock of the Parent from an executive who left the Company.

Long-Term Borrowings and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $800 million ABL Credit Facility, $900 million Term Loan and the $305 million Senior Notes due 2014.

The Company’s long-term borrowings at September 1, 2007 consisted of:

$800 Million ABL Credit Facility

The Company entered that certain credit agreement dated as of April 13, 2006 (the “ABL Agreement”).  The ABL Credit Facility establishes a revolving credit loan facility with the principal amount of commitments and loans thereunder not to exceed $800 million (which may be increased or decreased with the provisions of the ABL Agreement). Borrowings under the ABL facility are limited by a borrowing base which is calculated periodically based on specified percentages of the value of eligible inventory and eligible credit card receivables, subject to certain reserves and other adjustments.  The ABL facility is guaranteed by certain of our U.S. subsidiaries and secured by (a) a perfected first priority lien on all of our inventory, accounts and personal property related to inventory and accounts and our equity interests in certain of our U.S. subsidiaries and (b) a perfected second priority lien on substantially all of our other real and personal property and that of our subsidiaries, in each case subject to various limitations and exceptions.  The termination date of the ABL Agreement is the earlier of May 28, 2011 or the date that all obligations under such agreement are satisfied.  As of September 1, 2007, we had $218.4 outstanding under the ABL facility and unused availability of $241.7 million

Term Loan Facility

The Term Loan Agreement establishes a term loan in a principal amount not to exceed $900 million. The term loan facility is guaranteed by certain of our subsidiaries and secured by (a) a perfected first priority lien on substantially all of our real and personal property and that of our subsidiaries and (b) a perfected second priority lien on all of our inventory, accounts and personal property related to inventory and that of our subsidiaries, in each case subject to various limitations and exceptions.  At the closing of the Merger Transaction, the total amount of the term loan was drawn to finance the transaction.  The termination date of the Term Loan Agreement is the earlier of May 28, 2013 or the date upon which all obligations pursuant to the Loan Agreement are satisfied. As of September 1, 2007, we had $884.3 million outstanding under our term loan facility.

The loan is to be repaid in quarterly payments of $2.3 million from May 30, 2006 to May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of the available free cash flow (as defined in the credit agreement).  This payment offsets the $2.3 million quarterly payments.  Based on the available free cash flow (as defined in the credit agreement) the Company has calculated a payable to the bank that was paid in September 2007 of $11.4 million.  This is recorded under the caption “Current Maturities of Long Term Debt” in the Company’s Condensed Consolidated Balance Sheets.  This payment will relieve the Company of making the quarterly payments of $2.3 million through the third quarter of fiscal year 2009 and $0.2 million in the fourth quarter of fiscal 2009.

BCFWC Senior Notes

On April 13, 2006, BCFWC issued $305.0 million aggregate principal amount of senior notes due April 15, 2014 (referred to herein as the “Senior Notes”).  The notes were issued at a discount and yielded $299.0 million at the transaction date. BCFWC issued the Senior Notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act. On October 10, 2006, BCFWC, the guarantor subsidiaries and Holdings (as a guarantor) filed a registration statement with the Securities and Exchange Commission (SEC) to register exchange notes to be issued in exchange for these notes and on January 12, 2007, the SEC declared the amended registration statement effective.  As of September 1, 2007, we had $299.8 million outstanding in senior notes.

Holdings Senior Discount Notes

    On April 13, 2006, we issued, through our newly-formed holding company, Burlington Coat Factory Investments Holdings, Inc., $99.3 million aggregate principal amount of 14 1/2% Senior Discount Notes due October 15, 2014 (referred to herein as the “Holdings Senior Discount Notes”). The senior discount notes were issued at a discount and yielded $75.0 million at the transaction date. Holdings issued the Senior Discount Notes in transactions exempt from or not subject to registration under the Securities Act, pursuant to Rule 144A and Regulation S under the Securities Act.   On October 10, 2006, Holdings filed a registration statement with the Securities and Exchange Commission (SEC) to register these notes and on January 12, 2007, the SEC declared the amended registration statement effective. As of September 1, 2007, we had $91.1 million outstanding in Senior Discount Notes.

Promissory Note

In January 2006, the Company purchased the ground lease and sublease related to one of its store locations.  The Company financed this purchase partially through the issuance of a promissory note in the principal amount of $0.5 million.  The note bears interest at 4.43% per annum and matures on December 23, 2011.  The loan evidenced by the note is to be repaid in equal monthly installments of $7,539 which began on February 23, 2006.

Industrial Revenue Bonds

The Industrial Revenue Bonds were issued in connection with the construction of the Company’s existing distribution center.  The bonds are secured by a first mortgage on the Company’s existing distribution center.  Indebtedness, totaling $5.0 million, is collateralized by certain land and buildings and payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $4.3 million.

Loan from Burlington County Board of Chosen Freeholders

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders.  The proceeds were used for part of the acquisition and development costs of a new warehouse facility in Edgewater Park, New Jersey.  The loan is interest-free and matures on January 1, 2012.  The loan is to be repaid in monthly installments of $16,667 which began on February 1, 2002.

Capital Lease Obligations

The Company has capital lease obligations relating to two of its stores.  The lease terms at inception for these locations extended over twenty-three years and twenty-one years.  The capital lease obligations equal the present value of the minimum lease payments under the leases and amounted to $27.1 million.  At September 1, 2007, capital lease obligations amounted to $25.8 million.  During the first quarter of fiscal 2008, $0.6 million of lease payments were applied to interest and $0.1 million were applied against capital lease obligations.

Interest Rate Cap Agreements

In May 2006, we hedged a portion of our interest rate risk, consistent with the requirements under the Section 5.14 of the Term Loan Agreement through the use of interest rate cap agreements.  The Company entered into two interest rate caps to manage interest rate risk associated with its long-term debt obligations.  Each agreement became effective on May 30, 2006.  One interest rate cap agreement has a notional principal amount of $300,000,000 with a cap rate of seven percent, with a reference floating rate which appears on the Telerate Page 3750 two days prior to the reset date, and terminates on May 31, 2011.  The other agreement has a notional principal amount of $700,000,000 with a cap rate of seven percent, with the same reference floating rate as the other interest rate cap agreement, and terminates on May 29, 2009.  We do not monitor these interest rate cap agreements for hedge effectiveness.  Gains and losses associated with these contracts are included within the line item “Interest Expense” on the Company’s Condensed Consolidated Statement of Operations. The Company paid $2.5 million for these agreements on May 30, 2006.  The fair value of these rate cap agreements is $0.4 million as of September 1, 2007. The fair value of the interest rate cap agreements are recorded under the caption “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.

Off-Balance Sheet Arrangements and Contractual Obligations

                As of September 1, 2007, the Company had no material off-balance sheet arrangements except for operating leases and letter of credit agreements.

The Company had letter of credit agreements with a bank in the amount of $28.6 million and $36.1 million guaranteeing performance under various leases, insurance contracts and utility agreements at September 1, 2007 and June 2, 2007, respectively.  Additionally, the Company has letter of credit agreements with a bank in the amount of $25.8 million and $9.6 million at September 1, 2007 and June 2, 2007, respectively, related to certain merchandising agreements.

    The following table sets forth certain information regarding our contractual obligations as of September 1, 2007, (in thousands):

	Payments During Fiscal Years

Contractual Obligations:	Total	Remainder of Fiscal 2008 Less Than One Year	2009 – 2010	2011 - 2012	Thereafter
Long Term Debt (1)	$1,512,373	$12,545	$13,703	$251,501	$1,234,624
Interest on Long Term Debt	734,702	100,479	262,547	243,766	127,910
Capital Leases (2)	53,552	1,872	5,053	5,262	41,365
Operating Leases	774,018	112,769	239,610	153,478	268,161
Purchase Obligations	611,889	600,189	8,808	2,892	0

Total	$3,686,534	$827,854	$529,721	$656,899	$1,672,060

(1)	Excludes interest on Long-Term Debt.
(2)	Capital Lease Obligations include future interest payments.

During fiscal 2007, we sold lease rights for three store locations that were operated by the Company.  In the event of default, the Company could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $9.1 million through the end of fiscal 2012, and which are not reflected in the table above.  The scheduled future minimum rentals for these leases over the next five fiscal years and thereafter are $1.4 million, $1.9 million, $1.6 million, $1.4 million, and $2.8 million respectively.  We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of September 1, 2007.

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

Recent Accounting Pronouncements

a.       On July 13, 2006, the FASB issued FASB Interpretation No. 48 – Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on accounting for derecognition, interest, penalties, accounting in interim periods, disclosure and classification of matters related to uncertainty in income taxes, and transitional requirements upon adoption of FIN 48.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 as of June 3, 2007.   Refer to Note 15 to the Condensed Consolidated Financial Statements entitled “Income taxes” for the impact on our Condensed Consolidated Financial Statements.

b.       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is in the process of evaluating the impact of SFAS No. 157 on its Condensed Consolidated Financial Statements.

c.       In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Market Risk Disclosures

We are exposed to certain market risks as part of our ongoing business operations. Primary exposure includes changes in interest rates, as borrowings under our ABL Credit Facility and term loan will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At September 1, 2007, we had $396.3 million principal amount of fixed-rate debt and $1,102.6 million of available floating-rate debt. Based on $1,102.6 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.9 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant) (all amounts in thousands):

Floating Rate Debt	Principal Outstanding at September 1, 2007	Additional Interest Expense Q2 2008	Additional Interest Expense Q3 2008	Additional Interest Expense Q4 2008	Additional Interest Expense Q1 2009
ABL Credit Facility	$218,383	$546	$546	$546	$546
Term Loan	884,250	2,182	2,182	2,182	2,182
Total	$1,102,633	$2,728	$2,728	$2,728	$2,728

The Company has two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% for our first billion dollars of borrowings under our variable rate debt obligations and if interest rates were to increase above the 7% cap rate, then the maximum interest rate exposure for the Company would be $18.7 million assuming constant current borrowing levels of $1 billion.  Currently, the Company has unlimited interest rate risk related to its variable rate debt in excess of $1 billion.  At September 1, 2007, the Company’s borrowing rate related to its Term Loan was 7.76%.  For the period ended September 1, 2007, the Company’s borrowing rate related to its ABL credit facility was 7.15%.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

A change in interest rates generally does not have an impact upon our future earnings and cash flow for fixed-rate debt instruments. As fixed-rate debt matures, however, and if additional debt is acquired to fund the debt repayment, future earnings and cash flow may be affected by changes in interest rates. This effect would be realized in the periods subsequent to the periods when the debt matures.

Item 4.  Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15e under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.
AND SUBSIDIARIES

PART II - OTHER INFORMATION

Item 1.                      Legal Proceedings.

No material legal proceedings have commenced or been terminated during the period covered by this report. We are party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

At September 1, 2007, there had not been any material changes to the information related to the Item 1A, “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the year ended June 2, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

10.1	Employment Agreement dated as of June 1, 2007 by and between Burlington Coat Factory Warehouse Cororation and Jack E. Moore, Jr.

10.2	Acquisition Agreement regarding Value City Leases and Lease Properties (incorporated by reference to Form 8-K filed October 9, 2007)

31.1
Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) and Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ Mark A. Nesci
Mark A. Nesci
President & Chief Executive Officer

/s/ Robert L. LaPenta, Jr.
Robert L. LaPenta, Jr.
Vice President - Treasurer

Date:  October 16, 2007