Form 10-Q
period 2008-01-15
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2008-01-15
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of December 1, 2007, the registrant had 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company) and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	December 1, 2007	June 2, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$42,815	$33,878
Restricted Cash and Cash Equivalents	2,719	2,753
Accounts Receivable - Net	41,051	30,590
Merchandise Inventories	870,934	710,571
Deferred Tax Assets	34,436	35,143
Prepaid and Other Current Assets	42,067	34,257
Income Tax Receivable	3,655	1,109
Assets Held for Disposal	6,990	35,073

Total Current Assets	1,044,667	883,374

Property and Equipment (Net of Accumulated Depreciation)	961,072	948,334
Tradenames	526,300	526,300
Favorable Leases (Net of Accumulated Amortization)	565,868	574,879
Goodwill	46,219	46,219
Other Assets	55,522	57,415

Total Assets	$3,199,648	$3,036,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$626,052	$395,375
Other Current Liabilities	215,900	198,627
Current Maturities of Long Term Debt	1,584	5,974

Total Current Liabilities	843,536	599,976

Long Term Debt	1,399,401	1,456,330
Other Liabilities	124,277	48,447
Deferred Tax Liability	488,966	551,298

Commitments and Contingencies

Stockholders' Equity:

Common Stock	-	-
Capital in Excess of Par Value	455,467	454,935
Accumulated Deficit	(111,999)	(74,465)
Total Stockholders' Equity	343,468	380,470
Total Liabilities and Stockholders' Equity	$3,199,648	$3,036,521

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Six Months Ended		Three Months Ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006

REVENUES:
Net Sales	$1,625,335	$1,641,613	$946,566	$984,767
Other Revenue	15,863	19,554	9,085	12,134
	1,641,198	1,661,167	955,651	996,901

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)Amortization)	1,000,938	1,027,383	557,163	600,469
Selling and Administrative Expenses	529,288	534,641	278,401	287,581
Depreciation	61,602	69,574	30,845	34,590
Amortization	21,380	21,822	10,629	10,889
Interest Expense	66,910	70,630	33,685	35,216
Impairment Charges	7,379	3,677	6,826	3,677
Other (Income), Net	(2,501)	(1,663)	(1,849)	(682)
	1,684,996	1,726,064	915,700	971,740

(Loss) Income Before Income Tax (Benefit) Expense	(43,798)	(64,897)	39,951	25,161

Income Tax (Benefit) Expense	(16,576)	(24,836)	16,778	13,414

Net (Loss) Income	$(27,222)	$(40,061)	$23,173	$11,747

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Six Months Ended

	December 1, 2007	December 2, 2006

OPERATING ACTIVITIES
Net Loss	$(27,222)	$(40,061)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:

Depreciation	61,602	69,574
Amortization	21,380	21,822
Impairment Charges	7,379	3,677
Accretion	6,605	5,759
Interest Rate Cap Contract - Adjustment to Market	51	1,675
Provision for Losses on Accounts Receivable	1,324	1,460
Provision for Deferred Income Taxes	(13,303)	(25,602)
Loss on Disposition of Fixed Assets and Leaseholds	807	91
Stock Option Expense and Deferred Compensation Amortization	532	4,513
Non-Cash Rent Expense and Other	800	3,649
Changes in Assets and Liabilities
Investments	--	(192)
Accounts Receivable	(17,477)	(15,440)
Merchandise Inventories	(160,363)	(205,074)
Prepaid and Other Current Assets	(13,184)	(2,174)
Accounts Payable	230,677	191,431
Accrued and Other Current Liabilities	14,545	44,318
Deferred Rent Incentives	10,351	16,674
Net Cash Provided by Operating Activities	124,504	76,100

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(47,103)	(39,176)
Proceeds Received from Sale of Fixed Assets and Leaseholds	--	4,648
Other	85	22
Net Cash (Used in) Investing Activities	(47,018)	(34,506)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Senior Secured Revolving Facility	292,001	244,900
Principal Payments on Long Term Debt	(1,181)	(1,105)
Principal Payments on Term Loan	(11,443)	(13,500)
Principal Payments on Long Term Debt - ABL Senior Secured Revolving Facility	(347,301)	(292,139)
Equity Investment	--	200
Payment of Dividends	(625)	--

Net Cash (Used in) Financing Activities	(68,549)	(61,644)

Increase (Decrease) in Cash and Cash Equivalents	8,937	(20,050)
Cash and Cash Equivalents at Beginning of Period	33,878	58,376
Cash and Cash Equivalents at End of Period	$42,815	$38,326

Supplemental Disclosure of Cash Flow Information;
Interest Paid	$60,972	$68,673
Income Taxes Paid, Net of Refunds	$(727)	$2,825

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$2,670	$(773)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTH PERIODS ENDED DECEMBER 1, 2007 AND
DECEMBER 2, 2006
(UNAUDITED)

1. Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (“Company" or “Holdings”). Burlington Coat Factory Investments Holdings, Inc. has no operations and its only asset is all of the stock in Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries.  The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods. The balance sheet at June 2, 2007 has been derived from the audited consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2007 (Fiscal 2007). Because the Company's business is seasonal in nature, the operating results for the six and three month periods ended December 1, 2007 and the corresponding periods ended December 2, 2006 are not necessarily indicative of results for the fiscal years ending May 31, 2008 (Fiscal 2008) and June 2, 2007.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these unaudited Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended June 2, 2007.

2. Principles of Consolidation

The unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries in which it has the controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest.  All intercompany accounts and transactions have been eliminated.

Holdings was incorporated in the State of Delaware on April 10, 2006. Holdings’ Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Burlington Coat Factory Holdings, Inc. (Parent) is the only holder of record of this stock.

3. Assets Held for Disposal

Assets Held for Disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed as “Assets Held for Disposal” are primarily comprised of buildings related to store operations and store leases held by the Company.

Assets held for disposal are valued at the lower of their carrying value or fair value as follows (in thousands):

	December 1, 2007	June 2, 2007
Fixed Assets	$4,237	$32,320
Favorable Leases	2,753	2,753
	$6,990	$35,073

During the six months ended December 1, 2007, assets which were previously held for sale no longer qualified as held for sale due to the fact that there is no longer an active program to locate a buyer.  The Company reclassified operating stores with a fixed asset value of $28.0 million out of the caption “Assets Held for Disposal” on the Company’s Condensed Consolidated Balance Sheets into the caption “Property and Equipment – Net of Accumulated Depreciation.”  The impact of the transaction resulted in a charge against “Other (Income), Net” in the Company’s Condensed Consolidated Statements of Operations of $0.3 million for the six and three months ended December 1, 2007, reflecting the adjustment for depreciation expense that would have been recognized had the asset been continuously classified as held and used.

4. Long Term Debt

Long-term debt consists of (in thousands):
	December 1, 2007	June 2, 2007
Industrial Revenue Bonds, principal due annually, 6.0% interest due in semi-annual payments of various amounts from March 1, 2008 to September 1, 2010	$3,295	$4,190
Promissory Note, 4.43% due in monthly payments of $8 through December 23, 2011	338	375
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	833	934
Senior Notes, 11⅛% due at maturity on April 15, 2014, semi-annual interestpayments from April 15, 2008 to April 15, 2014	299,929	299,665
Senior Discount Notes, 14.5% due at maturity on October 15, 2014. Semi-annual discount accretion to maturity amount from October 15, 2006 to April 15, 2008 and semi-annual interest payments from October 15, 2008 to October 15, 2014.	94,320	87,978
$900 million senior secured term loan facility, Libor + 2.25% due in quarterlypayments of $2.3 million from March 1, 2008 to May 28, 2013.	872,807	884,250
$800 million ABL Senior Secured Revolving Facility, Libor plus spread based onaverage outstanding balance.	103,700	159,000

Capital Lease Obligations	25,763	25,912
Subtotal	1,400,985	1,462,304
Less Current Portion	(1,584)	(5,974)
Long-Term Debt and Obligations Under Capital Leases	$1,399,401	$1,456,330

The $900 million senior secured term loan is to be repaid in quarterly payments of $2.3 million from May 30, 2006 to May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of the available free cash flow (as defined in the credit agreement).  This payment offsets future mandatory quarterly payments.  Based on the available free cash flow (as defined in the credit agreement) for the year ended June 2, 2007, the Company paid $11.4 million on September 4, 2007.  This payment offsets the quarterly payments of $2.3 million through the third quarter of fiscal year 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of fiscal year 2009.  As a result, the Company will not make any cash payments related to the mandatory quarterly payments until the fourth quarter of Fiscal 2009.

Repayments, net of borrowings, amounted to $55.3 million and $114.7 million for the six and three months ended December 1, 2007, respectively, related to the Company’s $800 million Available Business Line (ABL)Senior Secured Revolving Facility.  These repayments are the result of excess cash flow that the Company used to pay down the facility at various points in time.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Senior Secured Revolving Facility and $900 million senior secured term loan facility.  These guarantees are both joint and several.

As of December 1, 2007, the Company is in compliance with all of its debt covenants. The agreements regarding the ABL Senior Secured Revolving Facility and the senior secured term loan facility as well as indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes contain covenants that, among other things, limit the Company’s ability and the ability of the Company’s restricted subsidiaries to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company has $50.5 million and $55.6 million in deferred financing fees, net of accumulated amortization, as of December 1, 2007 and June 2, 2007, respectively, related to its long term debt instruments recorded in the line item “Other Assets” on the Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $5.1 million and $2.5 million for the six and three month periods ended December 1, 2007, respectively, and $5.1 and $2.6 million for the six and three month periods ended December 2, 2006, respectively.  These amounts are recorded in the line item “Amortization” in the Company’s Condensed Consolidated Statements of Operations.

5.  Lines of Credit

The Company is a party to an $800 million ABL senior secured revolving credit facility. The facility, entered into on April 13, 2006, is for a five year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowing under the facility during the six and three month period ended December 1, 2007 was $247.2 million. Average borrowings during the six and three month periods ended December 1, 2007 amounted to $204.5 million and $200.6 million, respectively, at an average interest rate of 7.16% and 7.15% respectively. At December 1, 2007 and June 2, 2007, $103.7 million and $159.0 million, respectively, were outstanding under this credit facility. Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

6.  Derivative Instruments and Hedging Activities

The Company participates in two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations.  These agreements are classified as “Other Assets” within the Company’s Condensed Consolidated Balance Sheets. Each agreement became effective on May 12, 2006.  One interest rate cap agreement has a notional principal amount of $300 million with a cap rate of 7.0%, and terminates on May 31, 2011.  The other agreement has a notional principal amount of $700 million with a cap rate of 7.0%, and terminates on May 29, 2009.  The Company does not monitor these interest rate cap agreements for hedge effectiveness.  Losses associated with these contracts amounted to $0.1 million and $0.2 million for the six and three month periods ended December 1, 2007, respectively, compared with $1.7 million and $0.6 million for the six and three month periods ended December 2, 2006, respectively, and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations. The fair market value of the interest rate contracts at December 1, 2007 and June 2, 2007 amounted to $0.2 million and $0.3 million respectively.  (See also Note 18 to the Condensed Consolidated Financial Statements entitled “Subsequent Events” for further discussion related to derivative instruments and hedging activities.)

7. Store Exit Costs

The Company establishes reserves covering future obligations of closed stores and stores expected to be closed, including lease and severance obligations.  These reserves are included in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets and are recorded under the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statement of Operations.  Reserves at December 1, 2007 and June 2, 2007 consisted of (in thousands):

Fiscal Year Reserve Established	Balance at June 2, 2007	Additions	Payments	Balance at December 1, 2007
2005	$241	-	$(107)	$134
2007	1,078	-	(1,047)	31
2008	-	$450	(149)	301
	$1,319	$450	$(1,303)	$466

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments for the costs over the remainder of the contractual obligation periods are: Fiscal 2008 - $0.4 million and Fiscal 2009 - $0.1 million.

8. Income Taxes

As of December 1, 2007, the Company had a current deferred tax asset of $34.4 million and a non-current deferred tax liability of $489.0 million.  As of June 2, 2007, the Company had a current deferred tax asset of $35.1 million and a non-current deferred tax liability of $551.3 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

Income taxes are provided on an interim basis based upon the Company’s estimate of the effective annual income tax rate. As of December 1, 2007 and June 2, 2007, valuation allowances amounted to $8.3 million and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a majority of the benefit of the state tax net operating losses will not be realized.  Any future tax benefit recognized by the use of a state tax net operating loss that was established prior to the merger, where a valuation allowance has been established, will be recorded first to reduce to zero the goodwill related to the merger, second to reduce to zero other noncurrent intangible assets and third to reduce income tax expense.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48) as of June 3, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires that the Company recognize in the financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Upon adoption, the cumulative effect of applying the provisions of FIN 48 was an increase of approximately $48.9 million in the liability for unrecognized tax benefits and related interest and penalty, a $39.2 million decrease in the deferred income tax liability and a $9.7 million increase in the accumulated deficit.  As of December 1, 2007, there have been no material changes to the Company’s unrecognized tax benefits since the date of adoption.

As of December 1, 2007, the Company reported total unrecognized benefits of $58.0 million, which if recognized $19.9 million would affect the Company’s effective tax rate.  For the six and three month periods ended December 1, 2007, the Company recorded $2.3 million and  $1.3 million, respectively, of interest and penalties, as a result of positions taken during a prior period.  Cumulative interest and penalties of $14.8 million have been recorded on the Company’s balance sheet as of December 1, 2007.   The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2003 through 2006.  The Company or its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2006.

9. Barter Transactions

The Company accounts for barter transactions under Statement of Financial Accounting Standards No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29” and Emerging Issues Task Force 93-11 (EITF 93-11), “Accounting for Barter Transactions Involving Barter Credits.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. During the Company’s first quarter of Fiscal 2008, the Company exchanged $5.2 million of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $5.2 million in the Company’s Condensed Consolidated Statements of Operations.  The advertising credits received are to be used over the next three to five years.  The Company recorded prepaid advertising in the line items “Prepaid and Other Current Assets” and “Other Assets,” of $1.6 million and $2.9 million, respectively, in the Company’s Condensed Consolidated Balance Sheets as of December 1, 2007.  For the six and three month periods ended December 1, 2007, the Company utilized $0.8 million and $0.7 million, respectively, of the barter advertising credits.

10.  Stock Option and Award Plans and Stock-Based Compensation

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

Units granted during the six and three month period ended December 1, 2007 were granted in three tranches with exercise prices as follows: Tranche 1:  $100 per Unit; Tranche 2:  $180 per Unit; and Tranche 3:  $270 per Unit.  The service-based awards cliff vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options become exercisable upon a change of control unless the options are assumed by the acquiring or surviving entity. Unless determined otherwise by the plan administrator, upon cessation of employment; (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

As of December 1, 2007, the Company had 372,000 options outstanding to purchase units. All options granted to date are service based awards. On June 4, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date. For the six and three months ended December 1, 2007, the Company recognized non-cash stock compensation expense of $0.5 million ($0.3 million after tax) and $0.3 million ($0.2 million after tax), respectively, net of $0.9 million and $0.4 million forfeiture adjustments for the respective periods that were recorded as a result of actual forfeitures being higher than initially estimated.   In comparison, for the six and three months ended December 2, 2006, the Company recorded $1.5 million ($0.9 million after tax) and $0.8 million ($0.4 million after tax), respectively, of non-cash stock compensation expense.  The amounts for all periods are included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations. The application of SFAS 123R had no impact on cash flow from operations or financing activities. At December 1, 2007, there is approximately $10.1 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 5.0 years. The service based awards are expensed on a straight line basis over the requisite service period of five years. During the six and three months ended December 1, 2007, there were options granted to purchase 85,000 and 17,500 units. There were no options to purchase units cancelled and no options were exercised during the period ended December 1, 2007. At December 1, 2007 no options are exercisable.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding June 2, 2007	367,000	$180.00

Options Issued	85,000	$183.33

Options Forfeited	(80,000)	$180.00

Options Cancelled	--	--

Options Exercised	--	--

Options Outstanding December 1, 2007	372,000	$180.76

The following table summarizes information about the stock options outstanding under the Parent’s 2006 Plan as of December 1, 2007:

Option Units Outstanding				Option Units Exercisable
	Range of Exercise Prices	Number Outstanding at December 1, 2007	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 1, 2007
Tranche 1	$90.00 - $100.00	124,000	8.7 years	$92.28	-0-
Tranche 2	$180.00	124,000	8.7 years	$180.00	-0-
Tranche 3	$270.00	124,000	8.7 years	$270.00	-0-
		372,000			-0-

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Parent’s 2006 Plan in Fiscal 2007 and Fiscal 2008:

	Six Months Ended December 1, 2007	Six Months Ended December 2, 2006

Risk-free interest rate	4.11%	4.75%
Expected volatility	67%	70%
Expected life	4.5 years	4.5 years
Contractual life	10 years	10 years
Expected dividend yield	0.0%	0.0%
Fair value of option units granted
Tranche 1 Tranche 2 Tranche 3	$56.65 $42.60 $33.13	$53.13 $38.79 $30.53

11. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s incremental borrowing rate.

Impairment charges recorded during each of the six and three month periods ended December 1, 2007 amounted to $7.4 million and $6.8 million, respectively.  The majority of the impairment charges for both the six and three month periods ended December 1, 2007 is related to the impairment of favorable leases in the amount of $4.7 million related to six of the Company’s stores.  The Company also impaired $1.1 of leasehold improvements and $1.0 million of furniture and fixtures related to ten of the Company’s stores for both the six and three month periods ended December 1, 2007.  For the six months ended December 1, 2007, $0.6 million of certain warehouse equipment was also impaired.  Impairment charges recorded during each of the six and three month periods ended December 2, 2006 amounted to $3.7 million.  For the six and three months ended December 2, 2006, $2.6 million of the impairment charge related to leasehold improvements and $1.1 million of the impairment charge related to favorable leases at two of the Company’s stores.  The impairment charges for the periods ended December 1, 2007 and December 2, 2006 are predominately related to a decline in operating performance of certain stores.

12.  Comprehensive Income/(Loss)

The Company accounts for comprehensive income/(loss) in accordance with SFAS No. 130, Reporting Comprehensive Income.  For the six and three month period ended December 1, 2007 and the six and three month period ended December 2, 2006, comprehensive income/(loss) consisted of net income/(loss).

13. Other Revenue

Other Revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration and other service charges and other miscellaneous items.  Layaway, alteration and other service fees amounted to $6.6 million and $4.2 million for the six and three month periods ended December 1, 2007, respectively, compared to $8.7 and $6.6 million for the six and three month periods ended and December 2, 2006, respectively.  Rental income from leased departments amounted to $3.5 million and $2.0 million for each of the six and three month periods ended December 1, 2007, respectively compared to $4.8 million and $2.5 million for each of the six and three month periods ended December 2, 2006, respectively. Subleased rental income and other miscellaneous revenue items amounted to $5.8 million and $2.9 million for the six and three month periods ended December 1, 2007, respectively compared to $6.1 million and $3.0 million for the six and three month periods ended December 2, 2006, respectively.

14.  Segment Information

The Company reports segment information in accordance with SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information.  The Company has one reportable segment, operating within the United States. Sales by major product categories are as follows (in thousands):

	Six Months Ended		Three Months Ended

	December 1, 2007	December 2, 2006	December 1, 2007	December 2, 2006
Apparel	$1,310,913	$1,308,687	$778,969	$801,267
Home Products	314,422	332,926	167,597	183,500
	$1,625,335	$1,641,613	$946,566	$984,767

Apparel includes all clothing items for men, women and children and apparel accessories, such as jewelry, perfumes and watches. Home Products includes linens, home furnishings, gifts, baby furniture and baby furnishings.

15.  Acquisition of Value City Leases and Lease Properties

 On October 3, 2007, Burlington Coat Factory Warehouse Corporation and certain wholly-owned subsidiaries (“Burlington”) entered into an Agreement to Acquire Leases and Lease Properties (the “Agreement”) from  Retail Ventures, Inc., an Ohio corporation (the “RVI”), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (“Value City” or “VCDS”), and GB Retailers, Inc., a Delaware corporation (“GB Retailers” and, together with VCDS, the “VCDS Tenants”), and from Schottenstein Stores Corporation (“SSC”) and certain affiliates of SSC (collectively with SSC, the “SSC Landlords”). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the Value City Entities.  The aggregate purchase price to be paid by Burlington for up to 24 leases is approximately $16.0 million subject to certain potential adjustments provided for in the Agreement.

The Value City Entities and Burlington have been working together in good faith to obtain the necessary landlord consents and lease amendments to allow the disposition of the Leased Premises to occur as specified in the Agreement. In the event that any necessary landlord consents or lease amendments cannot be obtained, the parties may remove one or more of the Leased Premises from the transaction. The effective dates of the lease assignments and transfer of possession of the Leased Premises will occur on various dates, subject to change as described in the Agreement. The Agreement contains customary representations, warranties and covenants, and the transactions contemplated by the Agreement are subject to certain adjustments and closing conditions.

In connection with the Agreement, the parties entered into an Escrow Agreement pursuant to which approximately ten percent (10%) of the purchase price for the Leased Premises was deposited with the escrow agent upon execution of the Agreement. The escrow proceeds and the remainder of the purchase price will be delivered to Value City at the closing of the contemplated transactions. Also at the closing, RVI will enter into an Indemnification Agreement with Burlington pursuant to which the Company will provide certain indemnities and undertake certain obligations in favor of Burlington.  The Company is scheduled to close on fourteen (two of which will result in relocations of current Burlington Coat Factory Stores) of these leases in Fiscal 2008.

16.  Commitments and Contingencies

The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but Management believes, based on its examination of these matters, experience to date and discussions with counsel, that ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

17. Reclassifications

Certain reclassifications have been made to the Condensed Consolidated Statements of Operations for the six and three month periods ended December 2, 2006 and to the Condensed Consolidated Statement of Cash Flows for the six months ended December 2, 2006 to conform to the classifications used in the current period. In the Condensed Consolidated Statements of Operations, impairment expense of $2.6 million and $1.1 million, previously recorded in “Depreciation” and “Amortization,” respectively, for both the six and three month periods ended December 2, 2006, has been reclassified as “Impairment” for the respective periods.

In the Condensed Consolidated Statement of Cash Flows for the six month period ended December 2, 2006, impairment expense of $2.6 million and $1.1 million, previously included in “Depreciation” and “Amortization,” respectively, has been reclassified as “Impairment.”  Also in the Condensed Consolidated Statement of Cash Flows for the six months ended December 2, 2006, Deferred Rent Incentives of $3.6 million and $13.1 million previously recorded in the line items “Non-Cash Rent Expense and Other” and “Accounts Receivable,” respectively, have been reclassified and included in the line item “Deferred Rent Incentives.”

18.  Subsequent Events

On December 20, 2007, the Company entered into an interest rate cap agreement to limit interest rate risk associated with its future long-term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0%, and terminates on May 31, 2011.  The agreement will be classified as “Other Assets” within the Company’s Condensed Consolidated Balance Sheets.  The agreement will be effective on May 29, 2009 upon the termination of the Company’s existing $700 million interest rate cap.  The Company will determine prior to the effective date whether it will monitor this interest rate cap agreement for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate cap to fair value on a quarterly basis and as a result, gains/(losses) associated with this contract will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

19. Recent Accounting Pronouncements

a.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS 157 simplifies and codifies related guidance within generally accepted accounting principles. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company is in the process of evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

b.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115.  SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its Consolidated Financial Statements.

c.
On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations.  SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company is in the process of evaluating the impact of SFAS No. 141(R) on its Consolidated Financial Statements.

d.
On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, An Amendment of ARB No. 51.  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of FASB Statement No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.

20. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 ⅛% Senior Notes due 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or the Company, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on Holdings Senior Discount Notes, provided that no event of default under BCFWC’s debt agreements has occurred or will occur as the result of such interest payment.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	As of December 1, 2007

ASSETS	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
Current Assets:
Cash and Cash Equivalents	$-	$6,175	$36,640	$-	$42,815
Restricted Cash and Cash Equivalents	-	-	2,719	-	2,719
Investments	-	-	-	-	-
Accounts Receivable	-	39,042	2,009	-	41,051
Merchandise Inventories	-	1,555	869,379	-	870,934
Deferred Tax Asset	-	13,130	21,306	-	34,436
Prepaid and Other Current Assets	-	64,196	10,596	(29,070)	45,722
Assets Held for Disposal	-	-	6,990	-	6,990
Total Current Assets	-	124,098	949,639	(29,070)	1,044,667

Property and Equipment - Net of Accumulated Depreciation	-	62,042	899,030	-	961,072
Goodwill	-	46,219	-	-	46,219
Trademark	-	526,300	-	-	526,300
Net Favorable Leases		-	565,868	-	565,868
Other Assets	343,468	1,832,600	12,328	(2,132,874)	55,522
Total Assets	$343,468	$2,591,259	$2,426,865	$(2,161,944)	$3,199,648

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$626,052	$-	$-	$626,052
Income Taxes Payable	-		29,070	(29,070)	-
Other Current Liabilities	-	107,949	107,951	-	215,900

Current Maturities of Long Term Debt	-	-	1,584	-	1,584
Total Current Liabilities	-	734,001	138,605	(29,070)	843,536

Long Term Debt	-	1,276,436	122,965	-	1,399,401
Other Liabilities	-	16,981	117,296	(10,000)	124,277
Deferred Tax Liability	-	220,373	268,593	-	488,966

Stockholders' Equity:
Preferred Stock	-	-	-	-	-
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	455,467	455,467	1,573,579	(2,029,046)	455,467
Retained Earnings (Accumulated Deficit)	(111,999)	(111,999)	205,827	(93,828)	(111,999)
Total Stockholders' Equity	343,468	343,468	1,779,406	(2,122,874)	343,468
Total Liabilities and Stockholders' Equity	$343,468	$2,591,259	$2,426,865	$(2,161,944)	$3,199,648

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS

	As of June 2, 2007

ASSETS	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

Current Assets:
Cash and Cash Equivalents	$-	$20,035	$13,843	$-	$33,878
Restricted Cash and Cash Equivalents	-	-	2,753	-	2,753
Investments	-	-	-	-	-
Accounts Receivable	-	28,787	1,803	-	30,590
Merchandise Inventories	-	1,275	709,296	-	710,571
Deferred Tax Asset	-	13,233	21,910	-	35,143
Prepaid and Other Current Assets	-	24,741	13,849	(3,224)	35,366
Assets Held for Disposal	-	-	35,073	-	35,073
Total Current Assets	-	88,071	798,527	(3,224)	883,374

Property and Equipment - Net of Accumulated Depreciation	-	59,856	888,478	-	948,334
Goodwill	-	46,219	-	-	46,219
Trademark	-	526,300	-	-	526,300
Net Favorable Leases		-	574,879	-	574,879
Other Assets	380,470	1,738,583	9,231	(2,070,869)	57,415
Total Assets	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$395,375	$-	$-	$395,375
Income Taxes Payable	-	3,224	-	(3,224)	-
Other Current Liabilities	-	111,879	86,748	-	198,627

Current Maturities of Long Term Debt	-	4,500	1,474	-	5,974
Total Current Liabilities	-	514,978	88,222	(3,224)	599,976

Long Term Debt	-	1,338,415	117,915	-	1,456,330
Other Liabilities	-	10,622	47,825	(10,000)	48,447
Deferred Tax Liability	-	214,544	336,754	-	551,298

Stockholders' Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	454,935	454,935	1,522,383	(1,977,318)	454,935
Retained Earnings (Accumulated Deficit)	(74,465)	(74,465)	158,016	(83,551)	(74,465)

Total Stockholders' Equity	380,470	380,470	1,680,399	(2,060,869)	380,470

Total Liabilities and Stockholders' Equity	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended December 1, 2007

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$1,866	$1,623,469	$-	$1,625,335
Other Revenue	-	1,992	13,871	-	15,863
	-	3,858	1,637,340	-	1,641,198

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	1,149	999,789	-	1,000,938
Selling and Administrative Expenses	-	65,420	463,868	-	529,288
Depreciation	-	13,154	48,448	-	61,602
Amortization	-	8,254	13,126	-	21,380
Impairment Charges	-	-	7,379	-	7,379
Interest Expense	-	59,345	7,565	-	66,910
Other (Income), Net	-	(802)	(1,699)	-	(2,501)
Equity in (Earnings) Loss of Subsidiaries	27,222	(59,041)	-	31,819	-
	27,222	87,479	1,538,476	31,819	1,684,996

Income (Loss) Before Provision (Benefit) for Income Taxes	(27,222)	(83,621)	98,864	(31,819)	(43,798)
Provision (Benefit) for Income Taxes	-	(56,399)	39,823	-	(16,576)
Net Income (Loss)	$(27,222)	$(27,222)	$59,041	$(31,819)	$(27,222)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended December 1, 2007

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$1,109	$945,457	$-	$946,566
Other Revenue	-	1,350	7,735	-	9,085
	-	2,459	953,192	-	955,651

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	687	556,476	-	557,163
Selling and Administrative Expenses	-	33,487	244,914		278,401
Depreciation	-	7,295	23,550	-	30,845
Amortization	-	5,769	4,860	-	10,629
Impairment Charges	-	-	6,826	-	6,826
Interest Expense	-	29,851	3,834	-	33,685
Other (Income), Net	-	(417)	(1,432)	-	(1,849)
Equity in (Earnings) Loss of Subsidiaries	(23,173)	(68,698)	-	91,871	-
	(23,173)	7,974	839,028	91,871	915,700

Income (Loss) Before Provision (Benefit) for Income Taxes	23,173	(5,515)	114,164	(91,871)	39,951
Provision (Benefit) for Income Taxes	-	(28,688)	45,466	-	16,778
Net Income (Loss)	$23,173	$23,173	$68,698	$(91,871)	$23,173

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Six Months Ended December 2, 2006

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)
REVENUES:
Net Sales	$-	$2,107	$1,639,506	$-	$1,641,613
Other Revenue		4,234	15,320		19,554
		6,341	1,654,826		1,661,167

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	1,315	1,026,068	-	1,027,383
Selling and Administrative Expenses	-	76,544	458,097	-	534,641
Depreciation	-	11,757	57,817	-	69,574
Amortization	-	4,904	16,918	-	21,822
Interest Expense	-	63,668	6,962	-	70,630
Impairment Charges	-	-	3,677	-	3,677
Other (Income), Net	-	(658)	(1,005)	-	(1,663)
Equity in (Earnings) Loss of Subsidiaries	40,061	(52,250)	-	12,189
	40,061	105,280	1,568,534	12,189	1,726,064

Income (Loss) Before Provision (Benefit) for Income Taxes	(40,061)	(98,939)	86,292	(12,189)	(64,897)
Provision (Benefit) for Income Taxes	-	(58,878)	34,042	-	(24,836)
Net Income (Loss)	$(40,061)	$(40,061)	$52,250	$(12,189)	$(40,061)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended December 2, 2006

	Holdings	BCFWC	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$1,271	$983,496	$-	$984,767
Other Revenue		3,702	8,432	-	12,134
		4,973	991,928	-	996,901

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	773	599,696	-	600,469
Selling and Administrative Expenses	-	34,843	252,738	-	287,581
Depreciation	-	5,880	28,710	-	34,590
Amortization	-	2,457	8,432	-	10,889
Interest Expense	-	31,542	3,674	-	35,216
Impairment Charges	-	-	3,677	-	3,677
Other (Income), Net	-	(658)	(24)	-	(682)
Equity in (Earnings) Loss of Subsidiaries	(11,747)	(57,272)	-	69,019	-
	(11,747)	17,565	896,903	69,019	971,740
Income (Loss) Before Provision (Benefit) for Income Taxes	11,747	(12,592)	95,025	(69,019)	25,161
Provision (Benefit) for Income Taxes	-	(24,339)	37,753	-	13,414
Net Income (Loss)	11,747	11,747	57,272	(69,019)	11,747

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended December 1, 2007
	Holdings	BCFWC	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$63,944	$60,560	$-	$124,504

INVESTING ACTIVITIES
Acquisition of Property and Equipment - Continuing Operations	-	(10,400)	(36,703)	-	(47,103)
Proceeds Received from Sales of Assets Held for Sale	-	-	-	-	-
Investing Activity-Other	-	(36)	121	-	85
Net Cash Used in Investing Activities	-	(10,436)	(36,582)	-	(47,018)

FINANCING ACTIVITIES
Proceeds from Long -Term Debt – ABL Senior Secured Revolving Facility	-	292,001	-	-	292,001
Principal Payments on Long Term Debt	-	-	(1,181)	-	(1,181)
Principal Payments on Long Term Loan	-	(11,443)	-	-	(11,443)
Principal Payments on Long Term Debt – ABL Senior Secured Revolving Facility	-	(347,301)	-	-	(347,301)
Payment of Dividends	(625)	(625)	-	625	(625)
Receipt of Dividends	625	-	-	(625)	-
Net Cash Used in Financing Activities	-	(67,368)	(1,181)	-	(68,549)
(Decrease) Increase in Cash and Cash Equivalents	-	(13,860)	22,797	-	8,937
Cash and Cash Equivalents at Beginning of Period	-	20,035	13,843	-	33,878
Cash and Cash Equivalents at End of Period	$-	$6,175	$36,640	$-	$42,815

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended December 2, 2006
	Holdings	BCFWC	Guarantors	Elimination		Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$45,679	$30,421	$-		$76,100

INVESTING ACTIVITIES
Acquisition of Property and Equipment - Continuing Operations	-	(6,909)	(32,267)	-		(39,176)
Proceeds Received from Sales of Assets Held for Sale	-	-	4,648	-		4,648
Investing Activity-Other	-	47	(25)	-		22
Net Cash Used in Investing Activities		(6,862)	(27,644)	-		(34,506)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Senior Secured Revolving Facility	-	244,900	-	-		244,900
Principal Payments on Long Term Debt	-	-	(1,105)	-		(1,105)
Principal Payments on Long Term Loan	-	(13,500)	-	-		(13,500)
Principal Payments on Long Term Debt – ABL Senior Secured Revolving Facility	-	(292,139)	-	-		(292,139)
Equity Investment	-	200	-	-		200
Net Cash Used in Financing Activities	-	(60,539)	(1,105)	-		(61,644)
(Decrease) Increase in Cash and Cash Equivalents	-	(21,722)	1,672	-		(20,050)
Cash and Cash Equivalents at Beginning of Period	-	48,865	9,511	-		58,376
Cash and Cash Equivalents at End of Period	$-	$27,143	$11,183		$	$38,326

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in the Company's  Annual Report on Form 10-K. Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section entitled “Safe Harbor Statement.”

Fiscal Year

The Company defines the 2008 fiscal year (Fiscal 2008) and the 2007 fiscal year (Fiscal 2007) as the 12 month period ended May 31, 2008 and the 12 month period ending June 2, 2007, respectively.

Overview

The Company experienced a decrease in net sales through the first six months ended December 1, 2007 compared with the first six months ended December 2, 2006. Net sales were $1,625.3 million for the six months ended December 1, 2007 and $1,641.6 million for the six months ended December 2, 2006, a 1.0% decrease.  These results reflect a 5.6% comparative store sales decrease from the comparative period of a year ago due primarily to unseasonably warm weather during September and October, the impact of the implementation of the Company’s cash-back merchandise return policy after the close of the first fiscal quarter of Fiscal 2007, and weakened consumer demand.

Gross margin as a percentage of sales increased to 38.4% from 37.4% during the six month period ended December 1, 2007 compared with the six month period ended December 2, 2006 due to higher initial markup on new purchases and reduced freight costs.

The Company recorded a net loss of $27.2 million for the six month period ended December 1, 2007 compared with a net loss of $40.1 million for the six month period ended December 2, 2006. Improved markup on new purchases and decreases in depreciation expense, selling and administrative expense and interest expense, offset in part by lower other revenue income and an increase in impairment charges contributed to the improved net loss position.

For the three months ended December 1, 2007 compared with the three months ended December 2, 2006, net sales decreased $38.2 million (3.9%). Comparative store sales decreased 8.0% during the quarter. The decrease in comparative store sales is primarily attributed to unseasonably warm weather in September and October and weakened consumer demand.

Gross margin percentage increased to 41.1% from 39.0 % during the three month period ended December 1, 2007 compared with the three month period ended December 2, 2006, due primarily to higher initial markup on new purchases and reduced freight costs.

For the three month period ended December 1, 2007, the Company recorded net income of $23.2 million compared to net income of $11.7 million during the three month period ended December 2, 2006. Improved markup on new purchases and decreases in depreciation expense, selling and administrative expense and interest expense, offset in part by lower other revenue income and an increase in impairment charges were responsible for the improved operating results.

Current Conditions

Store Openings, Closings, and Relocations. During the first six months of Fiscal 2008, the Company opened fifteen Burlington Coat Factory Warehouse Stores (“BCF” stores) and  relocated three BCF stores to locations within the same trading market.  As of December 1, 2007, the Company operated 394 stores under the names "Burlington Coat Factory Warehouse" (“BCF”) (374 stores), "Cohoes Fashions" (2 stores), "MJM Designer Shoes" (17 stores), and "Super Baby Depot" (1 store). The Company plans to open five additional BCF stores during remainder of Fiscal 2008.  The Company is scheduled to close on the acquisition of fourteen (two of which will be relocations) leases from Value City (See Note 15) between February and April of Fiscal 2008.  New BCF stores at these locations are expected to be opened during the fiscal year ending May 30, 2009 (Fiscal 2009).  Additionally, the Company has executed fifteen leases for which the stores are also planned to open during Fiscal 2009.  The Company is currently in negotiations related to additional stores which, if successfully completed, could result in the Company opening an additional 16 stores (for an aggregate total of 43 new stores) during Fiscal 2009. More than half of these new stores are expected to open in the fall of 2008.

Acquisition of Value City Leases and Lease Properties.  On October 3, 2007, Burlington Coat Factory Warehouse Corporation and certain wholly-owned subsidiaries (“Burlington”) entered into an Agreement to Acquire Leases and Lease Properties (the “Agreement”) from  Retail Ventures, Inc., an Ohio corporation (the “RVI”), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (“Value City or VCDS”), and GB Retailers, Inc., a Delaware corporation (“GB Retailers” and, together with VCDS, the “VCDS Tenants”), and from Schottenstein Stores Corporation (“SSC”) and certain affiliates of SSC (collectively with SSC, the “SSC Landlords”). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the Value City Entities.  The aggregate purchase price to be paid by the Company for up to 24 leases is approximately $16.0 million subject to certain potential adjustments provided for in the Agreement.  Refer to Note 15 to the Condensed Consolidated Financial Statements entitled “Acquisition of Value City Leases and Lease Properties” for a discussion of the transaction.

Key Performance Measures

Management considers numerous factors in assessing the Company's performance. Key performance measures used by management include comparative store sales, gross margin, inventory levels, inventory turnover and liquidity.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The Company defines its comparative store sales as sales of those stores (net of sales discounts) that are beginning their fifteenth month of operation.  Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores for comparative store sales purposes.  The method of calculating comparative store sales varies across the retail industry.  The Company experienced a decrease in comparative store sales of 5.6% and 8.0% in the six and three month periods ended December 1, 2007 compared with the six and three month periods ended December 2, 2006.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.  While any and all of these factors can impact comparative store sales, the Company believes that the decrease in comparative store sales in the six months ended December 1, 2007 as compared to the same period in the prior year is primarily attributable to unusually warm weather in September and October, the impact of the implementation of the Company’s cash-back merchandise return policy after the close of the first quarter of Fiscal 2007, and weakened consumer demand throughout the six months ended December 1, 2007.

Gross Margin. Gross margin is a measure used by management to indicate whether the Company is selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the six month period ended December 1, 2007 compared with the six month period ended December 2, 2006, the Company experienced an increase in gross margin percentage to 38.4% from 37.4%. For the three month periods ended December 1, 2007 and December 2, 2006, the gross margin percentage increased to 41.1% from 39.0%. These increases are due primarily to higher initial markup on new purchases and reduced freight costs.

Inventory Levels.  Inventory levels are monitored by management to assure that the stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At December 1, 2007, inventory was $870.9 million versus $913.3 million at December 2, 2006. This decrease in inventory is due primarily to a decrease in comparative store inventory of approximately $86.8 million resulting from the Company’s initiative to reduce inventory levels and $21.1 million of inventory at stores closed prior to December 1, 2007 that is included in the prior year period’s inventory.  These decreases are offset, in part, by new store inventory of $62.0 million.

Inventory Turnover. Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time the Company owns its inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns would be necessary to sell the inventory. Inventory turnover is calculated by dividing the net sales before sales discounts by the average retail inventory for the period being measured. The annualized inventory turnover rate during the first six months of Fiscal 2008 is consistent with the annualized inventory turnover rate during the first six months of Fiscal 2007 at 2.3 compared with 2.2, respectively.

Liquidity. Liquidity measures the Company's ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. The Company experienced an increase in cash flow of $29.0 million during the six month period ended December 1, 2007 compared with the six month period ended December 2, 2006. Net cash provided by operating activities amounted to $124.5 million for the six months ended December 1, 2007 compared to $76.1 million for the comparable period in the prior year.  The primary reasons for the improvement in cash flow from operations relates to merchandise inventory not increasing as much during the six months ended December 1, 2007 compared to the six months ended December 2, 2006, an increase in accounts payable as a result of increased inventories at December 1, 2007 compared to June 2, 2007, and an improved net loss position.  The improvements in net cash flows from operating activities were partially offset by higher levels of spending in Property and Equipment during the six months ended December 1, 2007 compared to the similar period in the prior year and the Company’s ability to repay more principal on the ABL Senior Secured Revolving Facility during the six months ended December 1, 2007 compared to the six months ended December 2, 2006.

Cash flow and working capital levels assist management in measuring the Company’s ability to meet its cash requirements.  Working capital measures the Company’s current financial position.  Working capital is current assets minus current liabilities.  Working capital at December 1, 2007 was $201.1 million compared with $184.4 million at December 2, 2006.  The increase in working capital is primarily a function of a decrease in accounts payable of $23.2 million.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long lived assets, intangible assets, goodwill impairment, insurance, sales returns, allowances for doubtful accounts, retirement benefits and income taxes. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company’s critical accounting policies and estimates are consistent with those disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 2, 2007, with the exception of the Company’s adoption of Statement of Financial Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) (Note 8) as of June 3, 2007.  Adjustments related to the adoption of FIN 48 are reflected as adjustments to accumulated deficit, deferred taxes, and other liabilities as of the date of adoption.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the six and three month periods ended December 1, 2007 and December 2, 2006.

	Percentage of Net Sales		Percentage of Net Sales
	Six Months Ended		Three Months Ended
	(unaudited)		(unaudited)
	December 1,	December 2,	December 1,	December 2,
	2007	2006	2007	2006

Net Sales	100%	100%	100%	100%

Cost of Sales (Exclusive of Depreciation and Amortization)	61.6	62.6	58.9	61.0

Selling & Administrative Expenses	32.6	32.6	29.4	29.2

Depreciation	3.8	4.2	3.3	3.5

Amortization	1.3	1.3	1.1	1.1

Impairment Charges	0.5	0.2	0.7	0.4

Interest Expense	4.1	4.3	3.6	3.6

Other Income, Net	(0.2)	(0.1)	(0.2)	(0.1)

Other Revenue	1.0	1.2	1.0	1.2

(Loss) Income before Income Taxes	(2.7)	(3.9)	4.2	2.5

Income Tax (Benefit) Expense	(1.0)	(1.5)	1.8	1.3

Net (Loss) Income	(1.7%)	(2.4%)	2.4%	1.2%

Six Month Period Ended December 1, 2007 compared with Six Month Period Ended December 2, 2006

Net Sales

Consolidated net sales decreased $16.3 million (1.0%) to $1,625.3 million for the six month period ended December 1, 2007 compared with the six month period ended December 2, 2006.  Comparative stores sales decreased 5.6% for the six month period ended December 1, 2007 due primarily to unseasonably warm weather during September and October, the impact of the implementation of the Company’s cash-back merchandise return policy after the close of the first fiscal quarter of Fiscal 2007, and weakened consumer demand throughout the six months ended December 1, 2007.

The decrease in comparable store sales is partially offset by fifteen new BCF stores that opened during the first six months of Fiscal 2008 which contributed $34.3 million to net sales for such period.  Stores opened during Fiscal 2007 contributed $42.7 million to this period’s net sales.  Stores closed prior to December 1, 2007 contributed $8.0 million to sales during the three months ended December 2, 2006.

Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges and miscellaneous revenue items) decreased to $15.9 million for the six month period ended December 1, 2007 compared with $19.6 million for the six month period ended December 2, 2006. This decrease is primarily related to a decrease of $2.1 million in layaway, alteration and other service charges and a decrease of $1.3 million in rental income from leased departments.

Cost of Sales (Exclusive of Depreciation and Amortization)

Cost of Sales decreased $26.4 million (2.6%) for the six month period ended December 1, 2007 compared with the six month period ended December 2, 2006. The dollar decrease in Cost of Sales was due primarily to the decrease in net sales during the six month period ended December 1, 2007 compared with the period ended December 2, 2006, improved initial markup on new purchases and reduced freight costs.  Cost of Sales as a percentage of net sales decreased to 61.6% in the Fiscal 2008 six month period from 62.6% in the Fiscal 2007 six month period. The decrease in Cost of Sales as a percentage of net sales for the Fiscal 2008 period compared with the Fiscal 2007 period was primarily the result of increases in initial markup on new purchases and reduced freight costs. The Company's Cost of Sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. The Company includes these costs in the “Selling and Administrative Expenses” and “Depreciation” line items in the Condensed Consolidated Statements of Operations. The Company includes in its “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses

Selling and Administrative Expenses decreased $5.4 million (1.0%) from the Fiscal 2007 six month period to the Fiscal 2008 six month period. The decrease is primarily driven by a decrease of $10.9 million related to comparative store payroll during the period, an $8.7 million reduction in accruals for certain employee incentives and a decrease of $9.3 million related to costs that were recorded during the six months ended December 2, 2006, associated with the purchase of the Company by Bain Capital, LLC (Merger Transaction).  These decreases were partially offset by expenses related to an increased number of stores in operation during the six months ended December 1, 2007 compared to the same period of the prior fiscal year and increased corporate-related expenses as a result of the Company filling several open senior management positions in our Corporate office.  The Company made accrual reductions similar to those described above to employee incentives totaling $9.4 million during last fiscal year’s third quarter.

Depreciation

Depreciation expense amounted to $61.6 million in the six month period ended December 1, 2007 compared with $69.6 million in the six month period ended December 2, 2006. This decrease of $8.0 million is primarily attributable to the asset revaluation of the Company’s fixed assets related to the April 13, 2006 Merger Transaction.  Approximately $13.9 million of computer equipment was determined to have a one year remaining estimated useful life as of the Merger Transaction date.  As a result, those assets were completely depreciated during Fiscal 2007.

Amortization

Amortization expense related to the amortization of net favorable leases and deferred debt charges was consistent at $21.4 million for the six month period ended December 1, 2007 compared with $21.8 million for the six month period ended December 2, 2006.

Interest Expense

Interest Expense was $66.9 million and $70.6 million for the six month periods ended December 1, 2007 and December 2, 2006, respectively. The decrease in interest expense is primarily related to lower average borrowings on the ABL Senior Secured Revolving Facility during the first six months of Fiscal 2008 compared with the first six months of Fiscal 2007 and to the changes in the fair market value of the Company’s interest rate cap contracts.  Adjustments of the interest rate cap contracts to fair value amounted to losses of $0.1 million and $1.7 million for the six month periods ended December 1, 2007 and December 2, 2006, respectively, which are recorded as “Interest Expense” in the Company’s Condensed Consolidated Statement of Operations.

Impairment Charges

Impairment Charges for the six months ended December 1, 2007 and December 2, 2006 amounted to $7.4 million and $3.7 million, respectively.  For the six month period ended December 1, 2007, these charges pertained to certain long-lived assets related to ten of the Company’s stores and certain warehouse equipment.  For the six months ended December 2, 2006, these charges pertained to certain long-lived assets related to two of the Company’s stores.

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) increased $0.8 million to $2.5 million for the six month period ended December 1, 2007 compared with the six month period ended December 2, 2006.  This increase is primarily related to insurance claim recoveries recorded during the current six month period of $1.2 million compared with losses of $0.8 million related to the write-off of the net book value of assets damaged at one of its store locations recorded during the similar period a year ago.  This increase is partially offset by lower interest income recorded during the Fiscal 2008 six month period compared to the Fiscal 2007 six month period principally due to less funds being invested during the period.

Income Tax

Income tax benefit was $16.6 million for the six month period ended December 1, 2007 and $24.8 million for the similar fiscal period last year.  The effective tax rate for the first six months of Fiscal 2008 was 37.8% compared with 38.3% in the similar period of the prior fiscal year.  The effective tax rate for the six month periods ended December 1, 2007 and December 2, 2006 are based primarily on the Company’s forecasted annualized effective tax rates, adjusted for discrete tax items.

Net (Loss) Income

Net (Loss) Income amounted to a net loss of $27.2 million for the six month period ended December 1, 2007 compared with a net loss of $40.1 million for the comparative period of last year. The decrease in net loss of $12.9 million is due primarily to improved initial markup on new purchases and decreases in depreciation expense, selling and administrative expense and interest expense, offset in part by lower other revenue income and an increase related to impairment charges, as described in more detail above.

Three Month Period Ended December 1, 2007 compared with Three Month Period Ended December 2, 2006

Net Sales

Consolidated net sales decreased $38.2 million (3.9%) to $946.6 million for the three month period ended December 1, 2007 compared with the three month period ended December 2, 2006.  Comparative store sales decreased 8.0% for the three month period ended December 1, 2007 due primarily to unseasonably warm weather in September and October and weakened consumer demand.

The decrease in comparable store sales was partially offset by fifteen new BCF stores opened during Fiscal 2008 that contributed $32.9 million to net sales for the three month period ended December 1, 2007.  Stores opened in Fiscal 2007 contributed $16.4 million to net sales for the three months ended December 1, 2007.  Stores closed prior to December 1, 2007 contributed $5.3 million to sales during the three months ended December 2, 2006.

.
Other Revenue

Other Revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges and miscellaneous revenue items) decreased to $9.1 million for the three month period ended December 1, 2007 compared with $12.1 million for the period ended December 2, 2006. This decrease is primarily related to decreases in layaway, alteration and other service fees of $2.4 million and rental income from leased departments of $0.5 million.

Cost of Sales

Cost of sales decreased $43.3 million (7.2%) for the three month period ended December 1, 2007 compared with the three month period ended December 2, 2006. The dollar decrease in cost of sales was due primarily to the decrease in net sales during the three month period ended December 1, 2007 compared with the three month period ended December 2, 2006 and improved initial markup on new purchases and reduced freight costs. Cost of sales as a percentage of net sales decreased to 58.9% in the Fiscal 2008 three month period from 61.0% in the Fiscal 2007 three month period. The decrease in cost of sales, as a percentage of net sales, for the Fiscal 2008 period compared with the Fiscal 2007 period was primarily the result of increases in initial markup on new purchases and reduced freight costs.

Selling and Administrative Expenses

Selling and Administrative Expenses decreased $9.2 million (3.2%) from the Fiscal 2007 three month period to the Fiscal 2008 three month period. The decrease is primarily driven by a decrease of $7.7 million related to comparative store payroll expense, an $8.7 million reduction in accruals for certain employee incentives and a decrease of $4.4 million related to Merger Transaction costs that were recorded during the three months ended December 2, 2006.  These decreases were partially offset by expenses related to an increased number of stores in operation during the three months ended December 1, 2007 compared to the similar period of the prior fiscal year and increased corporate-related expenses as a result of the Company filling several open senior management positions in our Corporate office.   The Company made accrual reductions similar to those described above to employee incentives totaling $9.4 million during last year’s fiscal third quarter.

As a percentage of Net Sales, Selling and Administrative Expenses were 29.4% for the three month period ended December 1, 2007 compared with 29.2% for the three month period ended December 2, 2006.

Depreciation

Depreciation expense amounted to $30.8 million in the three month period ended December 1, 2007 compared with $34.6 million in the three month period ended December 2, 2006. This decrease of $3.8 million is attributable primarily to the revaluation of the Company’s fixed assets in conjunction with the Merger Transaction.  Approximately $13.9 million of computer equipment was determined to have a one year remaining estimated useful life as of the Merger Transaction date.  As a result, those assets were completely depreciated during Fiscal 2007.

Amortization

Amortization expense related to the amortization of net favorable leases and deferred debt charges was consistent at $10.6 million for the three month period ended December 1, 2007 compared with $10.9 million for the three month period ended December 2, 2006.

Interest Expense

Interest expense was $33.7 million and $35.2 million for the three month periods ended December 1, 2007 and December 2, 2006, respectively. The decrease in interest expense was primarily related to the lower average borrowings outstanding related to the Company’s ABL Senior Secured Revolving Facility and to changes in the fair market value of the Company’s interest rate cap contracts. Adjustments of the interest rate cap contracts to fair value amounted to losses of $0.2 million and $0.6 million for the three month periods ended December 1, 2007 and December 2, 2006, respectively, which are recorded as “Interest Expense” in the Company’s Condensed Consolidated Statement of Operations.

Impairment Charges

Impairment Charges for the three months ended December 1, 2007 and December 2, 2006 amounted to $6.8 million and $3.7 million, respectively.  For the three month periods ended December 1, 2007 and December 2, 2006, these charges pertained to certain long-lived assets related to ten and two of the Company’s stores, respectively.

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) increased $1.2 million to $1.8 million for the three month period ended December 1, 2007 compared with the similar period of last year. This increase is primarily related to insurance claim recoveries recorded during the current three month period of $1.2 million compared with losses of $0.8 million related to the write-off of the net book value of assets damaged at one of the Company’s store locations, recorded during the similar period a year ago.  This increase is partially offset by lower interest income recorded during the Fiscal 2008 three month period compared to the Fiscal 2007 three month period principally due to less funds being invested during the period.

Income Tax

Income tax expense was $16.8 million for the three month period ended December 1, 2007 and $13.4 million for the similar fiscal period of last year. The effective tax rate for the three month period ended December 1, 2007 was 42.0% based on an estimated annual effective tax rate of 37.8%.  The effective tax rate for the three month period ended December 2, 2006 was 53.3% based on an estimated annual effective rate of 38.3%.  The effective tax rates for both periods differ from their annual effective tax rates due to adjustments for the effects of the change in the estimated annual effective tax rates used in the first fiscal quarter of each fiscal year and discrete items recorded during the quarter.

Net (Loss) Income

Net income amounted to $23.2 million for the three month period ended December 1, 2007 compared with net income of $11.7 million for the comparative period of last year. The increase of $11.5 million is due primarily to improved initial markup on new purchases and decreases in depreciation expense, selling and administrative expense and interest expense offset in part by lower other revenue income and an increase in impairment charges, as described in more detail above.

Liquidity and Capital Resources

Overview

The Company believes that its current capital expenditures and operating requirements can be satisfied from internally generated funds and from short term borrowings under its ABL Senior Secured Revolving Facility. To the extent that the Company decides to purchase additional store locations, or to undertake unusual transactions, such as an acquisition, it may be necessary to finance such transactions with additional long term borrowings.

Operational Growth

              During the first six months of Fiscal 2008, the Company opened fifteen new BCF stores. As of December 1, 2007, the Company operates stores under the names "Burlington Coat Factory Warehouse" (374 stores), "Cohoes Fashions" (2 stores), "MJM Designer Shoes" (17 stores), and "Super Baby Depot" (1 store). The Company estimates spending approximately $73.6 million, net of landlord allowances, in capital expenditures during Fiscal 2008 including $41.4 million for store expenditures, $12.8 million for upgrades of warehouse facilities and $19.4 million for computer and other equipment expenditures. For the first six months of Fiscal 2008, capital expenditures, net of landlord allowances, amounted to approximately $39.4 million.

              The Company monitors the availability of desirable locations for its stores from such sources as dispositions by other retail chains and bankruptcy auctions, as well as locations presented to the Company by real estate developers, brokers and existing landlords.  Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.  We also lease existing space and are opening some built-to-suit locations.  For most of our new leases, we have revised our lease model to provide for at least a ten year initial term with a number of five year options thereafter.  Typically, our new lease strategy includes landlord allowances for leasehold improvements.  We believe our new lease model makes us more competitive with other retailers for desirable locations.  The Company may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

Additionally, the Company may consider strategic acquisitions.  If the Company undertakes such transactions, the Company may seek additional financing to fund acquisitions and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as Company stores) related to these stores.  There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, the Company will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that the Company decides to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.

Working Capital

              Working capital decreased to $201.1 million at December 1, 2007 from $283.4 million at June 2, 2007. This decrease is primarily the result of an increase in Accounts Payable partially offset by the seasonal increase in merchandise inventory and increased cash on hand at December 1, 2007 compared to June 2, 2007.

Net Cash Provided by Operating Activities

Net cash provided by operating activities amounted to $124.5 million for the six months ended December 1, 2007 compared with $76.1 million for the six months ended December 2, 2006. The primary reasons for the improvement in cash flow from operations relates to merchandise inventory not increasing as much during the six months ended December 1, 2007 compared to the six months ended December 2, 2006, an increase in accounts payable at December 1, 2007 compared to December 2, 2006, and an improved net loss position.

Dividends

Payment of dividends is prohibited under our credit agreements, except for limited circumstances.  Dividends equal to $0.6 million were paid during the six month period ended December 1, 2007 to Holdings in order to repurchase capital stock of the Parent from executives who left the Company.

Long-Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $800 million ABL Senior Secured Revolving Facility, $900 million Term Loan and the $305 million Senior Notes due 2014. Significant changes in the Company’s debt structure consist of the following:

$800 Million ABL Senior Secured Revolving Facility

During the six and three months ended December 1, 2007, the Company made repayments of principal, net of borrowings, in the amount of $55.3 million and $114.7 million, respectively.  As of December 1, 2007, the Company had $103.7 million outstanding under the ABL Senior Secured Revolving Facility and unused availability of $528.4 million.

Term Loan Facility

On September 4, 2007 the Company made a repayment of principal in the amount of $11.4 million based on 50% of the available free cash flow (as defined in the credit agreement) as of June 2, 2007.  This payment offsets the $2.3 million quarterly payments that the Company is required to make per the credit agreement through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  As of December 1, 2007, the Company has $872.8 million outstanding under the Term Loan.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 1, 2007, the Company had no material off-balance sheet arrangements except for operating leases and letter of credit agreements.

The Company had letter of credit agreements with a bank in the amount of $28.6 million and $36.1 million guaranteeing performance under various leases, insurance contracts and utility agreements at December 1, 2007 and June 2, 2007, respectively.  The Company had a letter of credit agreement with a bank in the amount of $3.4 million and $4.3 million at December 1, 2007 and June 2, 2007, respectively, guaranteeing the Industrial Revenue Bonds.  Additionally, the Company has letter of credit agreements with a bank in the amount of $13.2 million and $9.6 million at December 1, 2007 and June 2, 2007, respectively, related to certain merchandising agreements.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Annual Report on Form 10-K for the fiscal year ended June 2, 2007, except for a change related to our adoption of FIN 48.  The net long-term liabilities for uncertain tax positions under FIN 48 were $57.3 million upon adoption on June 3, 2007.  During the six months ended December 1, 2007, the total unrecognized tax benefits did not change materially.

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

Recent Accounting Pronouncements

Refer to Note 19 to the Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Market Risk Disclosures

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Senior Secured Revolving Facility and Term Loan will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap transactions. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At December 1, 2007, we had $397.5 million principal amount of fixed-rate debt and $976.5 million of available floating-rate debt. Based on $976.5 million outstanding as floating rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $9.8 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant) (all amounts in thousands):

Floating Rate Debt	Principal Outstanding at December 1, 2007	Additional Interest Expense Q3 2008	Additional Interest Expense Q4 2008	Additional Interest Expense Q1 2009	Additional Interest Expense Q2 2009
ABL Senior Secured Revolving Facility	$103,700	$259	$259	$259	$259
Term Loan	872,807	2,182	2,182	2,182	2,182
Total	$976,507	$2,441	$2,441	$2,441	$2,441

The Company has two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% for our first billion dollars of borrowings under our variable rate debt obligations.  As the Company currently has borrowings under $1.0 billion, there would be no interest rate exposure to the Company if interest rates were to increase above the 7% cap rate.  Currently, the Company has unlimited interest rate risk if its variable rate debt were to exceed $1 billion. At December 1, 2007, the Company’s borrowing rates related to its ABL Senior Secured Revolving Facility and its Term Loan were 6.35% and 7.76%, respectively.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is in part subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service our interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

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

Item 1A. Risk Factors.

At December 1, 2007, there had not been any material changes to the information related to the Item 1A, “Risk Factors” disclosed in the Company’s Annual Report on Form 10-K for the year ended June 2, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

10.1	Employment Agreement dated as of November 8, 2007 between Burlington Coat Factory Warehouse Corporation and Charles Guardiola (incorporated by reference to Form 8-K filed November 13, 2007).

10.2	Employment Agreement dated as of December 21, 2007 between Burlington Coat Factory Warehouse Corporation and Fran Jose.

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

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ Mark A. Nesci
Mark A. Nesci
President & Chief Executive Officer

/s/ Robert L. LaPenta, Jr.
Robert L. LaPenta, Jr.
Vice President – Treasurer – Principal Financial Officer

Date: January 15, 2008