Form 10-K
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2008-08-29
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

1-37917
(Commission File Number)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-4663833
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1830 Route 130 North Burlington, New Jersey	08016
(Address of principal executive offices)	(Zip Code)

(609) 387-7800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☒    No   ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-Accelerated filer   ☒                                                      Smaller reporting company  ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrants voting and non-voting common equity held by non-affiliates of the registrant is zero.  The registrant is a privately held corporation.

As of August 29, 2008 the registrant has 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company) and are not publicly traded.

Documents Incorporated By Reference

None

Item 1.  Business

Overview

Burlington Coat Factory Investments Holdings, Inc. (the Company or Holdings) is a nationally recognized retailer of high-quality, branded apparel at every day low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, and as of May 31, 2008, we have expanded our store base to 397 stores in 44 states and diversified our product categories by offering an extensive selection of in-season better and moderate brands, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home décor and gifts. We employ a hybrid business model, offering the low prices of off-price retailers as well as the branded merchandise, product breadth and product diversity traditionally associated with department stores.  We were acquired on April 13, 2006 by affiliates of Bain Capital in a take-private transaction. The total transaction value was $2.1 billion.

As used in this annual report, the terms “Company”, “we”, “us”, or “our” refers to Holdings and all its subsidiaries.  The Company has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation (BCFWC).  All discussions of business operations relate to BCFWC and its subsidiaries, its consolidated subsidiaries and predecessors. Our fiscal year ends on the Saturday closest to May 31. Fiscal 2008 ended on May 31, 2008 and was a 52 week year. Fiscal 2007 ended on June 2, 2007 and was a 52 week year.  Fiscal 2006 ended on June 3, 2006 and was a 53 week year.

The Stores

As of May 31, 2008, we operated 397 stores under the names: “Burlington Coat Factory Warehouse” (379 stores), “MJM Designer Shoes” (fifteen stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store). Our store base is geographically diversified with stores located in 44 states. We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at every day low prices.

Burlington Coat Factory Warehouse stores (BCF) offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories as well as home décor and gifts. BCF’s broad selection provides a wide range of apparel, accessories and furnishing for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond to changing market conditions and consumer fashion preferences. Furthermore, we believe BCF’s substantial selection of staple, destination products such as coats, Baby Depot products as well as men’s and boys’ suits attracts customers from beyond our local trade area. These products drive incremental store-traffic and differentiate us from our competitors.   Over 98% of our net sales are derived from the Burlington Coat Factory Warehouse stores.

We opened our first MJM Designer Shoes store in 2002. MJM Designer Shoe stores offer an extensive collection of men’s, women’s and children’s moderate-to higher-priced designer and fashion shoes, sandals, boots and sneakers. MJM Designer Shoes stores also carry accessories such as handbags, wallets, belts, socks, hosiery and novelty gifts. MJM Designer Shoes stores provide a superior shoe shopping experience for the value conscious consumer by offering a broad selection of quality goods at discounted prices in stores with a convenient self-service layout.

Cohoes Fashions offers a broad selection of designer label merchandise for men and women similar to that carried in BCF stores.  In addition, the stores carry decorative gifts and home furnishings.  Cohoes Fashions, Inc. was acquired by us in 1989.

           Baby Depot departments can be found in most BCF stores.  Baby Depot offers customers "one stop shopping" for infants and toddlers with everyday low prices on current, brand name merchandise. Customers can select from leading manufacturers of infant and toddler apparel, furniture and accessories. Baby Depot offers customers the convenience of special orders and a computerized baby gift registry.

Our stores are generally located in malls, strip shopping centers, regional power centers or are free standing and are usually established near a major highway or thoroughfare, making them easily accessible by automobile.

Some stores contain departments licensed to unaffiliated parties for the sale of items such as lingerie, fragrances, and jewelry. During Fiscal 2008, our rental income from all of our licensed departments aggregated less than 1% of our total revenues.

Store Expansion

Since 1972 when our first store was opened in Burlington, New Jersey, we have expanded to 379 BCF stores, two Cohoes Fashions stores, fifteen MJM Designer Shoes stores, and one stand-alone Super Baby Depot store.

We believe our real estate locations represent a competitive advantage.  Most of our stores are approximately 80,000 square feet, occupying significantly more selling square footage than most off-price or specialty store competitors. Major landlords frequently seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base and because we can take on larger facilities than most of our competitors. In addition, we have built long-standing relationships with major shopping center developers. As of May 31, 2008, we operated stores in 44 states, and we are exploring expansion opportunities both within our current market areas and in other regions.

We believe that our ability to find satisfactory locations for our stores is essential for the continued growth of our business. The opening of stores generally is contingent upon a number of factors, including, but not limited to, the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that we will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, we will be able to open the number of new stores presently planned.

Real Estate Strategy

As of May 31, 2008, we owned the land and/or buildings for 41 of our 397 stores. Generally, however, our policy has been to lease our stores, with average rents per square foot that are below the rents of our off-price competitors. Our large average store size (generally twice that of our off-price competitors), ability to attract foot traffic and our disciplined real estate strategy enable us to secure these lower rents. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

We have revised our lease model to provide for a ten year initial term with a number of five year options thereafter.  Typically, our new lease strategy includes landlord allowances for leasehold improvements and tenant fixtures.  We believe our new lease model makes us more competitive with other retailers for desirable locations.

We have a proven track record of new store expansion. Our store base has grown from thirteen stores in 1980 to 397 stores as of May 31, 2008.   Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores.

Fiscal Year	2003	2004	2005	2006		2007	2008
Stores (Beginning of Period)	319	335	349	362		368	379
Stores Opened	22	24	16	12		19	20
Stores Closed	(6)	(10)	(3)	(6)		(8)	(2)

Stores (End of Period)	335	349	362	368	*	379	397

* Inclusive of three stores that closed because of hurricane damage, which reopened in 2007.

Distribution

We have four distribution centers that occupy an aggregate of 1,790,000 square feet, each of which includes processing and storage capacity.  Our distribution centers are currently located in Burlington, New Jersey, Edgewater Park, New Jersey, Bristol, Pennsylvania, and San Bernardino, California.  Our newest distribution center, in San Bernardino, opened in May 2006, and is fully operational.  The facility is 440,000 square feet and has allowed us to increase our percentage of centrally received merchandise.  Prior to Fiscal 2007, we received approximately 50% of merchandise through our distribution centers while drop-shipping 50% direct to our stores.  During Fiscal 2008, we were able to transition our mix to approximately 82% of merchandise units through our distribution centers, reducing our direct to store drop-shipments to 18%.

Our distribution center network leverages automated sorting units to process and ship product to stores.  We believe that the use of automated sorting units provides cost efficiencies, improves accuracy, and improves our overall turn of product within our distribution network.

Location	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Burlington, NJ	1987	402,000	Owned
Bristol, PA	2001	300,000	Leased
Edgewater Park, NJ	2004	648,000	Owned
San Bernardino, CA	2006	440,000	Leased

Customer Demographic

Our core customer is the 18–49 year-old woman. The core customer is educated, resides in mid- to large-sized metropolitan areas and has an annual household income of $35,000 to $100,000. This customer shops for herself, her family and her home. We appeal to value seeking and fashion conscious customers who are price-driven but enjoy the style and fit of high-quality, branded merchandise. These core customers are drawn to us not only by our value proposition, but also by our broad selection of styles, our brands and our highly appealing product selection for families.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience and strive to make continuous efforts to improve customer service. In training our employees, our goal is to emphasize knowledgeable, friendly customer service and a sense of professional pride. We train employees designated for specialized departments where customers can benefit from more hands-on assistance, including men's suits and Baby Depot. Additionally, we offer our customers special services to enhance the convenience of their shopping experience, such as professional tailors, a baby gift registry, special orders and layaways.

Employees

As of May 31, 2008, we employed 26,580 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the apparel industry. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of May 31, 2008, employees at two of our stores are subject to collective bargaining agreements.

Competition

The retail business is highly competitive. Competitors include off-price retailers, department stores, mass merchants and specialty apparel stores. At various times throughout the year, traditional full-price department store chains and specialty shops offer brand-name merchandise at substantial markdowns, which can result in prices approximating those offered by us at our BCF stores.

Merchandise Vendors

We purchase merchandise from many suppliers, none of which accounted for more than 3% of our net purchases during Fiscal 2008. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the back-to-school and holiday seasons (September through January). Weather, however, continues to be an important contributing factor to the sale of clothing in the Fall, Winter and Spring seasons. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Tradenames

We have tradename assets such as Burlington Coat Factory, Baby Depot, Luxury Linens and MJM Designs.  We consider these tradenames and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these tradenames endure for as long as they are used.

AVAILABLE INFORMATION

Our website address is www.burlingtoncoatfactory.com.  We will make available our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports free of charge through our Internet website at www.burlingtoncoatfactory.com under the heading “Investor Relations” as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).

Item 1A.  Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, general economic conditions in the United States and in states where we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, domestic events affecting the delivery of merchandise to our stores, existence of adverse litigation and risks, and each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report.

 Many of these factors are beyond our ability to predict or control. In addition, as a result of these and other factors, our past financial performance should not be relied on as an indication of future performance. The cautionary statements referred to in this section also should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report might not occur. Furthermore, we cannot guarantee future results, events, levels of activity, performance or achievements.

 Set forth below are certain important risks and uncertainties that could adversely affect our results of operations or financial condition and cause our actual results to differ materially from those expressed in forward-looking statements made by us. Although we believe that we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our performance or financial condition. More detailed information regarding certain risk factors described below is contained in other sections of this report.

Risks Related to Our Business

Our growth strategy includes the addition of a significant number of new stores each year. We may not be able to implement this strategy successfully, on a timely basis, or at all.

Our growth will largely depend on our ability to successfully open and operate new stores. We intend to continue to open a significant number of new stores in future years, while remodeling a portion of our existing store base annually. The success of this strategy is dependent upon, among other things, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our Available Business Line Senior Secured Revolving Facility (ABL Line of Credit); however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if one or more of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease approximately 90% of our store locations. Most of our current leases expire at various dates after five-year terms, or ten-year terms in the case of our newer leases, the majority of which are subject to our option to renew such leases for several additional five-year periods.  Our ability to renew any expiring lease or, if such lease cannot be renewed, our ability to lease a suitable alternate location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which are not within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords. If we are unable to renew existing leases or lease suitable alternate locations, or enter into leases for new stores on favorable terms, our growth and our profitability may be negatively impacted.

    Our net sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during our second and third quarters. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

Fluctuations in comparative store sales and results of operations could cause our business performance to decline substantially.

Our results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Since the beginning of the fiscal year ended May 29, 2004, our quarterly comparative store sales rates have ranged from 8.9% to negative 8.0%.

Our comparative store sales and results of operations are affected by a variety of factors, including:

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	weather conditions;

•	availability of suitable real estate locations at desirable prices and our ability to locate them;

•	the timing of promotional events;

•	changes in general economic conditions and consumer spending patterns;

•	our ability to anticipate, understand and meet consumer trends and preferences; and

•	actions of competitors.

If our future comparative store sales fail to meet expectations, then our cash flow and profitability could decline substantially. For further information, please refer to Item 7,  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Because inventory is both fashion and season sensitive, extreme and/or unseasonable weather conditions could have a disproportionately large effect on our business, financial condition and results of operations because we would be forced to mark down inventory.

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores. In addition, natural disasters such as hurricanes, tornados and earthquakes, or a combination of these or other factors, could severly damage or destroy one or more of our stores or facilities located in the affected areas, thereby disrupting our business operatons. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. Historically, a majority of our net sales have occurred during the five-month period from September through January. Unseasonably warm weather during these months could adversely affect our business.

We do not have long-term contracts with any of our vendors and if we are unable to purchase suitable merchandise in sufficient quantities at competitive prices, we may be unable to offer a merchandise mix that is attractive to our customers and our sales may be harmed.

Substantially all of the products that we offer are manufactured by third party vendors. Many of our key vendors limit the number of retail channels they use to sell their merchandise and competition among retailers to obtain and sell these goods is intense. In addition, nearly all of the brands of our top vendors are sold by competing retailers and some of our top vendors also have their own dedicated retail stores. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time.  If our relationships with our vendors are disrupted, we may not be able to acquire the merchandise we require in sufficient quantities or on terms acceptable to us. Any inability to acquire suitable merchandise would have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost sales.

Our results may be adversely affected by fluctuations in energy prices

 Energy costs have risen dramatically in the past year, resulting in an increase in our transportation costs for distribution, utility costs for our stores and costs to purchase our products from suppliers. A continued rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have an adverse effect on our performance.

General economic conditions affect our business.

 Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.

Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

Within the recent past the cost of apparel merchandise has benefited from deflationary pressures in the Far East, but recently inflationary pressures from that region due to rising consumer demand has started to reverse this trend. In addition, during the latter half of Fiscal 2008, the increased cost of oil has resulted in increased transportation costs for merchandise, both internationally and domestically.  The combination of these factors will put pressure on the costs of our merchandise.  Furthermore, weak economic conditions in the domestic market due to the rise in the cost of oil and other utilities combined with the rising costs of food and deterioration of the mortgage lending market have limited consumer discretionary spending and in turn, limited our ability to pass on increased costs to the consumer.  To date, we have been able to combat these increased costs through improved negotiating and buying efforts to maintain solid margins.   Additionally, we have sought to combat these factors by reducing our other costs of operations.  If we are unable to control costs effectively or increase sales volume, our profitability would be adversely affected.

Although we purchase most of our inventory from vendors domestically, apparel production is located primarily overseas.

Factors which affect overseas production could affect our suppliers and vendors and, in turn, our ability to obtain inventory and the price levels at which they may be obtained. Although such factors apply equally to our competitors, factors that cause an increase in merchandise costs or a decrease in supply could lead to generally lower sales in the retail industry.

Such factors include:

•
political or labor instability in countries where suppliers are located or at foreign and domestic ports which could result in lengthy shipment delays, which if timed ahead of the fall and winter peak selling periods could materially and adversely affect our ability to stock inventory on a timely basis;

•	political or military conflict involving the apparel producing countries, which could cause a delay in the transportation of our products to us and an increase in transportation costs;

•
heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•
disease epidemics and health related concerns, such as the outbreaks of SARS, bird flu and other diseases, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	the migration and development of manufacturers, which can affect where our products are or will be produced;

•	fluctuation in our suppliers’ local currency against the dollar, which may increase our cost of goods sold; and

•
changes in import duties, taxes, charges, quotas, loss of “most favored nation” trading status with the United States for a particular foreign country and trade restrictions (including the United States imposing antidumping or countervailing duty orders, safeguards, remedies or compensation and retaliation due to illegal foreign trade practices).

Any of the foregoing factors, or a combination thereof could have a material adverse effect on our business.

Our business would be disrupted severely if our distribution centers were to shut down.

During Fiscal 2008, central distribution and warehousing services were extended to approximately 82% of our merchandise units through our warehouse/distribution facilities in Burlington, New Jersey, Edgewater, New Jersey, Bristol, Pennsylvania, and San Bernardino, California. Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. If any distribution center were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from the supplier via drop shipment, we would incur significantly higher costs and a reduced control of inventory levels during the time it takes for us to reopen or replace any of the distribution centers.  Additionally, the Company is planning to implement a new warehouse management system during the fiscal year ending on May 30, 2009 (Fiscal 2009).

Any unforeseen issues with this implementation may result in a disruption to our distribution processes, ultimately costing the company time and money to rectify the situation.

Software used for our management information systems may become obsolete or conflict with the requirements of newer hardware and may cause disruptions in our business.

We rely on our existing management information systems, including some software programs that were developed in-house by our employees, in operating and monitoring all major aspects of our business, including sales, warehousing, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. If we fail to update such software to meet the demands of changing business requirements or if we decide to modify or change our hardware and/or operating systems and the software programs that were developed in-house are not compatible with the new hardware or operating systems, disruption to our business may result.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of our computer system or otherwise, could severely hurt our business.

As part of our normal course of business we collect, process and retain sensitive and confidential customer information in accordance with industry standards.  Despite the security measures we have in place, our facilities and systems, and those of our third party service providers may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and, or human errors, or other similar events.  Any security breach involving misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to litigation and liability risks, disrupt our operations and harm our business.

Disruptions in our information systems could adversely affect our operating results.

The efficient operation of our business is dependent on our information systems. If an act of God or other event caused our information systems to not function properly, major business disruptions could occur.  In particular, we rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. Our disaster recovery site is located within 15 miles of our headquarters.  If a disaster impacts either location, while it would not fully incapacitate the Company, our operations could be significantly effected. The failure of our information systems to perform as designed could disrupt our business and harm sales and profitability.

Our future growth and profitability could be adversely affected if our advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

We rely heavily on print and television advertising to increase consumer awareness of our product offerings and pricing to drive store traffic. In addition, we rely and will increasingly rely on other forms of media advertising. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising and marketing programs. In order for our advertising and marketing programs to be successful, we must:

•	manage advertising and marketing costs effectively in order to maintain acceptable operating margins and return on our marketing investment; and

•	convert customer awareness into actual store visits and product purchases.

Our planned advertising and marketing expenditures may not result in increased total or comparative net sales or generate sufficient levels of product awareness. Further, we may not be able to manage our advertising and marketing expenditures on a cost-effective basis.

The loss of key personnel may disrupt our business and adversely affect our financial results.

 We depend on the contributions of key personnel for our future success.  Although we have entered into employment agreements with certain executives, we may not be able to retain all of our executive and key employees.  These executives and other key employees may be hired by our competitors, some of which have considerably more financial resources than we do. The loss of key personnel, or the inability to hire and retain qualified employees, could adversely affect our business, financial condition and results of operations.

The interests of our controlling stockholders may conflict with the interests of our noteholders or us.

Funds associated with Bain Capital own approximately 98.6% of the common stock of Burlington Coat Factory Holdings, Inc. (Parent), with the remainder held by existing members of management. Additionally, management holds options to purchase 7.6% of the outstanding shares of Parent’s common stock should all options be exercised.  Our controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and impact our ability to make payments on our outstanding notes. In addition, funds associated with Bain Capital have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many major decisions regarding our operations.

For further information regarding the ownership interest of, and related party transactions involving, Bain Capital and its associated funds, please see Item 12, Security Ownership of Certain Beneficial Owners and Management, and Item 13, Certain Relationships and Related Transactions, and Director Independence.

Risk Factors Related to Our Substantial Indebtedness

    Our substantial indebtedness will require a significant amount of cash.  Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on our outstanding notes.

   We are highly leveraged.  As of May 31, 2008, our total indebtedness was $1.5 billion, including $300.2 million of  11.13% senior notes due 2014, $99.3 million of 14.5% senior discount notes due 2014, $872.8 million under our Senior Secured Term Loan Facility (Term Loan Facility), and $181.6 million under the ABL Line of Credit.  Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to $95.2 million for the fiscal year ending May 30, 2009, exclusive of the ABL Line of Credit. The ABL Line of Credit has no annual minimum principal payment requirement.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, including the notes, selling material assets or operations or raising additional debt or equity capital. We may not be able to effect any of these actions on a timely basis, on commercially reasonable terms or at all, or that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the credit agreements governing our senior secured credit facilities and each indenture governing the notes, may restrict us from effecting any of these alternatives.

If we fail to make scheduled payments on our debt or otherwise fail to comply with our covenants, we will be in default and, as a result:

•	our debt holders could declare all outstanding principal and interest to be due and payable,
•	our secured debt lenders could terminate their commitments and commence foreclosure proceedings against our assets, and
•	we could be forced into bankruptcy or liquidation.

The indenture governing our senior notes and the credit agreements governing our senior secured credit facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our senior notes and the credit agreements governing our senior secured credit facilities contain covenants that place significant operating and financial restrictions on us. These covenants limit our ability to, among other things:

•	incur additional indebtedness or enter into sale and leaseback obligations;

•	pay certain dividends or make certain distributions on capital stock or repurchase capital stock;

•	make certain capital expenditures;

•	make certain investments or other restricted payments;

•	have our subsidiaries pay dividends or make other payments to us;

•	engage in certain transactions with stockholders or affiliates;

•	sell certain assets or merge with or into other companies;

•	guarantee indebtedness; and

•	create liens.

As a result of these covenants, we are limited in how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. If we fail to maintain compliance with these covenants in the future, we may not be able to obtain waivers from the lenders and/or amend the covenants.

Our failure to comply with the restrictive covenants described above, as well as others that may be contained in our senior secured credit facilities from time to time, could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

Our failure to comply with the agreements relating to our outstanding indebtedness, including as a result of events beyond our control, could result in an event of default that could materially and adversely affect our results of operations and our financial condition.

If there were an event of default under any of the agreements relating to our outstanding indebtedness, the holders of the defaulted debt could cause all amounts outstanding, with respect to that debt, to be due and payable immediately. Our assets or cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments if accelerated upon an event of default. Further, if we are unable to repay, refinance or restructure our secured indebtedness, the holders of such debt could proceed against the collateral securing that indebtedness. In addition, any event of default or declaration of acceleration under one debt instrument could also result in an event of default under one or more of our other debt instruments.

Item 1B.  Unresolved Staff Comments
None.

Item 2.                        Properties

Properties

As of May 31, 2008, we operated 397 stores in 44 states throughout the United States.  We own the land and/or building for 41 of our stores and lease the other 356 stores.  Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales.

We own five buildings in Burlington, New Jersey. Of these buildings, two are used by us as retail space. In addition, we own approximately 97 acres of land in the townships of Burlington and Florence, New Jersey on which we have constructed our corporate headquarters and a warehouse/distribution facility. We lease warehouse facilities of approximately 300,000 square feet in Bristol, Pennsylvania. We lease approximately 20,000 square feet of office space in New York City. We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a warehouse and office facility of approximately 648,000 square feet. We lease an additional 440,000 square foot distribution facility opened in April 2006 in San Bernardino, California. These facilities have significantly expanded our warehousing and distribution capabilities.

The following table identifies the years in which store leases, exclusive of warehouse and corporate location leases, existing at May 31, 2008 expire, showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available.  For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified.

Fiscal years Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2009-2010	7	97
2011-2012	4	84
2013-2014	10	56
2015-2016	4	22
2017-2018	3	50
Thereafter to 2036	12	42
Total	40	351

Item 3.                      Legal Proceedings

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 4.                        Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established trading market currently exists for our common stock.    As of August 29, 2008, Parent was the only holder of record of our common stock, and 98.6% of Parent’s common stock is held by various Bain Capital funds.   Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  Dividends equal to $0.7 million and $0.1 million were paid during Fiscal 2008 and Fiscal 2007, respectively, to Parent in order to repurchase capital stock of the Parent.

Item 6.	Selected Financial Data

The following table presents selected historical Consolidated Statements of Operations and Comprehensive Income (Loss), Balance Sheets and other data for the periods presented and should only be read in conjunction with our audited consolidated financial statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included elsewhere in this Form 10-K. The historical financial data for the fiscal years ended May 31, 2008 and June 2, 2007, the periods April 13, 2006 to June 3, 2006, and May 29, 2005 to April 12, 2006 and for the fiscal years ended May 28, 2005, and May 29, 2004 have been derived from our historical audited combined or consolidated financial statements.

Predecessor/Successor Presentation.  Although Burlington Coat Factory Warehouse Corporation continued as the same legal entity after the Merger Transaction, the Selected Financial Data for Fiscal 2006 provided below is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger Transaction, May 29, 2005 to April 12, 2006, and the period succeeding the Merger Transaction, April 13, 2006 to June 3, 2006. The financial data provided refers to the operations of the Company and its subsidiaries for both the Predecessor and Successor periods.

	(in thousands ‘000)
	Predecessor			Successor	Combined (1)	Successor	Successor
	Twelve Months Ended 5/29/04	Twelve Months Ended 5/28/05	Period from 5/29/05 to 4/12/06	Period from 4/13/06 to 6/3/06	Twelve Months Ended 6/3/06	Twelve Months Ended 6/2/07	Twelve Months Ended 5/31/08
Revenues from Continuing Operations	$2,860.0	$3,199.8	$3,045.3	$425.2	$3,470.5	$3,441.6	$3,424.0

Income (Loss) from Continuing Operations, Net of Provision for Income Tax	72.3	106.0	94.3	(27.2)	67.1	(47.2)	(49.0)

Discontinued Operations, Net of Tax Benefit (2)	(4.4)	(1.0)	-	-	-	-	-

Net Income (Loss)	67.9	105.0	94.3	(27.2)	67.1	(47.2)	(49.0)

Balance Sheet Data
Total Assets	$1,579.2	$1,673.3	Note (3)	$3,213.5	$-	$3,036.5	$2,964.5
Working Capital	321.8	392.3	Note (3)	219.3	-	280.6	294.2
Long-term Debt	133.5	132.3	Note (3)	1,508.1	-	1,456.3	1,480.2
Stockholders Equity	845.4	926.2	Note (3)	419.5	-	380.5	323.5

Notes:

(1)  Our combined results of operations for the year ended June 3, 2006 represent the addition of the Predecessor period from May 29, 2005 through
      April 12, 2006 and the Successor period from April 13, 2006 through June 3, 2006. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results for investors as it provides annual comparability between years and is the information that management uses to make decisions on an annual basis.

	(2) Discontinued operations include the after-tax operations of stores closed by us during the fiscal years listed.
	(3) Information not available for interim period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” unless indicated otherwise or the context requires, “we,” “us,” “our,” and “Company” refers to the operations of Burlington Coat Factory Warehouse Corporation and its consolidated subsidiaries, and the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. We maintain our records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to May 31.   The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our consolidated  financial statements, including the notes thereto, appearing elsewhere herein.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth in the “Cautionary Statement Regarding Forward-Looking Statements”, which can be found in Item 1A, Risk Factors.  Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the “Risk Factors” section and elsewhere in this report.

General

Based on retail industry reports, we are a nationally recognized retailer of high-quality, branded apparel at every day low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 397 stores in 44 states, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home décor and gifts. We employ a hybrid business model which enables us to offer the low prices of off-price retailers and the branded merchandise, product breadth and product diversity of department stores. We acquire desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers.

As of May 31, 2008, we operated 397 stores under the names “Burlington Coat Factory Warehouse” (379 stores), “MJM Designer Shoes” (fifteen stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store) in 44 states. For the fiscal year ended May 31, 2008, we generated revenues of approximately $3.4 billion.

Executive Summary

Overview of Fiscal 2008 Operating Results

We experienced a decrease in net sales for the 52 week period ended May 31, 2008 compared with the 52 week period ended June 2, 2007 of approximately $10.0 million (0.3%).  Net sales were approximately $3.4 billion for Fiscal 2008 (52 weeks) and Fiscal 2007 (52 weeks).

We experienced a 5.2% comparative store sales decrease from the comparative period of a year ago due primarily to unseasonably warm weather in September and October, weakened consumer demand similar to what other retailers experienced and temporarily low or out of stock issues in certain limited divisions throughout the fiscal year.

Gross margin as a percentage of sales increased to 38.3% from 37.6% during the period ended May 31, 2008 compared with the period ended June 2, 2007, due primarily to our improved initial markups which are the result of lower costs associated with better negotiating and buying efforts.

We recorded a net loss of $49.0 million for the period ended May 31, 2008 compared with net loss of $47.2 million for the 52 week period ended June 2, 2007. The primary drivers of the net loss in Fiscal 2008 and Fiscal 2007 are weakened consumer demand, impairment charges and depreciation, amortization and interest expense incurred in connection with the financing of the Merger Transaction in Fiscal 2006.  The improvement in our net loss position from Fiscal 2007 to Fiscal 2008 is primarily driven by improved margins.

The following is a list of operating highlights for Fiscal 2008:

▪	20 Burlington Coat Factory Warehouse Stores were opened.

▪	The acquisition of the rights for up to 24 leases from Value City.

▪
Hired eight executive and senior management positions in merchandising, finance, store operations, logistics, IT and strategy to strengthen the management team and provide the experience to lead our various improvement and growth initiatives.

▪	Completion of a supply chain network design study and began implementation of a three year strategy focused on providing best-in-class store service levels and efficiencies.

▪	Establishment of a Customer Relationships Management (CRM) database to help us better understand our customer’s buying behavior.

▪	Engagement of a new advertising partner to help raise the unaided awareness of the Burlington Coat Factory brand so that we can be more top of mind with our customers.

Management Initiatives for Fiscal 2009

In Fiscal 2009, management will continue to pursue initiatives to address the decline in comparative store sales and to support our future growth.  We continue to concentrate on developing strategies related to improving our merchandise flow and improving our inventory allocation process to place trend right merchandise in the right stores at the right time.

We are also engaged with an outside design firm to help us improve the in-store customer experience by improving  in-store signage and flow and adjacencies of our departments as well as the overall look and feel of our stores. We believe that improving the signage in our stores will assist our customers to locate items they are looking for and perhaps other items they might be excited and surprised to find in the store.  By addressing the way our stores look and feel, we hope to make our stores easier and more fun to shop.

We are launching a new marketing campaign focused to reach an emotional connection with our consumer with the concept that “great minds shop alike.”  We believe that our consumers will be engaged by thinking our buyers’ great minds (similar to the great minds of our consumers) are looking for the best fashion deals in the market.  We will continue to use print, television, and radio media for this new campaign which continues to highlight our great everyday values, our brands, and our trend right fashions as well as our overall message of Burlington Coat Factory as a value department store.

We continue to develop our supply chain capabilities.  We continue with our plans to implement a new warehouse management system.  Based on the supply chain network design study that was completed in Fiscal 2008, we have decided to change our current national network to a regional network to gain even greater efficiencies in service times to our stores and in the entire process of moving goods through our distribution centers.  As a result of our desire to change to a regional network, we will be making modifications to our existing distribution centers and bringing up the warehouse management system with the new capabilities of the distribution centers in the regional network during Fiscal 2009 and the fiscal year ended May 29, 2010.

In 2008, we began to roll out a new layaway database to all of our stores, enhancing our already successful layaway program. In this new version of layaway, all layaway and special order information is stored in a database that is accessible to the stores and the corporate office. All updates to existing layaways are done in near real-time, increasing the speed and efficiency of the layaway process while providing improved financial controls.  When a customer returns to the store to make a payment or pick up, the layaway information is easily retrieved, providing a more pleasant experience for the customer. In addition, repeat layaway and special order customers can be located in the database, speeding up the the creation process by eliminating the need to gather duplicate demographic information.

The layaway database will allow us to spend more time providing our customers with personalized service.  We expect the rollout of this database to be completed during Fiscal 2009.

Through these initiatives, management believes it can improve on our recent results through better engagement of our customers and efficiencies of the supply chain.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparative store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customer’s spend, there are uncertainties and challenges that we face as a value department store of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

Economic Conditions.  The macro economic pressures on our consumers from higher energy prices, tighter credit markets and a prolonged slump in the housing market have lowered consumer confidence.  In order to succeed in these difficult economic conditions, we need to continue to focus each of our merchandising categories on the right brands, the right items and trend right fashions at a great value in order to provide a compelling assortment of merchandise to our core customers.

Competition, Resale Price Maintenance, and Margin Pressure. We believe that in order to remain competitive with off-price retailers and discount stores, we must continue to offer brand-name merchandise at a discount from traditional department stores as well as an assortment of merchandise that is appealing to our customers.

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

With the recent devaluation of the dollar and the increase of costs of imports from China and other parts of the world the U.S retail industry is facing increased pressure on margins. To date, we have been able to compensate for the margin pressure by not accepting price increases wherever possible, and to a lesser extent, increasing the selling price of certain merchandise when appropriate.

In addition,  rising energy costs may cause cost increases related to freight, payroll and employee benefits, ultimately impacting net profit. We expect that our cash flows from operating activities and the availability under our credit facilities will be sufficient for our cash needs.

Changes to import and export laws could have a direct impact on our operating expenses and an indirect impact on consumer prices and we cannot predict any future changes in such laws.

Seasonality of Sales and Weather Conditions. Our sales, like most other retailers, are subject to seasonal influences, with the majority of our sales and net income derived during the months of September, October, November, December and January, which includes the back-to-school and holiday seasons.

Additionally, our sales continue to be significantly affected by weather. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still heavily driven by weather patterns.

The Merger Transaction

On January 18, 2006, we entered into a Merger Agreement (Merger Agreement) pursuant to which our entire company was sold to affiliates of Bain Capital (Merger Transaction).

On April 13, 2006, the Merger Transaction was consummated through a $2.1 billion merger with BCFWC being the surviving corporation. Under the Merger Agreement, former holders of our common stock, par value $1.00 per share, received $45.50 per share, or approximately $2.1 billion. Approximately $13.8 million of the $2.1 billion was used, among other things, to settle outstanding options to purchase our common stock. The Merger Transaction consideration was funded through the use of our available cash, cash equity contributions from affiliates of Bain Capital and management, and the debt financings as further described in Notes 1 and 3 to our consolidated financial statements.

Following the consummation of the Merger Transaction, Parent entered into a contribution agreement with us to effectuate an exchange of shares under Section 351(a) of the Internal Revenue Code of 1986, as amended. Parent delivered to us all of BCFWC’s outstanding shares, and we simultaneously issued and delivered all of our authorized and outstanding shares of common stock to Parent.

In connection with the Merger Transaction, we entered into other definitive agreements as further described in Notes 1 and 3 to our consolidated financial statements.

Burlington Coat Factory Warehouse Corporation Corporate Structure

The chart below summarizes our corporate structure prior to the Merger Transaction and related transactions.

The chart below summarizes our corporate structure following the consummation of the Merger Transaction..

Affiliates of Bain Capital, LLC
Management Holders
98.5%
1.5%
Burlington Coat Factory Holdings, Inc.
Burlington Coat Factory Investments Holdings, Inc.
Burlington Coat Factory Warehouse Corporation
Operating Subsidiaries

Key Performance Measures

Management considers numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, earnings before interest, taxes, depreciation, amortization and impairment (which we define as “EBITDA”), gross margin, inventory levels, inventory turnover,  liquidity and comparative store payroll.

Comparative store sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. We define our comparative store sales as sales (net of sales discounts) of those stores that are beginning their four hundred and twenty-fifth day of operation (approximately 1 year and 2 months). Existing stores whose square footage has been changed by more than 20% and relocated stores are classified as new stores (unless the store remains in the same shopping complex) for comparative store sales purposes. This method is used in this section in comparing the results of operations for the fiscal period ended May 31, 2008 with the results of operations for the fiscal period ended June 2, 2007.  We experienced a decrease in comparative store sales of  5.2% for the fiscal year ended May 31, 2008 compared with the fiscal year ended June 2, 2007.  This decrease is primarily due to unseasonably warm weather in September and October, weakened consumer demand similar to what other retailers experienced and temporarily low or out of stock issues in certain limited divisions throughout the fiscal year.

EBITDA.  EBITDA is a non-GAAP financial measure of our performance.  EBITDA provides management with helpful information with respect to our operations.  It provides additional information with respect to our ability to meet our future debt service, fund our capital expenditures and working capital requirements and to comply with various covenants in each indenture governing our outstanding notes, as well as various covenants related to our senior secured credit facilities.  Our EBITDA for the fiscal year ended May 31, 2008 was $250.6 million, a $9.6 million decrease compared with the fiscal year ended June 2, 2007.  The decrease in EBITDA is primarily the result of the decrease in net sales during the same period.

The following table shows our calculation of EBITDA for the fiscal years ended May 31, 2008 and June 2, 2007:

	(in thousands ‘000)
	Twelve Months Ended
	May 31, 2008	June 2, 2007

Income (Loss) from Continuing Operations	$(48,970)	$(47,199)

Interest Expense	122,684	134,313
Provision (Benefit) for Income Tax	(25,304)	(25,425)
Depreciation	133,060	130,398
Impairment	25,256	24,421
Amortization	43,915	43,689

EBITDA	$250,641	$260,197

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales.   We experienced an increase in gross margin percentage for Fiscal 2008 to 38.3%, from 37.6% for Fiscal 2007.   The improvement in gross margin was due primarily to improved initial markups which are the result of lower costs associated with better negotiating and buying efforts.

Inventory Levels.  Inventory levels are monitored by management to ensure that our stores are properly stocked to service customer needs while at the same time ensuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise.  At May 31, 2008, inventory was $719.5 million compared with $710.6 million at June 2, 2007.   We believe that our inventory levels as of May 31, 2008 are appropriate, contain a higher percentage of fresh merchandise than in previous periods and that our inventory is properly valued at the lower of cost or market.

Inventory turnover.   Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing the retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our inventory turnover rate was 2.4 in each of Fiscal 2008 and Fiscal 2007.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital. Cash flow is the measure of cash generated from operating, financing and investing activities. We experienced an increase in cash flow of $30.7 million during the fiscal year ended May 31, 2008 compared with the fiscal year ended June 2, 2007 primarily due to fluctuations in our line of credit offset in part by increased capital expenditures.  Cash and cash equivalents increased $6.2 million to $40.1 million as of May 31, 2008.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash) minus current liabilities. Working capital at May 31, 2008 was $294.2 million compared with $280.6 million at June 2, 2007.  This increase in working capital is the result of several factors.  Increases in working capital resulted from a decrease in the line item “Accounts Payable” and an increase in the line item “Deferred Tax Asset” in our Consolidated Balance Sheets.  These increases in our working capital are partially offset by a decrease in the line items “ Assets Held for Disposal” and an increase in the line item “Other Current Liabilities” in the our Consolidated Balance Sheets.

Comparative Store Payroll.  Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year. We define our comparative store payroll as stores which were opened for an entire week both in the previous year and the current year.  Comparative store payroll decreased 4.8% for the fiscal year ended May 31, 2008 compared to the fiscal year ended June 2, 2007 as a result of various process improvements and standard operating procedures that have been implemented during the year to improve the efficiencies of our stores and, specifically, the receiving areas within our stores.

Items Affecting Comparability

Predecessor/Successor basis of accounting.

Although BCFWC continued as the same legal entity after the Merger Transaction, the discussion regarding Fiscal 2006 reflects two periods: Predecessor and Successor, which relate to the period preceding the Merger Transaction and the period succeeding the Merger Transaction, respectively. We refer to our operations and the operations of our subsidiaries for both the Predecessor and Successor periods. We have prepared our discussion of the results of operations for the fiscal year ended June 3,

2006 by comparing the mathematical combination of the Predecessor and Successor periods, without making pro forma adjustments.

As a result of the Merger Transaction, our assets and liabilities were adjusted to their fair value as of the closing date, April 13, 2006. Depreciation and amortization expenses are higher in the Successor accounting period due to these fair value assessments resulting in increases to the carrying value of our property, plant and equipment and intangible assets. Interest expense has increased substantially in the Successor accounting periods in connection with our financing arrangements, which includes a $800 million ABL Line of Credit, a $900 million Term Loan, $305 million of senior notes and $99.3 million of Holdings Senior Discount Notes, each of which are further described under the caption below entitled “Liquidity.”

Results of Operations

The following table sets forth certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for periods indicated that are used in connection with the discussion herein.

	May 31, 2008		June 2, 2007		June 3, 2006
Statement of Operations Data:
Net sales	100%		100%		100%
Cost of Sales (Exclusive of Depreciation and Amortization)	61.8		62.4		63.5
Selling & Administrative Expenses	32.2		31.2		30.6
Depreciation	3.9		3.8		2.8
Amortization	1.3		1.3		0.3
Impairment Charges	0.7		0.7		-
Interest Expense	3.6		4.0		0.6
Other (Income) Loss, Net	(0.4	) )	(0.2)		(0.2)
Other Revenue	0.9		1.1		0.9
(Loss) Income from Continuing Operations Before Income Taxes	(2.2)		(2.1)		3.3
Income Tax (Benefit) Expense	(0.8)		(0.7)		1.3

Net (Loss) Income	(1.4	) %	(1.4	) %	2.0%

Performance for the Fiscal Year (52 weeks) Ended May 31, 2008 Compared with the Fiscal Year (52 weeks) Ended June 2, 2007

Net Sales.  Consolidated net sales decreased $10.0 million (0.3%) to $3.4 billion for the fiscal year ended May 31, 2008 compared with the fiscal year ended June 2, 2007. Comparative stores sales decreased 5.2% for the fiscal year ended May 31, 2008, due primarily to unseasonably warm weather in September and October, weakened consumer demand similar to what other retailers experienced and temporarily low or out of stock issues in certain limited divisions throughout the fiscal year.

The decrease in comparative store sales is partially offset by 20 new Burlington Coat Factory Warehouse  stores opened during Fiscal 2008, which contributed $105.8 million to net sales for the fiscal year ended May 31, 2008.  Additionally, sales from stores opened during Fiscal 2007, which are not included in our definition of comparative store sales, contributed $58.9 million to Fiscal 2008 results.

Other Revenue.  Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, dormancy service fees and miscellaneous revenue items) decreased to $30.6 million for the fiscal year ended May 31, 2008 compared with $38.2 million for the fiscal year ended June 2, 2007. This decrease is primarily related to a decrease in dormancy service fees of $5.3 million and decreases in rental income from leased departments of approximately $2.0 million due primarily to our converting leased departments into company-run departments.

During the third quarter of Fiscal 2008, we ceased charging dormancy service fees on outstanding balances of store value cards and began recognizing an estimate of the amount of gift cards that would not be redeemed (referred to herein as breakage income) related to outstanding store value cards and included this income in the line item “Other Income, Net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  For additional information, please see the discussion below under the caption entitled “Other Income, Net”.

Cost of Sales.  Cost of sales decreased $29.8 million (1.4%) to $2,095.4 million for the fiscal year ended May 31, 2008 compared with the fiscal year ended June 2, 2007. Cost of sales, as a percentage of net sales, decreased to 61.8% in Fiscal 2008 from 62.4% in Fiscal 2007.  The decrease in cost of sales as a percentage of sales was due primarily to our improved initial markups which are the result of lower costs associated with better negotiating and buying efforts.

Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include these costs in the selling and administrative expenses, depreciation, and amortization line items in our Consolidated Statements of Operations and Comprehensive Income (Loss). We include in our definition of cost of sales all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses.  Selling and administrative expenses for the fiscal year ended May 31, 2008 amounted to $1,090.8 million compared to $1,062.5 million for the fiscal year ended June 2, 2007, a 2.7% increase.  This increase is due to several factors.  First, occupancy related expenses increased $20.2 million for the fiscal year ended May 31, 2008 compared with the fiscal year ended June 2, 2007.  Rent, utilities and maintenance related expenses for new stores opened in Fiscal 2008 accounted for $12.8 million of the $20.2 million increase.  Stores opened in Fiscal 2007 that were not operating for a full year incurred incremental rent, utilities and maintenance related expenses in Fiscal 2008 of $5.5 million.

In addition to increases in occupancy related expense, professional fees increased $3.2 million.  The increase in professional fees is primarily related to our evaluation of the effectiveness of our internal control over financial reporting.  As a non-accelerated filer, we are required to provide our initial report of management on our internal controls over financial reporting in this report.

Lastly, other expense accounts including, but not limited to, miscellaneous taxes, protection, other and temporary help increased $9.5 million during Fiscal 2008 compared with Fiscal 2007.  New store openings during Fiscal 2007 and Fiscal 2008 account for approximately $3.2 million of the increase.  The increase in temporary help of approximately $1.7 million is primarily related to our distribution centers.  During Fiscal 2008, we receive approximately 82% of our merchandise through our distribution centers as opposed to receiving only 50% of our merchandise through our distribution centers in Fiscal 2007.

These increases were partially offset by a decrease in payroll and payroll related accounts of $5.7 million for the fiscal year ended May 31, 2008 compared to the fiscal year ended June 2, 2007.  The decrease in payroll and payroll related accounts of $5.7 million is a function of decreases related to comparative store payroll of $18.5 million and $13.7 million related to retention bonuses incurred as part of  the Merger Transaction, partially offset by new store payroll of $14.9 million, incremental payroll costs of $5.1 million related to stores that were not opened for a full fiscal year in Fiscal 2007 and an increase of $7.1 million related to payroll at the corporate office as a result of our filling several open senior management and management positions.  During Fiscal 2007, we recorded $13.7 million of retention bonuses related to the Merger Transaction.  These bonuses were paid out during Fiscal 2007.

As a percentage of net sales, selling and administrative expenses were 32.1% for the year ended May 31, 2008 compared with 31.2% for the year ended June 2, 2007.

Depreciation. Depreciation expense amounted to $133.1 million for the year ended May 31, 2008 compared with $130.4 million for the year ended June 2, 2007. This increase of $2.7 million is attributable primarily to new stores that were opened in Fiscal 2008.

Amortization.  Amortization expense related to the amortization of net favorable leases and deferred debt charges amounted to $43.9 million at May 31, 2008 compared to $43.7 million at June 2, 2007.

Impairment Charges.  The carrying value of all long-lived assets are reviewed for impairment  whenever events or circumstances have changed such that the carrying value of our long-lived assets may not be recoverable.  For the fiscal year ended May 31, 2008, we recorded impairment charges of $25.3 million related to certain long-lived assets and intangible assets of thirteen of our stores.  For the year ended June 2, 2007, we recorded impairment charges of $24.4 million related to certain long-lived assets and intangible assets of sixteen of our stores.

Interest Expense.  Interest expense was $122.7 million and $134.3 million for the fiscal years ended May 31, 2008 and June 2, 2007, respectively. The decrease in interest expense is primarily related to lower interest rates and lower average borrowings on our ABL Line of Credit and changes in the fair market value of interest rate cap contracts.  Adjustments to the interest rate cap contracts to fair value amounted to a gain of $0.1 million and a loss of $2.0 million for the fiscal years ended May 31, 2008 and June 2, 2007, respectively, which are recorded in the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Other (Income), Net.  Other (income), net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $6.7 million to $12.9 million for the period ended May 31, 2008 compared with the period ended June 2, 2007.  The increase is primarily related to our recording $5.3 million of breakage income during Fiscal 2008.  As noted above, we discontinued dormancy service fee income related to store value cards during Fiscal 2008 and began recognizing breakage income as a result of establishing a gift card company.  Refer to Note 1 to our consolidated financial statements entitled “Summary of Significant Accounting Policies” for further information.

Income Taxes.  Income tax benefit was $25.3 million for the fiscal year ended May 31, 2008, compared with $25.4 million for the fiscal year ended June 2, 2007.  The effective tax rates for Fiscal 2008 and Fiscal 2007 were 34.1% and 35%, respectively.

Net Loss.  Net loss amounted to $49.0 million for the fiscal year ended May 31, 2008 compared with $47.2 million for the fiscal year ended June 2, 2007. The increase in our net loss position is primarily related to an increase in selling and administrative costs and depreciation, offset in part by improved margins as discussed above under the caption entitled “Gross Margin” and a reduction in interest expense.

Performance for the Fiscal Year (52 weeks) Ended June 2, 2007 Compared with the Combined Results for the Fiscal Year (53 weeks) Ended June 3, 2006

Our combined results of operations for the year ended June 3, 2006 represent the addition of the Predecessor period from May 29, 2005 through April 12, 2006 and the Successor period from April 13, 2006 through June 3, 2006. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results for investors as it provides annual comparability between years and is the information that management uses to make decisions on an annual basis.  The following table shows the combination of the Predecessor and Successor periods:

	(in thousands ‘000)
	May 29, 2005 to April 12, 2006	April 13, 2006 to June 3, 2006	Combined Total
REVENUES:
Net Sales	$3,017,633	$421,180	$3,438,813
Other Revenue	27,675	4,066	31,741
	3,045,308	425,246	3,470,554
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,916,798	266,465	2,183,263
Selling and Administrative Expenses	897,231	154,691	1,051,922
Depreciation	78,804	18,097	96,901
Amortization	494	9,758	10,252
Impairment Charges	-	-	-
Interest Expense	4,609	18,093	22,702
Other Income, Net	(3,572)	(4,876)	(8,448)
	2,894,364	462,228	3,356,592
(Loss) Income from Continuing Operations Before (Benefit) Provision for Income Tax	150,944	(36,982)	113,962
(Benefit) Provision for Income Tax	56,605	(9,816)	46,789
(Loss) Income from Continuing Operations	94,339	(27,166)	67,173
Net (Loss) Income	94,339	(27,166)	67,173
Net Unrealized (Loss) on Investments, Net of tax	(4)	-	(4)
Total Comprehensive (Loss) Income	$94,335	$(27,166)	$67,169

Net Sales.  Consolidated net sales decreased $35.4 million (1.0%) to $3.4 billion for the fiscal year ended June 2, 2007 (52 weeks) compared with the fiscal year ended June 3, 2006 (53 weeks). As previously noted, our fiscal year ended June 3, 2006 was a 53 week fiscal year and as a result, the first three fiscal quarters of Fiscal 2007 began and ended one week later than the corresponding period of Fiscal 2006 and the fourth fiscal quarter of Fiscal 2007 began one week later and ended the same week as Fiscal 2006.  Net sales for Fiscal 2006 were $3.4 billion. Comparative stores sales decreased 2.2% for the fiscal year ended June 2, 2007, due primarily to unseasonably warm weather in November and December, unseasonably cool weather in April, and increased returns resulting from the implementation of a new cash refund return policy. In addition, supply chain issues, primarily related to shifting direct store shipments into our distribution centers affected merchandise flow and in turn negatively impacted sales.

Nineteen new Burlington Coat Factory Warehouse stores opened during Fiscal 2007, contributing $86.5 million to net sales for Fiscal 2007.

Other Revenue.  Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, and alteration and other service charges and miscellaneous revenue items) increased to $38.2 million for the fiscal year ended June 2, 2007 compared with $31.7 million for the fiscal year ended June 3, 2006. This increase was primarily related to gift card service fees.

Cost of Sales.  Cost of sales decreased $58.1 million (2.7%) for the fiscal year ended June 2, 2007 compared with the fiscal year ended June 3, 2006. Cost of sales, as a percentage of net sales, decreased to 62.4% in Fiscal 2007 from 63.5% in Fiscal 2006.  The decrease in cost of sales as a percentage of sales was due primarily to reduced initial merchandise costs and reduced freight costs partly offset by increased markdown costs during the fiscal year ended June 2, 2007 compared with the period ended June 3, 2006.

 Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include these costs in the line items “Selling and Administrative Expenses,” “Depreciation,” and “Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss). We include in our definition of cost of sales all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and freight related to internally transferred merchandise and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses.  Selling and administrative expenses for the 52 week year ended June 2, 2007 amounted to $1,062.5 million compared to $1,051.9 million for the 53 week year ended June 3, 2006, a 1.0% increase.  This  increase was due primarily to the increase in expenses of approximately $22.2 million related to new stores opened in Fiscal 2007 and approximately $15.0 million in expenses related to non-cash rent expense, stock option expense resulting from the adoption of SFAS 123(R) and the payment of advisory fees to Bain Capital.  The increase was partially offset by approximately $10.2 million from our decision not to make a contribution to the employee profit sharing program and from the effect of the 53rd week in Fiscal 2006.  As a percentage of net sales, selling and administrative expenses were 31.2% for the period ended June 2, 2007 compared with 30.6% for the period ended June 3, 2006.

Depreciation. Depreciation expense amounted to $130.4 million in the period ended June 2, 2007 compared with $96.9 million in the period ended June 3, 2006. This increase of $33.5 million is attributable primarily to increased depreciation expenses as it relates to the step up in basis of our fixed assets related to the Merger Transaction of approximately $421 million and to capital additions made subsequent to Fiscal 2006.

Amortization.  Amortization expense related to the amortization of net favorable leases and deferred debt charges amounted to $43.7 million for the fiscal year ended June 2, 2007 compared with $10.3 million for the fiscal year ended June 3, 2006. The increase in amortization expense is attributable to increased deferred debt charges and favorable lease assets recorded as part of the Merger Transaction.

Impairment Charges. The carrying value of all long-lived assets are reviewed for impairment whenever events or circumstances have changed such that the carrying value of our long-lived assets may not be recoverable. For the fiscal year ended June 2, 2007, we recorded impairment charges of $24.4 million related to certain long-lived assets and intangible assets of sixteen of our stores.  There were no impairment charges recorded for the fiscal year ended June 3, 2006.

Interest Expense.  Interest expense was $134.3 million and $22.7 million for the fiscal years ended  June 2, 2007and June 3, 2006, respectively. The increase in interest expense is primarily related to our ABL Line of Credit, our Term Loan, BCFWC senior notes and our senior discount notes which all relate to financing activities related to the Merger Transaction.

Other (Income), Net.  Other (income), net (consisting of investment income, gains and losses on disposition of assets and other miscellaneous items) decreased $2.3 million to $6.2 million for the period ended June 2, 2007 compared with the period ended June 3, 2006.  The decrease is primarily related to decreases in investment income of $3.6 million for the fiscal year ended June 2, 2007 compared with the fiscal year ended June 3, 2006.  Losses on write-offs of fixed assets from closed stores for the fiscal year ended June 2, 2007 amounted to $3.6 million compared with $2.7 million for the fiscal year ended June 3, 2006.  These losses were offset in part by higher insurance claim recoveries in Fiscal 2007 compared with Fiscal 2006.  Insurance recoveries were $2.9 million and $1.0 million for the fiscal years ended June 2, 2007 and June 3, 2006, respectfully.

Income Tax.  Income tax benefit was $25.4 million for the fiscal year ended June 2, 2007, compared with income tax expense of $46.8 million for the twelve month period ended June 3, 2006.  The effective tax rate for Fiscal 2007 and Fiscal 2006 were 35.0% and 41.1%, respectively.  The difference in the effective tax rate is due to the Merger Transaction that took place in Fiscal 2006.

Net Loss.  Net loss amounted to $47.2 million for the fiscal year ended June 2, 2007 compared with net income of $67.2 million for the fiscal year ended June 3, 2006. The decrease in earnings of $114.4 million is due primarily to continuing expenses resulting from the Merger Transaction, including increased depreciation, amortization and interest expense.

Liquidity and Capital Resources

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Our working capital needs follow a seasonal pattern, peaking in the second quarter of our fiscal year when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are the opening of new stores and remodeling of existing stores, debt servicing, payment of operating expenses and providing for working capital, which principally represents the purchase of inventory.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

 We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next 12 months as well as the foreseeable future.

Cash Flow for the Twelve Months Ended May 31, 2008 Compared with the Twelve Months Ended June 2, 2007

We generated $6.2 million of positive cash flow for the year ended May 31, 2008 compared with negative cash flow of $24.5 million for the year ended June 2, 2007.  Net cash provided by continuing operations of $98.0 million for Fiscal 2008 is $2.0 million more than the net cash flow provided by continuing operations of $96.0 million for Fiscal 2007.

Net cash used in investing activities increased $47.7 million to $100.3 million for Fiscal 2008.  The primary drivers of the increases relate to increased capital expenditures in Fiscal 2008 of $26.4 million and increased lease acquisition costs of $7.1 million.  Additionally, we generated $11.0 million less of positive cash flow from the change in restricted cash and cash equivalents in Fiscal 2008 compared to Fiscal 2007.  This change related to our replacing $11.0 million of restricted cash with letters of credit agreements as collateral for insurance contracts during Fiscal 2007.

Net cash provided by financing activities increased $76.5 million to positive cash flow of $8.6 million in Fiscal 2008.  The increase is related to our borrowings and repayments on the ABL Line of Credit.  In Fiscal 2008, we borrowed $22.6 million, net of repayments.  In Fiscal 2007, we repaid $53.2 million, net of borrowings.  The increase in borrowings is primarily related to funding our capital expenditures.

Working capital increased $13.6 million to $294.2 million during the fiscal year ended May 31, 2008 compared to $280.6 million for the fiscal year ended June 2, 2007.  The increase in working capital is the result of a variety of factors.  Increases in working capital resulted from a decrease in the line item “Accounts Payable” and an increase in the line item “Deferred Tax Asset” in our Consolidated Balance Sheets.  These increases in the our working capital are partially offset by a decrease in the line item “Assets Held for Disposal” and an increase in the line item “Other Current Liabilities” in the our Consolidated Balance Sheets.

The line item “Accounts Payable” in our Consolidated Balance Sheets decreased $58.3 million compared with Fiscal 2007.  This decrease in the line item “Accounts Payable” in our Consolidated Balance Sheets is primarily related to a decrease in merchandise payables as a result of our paying invoices faster in Fiscal 2008 than in Fiscal 2007.

The line item “Deferred Tax Asset” in our Consolidated Balance Sheets increased $16.2 million compared with Fiscal 2007.  This increase is primarily the result of our establishment of a FIN 48 liability associated with our accounting of store value cards.

In Fiscal 2008, $30.1 million of assets previously considered held for sale were reclassified to property and equipment as we determined that it was no longer likely that they would be sold within the current operating cycle, leading to the decrease in the line item “Assets Held for Sale” from Fiscal 2007 to Fiscal 2008.  Additionally $2.1 million of assets previously held for disposal were sold during Fiscal 2008.  Refer to Footnote number 6, “Assets Held for Disposal” for further details.

    The increase in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets is due primarily to an increase of $17.9 million related to the Company’s accruals.  The increase in accruals is due to a variety of accruals including, but not limited to, increases of $4.8 million related to accruals for fixed assets as a result of the increased number of stores we are planning to open in Fiscal 2009, $3.0 million in professional fees as a result of our evaluation of the effectiveness of our internal control over financial reporting, and $2.5 million related to electric expenses as a result of rising energy costs.

Cash Flow for the Twelve Months Ended June 2, 2007 Compared with the Combined Twelve Months Ended June 3, 2006

Our combined cash flows for the year ended June 3, 2006 represent the addition of the Predecessor period from May 29, 2005 through April 12, 2006 and the Successor period from April 13, 2006 through June 3, 2006. This combination does not comply with GAAP or with the rules for pro forma presentation, but is presented because we believe it provides the most meaningful comparison of our results for investors as it provides annual comparability between years and is the information that management uses to make decisions on an annual basis.  The following table shows the combination of the Predecessor and Successor periods:

	(Successor)	(Predecessor)
	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006	Combined Total

Net Cash (Used in) Provided by Operations	$(52,893)	$430,979	$378,086

Net Cash Used in Investing Activities	$(2,057,669)	$(63,920)	$(2,121,589)

Net Cash Provided by (Used in) Financing Activities	$1,855,989	$(102,063)	$1,753,926

Net cash provided by continuing operations amounted to $96.0 million for Fiscal 2007 which reflected a decrease of $282.1 million from $378.1 million of net cash provided by continuing operations for the comparative period of Fiscal 2006. This decrease in net cash from continuing operations was due primarily to less cash being generated from the sale of short term investments as was generated in Fiscal 2006, and from a decrease in net income of $114.4 million.  The decrease in net income is primarily due to interest expenses and other Merger Transaction related expenses such as the accrual of retention bonuses during Fiscal 2007.

Net cash (used in) investing activities decreased from $2.1 billion for Fiscal 2006 to $52.6 million for Fiscal 2007. This decrease was primarily attributable to acquisition costs related to the Merger Transaction recorded during Fiscal 2006.

Net cash used in financing activities amounted to $67.9 million for Fiscal 2007 compared with $1.8 billion of net cash provided by financing activities for Fiscal 2006. This decrease is related to the net debt/equity proceeds related to the financing of the Merger Transaction received during Fiscal 2006.

Working capital increased to $280.6 million at June 2, 2007 from $219.3 million at June 3, 2006.  This increase in working capital was primarily attributed to a decrease in accounts payable of  $62.5 million due to fewer purchases in May compared to May of 2006 offset in part by a $27.4 million increase in assets held for disposal given the anticipated sale of certain fixed assets.

Debt

The credit agreements related to our ABL Line of Credit and our Term Loan, and the indentures governing our outstanding notes, each contain customary covenants, including, among other things, covenants that restrict our ability to incur certain additional indebtedness, create or permit liens on assets, or engage in mergers or consolidations. Our credit agreements and  indentures also contain various and customary events of default with respect to our outstanding indebtedness, including, without limitation, the failure to pay interest or principal when the same is due under the credit agreements, cross default provisions, the failure of representations and warranties contained in the credit agreements to be true and certain insolvency events. If an event of default occurs and is continuing, the principal amounts outstanding thereunder, together with all accrued unpaid interest and other amounts owed thereunder, may be declared immediately due and payable by the lenders. Were such an event to occur, we would be forced to seek new financing that may not be on as favorable terms as our current borrowings.

As of May 31, 2008 we are in compliance with all of our debt covenants.  As of May 31, 2008, we had total debt outstanding of $1.5 billion including: $181.6 million outstanding under the ABL Line of Credit with unused availability of $274.0 million, and $872.8 million outstanding under our Term Loan.  During Fiscal 2008, we paid down $11.4 million of our outstanding obligations under our Term Loan, all of which was based on the Company’s free cash flow (as defined in the credit agreement).  The payment offsets the future mandatory quarterly payments of $2.3 million through the third quarter of the fiscal year ending May 30, 2009 (Fiscal 2009) and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  During Fiscal 2008, we had borrowings, net of repayments of $22.6 million under the ABL Line of Credit.

Please refer to Note 15 to our Consolidated Financial Statements entitled “Long-Term Debt” for a description of all outstanding debt.

Capital Expenditures

During Fiscal 2008, we opened 20 new Burlington Coat Factory Warehouse stores and relocated three stores to new locations within the same trading markets.  We incurred $102.2 million, before the benefit of landlord allowances of $32.9 million, in capital expenditures during Fiscal 2008 including:   $74.4 million for store expenditures, exclusive of the $32.9 million of landlord allowances, $4.5 million for upgrades of warehouse and corporate facilities and $23.3 million for computer and other equipment expenditures.

For Fiscal 2009, we estimate that we will spend approximately $170.0 million, before the benefit of landlord allowances of $73.0 million, for store openings, improvements to warehouse facilities, information technology upgrades, and other capital expenditures.  Of the $170.0 million, approximately $128.0 million, before the benefit of $73.0 million of landlord allowances, has been allocated for expenditures related to new stores, relocations and other store requirements, $18.0 million for information technology initiatives and $24.0 million allocated for warehouse and home office system enhancements.  As part of our growth strategy, we plan to open approximately 40 new Burlington Coat Factory Warehouse stores during Fiscal 2009.

We currently use an internally developed warehouse management system to receive, track, and control our product flow. During Fiscal 2009, we will continue our replacement of this warehouse management system, which is currently planned to be completed during Fiscal 2010. We believe that the use of the new system will have a positive impact on efforts to optimize our supply chain management.

We monitor the availability of desirable locations for our stores from such sources as national brokers, professional associations, landlord contacts, dispositions by other retail chains and bankruptcy auctions. We may seek to acquire a number of such locations in one or more transactions. If we undertake such transactions, we may seek additional financing to fund acquisition and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as BCF stores) related to these stores. There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, we will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that we decide to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.

Dividends

Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  Dividends equal to $0.7 million and $0.1 million were paid in Fiscal 2008 and Fiscal 2007, respectively, to our Parent in order to repurchase capital stock of the Parent from retiring management personnel.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of May 31, 2008:

	Payments During Fiscal Years
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter

Long-Term Debt(1)	$1,463,045	$3,326	$215,909	$852,936	$390,874
Interest on Long-Term Debt	516,654	101,363	201,765	160,917	52,609
Capital Lease Obligations(2)	51,680	2,497	5,173	5,379	38,631
Operating Leases (3) Related Party Fees (4)	1,095,142	164,396	303,354	254,276	373,116
	31,500	4,000	8,000	8,000	11,500
Purchase Obligations (5) FIN 48 Liabilities (6) Other (7)	735,573	727,563	8,001	7	2
	38,003	12,999	3,442	-	21,562
	3,000	-	-	-	3,000

Total	$3,934,597	$1,016,144	$745,644	$1,281,515	$891,294

Notes:
	(1) Excludes interest on Long-Term Debt.

(2)  Capital Lease Obligations include future interest payments.
(3)  Represents minimum rent payments for operating leases under the current terms.
(4)  Represent fees to be paid to Bain Capital under the terms of the advisory agreement (Please refer to Footnote 23 entitled “Related
      Party Transactions” for further detail).
(5)  Represents commitments to purchase goods or services that have not been received as of May 31, 2008.
(6)  The FIN 48 liabilities represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. Additionally, $16.5 million of interest and penalties included in the Company’s total FIN 48 liability is not included in the table above.
(7) Represents the Company’s Agreement with two former employees and the Chief Executive Officer to pay their beneficiaries $1.0 million each upon any of their deaths.

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by the Company.  In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $9.0 million through the end of the fiscal year ended May 31, 2014, and which are not reflected in the table above. The scheduled future minimum rentals for these leases over the next five fiscal years and thereafter are $2.1 million, $1.8 million, $1.6 million, $1.6 million, and $1.8 million, respectively.  We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of May 31, 2008.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates.  These critical accounting policies and estimates have been discussed with our audit committee.  The preparation of our financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill impairment, insurance reserves, sales returns, allowances for doubtful accounts and income taxes.  Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements as addressed in Note 1 to our consolidated financial statements, areas that are particularly critical and significant include:

Revenue Recognition.  We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. We account for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as revised and rescinded by SAB No. 104, Revenue Recognition. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other Current Liabilities” in the our  Consolidated Balance Sheets.  Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption. Prior to December 29, 2007, except where prohibited by law, after 13 months of non-use, a monthly dormancy service fee was deducted from the remaining balance of the store value card and recorded in the line item “Other Revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

On December 29, 2007, in connection with establishing a gift card company, we discontinued assessing a dormancy service fee on inactive store value cards.   Instead, we now estimate and recognize store value card breakage income in proportion to actual store value card redemptions and record such income in the line item “Other Income, Net” in the our  Consolidated Statements of Operations and Comprehensive Income (Loss). We determine an estimated store value card breakage rate by

continuously evaluating historical redemption data.   Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

We present sales, net of sales taxes, in our Consolidated Statements of Operations and Comprehensive Income (Loss).

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that has been widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method will result in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that our retail inventory method and application of the average cost method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three fiscal quarters of the fiscal year. Actual physical inventories are conducted during the fourth quarter of each fiscal year to calculate actual shrinkage. We also estimate the required markdown and aged inventory reserves. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory requiring fourth quarter adjustments.

Long-Lived Assets. We test for recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. Various factors including future sales growth and profit margins are included in this analysis. To the extent these future projections change, the conclusion regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  In Fiscal 2008 and 2007, we recorded $25.3 million and $24.4 million, respectively, in impairment charges related to long-lived assets and intangible assets.

Intangible Assets. As discussed above, the Merger Transaction was completed on April 13, 2006 and was financed by a combination of borrowings under our senior secured credit facilities, the issuance of the senior notes, the issuance of the holdings senior discount notes and the equity investment of affiliates of Bain Capital and management. The purchase price, including transaction costs, was approximately $2.1 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include trade names, and net favorable lease positions. Goodwill represents the excess of cost over the fair value of net assets acquired. The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, estimates of cost avoidance, the specific characteristics of the identified intangible assets and our historical experience.

On an annual basis we compare the carrying value of our indefinite-lived intangible assets to their estimated fair value. Our finite-lived intangible assets are reviewed for impairment when circumstances change.  If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some, or all, of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results.

Goodwill Impairment. Goodwill represents the excess of cost over the fair value of net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires periodic tests of the impairment of goodwill. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. Our impairment analysis of the fair value of the Company includes a number of assumptions around our future performance, which may differ from actual results.  When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Our annual goodwill impairment review is conducted during the last quarter of each fiscal year.  There were no impairment charges recorded on our $42.8 million and $46.2 million carrying value of goodwill for Fiscal 2008 and Fiscal 2007, respectively.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs.  An increase in worker’s compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $36.7 million and $33.7 million at May 31, 2008 and June 2, 2007, respectively.

Reserves for Sales Returns. We record reserves for future sales returns. The reserves are based on current sales volume and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required. Sales reserves amounted to $6.4 million and $5.5 million at May 31, 2008 and June 2, 2007, respectively.  This increase is due to the change in our return policy in Fiscal 2007, providing for cash back returns in addition to store merchandise credit for returns.

Allowance for Doubtful Accounts. We maintain allowances for bad checks, miscellaneous receivables and losses on credit card accounts. This reserve is calculated based upon historical collection activities adjusted for known uncollectibles.  As of May 31, 2008 and June 2, 2007, the allowance for doubtful accounts was $0.6 million and $1.0 million, respectively.

Income Taxes.  We account for income taxes in accordance with SFAS 109, “Accounting for Income Taxes.” Our provision for income taxes and effective tax rates are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions.

U.S. federal and state tax authorities regularly audit our tax returns. We establish tax reserves when it is considered more likely than not that we will not succeed in defending our positions. We adjust these tax reserves, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits. To the extent our actual tax liability differs from our established tax reserves, our effective tax rate may be materially impacted. While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax reserves reflect the most likely outcome of known tax contingencies.

We record deferred tax assets and liabilities for any temporary differences between the tax reflected in our financial statements and tax presumed rates. We establish valuation allowances for our deferred tax assets when we believe it is more likely than not that the expected future taxable income or tax liabilities thereon will not support the use of a deduction or credit. For example, we would establish a valuation allowance for the tax benefit associated with a loss carryover in a tax jurisdiction if we did not expect to generate sufficient taxable income to utilize the loss carryover.

On June 3, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). Adjustments related to the adoption of FIN 48 are reflected as an adjustment to retained earnings in Fiscal 2008.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

Refer to Note 2 to our Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our consolidated financial statements.

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from quarter to quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed in Item 1A, Risk Factors.

Seasonality

Our business is seasonal, with our highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, an average of 50% of our net sales have occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the Fall, Winter and Spring seasons. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Inflation

We do not believe that our operating results have been materially affected by inflation during the past fiscal year.  During the recent past, the cost of apparel merchandise has benefited from deflationary pressures in the Far East.  In addition, the we have historically been able to increase our selling prices as the costs of merchandising and related operating expenses have increased, and therefore, been able to minimize the impact of inflation on the results of our operations.

Market Risk

We are exposed to market risks relating to fluctuations in interest rates. Our senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and cash flows. Interest rate risk is managed through the use of a combination of fixed and variable interest debt as well as the periodic use of interest rate cap agreements.

As previously described, we entered into two interest rate cap agreements effective as of May 30, 2006 and one interest rate cap agreement effective as of May 20, 2009 to manage interest rate risks associated with its long-term debt obligations. Gains and losses associated with these contracts are accounted for as interest expense and are recorded under the caption “Interest Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We continue to have exposure to interest rate risks to the extent they are not hedged.

Off-Balance Sheet Transactions

Other than operating leases consummated in the normal course of business, we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin. We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At May 31, 2008, we had $429.5 million principal amount of fixed-rate debt and $1,054.4 million of floating-rate debt. Based on $1,054.4 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.5 million per year.  As of June 2, 2007, we estimated that an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.4 million per year.

If a one point increase in interest rate were to occur over the next four quarters (excluding the interest rate cap), such an increase would result in the following additional interest expenses (assuming current ABL Line of Credit borrowing level remains constant with current fiscal year end levels):

Floating-Rate Debt	(in thousands ‘000)
	Principal Outstanding at May 31, 2008	Additional Interest Expense Q1 2009	Additional Interest Expense Q2 2009	Additional Interest Expense Q3 2009	Additional Interest Expense Q4 2009

ABL Line of Credit	$181,600	$454	$454	$454	$ 454

Term Loan	872,807	2,182	2,182	2,182	2,177

Total	$1,054,407	$2,636	$2,636	$2,636	$2,631

We have two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% for our first billion of borrowings under our variable rate debt obligations and if interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $46.2 million assuming constant current borrowing levels of $1.0 billion.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $1.0 billion.  At May 31, 2008, our borrowing rates related to our ABL Line of Credit averaged 4.1%.  At May 31, 2008, the borrowing rate related to our Term Loan was 4.9%.

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

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

On December 20, 2007, we entered into an interest rate cap agreement to limit interest rate risk associated with our future long-term debt obligations.  The agreement has a notional amount of $600 million with a cap rate of 7.0%, and terminates on May 31, 2011.  The agreement will be effective on May 29, 2009, upon termination of our existing $700 million interest rate cap agreement.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of May 31, 2008 and June 2, 2007	36
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended May 31, 2008 and June 2, 2007, the periods from April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006	37
Consolidated Statements of Cash Flows for the fiscal years ended May 31, 2008 and June 2, 2007, the periods from April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006	38
Consolidated Statements of Stockholders’ Equity for the fiscal years ended May 31, 2008 and June 2, 2007, the periods from April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006	40
Notes to Consolidated Financial Statements for the fiscal years ended May 31, 2008 and June 2, 2007, the periods from April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Burlington Coat Factory Investments Holdings, Inc.
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries (the"Company") as of May 31, 2008 and June 2, 2007, and the related Consolidated Statements of Operations and Comprehensive Income (Loss), stockholders' equity, and cash flows for the fiscal years ended May 31,2008 and June 2, 2007, and the period from April 13, 2006 to June 3,2006 ("Successor") and the period from May 29, 2005 to April 12, 2006 ("Predecessor").  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstancers, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal ccontrol over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonnable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 31, 2008 and June 2, 2007, and the results of its operations and its cash flows for the fiscal years ended May 31, 2008 and June 2, 2007, the period from April 13, 2006 to June 3, 2006 (Successor), and for the period from May 29, 2005 to April 12, 2006 (Predecessor), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective June 3, 2007 the Company changed its method of accounting for income taxes to conform to Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109".

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 29, 2008

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(All amounts in thousands, except share data)

	May 31, 2008	June 2, 2007
ASSETS
Current Assets:
Cash and Cash Equivalents	$40,101	$33,878
Restricted Cash and Cash Equivalents	2,692	2,753
Accounts Receivable (Net of Allowances for Doubtful Accounts of $634 in 2008 and $969 in 2007)	27,137	30,590
Merchandise Inventories	719,529	710,571
Deferred Tax Assets	51,376	35,143
Prepaid and Other Current Assets	24,978	34,257
Prepaid Income Taxes	3,864	1,109
Assets Held for Disposal	2,816	35,073

Total Current Assets	872,493	883,374

Property and Equipment—Net of Accumulated Depreciation	919,535	948,334
Tradenames	526,300	526,300
Favorable Leases—Net of Accumulated Amortization	534,070	574,879
Goodwill	42,775	46,219
Other Assets	69,319	57,415

Total Assets	$2,964,492	$3,036,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$337,040	$395,375
Income Taxes Payable	5,804	-
Other Current Liabilities	238,866	198,627
Current Maturities of Long Term Debt	3,653	5,974

Total Current Liabilities	585,363	599,976

Long Term Debt	1,480,231	1,456,330
Other Liabilities	110,776	48,447
Deferred Tax Liabilities	464,598	551,298
Commitments and Contingencies (See Footnote 22)
Stockholders’ Equity:
Common Stock, Par Value $0.01; Authorized 1,000 shares; 1,000 issued and outstanding at May 31, 2008 and June 2, 2007	-	-
Capital in Excess of Par Value	457,371	454,935
Accumulated Deficit	(133,847)	(74,465)
Total Stockholders’ Equity	323,524	380,470
Total Liabilities and Stockholders’ Equity	$2,964,492	$3,036,521

See Notes to Consolidated Financial Statements

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	(Successor)			(Predecessor)
	Year Ended May 31, 2008	Year Ended June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006
REVENUES:
Net Sales	$3,393,417	$3,403,407	$421,180	$3,017,633
Other Revenue	30,556	38,238	4,066	27,675

Total Revenue	3,423,973	3,441,645	425,246	3,045,308

COSTS AND EXPENSES:
Cost of Sales	2,095,364	2,125,160	266,465	1,916,798
Selling and Administrative Expenses	1,090,829	1,062,468	154,691	897,231
Depreciation	133,060	130,398	18,097	78,804
Amortization	43,915	43,689	9,758	494
Impairment Charges	25,256	24,421	-	-
Interest Expense	122,684	134,313	18,093	4,609
Other Income, Net	(12,861)	(6,180)	(4,876)	(3,572)

Total Costs and Expenses	3,498,247	3,514,269	462,228	2,894,364
(Loss) Income Before (Benefit) Provision for Income Tax	(74,274)	(72,624)	(36,982)	150,944
(Benefit) Provision for Income Tax	(25,304)	(25,425)	(9,816)	56,605

Net (Loss) Income	(48,970)	(47,199)	(27,166)	94,339
Net Unrealized (Loss) on Investments, Net of tax	-	-	-	(4)

Total Comprehensive (Loss) Income	$(48,970)	$(47,199)	$(27,166)	$94,335

See Notes to Consolidated Financial Statements

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	(Successor)			(Predecessor)
	Year Ended May 31, 2008	Year Ended June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006
OPERATING ACTIVITIES
Net (Loss) Income	$(48,970)	$(47,199)	$(27,166)	$94,339
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by (Used in) Operating Activities:
Depreciation	133,060	130,398	18,097	78,804
Amortization	43,915	43,689	9,758	494
Impairment Charges	25,256	24,421	-	-
Accretion of Senior Notes and Senior Discount Notes	11,872	11,948	-	-
Interest Rate Cap Contract-Adjustment to Market	(70)	1,971	-	-
Provision for Losses on Accounts Receivable	2,977	2,826	374	3,479
Provision for Deferred Income Taxes	(61,961)	(61,834)	(11,305)	(11,328)
Loss on Disposition of Fixed Assets and Leasehold Improvements	1,096	3,637	1	2,742
Non-Cash Stock Option Expense and Deferred Compensation Amortization	2,436	7,957	848	-
Non-Cash Rent Expense	981	9,397	267	1,113

Changes in Assets and Liabilities
Investments	-	591	183	133,890
Accounts Receivable	(3,187)	(4,258)	(2,296)	2,059
Merchandise Inventories	(8,958)	(2,386)	48,971	(36,274)
Prepaid and Other Current Assets	4,682	910	9,154	(8,098)
Accounts Payable	(58,335)	(62,480)	(62,176)	116,189
Other Current Liabilities	21,289	3,683	(39,759)	50,193
Deferred Rent Incentives	32,885	31,957	(113)	3,052
Other	(991)	788	2,269	325

Net Cash Provided by (Used in) Operations	97,977	96,016	(52,893)	430,979

INVESTING ACTIVITIES
Acquisition of BCFWC	-	-	(2,055,747)	-
Cash Paid for Property and Equipment	(95,615)	(69,188)	(6,275)	(68,923)
Change in Restricted Cash and Cash Equivalents	61	11,063	6	1,135
Proceeds from Insurance Recoveries	-	-	-	3,822
Proceeds From Sale of Fixed Assets and Leasehold Improvements	-	4,669	4,337	697
Proceeds Received from Sale of Assets Held for Disposal	2,429	-	-	-
Proceeds From Sale of Partnership Interest	-	850	-	-
Lease Acquisition Costs	(7,136)	-	-	(635)
Issuance of Notes Receivable	(72)	(67)	(9)	(55)
Other	20	82	19	39

Net Cash Used in Investing Activities	(100,313)	(52,591)	(2,057,669)	(63,920)

FINANCING ACTIVITIES
Proceeds from Long Term Debt	-	-	-	470
Proceeds from Long Term Debt—Term Loan	-	-	900,000	-
Proceeds from Long Term Debt - Senior Discount Notes	-	-	75,000	-
Proceeds from Long Term Debt—Senior Notes	-	-	299,114	-
Proceeds from Long Term Debt—ABL Line of Credit	685,655	649,655	428,000	-
Principal Payments on Long Term Debt	(1,448)	(1,384)	(46)	(101,167)
Principal Payments on Long Term Debt—Term Loan	(11,443)	(13,500)	(2,250)	-
Principal Payments on Long Term Debt—ABL Line of Credit	(663,056)	(702,894)	(215,761)	-
Equity Investment	-	300	-	-
Proceeds from Issuance of Common Stock	-	-	445,830	-
Purchase of Interest Rate Cap Contract	(424)	-	(2,500)	-
Issuance of Common Stock Upon Exercise of Stock Options	-	-	-	425
Debt Issuance Costs		-	(71,398)	-
Payment of Dividends	(725)	(100)	-	(1,791)

Net Cash Provided by (Used in) Financing Activities	8,559	(67,923)	1,855,989	(102,063)

Increase (Decrease) in Cash and Cash Equivalents	6,223	(24,498)	(254,573)	264,996
Cash and Cash Equivalents at Beginning of Period	33,878	58,376	312,949	47,953

Cash and Cash Equivalents at End of Period	$40,101	$33,878	$58,376	$312,949

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$109,808	$124,631	$6,223	$5,538

Income Taxes Paid, Net of Refunds	$33,692	$38,389	$26,814	$43,351

Accruals Related to Purchases of Property and Equipment	$(395)	$4,175	$(987)	$(1,506)

See Notes to Consolidated Financial Statements

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(All amounts in thousands, except share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Note Receivable From Options Exercised	Treasury Stock	Total

Predecessor:

Balance at May 28, 2005	$49,898	$24,776	910,176	$4	$(41)	$(58,660)	$926,153

Comprehensive Income:
Net Income	-	-	94,339	-	-	-	94,339
Net Unrealized Loss on Non-current Marketable Securities, Net of Taxes	-	-	-	(4)	-	-	(4)

Total Comprehensive Income							94,335

Stock Options Exercised	3	422	-	-	-	-	425
Repayment of Note receivable from Options Exercised	-	-	-	-	41	-	41
Dividend	-	-	(1,791)	-	-	-	(1,791)

Balance at April 12, 2006	$49,901	$25,198	$1,002,724	$-	$-	$(58,660)	$1,019,163

Successor:

Balance at April 13, 2006	-	445,830	-	-	-	-	445,830

Net Loss	-	-	(27,166)	-	-	-	(27,166)
Deferred Compensation - Amortization	-	848	-	-	-	-	848

Balance at June 3, 2006	-	446,678	(27,166)	-	-	-	419,512

Net Loss	-	-	(47,199)	-	-	-	(47,199)
Stock Option Expense	-	2,855	-	-	-	-	2,855
Deferred Compensation – Amortization	-	5,102	-	-	-	-	5,102
Equity Investment	-	300	-	-	-	-	300
Dividend	-	-	(100)	-	-	-	(100)

Balance at June 2, 2007	-	454,935	(74,465)	-	-	-	380,470

Net (Loss)			(48,970)				(48,970)
Adoption of FIN 48	-		(9,687)	-	-	-	(9,687)
Stock Option Expense	-	2,436		-	-	-	2,436
Dividend	-	-	(725)	-	-	-	(725)

Balance at May 31, 2008	$-	$457,371	$(133,847)	$-	$-	$-	$323,524

See Notes to Consolidated Financial Statements

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Business

Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (the Company or Holdings) operate stores, in 44 states, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishings and linens department and a juvenile furniture department. As of May 31, 2008, the Company operates stores under the names “Burlington Coat Factory” (379 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (fifteen stores), and “Super Baby Depot” (one store). Cohoes Fashions offers products similar to that of Burlington Coat Factory.  MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot store offers baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During the 52 week period ended May 31, 2008 (Fiscal 2008), the Company opened 20 Burlington Coat Factory Warehouse stores.  Three existing Burlington Coat Factory Warehouse stores were relocated to new sites within their existing selling markets.  During Fiscal 2008, two MJM Designer Shoes stores were closed.

Fiscal Years

The Company defines its fiscal year as the 52 (or 53) week period ending on the Saturday closest to May 31.  The 52 week periods ended May 31, 2008 and June 2, 2007 represent Fiscal 2008 and Fiscal 2007, respectively.

Basis of Presentation

The consolidated financial statements include the accounts of Holdings.  Holdings has no operations and its only asset is all of the stock in Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the consolidated financial statements of the Company.

Although BCFWC continued as the same legal entity after the Merger Transaction (as described more fully below and in Note 3 to the consolidated financial statements entitled “Acquisitions”), the accompanying Consolidated Statements of Operations and Comprehensive Income (Loss) and Cash Flows are presented for the Predecessor and Successor periods, which relate to the period preceding the Merger Transaction and the period succeeding the Merger Transaction, respectively. References are made to the operations of BCFWC and subsidiaries for both the Predecessor and Successor periods.

Merger Transaction

On January 18, 2006, BCFWC entered into an Agreement and Plan of Merger, dated as of January 18, 2006 (the Merger Agreement), by and among BCFWC, Burlington Coat Factory Holdings, Inc. (f/k/a BCFWC Acquisition, Inc.) (Parent) and BCFWC Mergersub, Inc. (Merger Sub) to sell all of the outstanding common stock of BCFWC to Parent through a merger with Merger Sub. Parent is, and Merger Sub was, an entity owned by entities affiliated with Bain Capital Partners, LLC (collectively, the Equity Sponsors or Investors).

On April 13, 2006, the transactions contemplated by the Merger Agreement were consummated by the Equity Sponsors through a $2.1 billion merger of Merger Sub with and into BCFWC, with BCFWC being the surviving corporation in the merger (the Merger or the Merger Transaction). Under the Merger Agreement, the former holders of BCFWC’s common stock, par value $1.00 per share, received $45.50 per share. The Merger consideration was funded through the use of BCFWC’s available cash, cash equity contributions from the Equity Sponsors and the debt financings as described more fully below.

Immediately following the consummation of the Merger Transaction, Parent entered into a Contribution Agreement with Holdings to effectuate an exchange of shares whereby Parent delivered to Holdings all of the outstanding shares in BCFWC, and Holdings simultaneously issued and delivered to Parent 1,000 shares of common stock constituting all of Holdings’ issued and outstanding common stock.

The following principal equity capitalization and financing transactions occurred in connection with the Merger Transaction:

•	Aggregate cash equity contributions of approximately $445 million by the Equity Sponsors and $0.8 million by members of management; and

•
BCFWC (1) entered into an $800 million secured Available Business Line Senior Secured Revolving Facility (ABL Line of Credit), of which $225 million was drawn at closing, (2) entered into a $900 million Senior Secured Term Loan Facility (Term Loan), all of which was drawn at closing, (3) issued $305 million face amount 11.13% Senior Notes due 2014 at a discount of which all the $299 million proceeds were used to finance the Merger Transactions, and (4) received a cash contribution from Holdings of $75 million from an issuance of $99.3 million 14.50% Senior Discount Notes due 2014, all of which was also used to finance the Merger Transaction.

The proceeds from the equity capitalization and financing transactions, together with $193 million of available cash, were used to fund the:

•	Purchase of all BCFWC common stock then outstanding of approximately $2.1 billion;

•	Settlement of all stock options of BCFWC then outstanding of approximately $13.8 million; and

•	Fees and expenses related to the Merger Transaction and the related financing transactions of approximately $90.8 million.

Immediately following the consummation of the Merger Transaction, the Equity Sponsors indirectly owned 98.5% of the Parent and management owned 1.5% of the Parent.

In connection with the Merger Transaction, effective as of April 13, 2006, the Certificate of Incorporation of BCFWC Mergersub, Inc. became BCFWC’s Certificate of Incorporation, which resulted in a reduction of BCFWC’s authorized capital stock from 5,000,000 preferred shares, par value $1.00 per share, and 100,000,000 common shares, par value $1.00 per share to 1,000 preferred shares, par value $0.01 per share, and 10,000 common shares, par value $1.00 per share. As of May 31, 2008, 1,000 shares of BCFWC common stock were held by Holdings and all 1,000 issued and outstanding shares of Holdings’ common stock were held by Parent.

Principles of Consolidation

The consolidated financial statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all its subsidiaries in which it has controlling financial interest through direct ownership of a majority voting interest or a controlling managerial interest. All intercompany accounts and transactions have been eliminated.
Holdings was incorporated in the State of Delaware on April 10, 2006. Holdings’ Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Parent is the only holder of record of this stock.

Use of Estimates

The Company's consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).  Certain amounts included in the consolidated financial statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances.  While every effort is made to ensure the integrity of such estimates, actual results could differ from these estimates.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase.

Investments

The Company classifies its investments in debt and equity securities into held-to-maturity, available-for-sale or trading categories in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting For Certain Investments in Debt and Equity Securities.” Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Debt securities not classified as held-to-maturity are classified as trading securities and are carried at fair market value, with unrealized gains and losses included in net income (loss).

Inventories

Merchandise inventories as of May 31, 2008 and June 2, 2007 are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, warehouse outbound freight, and freight on internally transferred merchandise in the line item “Cost of Sales” in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Costs associated with the Company's warehousing, distribution, buying, and store receiving functions are included in the line items “Selling and Administrative Expenses,” “Depreciation” and “Amortization” in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss). Warehousing and purchasing costs included in “Selling and Administrative Expenses” amounted to $63.7 million, $61.7 million, $8.1 million and $48.6 million for the fiscal years ended May 31, 2008 and June 2, 2007, the fiscal period from April 13, 2006 to June 3, 2006 and the fiscal period from May 29, 2005 to April 12, 2006, respectively.  Depreciation related to the warehousing and purchasing functions amounted to $9.5 million, $10.4 million, $0.1 million, and $7.8 million for the fiscal years ended May 31, 2008 and June 2, 2007, the fiscal period from April 13, 2006 to June 3, 2006 and the fiscal period from May 29, 2005 to April 12, 2006, respectively.  Also included in the line item “Selling and Administrative Expenses” are payroll and payroll related expenses, occupancy related expenses, advertising expenses, store operating expenses and corporate overhead expenses.

Assets Held for Disposal

Assets Held for Disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets are comprised of buildings related to store operations and store leases held by the Company.

Property and Equipment

Property and equipment are recorded at cost, and depreciation is computed using the straight line method over the estimated useful lives of the assets.  The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment.  Leasehold improvements are depreciated over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less.  Repairs and maintenance expenditures are charged to expense as incurred.  Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized.  Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term.  Amortization of assets recorded as capital leases is included in the line item “Depreciation” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The carrying value of all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long Lived  Assets.”  An impairment charge is recorded when an asset’s carrying value exceeds its fair value.  We recorded $6.5 million and $8.8 million of impairment charges related to property and equipment during the fiscal years ended May 31, 2008 and June 2, 2007, respectively.  These amounts are recorded in the line item “Impairment Charges” in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use.” The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $13.1 million, $12.5 million, $0.3 million and $4.1 million relating to these costs during the fiscal years ended May 31, 2008 and June 2, 2007 and  the periods from April 13, 2006 to June 2, 2006 and May 29, 2005 to April 12, 2006.

As part of the Merger Transaction, the Company recorded $42.0 million of internally developed software which is included in the line item “Property and Equipment, net of Accumulated Depreciation” in the Company’s Consolidated Balance Sheets.

Purchased and internally developed software is amortized on a straight line basis over the product’s estimated economic life, which is generally three to five years.  The net carrying value of software is included in the line item “Property and Equipment” on the Company’s Consolidated Balance Sheets and software amortization is included in the line item “Depreciation” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Intangible Assets

The Company accounts for intangible assets in compliance with SFAS No. 142,  “Goodwill and Other Intangible Assets” (SFAS No. 142). The Company’s intangible assets primarily represent a tradename and favorable lease positions. The tradename asset, the trademark Burlington Coat Factory, is expected to generate cash flows indefinitely and does not have an estimable or finite useful life; and therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions is included in the line item “Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount.  The Company determines fair value through multiple valuation techniques.  If the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is measured by discounting expected future cash flows using an appropriate discount rate.  The Company tested these assets for impairment during the last quarter of Fiscal 2008.  Based upon the Company’s review, impairment charges were not required.

Identifiable intangible assets that are subject to amortization are evaluated for impairment using a process similar to that used to evaluate other long-lived assets as described below under the caption “Impairment of Long-Lived Assets.”  An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.  We recorded impairment charges related to identifiable intangible assets of $18.8 million and $15.6 million during the fiscal years ended May 31, 2008 and June 2, 2007.  These charges are recorded in the line item “Impairment Charges” in the Company’s Consolidated Statements of Operation and Comprehensive Income (Loss).

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. SFAS No. 142 replaces the amortization of goodwill and indefinite-lived intangible assets with periodic tests for the impairment of these assets. SFAS No. 142 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit.  The Company determines fair value through multiple valuation techniques.  If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, we would calculate the implied fair value of our reporting unit goodwill as compared to the carrying value of our reporting unit goodwill to determine the appropriate impairment charge.  We estimate the fair value of our reporting unit using widely accepted valuation techniques.  These techniques use a variety of assumptions to include projected market conditions, discount rates and future cash flows.  Although we believe our assumptions are reasonable, actual results may vary significantly and may expose us to material impairment charges in the future.  The Company’s annual impairment testing is conducted during the last quarter of the fiscal year.  There were no impairment charges recorded as result of these tests in Fiscal 2008 or Fiscal 2007.

Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows by the Company’s incremental borrowing rate.   Impairment charges for Fiscal 2008 and Fiscal 2007 amounted to $25.3 million and $24.4 million, respectively.

Other Assets

Other assets consist primarily of deferred financing fees, notes receivable and the net accumulation of excess rent income, accounted for on a straight-line basis, over actual rental income receipts.  Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization for debt that was issued at a discount and the straight line method of amortization for all other debt related fees.  Amortization of deferred financing fees is recorded in the line item “Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Current Liabilities

    Other current liabilities primarily consist of sales tax payable, unredeemed store value cards, accrued payroll costs, self –insurance reserves  ($36.7 million and $33.7 million as of May 31, 2008 and June 2, 2007, respectively), accrued operating expenses, layaway deposits, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance anxd health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these  claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in worker's compensation claims by employees, health insurance claims by employees or general liability claims may result in a corrresponding increase in costs related to these claims.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the net accumulation of excess straight-line rent expense over actual rental payments and liabilities associated with the Company’s adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs of store remodelings. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured.  Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Common Stock

Holdings has 1,000 shares of common stock issued and outstanding, which are all owned by the Parent.  Parent has authorized 49,700,000 shares of Class A common stock, par value $0.001 and 5,550,000 shares of Class L common stock, par value $0.001.  Parent has outstanding as of May 31, 2008:    45,123,093 shares of Class A common stock and 5,013,677 shares of Class L common stock.  As of June 2, 2007, shares outstanding were 45,198,117 shares of Class A common stock and 5,022,013 shares of Class L common stock.

Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as revised and rescinded by SAB No. 104, "Revenue Recognition". Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets.  Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption. Prior to December 29, 2007, except where prohibited by law, after 13 months of non-use, a monthly dormancy service fee was deducted from the remaining balance of store value cards and recorded in the line item “Other Revenue” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On December 29, 2007, the Company discontinued assessing a dormancy service fee on inactive store value cards and began estimating and recognizing store value card breakage income in proportion to actual store value card redemptions.  Such income is recorded in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized monthly in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

The Company presents sales, net of sales taxes, in its Consolidated Statements of Operations and Comprehensive Income (Loss).

Other Revenue

Other revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration, dormancy and other service charges (Service Fees) and other miscellaneous items. Service Fees amounted to $10.5 million, $16.1 million, $0.9 million and  $7.8 million for the fiscal years ended May 31, 2008, June 2, 2007, the period from April 13, 2006 to June 3, 2006, and the period from May 29, 2005 to April 12, 2006, respectively.  The decrease in Service Fees is related to the Company’s decision to cease charging dormancy service fees on outstanding balances of store value cards and to recognize breakage income in the line item “Other Income” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). (Refer to footnote 12 to the Company’s consolidated financial statements entitled “Store Value Cards” for further details).  Dormancy service fees contributed $2.2 million, and $7.4 million for the fiscal years ended May 31, 2008 and June 2, 2007, respectively.  Prior to Fiscal 2007, the Company did not recognize dormancy service income.

Rental income from leased departments amounted to $7.9 million, $9.9 million, $1.4 million and $9.7 million for the fiscal years ended May 31, 2008, June 2, 2007, the period from April 13, 2006 to June 3, 2006, and the period from May 29, 2005 to April 12, 2006, respectively. Subleased rental income and other miscellaneous revenue items amounted to $12.1 million, $12.2 million, $1.8 million, and $10.2 million for the fiscal years ended May 31, 2008, June 2, 2007, the period from April 13, 2006 to June 3, 2006, and the period from May 29, 2005 to April 12, 2006, respectively.

Vendor Rebates and Allowances

Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” ("EITF No. 02-16").  EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down.

Rebates and allowances that are reimbursements of specific expenses that meet the criteria of EITF 02-16 are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Reimbursements of expenses amounted to $2.0 million, $0.9 million, $0.1 million, and $0.8 million for the fiscal years ended May 31, 2008, June 2, 2007, the period from April 13, 2006 to June 3, 2006, and the period from May 29, 2005 to April 12, 2006, respectively.

Store Opening Expense

    Expenses related to new store openings are charged to operations in the period incurred.

Advertising Costs

The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are charged to expense as incurred.  Net advertising expenses are included in the line item “Selling and Administrative Expenses” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  For the fiscal years ended May 31, 2008 and June 2, 2007 and the periods from April 13, 2006 to June 3, 2006, and May 29, 2005 to April 12, 2006 advertising expense was $70.8 million, $72.3 million, $9.4 million, and $64.2 million, respectively.

The Company nets certain cooperative advertising reimbursements received from vendors that meet the criteria of EITF 02-16 against specific, incremental, identifiable costs incurred in connection with selling the vendors' products.  Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.  Vendor rebates netted against advertising expenses were $0.4 million, $0.6 million, and $1.1 million for the fiscal years ended May 31, 2008, June 2, 2007, the period from April 13, 2006 to June 3, 2006, respectively.

Barter Transactions

The Company accounts for barter transactions under SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29” and EITF 93-11,

“Accounting for Barter Transactions Involving Barter Credits.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.  During the Company’s first quarter of Fiscal 2008, the Company exchanged $5.2 million of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $5.2 million in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The advertising credits received are to be used over the next three to five years.  The Company recorded prepaid advertising of $1.7 million in the line item “Prepaid and Other Current Assets” and $1.9 million in the line item “Other Assets” in the Company’s Consolidated Balance Sheet as of May 31, 2008.  For the twelve months ended May 31, 2008, the Company utilized $1.6 million of the barter advertising credits.

Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Deferred income taxes for Fiscal 2008 and Fiscal 2007 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

On June 3, 2007, we adopted FASB Interpretation No. 48 (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). Adjustments related to the adoption of FIN 48 are reflected as an adjustment to retained earnings in Fiscal 2008.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  We record interest and penalties related to unrecognized tax benefits as part of income taxes.

Other Income (Loss), Net

Other income (loss), net, consists of investment income gains (losses), breakage income, net losses from disposition of fixed assets  of $1.1 million, $3.6 million, and $2.7 million for the fiscal years ended May 31, 2008, June 2, 2007 and the period from April 13, 2006 to June 3, 2006, respectively and other miscellaneous income items.

As noted above under the caption “Revenue Recognition” and the caption “Other Revenue,” the Company ceased recognizing dormancy fees in Fiscal 2008 and began recognizing breakage income related to store value cards.  For the year ended May 31, 2008, the Company recognized $5.3 million of breakage income in the line item “Other Income (Loss), Net” In the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive Income

The Company presents comprehensive income (loss) as a component of stockholders' equity in accordance with SFAS No. 130, “Reporting Comprehensive Income.” For the fiscal years ended May 31, 2008 and June 2, 2007, and for the period from April 13, 2006 to June 3, 2006, comprehensive income (loss) consisted of net income (loss).  For the period from May 29, 2005 to April 13, 2006, comprehensive income (loss) consisted primarily of net income (loss) as well as the net unrealized gain (loss) on investments, net of tax.

Non-Vested Stock

At their option, in lieu of receiving an all cash retention bonus, certain members of management collectively received $5.9 million in shares of non-vested stock (66,122 units) in the form of common stock of the Parent.  These shares vested on April 13, 2007.  No shares were granted or forfeited during Fiscal 2008.  Non-vested stock compensation was amortized over a one-year vesting period and amounted to $5.1 million and $0.8 million for the fiscal year ended June 2, 2007 and for the period from April 13, 2006 to June 3, 2006.  Compensation expense related to non-vested stock is recorded by the Company as additional paid-in-capital.

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations.  The Company accounts for these types of leases under the provisions of SFAS No. 13, “Accounting for Leases” and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  Assets held under capital leases are included in the line item “Property and Equipment – Net of Accumulated Amortization” in the Company’s Consolidated Balance Sheets.  For leases classified as operating, the Company calculates rent expense on a straight line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

Share-Based Compensation

On June 4, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment,” using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date.  There are 511,122 units reserved under the 2006 Management Incentive Plan (Plan).  As of May 31, 2008, 412,000 units to purchase options were outstanding.  For the fiscal years ended May 31, 2008 and June 2, 2007, the Company recognized non cash stock compensation expense of $2.4 million and $2.9 million, respectively.

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

Reclassifications

Certain reclassifications have been made to the prior periods’ Consolidated Statements of Cash Flows for the fiscal year ended June 2, 2007 and the fiscal periods from April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006 to conform to the classifications used in the current period.  For the fiscal year ended June 2, 2007, $9.4 million and $0.8 million, previously recorded together in the line item “Non-Cash Rent Expense and Other,” have been reclassified to the line items “Non-Cash Rent Expense” and “Other,” respectively, in the Company’s Consolidated Statements of Cash Flows.  For the fiscal period from April 13, 2006 to June 3, 2006, $2.3 million and $0.3 million, previously recorded together in the line item “Non-Cash Rent Expense and Other,” have been reclassified to the line items “Non-Cash Rent Expense” and “Other,” respectively, in the Company’s Consolidated Statements of Cash Flows.  For the fiscal period from May 29, 2005 to April 12, 2006, $1.1 million and $0.3 million, previously recorded together in the line item “Non-Cash Rent Expense and Other,” have been reclassified to the line items “Non-Cash Rent Expense” and “Other,” respectively, in the Company’s Consolidated Statements of Cash Flows.

2.           Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (SFAS No. 157) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP. This statement shall be effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date for FASB Statement No. 157” which extended the application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The Company does not believe the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No.

115” (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure eligible items (including many financial instruments and certain other items) at fair value at the specified election date.  Unrealized gains and losses for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, with early adoption possible but subject to certain requirements.  The Company does not believe the adoption of SFAS No. 159 will have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations (revised 2007)” (SFAS No. 141(R)).   SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.   SFAS No. 141(R) also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company expects SFAS No. 141(R) will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R).  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company is in the process of evaluating the impact of SFAS No. 160 on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161).   SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162).   This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is in the process of evaluating the impact of SFAS No. 162 on its consolidated financial statements.

3.           Acquisitions

As described above in Note 1, on April 13, 2006, affiliates of Bain Capital Partners, LLC purchased all of the outstanding capital stock of BCFWC from its existing stockholders for an aggregate purchase price of approximately $2.1 billion.  The aggregate cost together with the costs and fees necessary to consummate the transaction were financed by equity contributions of $445.8 million, borrowings from the $800 million ABL Line of Credit, of which $225 million was drawn at the closing of the Merger Transaction, borrowings from the $900 million Term Loan, all of which was drawn at closing, issuance of $305 million of Senior Notes, of which all of the $299 million of proceeds were used in the financing of the Merger Transaction, a cash contribution from Holdings of $75 million from an issuance of $99.3 million Senior Discount Notes and $193 million of BCFWC’s available cash.

The acquisition of the Company has been accounted for in accordance with SFAS No. 141, “Business Combinations.”   The purchase price was allocated to the assets acquired and liabilities assumed based on the estimates of their respective values at the date of acquisition.

Assets acquired and liabilities assumed in an acquisition are valued based on fair market value measures as determined by management. The method used to determine the asset values include a variety of valuation techniques. With respect to trademarks, management adopted the income approach to value these intangible assets. Under the income approach, the value of trademarks was determined by the present value of potential future revenues from such trademarks based on a discounted royalty rate.

With respect to internally developed software, the Company determined the value based on the assumed dollar value of the cost of recreating the source code of such software. The cost of recreating the source code was based on the labor costs for the man hours assumed to be required to create such source code.

In order to determine the value of our leases, the Company compared our leases with comparable leases available in the market and discounted current lease rates over the life of our existing leases.

In order to determine the step-up in basis for the assets, the Company applied either the cost approach or market approach, as management determined appropriate. Under the cost approach, the step-up in basis is determined by the current cost of replacement less estimated applicable depreciation. Under the market approach, the step-up is determined by the market value of comparable assets less applicable depreciation.

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed at the date of acquisition after revisions to estimated allocations had been made.

April 13, 2006 (in thousands ‘000)
Total acquisition consideration:
Cash paid upon acquisition	$2,050,918
Liabilities assumed	769,251
Acquisition related costs	4,849
2,825,018
Less: book value of net assets acquired	1,785,818

$1,039,200

Fair value adjustment for property, plant and equipment	$421,675
Tradename	526,300
Net favorable lease positions	637,112
Internally developed software	42,000
Deferred taxes related to valuations	(634,106)
Goodwill	46,219
$1,039,200

4.           Restricted Cash and Cash Equivalents

At May 31, 2008, restricted cash and cash equivalents consisted of $0.4 million pledged as collateral for certain insurance contracts and $2.3 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  At June 2, 2007, restricted cash and cash equivalents consisted of $0.4 million pledged as collateral for certain insurance contracts, for which the related liability is classified in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets, and $2.4 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  During Fiscal 2007, the Company replaced approximately $11.0 million of restricted cash with letters of credit agreements as collateral for the insurance contracts.

5.           Investments

As of May 31, 2008 and June 2, 2007, the Company had no investments on its Consolidated Balance Sheets.  During Fiscal 2007, the Company sold equity investments for $0.7 million for a realized gain of $0.1 million, which is included in the line item “Proceeds from the Sale of Partnership Interest” in the Company’s Consolidated Statements of Cash Flows.  The gain on sale of investments is included in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

6.           Assets Held for Disposal

Assets held for disposal are valued at their fair value, less cost to dispose, as follows:

	(in thousands ‘000)
	May 31, 2008	June 2, 2007

Fixed Assets	$63	$32,320
Favorable Leases	$2,753	$2,753

Total Assets Held for Disposal	$2,816	$35,073

The Company expects to sell the assets noted above to a third party during Fiscal 2009.

During Fiscal 2008, the Company completed the sale of assets with a carrying value of $2.1 million that were previously held for sale related to three locations.  Additionally, during Fiscal 2008, certain assets which were previously held for sale no longer qualified as held for sale due to the fact that there is no longer an active program to locate a buyer.  As a result, the Company reclassified operating stores with a net fixed asset value of $30.1 million out of the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets into the line item “Property and Equipment, Net.”  The reclassification resulted in a charge against the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) of $0.4 million in Fiscal 2008, reflecting the adjustment for depreciation expense that would have been recognized had the asset been continuously classified as held and used.

During Fiscal 2007, a loss of $0.8 million was recorded related to the write-down of certain of these assets to their fair value.  This loss was recorded in the line item “Impairment Charges” in the Company’s Consolidated Statements of Operation for Fiscal 2007.

7.           Property and Equipment

Property and equipment consist of:

		(in thousands ‘000)
	Useful Lives	May 31, 2008	June 2, 2007

Land	-	$163,135	$146,684
Buildings	20 to 40 Years	344,782	327,714
Store Fixtures and Equipment	3 to 10 Years	269,875	241,555
Software	3 to 5 Years	69,824	57,421
Leasehold Improvements	Shorter of lease term or useful life	327,941	316,971
Construction in Progress	-	14,442	4,642
		1,189,999	1,094,987
Less: Accumulated Depreciation		(270,463)	(146,653)

Total property, plant and equipment, net		$919,536	$948,334

As of May 31, 2008 and June 2, 2007, assets, net of accumulated amortization of $3.3 million and $1.8 million, respectively, held under capital leases amounted to approximately $32.9 million and $34.4 million and are included in Buildings.  Amortization expense related to capital leases is included in the line item “Depreciation” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The total amount of depreciation expense for the fiscal years ended May 31, 2008 and June 2, 2007 is $133.1 million and $130.4 million, respectively.  Depreciation expense for the periods from April 13, 2006 through June 3, 2006 and from May 29, 2005 through April 12, 2006 amounted to $18.1 million and $78.8 million respectively.

During Fiscal 2008 and Fiscal 2007,  the Company recorded impairment charges related to Property and Equipment of $6.5 million and $8.8 million, respectively (Refer to Footnote  10 to the Company’s consolidated financial statements entitled “Impairment of Long-Lived Assets” for further discussion).

Internally developed software is being amortized on a straight line basis over three years and is being recorded in the line item “Depreciation” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Amortization of internally developed software amounted to $20.0 million, $17.8 million, $2.0 million and $3.3 million for the fiscal years ended May 31, 2008 and June 2, 2007 and for the periods from April 13, 2006 through June 3, 2006 and May 29, 2005 through April 12, 2006.

8.           Intangible Assets

Intangible assets, at May 31, 2008, consisted primarily of a tradename and favorable lease positions.  Favorable leases are amortized over their expected lease term.

Intangible assets as of May 31, 2008 and June 2, 2007 are as follows:

	(in thousands ‘000)
	May 31, 2008			June 2, 2007

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradename	$526,300	$-	$526,300	$526,300	$-	$526,300

Favorable Leases	$599,087	$(65,017)	$534,070	$611,541	$(36,662)	$574,879

For the Fiscal years ended May 31, 2008 and June 2, 2007, impairment charges of $18.8 million and $15.6 million were recorded in connection with impairment of favorable leases relating to 12 stores, respectively (Refer to footnote 10 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

The gross carrying amount of favorable leases as of May 31, 2008 reflects (1) a reduction of $26.2 million as a result of the impairment of 12 stores in the fiscal year ended May 31, 2008 partially offset by an increase of $13.8 million due to the reclassification of unfavorable leases to the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet.

 Accumulated amortization of favorable leases as of May 31, 2008 reflects increases as a result of (1) amortization expense of $34.5 million and (2) an increase of $1.3 million related to the reclassification of unfavorable leases discussed, in the paragraph above, partially offset by a decrease of $7.4 million relating to the impairment of 12 stores during the fiscal year ended May 31, 2008.  The weighted average amortization period remaining for the Company's favorable leases is 19.5 years.

The gross carrying amount of favorable leases as of June 2, 2007 reflects (1) a reduction of $16.7 million as a result of the impairment of 12 stores in the fiscal year ended June 2, 2007; the net impairment charge of $15.6 million had previously been reflected in accumulated amortization, and a  (2) a reduction of $2.9 million relating to assets classified as “Assets Held for Disposal” in the Company’s Consolidated Balance Sheet at the end of the fiscal year ended June 2, 2007, (refer to footnote 1 to the Company’s Consolidated Financial Statements entitled “Summary of Significant Account Policies – Assets Held for Disposal” for further discussion)

Accumulated amortization of favorable leases as of June 2, 2007 reflects increases as a result of (1) amortization expense of $33.4 million (net of contra-amortization of $1.0 million relating to unfavorable leases), this increase was partially offset by (1) a decrease of $16.7 million resulting from the impairment charge recognized in fiscal 2007 which decreased both the gross carrying cost and accumulated amortization as discussed above, and (2) a reduction of $0.1 million relating to “Assets Held for Disposal,” discussed above.

Amortization expense of net favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands ‘000)

2009	$32,902
2010	32,856
2011	32,789
2012	32,339
2013	31,224

Total	$162,110

9.   Goodwill

Goodwill amounted to $42.8 million and $46.2 million as of May 31, 2008 and June 2, 2007 respectively.  SFAS No. 142 requires an impairment test be performed at least annually on the carrying value of goodwill.  The Company performed its review for goodwill impairment during the fourth quarter of Fiscal 2008 and Fiscal 2007, respectively.  No impairment charge was deemed necessary in Fiscal 2008 or Fiscal 2007.

A reconciliation of goodwill as reflected in the consolidated balance sheets as of June 2, 2007 and as of May 31, 2008 is set forth in the table below:
(in thousands ‘000)

Goodwill as of June 2, 2007	$46,219

Increase in net deferred tax liabilities (a)	3,899
Reclassification of unfavorable lease positions (b)	(7,343)

Goodwill as of May 31, 2008	$42,775

(a) The change in deferred income taxes recorded during Fiscal 2008 reflects a change in the Company’s estimate of (1) the tax basis of the net assets acquired and (2) the blended state tax rate used to calculate deferred taxes and, in accordance with FASB Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Combination.” This adjustment has decreased goodwill related to the Merger Transaction.

(b) In Fiscal 2008, the Company recorded an immaterial correction to write off unfavorable lease positions with a corresponding reduction of goodwill in the amount of $7.3 million.

10.  Impairment of Long-Lived Assets

Impairment charges recorded during each of the twelve month periods ended May 31, 2008 and June 2, 2007 amounted to $25.3 million and $24.4 million, respectively.  Impairment charges during these periods related to the following:

	(in thousands ‘000)
Asset Categories	Fiscal 2008	Fiscal 2007

Favorable Leases	$18,786	$15,605
Leasehold Improvements	3,908	8,021
Furniture and Fixtures	2,026	-
Assets Held for Disposal	-	795
Other	536	-

Total	$25,256	$24,421

The impairment of favorable leases is related to twelve of the Company’s stores for each of Fiscal 2008 and Fiscal 2007.  Total impairment charges for the periods ended May 31, 2008 and June 2, 2007 are related to a decline in the operating performance of certain stores as well as the current retail environment and commercial real estate markets.

11.	Derivatives and Hedging Activities

In 2006, the Company entered into two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations. Each agreement became effective on May 12, 2006. One interest rate cap agreement has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011. This interest rate cap is included in the line item “Other Assets” in the Company’s Consolidated Balance Sheets.  The other agreement has a notional principal amount of $700 million with a cap rate of 7.0% and terminates on May 29, 2009 and is included in the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheet. The Company does not monitor these interest rate cap agreements for hedge effectiveness. Gains and losses associated with these contracts are recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On December 20, 2007, the Company entered into an interest rate cap agreement to limit interest rate risk associated with its future long-term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement will be effective on May 20, 2009 upon the termination of the existing $700 million interest rate cap (see above).  The Company will determine prior to the effective date whether it will monitor this interest rate cap agreement for hedge effectiveness.  Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate cap to fair value on a quarterly basis and will record all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Gains (Losses) associated with the above interest rate cap agreements that are included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) amounted to a $0.1 million gain and $2.0 million loss, respectively, for the fiscal years ended May 31, 2008 and June 2, 2007.

The fair market value of the interest rate cap agreements included in the line item “Other Assets” in the Company’s Consolidated Balance Sheets at May 31, 2008 and June 2, 2007 amounted to $0.8 million and $0.3 million, respectively.

12.           Store Value Cards

Store value cards include gift cards and store credits issued from merchandise returns.  Store value cards are recorded as a current liability upon purchase, and revenue is recognized when the store value card is redeemed for merchandise.  Store value cards issued by the Company do not have an expiration date and are not redeemable for cash.  Beginning in September of 2007 to December 29, 2007, if a store value card remained inactive for greater than 13 months, the Company assessed the recipient a monthly dormancy service fee, where allowed by law, which was automatically deducted from the remaining value of the card.   Dormancy service fee income was recorded as part of the line item “Other Revenue” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Early in Fiscal 2008, the Company determined it had accumulated adequate historical data to determine a reliable estimate of the amount of gift cards that would not be redeemed.  The Company formed a corporation in Virginia (BCF Cards, Inc.) to issue the Company’s store value cards commencing December 29, 2007.  In connection with the establishment of BCF Cards, Inc., the Company recorded $4.7 million of store value card breakage income in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) because it is not considered part of the Company's revenues.  This amount, which was recorded during the three months ended March 1, 2008, included cumulative breakage income related to store value cards issued since the Company introduced its store value card program.

On December 29, 2007, the Company discontinued assessing dormancy service fees on inactive store value cards and began estimating and recognizing store value card breakage income in proportion to actual store value card redemptions.   Such income is recorded in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company now determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.  During Fiscal 2008, the Company recorded $5.3 million of breakage income.

13.           Store Exit Costs

The Company establishes reserves covering future lease obligations and other ancillary costs related to store closings.  These reserves are included in the line item “Other Liabilities” and “Other Current Liabilities” in the Company’s Consolidated Balance Sheets and are recorded under the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Reserves at May 31, 2008 and June 2, 2007 consisted of:

	(in thousands ‘000)
Fiscal Year Reserve Established	Balance at June 2, 2007	Provisions	Payments	Agreed Upon Reductions	Balance at May 31, 2008

2005	$241	$-	$(161)	$(13)	$67
2006	-	-	-	-	-
2007	1,078	-	(996)	(82)	-
2008	-	662	(616)	49	95

	$1,319	$662	$(1,773)	$(46)	$162

 The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments for the costs noted above are all expected to be paid  during the fiscal year ended May 30, 2009 (Fiscal 2009).

14.           Long-Term Debt

	(in thousands ‘000)
	May 31, 2008	June 2, 2007

Industrial Revenue Bonds, 6.13% due in semi-annual payments of various amounts from September 1, 2008 to September 1, 2010	$3,295	$4,190
Promissory Note, 4.43% due in monthly payments of $8 through December 23, 2011	300	375
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	733	934
Senior Notes, 11.13% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2008 to April 15, 2014	300,207	299,665
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2008 to October 15, 2014	99,309	87,978
$900,000 Senior Secured Term Loan Facility, Libor plus 2.25% due in quarterly payments of $2,250 from August 30, 2008 to May 28, 2013.	872,807	884,250
$800,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance.	181,600	159,000
Capital Lease Obligations	25,633	25,912

Total debt	1,483,884	1,462,304
Less: current maturities	(3,653)	(5,974)

Long-term debt, net of current maturities	$1,480,231	$1,456,330

On April 13, 2006, the Company was acquired by affiliates of Bain Capital Partners, LLC (Bain Capital).  As part of the financing of the acquisition, the Company entered into agreements with several lenders to establish the $900 million Term Loan and the $800 million ABL Line of Credit.  The $900 million Term Loan is for a seven year period at an interest rate of LIBOR plus 2.25%.  The loan is to be repaid in quarterly payments of $2.3 million from August 30, 2008 to May 28, 2013.  The Company is also required to make an additional payment based on 50% of the available free cash flow (as defined in the credit agreement for the Term Loan), at the end of each fiscal year.  This payment offsets future mandatory quarterly payments.

Based on the free cash flow as of June 2, 2007, the Company paid $11.4 million on September 4, 2007.  This payment offsets the mandatory quarterly payments through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth fiscal quarter of Fiscal 2009.  As a result, the Company is not required to make any cash payments related to the mandatory quarterly payments earlier than the fourth fiscal quarter of Fiscal 2009.

The $800 million ABL Line of Credit is for a five-year period at an interest rate of LIBOR plus a spread which is based on the Company’s annual average borrowings outstanding.  At May 31, 2008, the Company had $274.0 million available under the ABL Line of Credit.  The maximum borrowing under the facility during the fiscal years ended May 31, 2008 and June 2, 2007 was $247.2 million and $365.0 million, respectively.  Average borrowings under the facility amounted to $144.0 million at an average interest rate of 6.6% during Fiscal 2008 and $194.5 million at an average interest rate of 7.2% during Fiscal 2007.  At May 31, 2008 and June 2, 2007, $181.6 million and $159.0 million, respectively, was outstanding under this credit facility and is included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheets.  Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

 At May 31, 2008 and June 2, 2007, the Company’s borrowing rate related to the ABL Line of Credit was 4.1% and 7.2%, respectively.  At May 31, 2008 and June 2, 2007, the borrowing rate related to the Term loan was 4.9% and 7.6%, respectively.

Both the Term Loan and the ABL Line of Credit are guaranteed by substantially all of the Company’s U.S subsidiaries.  The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.  The Term Loan is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

In addition to the Term Loan and the ABL Line of Credit, the Company entered into agreements with several lenders to issue a $305 million aggregate principal amount of senior unsecured notes (Senior Notes) and a $99.3 million aggregate principal amount of senior unsecured discount notes (Senior Discount Notes).  The $305 million Senior Notes, issued at a $5.9 million discount, accrue interest at a rate of 11.1% payable semi-annually on October 15th and April 15th of each year.   The Senior Notes are scheduled to mature on April 15, 2014 and are guaranteed by Holdings and each of the Company’s existing and future subsidiaries.  The $99.3 million Senior Discount Notes were issued at a substantial discount and generated gross proceeds of approximately $75 million.  The Senior Discount Notes accrete at a rate of 14.5%, compounded semi-annually up to the accreted value of $99.3 million as of April 15, 2008.  Accretion amounted to $11.3 million and $11.5 million for the fiscal years ended May 31, 2008 and June 2, 2007, respectively, and $1.5 million for the fiscal period April 13, 2006 to June 3, 2006. Accretion of the Senior Discount Notes is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Interest will be paid semi-annually on October 15th and April 15th of each year beginning October 15, 2008 at a rate of 14.5%.  The Senior Discount Notes are scheduled to mature on October 15, 2014 and are not guaranteed by the Company or any of its subsidiaries.

As of May 31, 2008 we are in compliance with all of our debt covenants. The credit agreements regarding the ABL Line of Credit and the Term Loan, as well as indentures governing the Senior Notes and Senior Discount Notes, contain covenants that, among other things, limit the Company’s and its restricted subsidiaries’ ability to, among other things:

•	pay dividends on, redeem or repurchase capital stock;
•	make investments and other restricted payments;
•	incur additional indebtedness or issue preferred stock;
•	create liens;
•	permit dividend or other payment restrictions on our restricted subsidiaries;
•	sell all or substantially all of our assets or consolidate or merge with or into other companies; and
•	engage in transactions with affiliates.

In January 2006, the Company purchased the ground lease and sublease related to one of its store locations.  The Company financed this purchase partially through the issuance of a promissory note (Promissory Note) in the principal amount of $0.5 million.  The note bears interest at 4.43% per annum and matures on December 23, 2011.  The outstanding principal balance of the loan amounted to $0.3 million at May 31, 2008 and is to be repaid in equal monthly installments of eight thousand dollars, which began on February 23, 2006.

The Industrial Revenue Bonds were issued in connection with the construction of the Company’s existing distribution center in Burlington, New Jersey.  The bonds are secured by a first mortgage on the distribution center.  Payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $3.4 million.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders.  The proceeds were used for part of the acquisition and development costs of its warehouse facility in Edgewater Park, New Jersey.  The loan is interest-free and matures on January 1, 2012.  The loan amounts to $0.7 million at May 31, 2008 and is to be repaid in monthly installments of seventeen thousand dollars, which began on February 1, 2002.

Scheduled maturities of the Company’s long-term debt and capital lease obligations in each of the next five fiscal years are as follows:

	(in thousands ‘000)
Fiscal years ending in,	Long-Term Debt	Capital Lease Obligations	Total

2009	$3,326	$327	$3,653
2010	10,377	417	10,794
2011	205,531	518	206,049
2012	9,186	592	9,778
2013 and thereafter	1,234,625	23,778	1,258,403

Total	1,463,045
		25,632	1,488,677
Less: Unamortized Discount	(4,793)	-	(4,793)

Total	1,458,252	25,632	1,483,884
Less: current portion	(3,326)	(327)	(3,653)

Long Term Debt	$1,454,926	$25,305	$1,480,231

The capital lease obligations noted above are net of interest charges of $2.2 million, $2.1 million, $2.1 million, $2.1 million and $17.6 million for the fiscal years ended May 30, 2009, May 29, 2010, May 28, 2011, June 2, 2012 and thereafter, respectively.

The Company has $45.3 million and $55.6 million in deferred financing fees related to its long term debt instruments recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets as of May 31, 2008 and June 2, 2007, respectively.   Amortization of deferred financing fees amounted to $10.3 million for each of the fiscal years ended May 31, 2008 and June 2, 2007, respectively, and $5.3 million and $0.5 million for the periods April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006, respectively.  Amortization expense for each of the next five fiscal years is estimated to be as follows:

Fiscal years	(in thousands ‘000)

2009	$10,358
2010	10,361
2011	9,820
2012	6,731
2013 and thereafter	7,984

Total	$45,254

Deferred financing fees have a weighted average amortization period of approximately 4.8 years.

15.           Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock. There are 511,122 units reserved under the Plan consisting of 4,600,098 shares of Class A common stock of Parent and 511,122 shares of Class L common stock of Parent.

Options granted during the twelve month period ended May 31, 2008 were all service-based awards and were granted in three tranches with exercise prices as follows: Tranche 1: $100 per unit; Tranche 2: $180 per unit; and Tranche 3: $270 per unit. Options granted during the twelve month period ended June 2, 2007 were all service-based awards and were granted in three tranches with exercise prices as follows:  Tranche 1: $90 per unit; Tranche 2: $180 per unit; and Tranche 3: $270 per unit.  All of the service-based awards issued in Fiscal 2008 and Fiscal 2007 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options awarded pursuant to the Plan become exercisable upon a change of control.  Unless determined otherwise by the plan administrator, upon cessation of employment; (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

As of May 31, 2008, the Company had 412,000 options outstanding to purchase units, all of which are service-based awards.

On June 4, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment,” using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date. Accordingly, prior period amounts presented herein have not been restated. For the fiscal years ended May 31, 2008 and June 2, 2007, we recognized non-cash stock compensation expense of $2.4 ($1.6 million after tax) and $2.9 million ($1.9 million after tax), respectively, net of a $1.0 million and $0.4 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.  Non-cash stock compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The adoption of SFAS 123R had no impact on our Consolidated Statements of Cash Flow.   As of May 31, 2008 there is approximately $11.8 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 4.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period of 5 years.  As of May 31, 2008, 24% percent of outstanding options to purchase units have vested.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Average Exercise Price Per Unit
Options Outstanding June 3, 2006	347,500	$180.00

Options issued during the period	74,500	180.00
Options forfeited during the period	(55,000)	180.00
Options cancelled during the period	-	-
Options exercised during the period	-	-

Options Outstanding June 2, 2007	367,000	$180.00

Options issued during the period	155,000	183.33
Options forfeited during the period	(90,000)	180.00
Options cancelled during the period	(20,000)	180.00
Options exercised during the period	-	-

Options Outstanding May 31, 2008	412,000	$181.25

The following table summarizes information about the options to purchase units that are outstanding under the Plan as of May 31, 2008:

	Stock Option Units Outstanding			Option Units Exercisable
	Range of Exercise Prices	Number Outstanding At May 31, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable May 31, 2008

Tranche 1	$90 – 100	137,333	8.5	$93.76	32,333
Tranche 2	$180	137,333	8.5	$180.00	32,333
Tranche 3	$270	137,334	8.5	$270.00	32,334
		412,000			97,000

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan in Fiscal 2008 and Fiscal 2007:

	2008	2007

Risk-Free Interest Rate	3.63 – 3.79%	4.75%
Expected Volatility	35%	70%
Expected Life (years)	6.6 – 7.9	4.5
Contractual Life (years)	10.0	10.0
Expected Dividend Yield	0.0	0.0%
Fair Value of Options Granted:
Tranche 1	$73.85	$53.13
Tranche 2	$46.81	$38.79
Tranche 3	$36.83	$30.53

 Pre-Transaction Stock-Based Compensation Accounting

Prior to the closing of the Merger Transaction, BCFWC applied Accounting Principles Board (APB) Opinion 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option awards. Accordingly, compensation expense has not been recorded for the fiscal period from April 13, 2006 to June 3, 2006 for options to purchase units granted under the plan and the period from May 29, 2005 to April 12, 2006 for the options granted prior to the Merger Transaction, for which the exercise price of the options was equal to or greater than the fair market value of the options at the grant date. The following table illustrates the effect had the Company applied the fair value recognition provisions of SFAS No. 123:

	(in thousands ‘000)
	Successor	Predecessor
	Period from April 13, 2006 to June 3, 2006	Period from May 29, 2005 to April 12, 2006

Net (Loss) income as reported	$(27,166)	$94,339

Expense under fair value method, net of tax effect	(297)	(567)

Pro forma net (loss) income	$(27,463)	$93,772

The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in Fiscal 2005 (no options were granted during  Fiscal 2006):

	Grant 1	Grant 2

Number of Shares	87,700	73,600
Risk-Free Interest Rate	4.10%	4.10%
Expected Volatility	37.65%	38.00%
Expected Life	5.5 years	5.5 years
Contractual Life	10 years	10 years
Expected Dividend Yield	0.20%	0.20%
Fair Value of Options Granted	$6.79	$9.85

Any unexercised stock options at the time of the consummation of the Merger Transaction were cancelled and each holder received an amount in cash, less applicable withholding taxes, equal to $45.50 per share less the exercise price of each option.

16.           Lease Commitments

The Company leases 395 stores, warehousing and distribution facilities and office spaces under operating and capital leases that will expire principally during the next thirty years.  The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year (in thousands):

	(in thousands ‘000)
Fiscal years	Operating Leases	Capital Leases

2009	$159,987	$2,496
2010	157,816	2,556
2011	145,538	2,616
2012	133,693	2,646
2013 and thereafter	493,699	41,365
Total minimum lease payments	1,090,733	51,679
Amount representing interest	-	(26,045)
Present Value of minimum lease payments…	$1,090,733	$25,634

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $53.2 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of Rent Expense:

	(in thousands ‘000)
	(Successor)			(Predecessor)
	Year Ended May 31, 2008	Year Ended June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006
Rent Expense:
Minimum Rental Payments	$150,979	$134,104	$17,535	$110,693
Contingent Rental Payments	1,171	2,509	462	2,520
Straight-line Rent Expense	6,768	9,431	1,444	(593)
Lease Incentives Amort. (Net)	(4,939)	(3,119)	(607)	1,191
Total Rent Expense	153,979	142,925	18,834	113,811
Less Sublease Income	18,769	20,835	2,925	18,434
Total Net Rent Expense	$135,210	$122,090	$15,909	$95,377

17.           Employee Retirement Plans

The Company has a discretionary noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code.   Participation in the salary deferment feature is voluntary.  Employees may, up to certain prescribed limits, contribute to the 401(k) plan and a portion of these contributions are matched by the Company.  Under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board of Directors.  During Fiscal 2008 and Fiscal 2007, the Company determined that a discretionary contribution to the employee profit sharing plan for the plan years ended December 31, 2007 and December 31, 2006, respectively, would not be made.

For the fiscal years ended May 31, 2008 and June 2, 2007, and the periods from April 13, 2006 to June 2006 and May 29, 2005 to April 12, 2006, the Company recorded $4.1 million, $3.8 million, $0.6 million and $3.8 million of 401(k) plan match expense, respectively.  Offsetting this expense is the reversal of the profit sharing accrual during the fiscal years ended May 31, 2008 and June 2, 2007.  As the profit sharing accrual is based on a calendar year, the reversal is a reduction of expense of $4.5 million and $1.8 million for the fiscal years ended May 31, 2008 and June 2, 2007.  Based on the Company’s past performance, it was believed that the payment of the profit sharing expense in both Fiscal 2008 and Fiscal 2007 was probable.  Management accordingly began accruing the expense on a monthly basis.  However, based on the actual performance of the Company, management determined that the profit sharing bonus would not be paid out and reversed the accrual accordingly.

For the periods from April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006, profit sharing expense amounted to $1.0 million and $6.9 million, respectively.

18.           Income Taxes

Earnings (loss) before income taxes are as follows:

	(in thousands ‘000)
	May 31, 2008	June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006

(Loss) earnings before income taxes	$(74,274)	$(72,624)	$(36,982)	$150,944

Income tax expense (benefit) is as follows:

	(in thousands ‘000)
Period Ended	May 31, 2008	June 2, 2007	April 13, 2006 to June 3, 2006	May 29, 2005 to April 12, 2006
Current:
Federal	$32,225	$33,558	$1,262	$58,725
State and Other	15,441	2,851	229	9,206

Subtotal	47,666	36,409	1,491	67,931

Deferred	(72,970)	(61,834)	(11,307)	(11,326)

Total income tax expense (benefit)	$(25,304)	$(25,425)	$(9,816)	$56,605

The tax rate reconciliations are as follows:

Period Ended	May 31, 2008		June 2, 2007		April 13, 2006 to June 3, 2006		May 29, 2005 to April 12, 2006

Tax at statutory rate	(35.0	) %	(35.0	) %	(35.0	) %	35.0%
State income taxes, net of federal benefit	(1.0)		(5.3)		(2.1)		3.1
State tax benefit of net operating losses	-		-		-		-
Change in valuation allowance	-		-		-		-
Capitalized acquisition costs	-		(3.4)		10.7		0.2
Other charges	0.5		1.3		-		(0.2)
Tax credits	(2.1)		(1.3)		(0.1)		(0.6)
Tax reserves	3.5		8.7		-		-

Effective tax rate	(34.1	) %	(35.0	) %	(26.5	) %	37.5%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands ‘000)
	May 31, 2008		June 2, 2007
Period Ended	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Current deferred tax assets and liabilities:

Allowance for doubtful accounts	$254	$-	$383	$-
Compensated absences	2,011	-	1,556	-
Inventory costs and reserves capitalized for tax purposes	20,480	-	16,245	-
Insurance reserves	14,688	-	13,344	-
Prepaid items deductible for tax purposes	-	1,189	-	2,024
Sales return reserves	3,860	-	3,259	-
Reserve for lawsuits	841	-	1,153	-
Deferred revenue	9,864
Employee benefit accrual	657	-	706	-
Other	-	90	521	-

Total Current deferred tax assets and liabilities	$52,655	$1,279	$37,167	$2,024
Non-Current derred tax assets and liabilities:

Property and equipment basis adjustments	$-	$94,080	$-	$125,114
Deferred rent	15,681	-	13,591	-
Pre-opening costs	1,343	-	2,750	-
Intangibles	-	428,868	-	446,941
Employee benefit compensation	2,118	-	1,130	-
State net operating losses (net of federal benefit)	10,004	-	11,341	-
Valuation allowance (net of federal benefit)	(4,849)	-	(8,298)	-
Landlord allowances	24,221	-
Accrued interest	4,179	-
Other	5,653	-	243	-

Total non current deferred tax assets and liabilities	$58,350	$522,948	$20,757	$572,055

As a result of the Merger Transaction in 2006, the Company incurred a change in ownership as defined by Section 382 of the Internal Revenue Code, Section 382 imposes limitations on a corporation’s ability to utilize its NOL carryforwards if it experiences an “ownership change”. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. The Company’s ability to utilize its state net operating loss carryforwards are subject to similar state income tax law restrictions.

The Company determined that, as of May 31, 2008 and June 2, 2007, a valuation allowance against a substantial majority of the deferred tax assets associated with state net operating losses was appropriate. Generally Accepted Accounting Principles require companies to weigh both positive and negative evidence in determining the need for a valuation allowance. Management has determined that valuation allowances of $4.8 million and $8.3 million are required against the $10.0 million and $11.3 million of tax benefits associated with these state net operating losses. The decrease in the Company’s valuation allowance is primarily attributable to the change in the projection of future state taxable income and the ability to utilize the net operating losses resulting from the state restructuring completed prior to the Merger Transaction.  The Company still believes that it is more likely than not that some amount of the benefit of the state net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with the Company's 2008 fiscal year. Any future tax benefit recognized by the use of an NOL established prior to the merger, where a valuation allowance has been established, will be recorded first to reduce to zero the goodwill related to the merger, second to reduce to zero other noncurrent intangible assets and third to reduce income tax expense.

The Company adopted FIN 48 as of June 3, 2007.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires that the Company recognize in its financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

 Upon adoption, the cumulative effect of applying the provisions of FIN 48 was an increase of approximately $48.9 million in the liability for unrecognized tax benefits and related interest and penalty, a $39.2 million decrease in the deferred income tax liability and a $9.7 million increase in the accumulated deficit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands ‘000)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties)

Beginning balance at June 3, 2007 (date of adoption)	$44,778
Additions for tax positions of the current year	1,222
Additions for tax positions of prior years	109
Reductions for tax positions of prior years	(7,090)
Settlements	-
Lapse of statute of limitations	(1,016)

Ending balance at May 31, 2008	$38,003

 As of May 31, 2008, the Company reported total unrecognized benefits of $38.0 million, of which $8.3 million would affect the Company’s effective tax rate if recognized.  As a result of positions taken during the year, the Company has recorded $4.0 million of interest and penalties for the twelve months ended May 31, 2008 in the line item “(Benefit) Provision for Income Taxes”.  Cumulative interest and penalties of $16.6 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of May 31, 2008.   The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2007 and is currently under IRS examination for fiscal years 2004 and 2005.  The Company or its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2007.

Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company's gross unrecognized tax benefit balance may decrease within the next twelve months by as much as $13.0 million, related primarily to issues involving deferred revenue and depreciation.

19.	Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short term nature. Interest rates that are currently available to the Company for issuance of notes payable (including current maturities) with similar terms and remaining maturities are used to estimate fair value for notes payable. Fair value of the Company’s Senior Notes and Senior Discount Notes were determined based on quoted market prices. The estimated fair value of long-term debt

(including current maturities) is as follows:

	(in thousands ‘000)
	Carrying Amount	Fair Value
Senior Notes, 11.13% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2008 to April 15, 2014	$300,207	$222,372
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2008 to October 15, 2014	99,309	75,550
$900,000 Senior Secured Term Loan Facility, Libor plus 2.25% due in quarterly payments of $2,250 from August 30, 2008 to May 28, 2013.	872,807	676,425
$800,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance. (1)	181,600	181,600
Other Debt (2)	29,961	29,961

Total debt	$1,483,884	$1,185,908

(1) The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in 30 day increments) and its variable interest rate.
(2) Other debt is primarily made up of capital leases.

As of June 2, 2007, the fair value of the Company’s debt was $1,462.3 million compared to the carrying value of $1,476.2 million.  The fair values presented herein are based on pertinent information available to management as of the respective year end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

20.             Acquisition of Value City Leases and Other Leases

Value City Leases

 On October 3, 2007, BCFWC entered into an Agreement to Acquire Leases and Lease Properties (the Agreement) from  Retail Ventures, Inc., an Ohio corporation (RVI), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (Value City or VCDS), and GB Retailers, Inc., a Delaware corporation (GB Retailers and, together with VCDS, the VCDS Tenants), and from Schottenstein Stores Corporation (SSC) and certain affiliates of SSC (collectively with SSC, the SSC Landlords). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the “Value City Entities.”  As of the date the Agreement was signed, the aggregate purchase price to be paid by BCFWC for up to 24 leases was approximately $16.0 million subject to certain potential adjustments provided for in the Agreement.

The Value City Entities and BCFWC have undertaken good faith efforts to obtain the necessary landlord consents and lease amendments to allow the disposition of the leased premises to occur as specified in the Agreement. In the event that any necessary landlord consents or lease amendments cannot be obtained, the parties may remove one or more of the leased premises from the transaction. The effective dates of the lease assignments and transfer of possession of the leased premises will occur on various dates, subject to change as described in the Agreement. The Agreement contains customary representations, warranties and covenants, and the transactions contemplated by the Agreement are subject to certain adjustments and closing conditions.

In connection with the Agreement, the parties entered into an escrow agreement pursuant to which approximately ten percent (10%) of the purchase price for the leased premises was deposited with the escrow agent upon execution of the Agreement and is included in the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheets. The escrow proceeds and the remainder of the purchase price will be delivered to Value City at the closing of the contemplated transactions. Also at the closing, RVI will enter into an indemnification agreement with BCFWC pursuant to which the Company will provide certain indemnities and undertake certain obligations in favor of BCFWC.

During the twelve months ended May 31, 2008, the Company finalized the acquisition of eight of the Value City leases for a total purchase price of $5.3 million, including $0.3 million of related expenses.  The lease acquisition costs are reflected in the line item “Other Assets” in the Company’s Consolidated Balance Sheets.   In connection with the acquisition of these leases, the Company received $3.2 million of lease incentives, which are included in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheets.  The lease acquisition assets and deferred lease incentives will be amortized to rent expense over the lease term which ranges from 8 years to 11 years.   The Company expects to open stores at these leased locations in Fiscal 2009.

As of May 31, 2008, four of the original 24 locations were removed from the transaction.  In addition, the Company has made arrangements to transfer seven locations to the landlords thereof and to enter into leases for such locations with those landlords, thus reducing the aggregate purchase price of the entire transaction from $16.0 million to $7.0 million.

Other Lease Acquisition

During the twelve months ended May 31, 2008, the Company finalized the acquisition of a lease related to a location in Puerto Rico for a total purchase price of $1.5 million.   The lease acquisition cost is reflected in the line item “Other Assets” in the Company’s Consolidated Balance Sheets and will be amortized to rent expense over the lease term, which is 14 years.  The Company expects to open a store at this leased location in Fiscal 2009.

Additionally, the Company finalized the purchase of a lease related to a store in Connecticut for a total purchase price of $0.4 million.  The lease acquisition cost is also reflected in the line item “Other Assets” in the Company’s Consolidated Balance Sheets and will be amortized to rent expense over the lease term of approximately nine years.

21.           Segment Information

The Company reports segment information in accordance with SFAS No.131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company has identified operating segments at the store level.  However, due to the similar economic characteristics of the store, the Company has aggregated the stores into one reporting segment operating within the United States.

22.           Commitments and Contingencies

The Company establishes reserves for the settlement amount, as well as reserves relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $2.1 million and $2.9 million as of May 31, 2008 and June 2, 2007, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's consolidated financial statements; however, there can be no assurances to this effect.

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of May 31, 2008, the Company has committed to 38 new lease agreements (exclusive of two relocations) for locations at which stores are expected to be opened in Fiscal 2009.

The Company has irrevocable letters of credit in the amount of $52.5 million to guarantee payment and performance under certain leases, insurance contracts, debt agreements and utility agreements.  Based on the terms of ABL Line of Credit Agreement, the Company has available letters of credit of $247.5 million as of May 31, 2008.

The Company has $735.6 million of purchase commitments related to goods or services the Company has committed to purchase that have not been received as of the year ended May 31, 2008.  All but approximately $8.0 million of this amount is expected to be settled during Fiscal 2009.

In November of 2005, the Company entered into agreements with three of the Company’s executives whereby upon each of their deaths, the Company will pay $1.0 million to the respective designated beneficiary.

23.           Related Party Transactions

In connection with the Merger Transaction, the Company entered into an advisory agreement with Bain Capital (the “Advisory Agreement”) pursuant to which Bain Capital provides management, consulting, financial and other advisory services.  Pursuant to the agreement, Bain Capital is paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of each financing, acquisition, disposition or change of control or similar transaction by or involving the Company.  Fees paid to Bain Capital amounted to $4.3 million, $4.1 million and $0.5 million for Fiscal 2008, Fiscal 2007 and the period from April 13, 2006 through June 3, 2006, respectively, and is included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Bain Capital received a fee of approximately $21.4 million in consideration for financial advisory services related to the Merger Transaction during Fiscal 2006.  The Advisory Agreement has a 10-year initial term, and is thereafter subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control of the Company.  If the Advisory Agreement is terminated early, Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term.

As of May 31, 2008 and June 2, 2007, the Company had $0.3 and $1.3 million, respectively,  of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheets.

24.           Dividends

Post-Merger Transaction

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings or Parent in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or Parent, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, pay interest on Holdings Senior Discount Notes or other eligible distributions, provided that no event of default under BCFWC’s debt agreements has occurred or will occur as the result of such interest payment.

Dividends equal to $0.7 million were paid during the fiscal year ended May 31, 2008 to Parent in order to repurchase capital stock of the Parent from executives who left the Company, which are permissible under our debt agreements.

25.           Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11.125% Senior Notes due in 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes. In addition, Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Line of Credit and $900 million Term Loan. These guarantees are both joint and several. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

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

Certain reclassifications related to store credit and gift card balances, included within the line item “Other Current Liabilities,” have been made to the Condensed Consolidating Balance Sheet as of May 31, 2008 to conform to the classifications used in the current period.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands, except share data)

	As of May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,114	$35,987	$-	$40,101
Restricted Cash and Cash Equivalents	-	-	2,692	-	2,692
Investments	-	-	-	-	-
Accounts Receivable	-	20,930	6,207	-	27,137
Merchandise Inventories	-	1,354	718,175	-	719,529
Deferred Tax Assets	-	14,222	37,154	-	51,376
Prepaid and Other Current Assets	-	11,581	13,397	-	24,978
Prepaid Income Taxes	-	935	2,929	-	3,864
Assets Held for Disposal	-	-	2,816	-	2,816

Total Current Assets	-	53,136	819,357	-	872,493

Property and Equipment—Net of Accumulated Depreciation	-	58,906	860,629	-	919,535
Tradename	-	526,300	-	-	526,300
Favorable Leases—Net of Accumulated Amortization	-	-	534,070	-	534,070
Goodwill	-	42,775	-	-	42,775
Other Assets	323,524	1,705,185	21,025	(1,980,415)	69,319

Total Assets	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$-	$337,040	$-	$-	$337,040
Income Taxes Payable	-	4,256	1,548	-	5,804
Other Current Liabilities	-	128,597	110,269	-	238,866
Current Maturities of Long Term Debt	-	2,057	1,596	-	3,653

Total Current Liabilities	-	471,950	113,413	-	585,363

Long Term Debt	-	1,352,557	127,674	-	1,480,231
Other Liabilities	-	17,550	103,226	(10,000)	110,776
Deferred Tax Liability	-	220,721	243,877	-	464,598
Commitments and Contingencies	-	-	-	-	-
Stockholders’ Equity:	-	-	-	-	-
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	457,371	457,371	1,352,271	(1,809,642)	457,371
Accumulated Deficit	(133,847)	(133,847)	294,620	(160,773)	(133,847)
Total Stockholders’ Equity	323,524	323,524	1,646,891	(1,970,415)	323,524
Total Liabilities and Stockholders’ Equity	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands, except share data)

	As of June 2, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$20,035	$13,843	$-	$33,878
Restricted Cash and Cash Equivalents	-	-	2,753	-	2,753
Investments	-	-	-	-	-
Accounts Receivable	-	28,787	1,803	-	30,590
Merchandise Inventories	-	1,275	709,296	-	710,571
Deferred Tax Assets	-	13,233	21,910	-	35,143
Prepaid and Other Current Assets	-	24,741	13,849	(3,224)	35,366
Assets Held for Disposal	-	-	35,073	-	35,073

Total Current Assets		88,071	798,527	(3,224)	883,374

Property and Equipment—Net of Accumulated Depreciation	-	59,856	888,478	-	948,334
Tradename	-	526,300	-	-	526,300
Favorable Leases—Net of Accumulated Amortization	-	-	574,879	-	574,879
Goodwill	-	46,219	-	-	46,219
Other Assets	380,470	1,738,583	9,231	(2,070,869)	57,415

Total Assets	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$-	$395,375	$-	$-	$395,375
Income Taxes Payable	-	3,224	-	(3,224)	-
Other Current Liabilities	-	111,879	86,748	-	198,627
Current Maturities of Long Term Debt	-	4,500	1,474	-	5,974

Total Current Liabilities		514,978	88,222	(3,224)	599,976

Long Term Debt	-	1,338,415	117,915	-	1,456,330
Other Liabilities	-	10,622	47,825	(10,000)	48,447
Deferred Tax Liability	-	214,544	336,754	-	551,298
Stockholders’ Equity:	-
Common Stock	-	-			-
Capital in Excess of Par Value	454,935	454,935	1,522,383	(1,977,318)	454,935
Accumulated Deficit	(74,465)	(74,465)	158,016	(83,551)	(74,465)
Total Stockholders’ Equity	380,470	380,470	1,680,399	(2,060,869)	380,470
Total Liabilities and Stockholders’ Equity	$380,470	$2,459,029	$2,271,115	$(2,074,093)	$3,036,521

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)
(Successor)

	For the year Ended May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$3,890	$3,389,527	$-	$3,393,417
Other Revenue	-	470	30,086	-	30,556

	-	4,360	3,419,613	-	3,423,973

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,550	2,092,814	-	2,095,364
Selling and Administrative Expenses	-	147,701	943,128	-	1,090,829
Depreciation	-	24,754	108,306	-	133,060
Amortization	-	9,846	34,069	-	43,915
Impairment Charges	-	-	25,256	-	25,256
Interest Expense	-	105,759	16,925	-	122,684
Other Income, Net	-	(4,782)	(8,079)	-	(12,861)
Equity in Earnings (Loss) of subsidiaries	48,970	(136,603)	-	87,633	-
	48,970	149,225	3,212,419	87,633	3,498,247

Income (Loss) Before Provision (Benefit) for Income Tax	(48,970)	(144,865)	207,194	(87,633)	(74,274)
Provision for (Benefit from) Income Tax	-	(95,895)	70,591	-	(25,304)

Net Income (Loss)	$(48,970)	$(48,970)	$136,603	$(87,633)	$(48,970)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)
(Successor)

	For the year Ended June 2, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$4,470	$3,398,937	$-	$3,403,407
Other Revenue	-	5,476	32,762	-	38,238

	-	9,946	3,431,699	-	3,441,645

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,785	2,122,375	-	2,125,160
Selling and Administrative Expenses	-	160,324	902,144	-	1,062,468
Depreciation	-	28,331	102,067	-	130,398
Amortization	-	6,668	37,021	-	43,689
Impairment Charges	-	-	24,421	-	24,421
Interest Expense	-	120,134	14,179	-	134,313
Other Income, Net	-	(2,501)	(3,679)	-	(6,180)
Equity in Earnings (Loss) of subsidiaries	47,199	(151,540)	-	104,341	-

	47,199	164,201	3,198,528	104,341	3,514,269
Income (Loss) Before Provision (Benefit) for Income Tax	(47,199)	(154,255)	233,171	(104,341)	(72,624)
Provision for (Benefit from) Income Tax	-	(107,056)	81,631		(25,425)

Net Income (Loss)	$(47,199)	$(47,199)	$151,540	$(104,341)	$(47,199)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)
(Successor)

	For the period April 13, 2006 to June 3, 2006

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$553	$420,627	$-	$421,180
Other Revenue	-	558	3,508	-	4,066

		1,111	424,135	-	425,246

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	361	266,104	-	266,465
Selling and Administrative Expenses	-	27,338	127,353	-	154,691
Depreciation	-	1,183	16,914	-	18,097
Amortization	-	5,285	4,473	-	9,758
Impairment Charges	-	-	-	-	-
Interest Expense	-	15,764	2,329	-	18,093
Other Income, Net	-	2,385	(7,261)	-	(4,876)
Equity in Earnings (Loss) of subsidiaries	27,166	(6,476)	-	(20,690)	-

	27,166	45,840	409,912	(20,690)	462,228
Income (Loss) Before Provision (Benefit) for Income Tax	(27,166)	(44,729)	14,223	20,690	(36,982)
Provision for (Benefit from) Income Tax	-	(17,563)	7,747	-	(9,816)

Net Income (Loss)	$(27,166)	$(27,166)	$6,476	$20,690	$(27,166)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)
(Predecessor)

	For the period May 29, 2005 to April 12, 2006

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$4,168	$3,013,465	$-	$3,017,633
Other Revenue	-	-	27,675	-	27,675

	-	4,168	3,041,140	-	3,045,308

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,680	1,914,118	-	1,916,798
Selling and Administrative Expenses	-	130,038	767,193	-	897,231
Depreciation	-	9,346	69,458	-	78,804
Amortization	-	494	-	-	494
Impairment Charges	-	-	-	-	-
Interest Expense	-	2,362	2,247	-	4,609
Other Income, Net	-	1,367	(4,939)	-	(3,572)
Equity in Earnings (Loss) of subsidiaries	-	(187,712)	-	187,712	-

	-	(41,425)	2,748,077	187,712	2,894,364
Income (Loss) Before Provision (Benefit) for Income Tax	-	45,593	293,063	(187,712)	150,944
Provision for (Benefit from) Income Tax	-	(48,746)	105,351	-	56,605

Net Income (Loss)	$-	$94,339	$187,712	$(187,712)	$94,339

Net Unrealized Gain on Non-Marketable Securities, Net of Tax	-	(4)	-	-	(4)

Total Comprehensive Income (Loss)	$-	$94,335	$187,712	$(187,712)	$94,335

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Successor)

	For the year Ended May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by (Used in) Operations	$-	$4,136	$93,841	$-	$97,977

INVESTING ACTIVITIES
Acquisition of Property and Equipment	-	(30,012)	(65,603)	-	(95,615)
Proceeds from Sale of Assets Held for Disposal	-	-	2,429	-	2,429
Lease Acquisition Costs	-	-	(7,136)	-	(7,136)
Change in Restricted Cash and Cash Equivalents	-	-	61	-	61
Other	-	(52)	-	-	(52)

Net Cash Used in Investing Activities	-	(30,064)	(70,249)	-	(100,313)

FINANCING ACTIVITIES
Proceeds from ABL Line of Credit	-	685,655	-	-	685,655
Principal Payments on Long Term Debt	-	-	(1,448)	-	(1,448)
Principal Payment on Long Term Loan	-	(11,443)	-	-	(11,443)
Principal Payment on ABL Line of Credit	-	(663,056)	-	-	(663,056)
Purchase of Interest Rate Cap Contract	-	(424)	-	-	(424)
Payment of Dividends	(725)	(725)	-	725	(725)
Receipt of Dividends	725	-	-	(725)	-

Net Cash Provided by (Used in) Financing Activities	-	10,007	(1,448)	-	8,559

Increase (Decrease) in Cash and Cash Equivalents	-	(15,921)	22,144	-	6,223
Cash and Cash Equivalents at Beginning of Period	-	20,035	13,843	-	33,878

Cash and Cash Equivalents at End of Period	$-	$4,114	$35,987	$-	$40,101

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Successor)

	For the year Ended June 2, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-	$55,229	$40,787	$-	$96,016

INVESTING ACTIVITIES
Acquisition of Property and Equipment	-	(17,453)	(51,735)	-	(69,188)
Proceeds Received from Sales of Assets	-	-	4,669	-	4,669
Proceeds Received from Sale of Partnership Interest	-		850	-	850
Change in Restricted Cash and Cash Equivalents	-	-	11,063	-	11,063
Investing Activity – Other	-	(67)	82	-	15

Net Cash Used in Investing Activities	-	(17,520)	(35,071)	-	(52,591)

FINANCING ACTIVITIES
Proceeds from ABL	-	649,655	-	-	649,655
Principal Payments on Long Term Debt	-	-	(1,384)	-	(1,384)
Principal Payments on Long Term Loan	-	(13,500)	-	-	(13,500)
Principal Payments on ABL	-	(702,894)	-	-	(702,894)
Equity Investment	-	300	-	-	300
Receipt of Dividends	100	-	-	(100)	-
Payment of Dividends	(100)	(100)	-	100	(100)

Net Cash Used in Financing Activities	-	(66,539)	(1,384)	-	(67,923)

Increase (Decrease) in Cash and Cash Equivalents	-	(28,830)	4,332	-	(24,498)
Cash and Cash Equivalents at Beginning of Period	-	48,865	9,511	-	58,376

Cash and Cash Equivalents at End of Period	$-	$20,035	$13,843	$-	$33,878

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Successor)

	For the period April 13, 2006 to June 3, 2006

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by (Used in) Operations	$-	$138,638	$(191,531)	$-	$(52,893)

INVESTING ACTIVITIES
Acquisition Cost	-	(2,055,747)	-	-	(2,055,747)
Acquisition of Property and Equipment	-	(410)	(5,865)	-	(6,275)
Proceeds Received from Sales of Fixed Assets and Leaseholds	-	-	4,337	-	4,337
Investing Activity – Other	-	(9)	25	-	16

Net Cash Used in Investing Activities		(2,056,166)	(1,503)	-	(2,057,669)

FINANCING ACTIVITIES
Proceeds from Long Term Debt	-	1,702,114	-	-	1,702,114
Principal Payments on Long Term Debt	-	(218,011)	(46)	-	(218,057)
Proceeds from Issuance of Common Stock	-	445,830	-	-	445,830
Purchase of Interest Rate Cap Contract	-	(2,500)	-	-	(2,500)
Debt Issuance Costs	-	(71,398)	-	-	(71,398)

Net Cash Provided by (Used in) Financing Activities	-	1,856,035	(46)	-	1,855,989

Decrease in Cash and Cash Equivalents	-	(61,493)	(193,080)	-	(254,573)
Cash and Cash Equivalents at Beginning of Period	-	110,358	202,591	-	312,949

Cash and Cash Equivalents at End of Period	$-	$48,865	$9,511	$-	$58,376

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)
(Predecessor)

	For the period May 29, 2005 to April 12, 2006

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-	$177,093	$253,886	$-	$430,979

INVESTING ACTIVITIES
Acquisition of Property and Equipment	-	(9,280)	(59,643)	-	(68,923)
Proceeds Received from Insurance	-	-	3,822	-	3,822
Investing Activity – Other	-	(31)	1,212	-	1,181

Net Cash Used in Investing Activities		(9,311)	(54,609)	-	(63,920)

FINANCING ACTIVITIES
Proceeds from Long Term Debt	-	-	470	-	470
Principal Payments on Long Term Debt	-	(100,000)	(1,167)	-	(101,167)
Issuance of Common Stock Upon Exercise of Stock Options	-	425	-	-	425
Payments of Dividends	-	(1,791)	-	-	(1,791)

Net Cash Used in Financing Activities	-	(101,366)	(697)	-	(102,063)

Increase in Cash and Cash Equivalents	-	66,416	198,580	-	264,996
Cash and Cash Equivalents at Beginning of Period	-	43,942	4,011	-	47,953

Cash and Cash Equivalents at End of Period	$-	$110,358	$202,591	$-	$312,949

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts (1)	Accounts Written Off or Deductions (2)	Balance at End of Period

Successor:
Year ended May 31, 2008
Allowance for doubtful accounts	$969	$2,977	$-	$3,312	$634
Sales reserves	$5,500	$-	$223,336	$222,436	$6,400
Year ended June 2, 2007
Allowance for doubtful accounts	$199	$2,826	$-	$2,056	$969
Sales reserves	$1,900	$-	$165,932	$162,332	$5,500
Period from April 13, 2006 to June 3, 2006
Allowance for doubtful accounts	$-	$789	$-	$590	$199
Sales reserves	$2,100	$-	$7,199	$7,399	$1,900
Period from May 29, 2005 to April 12, 2006
Allowance for doubtful accounts	$762	$3,905	$-	$3,300	$1,367
Sales reserves	$2,000	$-	$49,699	$49,599	$2,100

Notes:
(1)	Charged to merchandise sales.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 31, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 31, 2008.

Management’s Report on Internal Control Over Financial Reporting as of May 31, 2008

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Issuer;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Issuer are being made only in accordance with authorizations of management and directors of the Issuer; and

•
provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of May 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment and the criteria in the COSO Framework, management has concluded as of May 31, 2008, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended May 31, 2008, there were no changes in our internal control over financial reporting  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                      Other Information

None

Part III

Item 10.                         Directors, Executive Officers and Corporate Governance.

Identification of Our Directors

           Set forth below is the biographical information for each of our current directors, including age, business experience, memberships on committees of our Board of Directors (Board of Directors) and the date when each director first became a member of our Board of Directors:

Joshua Bekenstein—Director.  Mr. Bekenstein, 50, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee.  Mr. Bekenstein is currently a Managing Director of Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Bright Horizons Family Solutions, Dollarama, Michaels Stores, Toys “R” Us and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.

Jordan Hitch—Director.  Mr. Hitch, 41, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee.  Mr. Hitch is currently a Managing Director of Bain Capital, having joined the firm in 1997. Mr. Hitch serves as a board member of Bombardier Recreational Products, Guitar Center and MC Communications. Prior to joining Bain Capital, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch received an M.B.A., with distinction, from the University of Chicago Graduate School of Business and a B.S. in Mechanical Engineering from Lehigh University.

Mark A. Nesci—Chief Executive Officer and Director.  Mr. Nesci, 52, became our Chief Executive Officer upon the closing of the Merger Transaction on April 13, 2006 and has served as a member of our Board of Directors since 1989.  Prior to becoming our Chief Executive Officer, Mr. Nesci served as our Executive Vice President and Chief Operating Officer since 1999. Mr. Nesci has been employed by us since 1972, beginning his career as a part-time Stock Associate while in high school. In 1976, he was promoted to Store Manager, followed by District Manager in 1980. He became Vice President of Real Estate in 1982, and Vice President of Store Operations in 1983. Mr. Nesci gained the title of Chief Operating Officer in 1990. In 1999, he was promoted to Executive Vice President.

John Tudor—Director.  Mr. Tudor, 38, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as the Chairman of our Audit Committee.  Mr. Tudor is currently a Principal of Bain Capital, having joined the firm in 2000. Mr. Tudor serves as a board member of Edcon Holdings (Pty) Limited and Guitar Center.  Prior to joining Bain Capital, Mr. Tudor was a consultant at the Monitor Group. Mr. Tudor received an M.B.A. from Harvard Business School, where he was a Baker Scholar. He is a graduate of the University of Cape Town in South Africa, and the University of Oxford in the United Kingdom, where he was a Rhodes Scholar.

Mark Verdi—Director.  Mr. Verdi, 42, has served as a member of our Board of Directors since October 2007 and currently serves as a member of our Audit Committee.  Mr. Verdi is currently an Operating Partner in the Portfolio Group of Bain Capital, having joined the firm in 2004. Mr. Verdi serves on the board of managers of OSI Restaurant Partners.  Prior to joining Bain Capital, Mr. Verdi worked at IBM Global Services from 2001 to 2004.  From 1996 to 2001, Mr. Verdi served as Senior Vice President of Finance and Operations and a member of the board of directors of Mainspring, Inc., a publicly held strategy consulting firm.  From 1988 to 1996, Mr. Verdi held various positions at PricewaterhouseCoopers.  Mr. Verdi received an M.B.A. from Harvard Business School and a B.S. from the University of Vermont.

The directors named above also currently serve as directors of Parent and BCFWC.  Other than the provisions of the Stockholders Agreement described below under the caption entitled “Governance of the Company,” we do not know of any arrangements or understandings between any of our directors and any other person pursuant to which a director was or is to be selected as a director, other than any arrangements or understandings with our directors acting solely in their capacities as such.

Governance of the Company

 Our business, property and affairs are managed by, or under the direction of, our Board of Directors.  In connection with the Merger Transaction, Parent entered into a Stockholders Agreement, dated as of April 13, 2006, with its stockholders, including funds associated with Bain Capital and certain management personnel (Stockholders Agreement).  Pursuant to the Stockholders Agreement, each holder of Management Shares and Investor Shares (as each term is defined in the Stockholders Agreement) agrees to cast all votes to which such holder is entitled in respect of such shares:

•	To fix the number of members of Parent’s board of directors at such number as may be specified from time to time by a majority of the holders of the Investment Shares; and

•	To elect members of Parent’s board of directors as follows:

o	one individual nominated by Bain Capital Fund IX, LLC; and

o	for the remaining members of Parent’s board of directors, such individuals nominated by a majority of the holders of the Investment Shares.

The Stockholders Agreement additionally provides that Parent will cause our Board of Directors and the board of directors of BCFWC to consist at all times of the same members as Parent’s board of directors.

           Our Board of Directors currently consists of five members.  Each director shall hold office until a successor is duly elected and qualified or until his earlier death, resignation or removal as provided in our By-Laws.  Directors may be removed at any time, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors. Our Board of Directors currently has two standing committees: an Audit Committee and a Compensation Committee.

Nominees to Board of Directors

 Since the date of the Stockholders Agreement there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors has a separately designated audit committee consisting of Messrs. Tudor (Chairman) and Verdi. Our Board of Directors has determined that each of its members is financially literate but no determination has been made as to the ability of any director to qualify as a “financial expert” within the meaning of the regulations adopted by the SEC.

Identification of Our Executive Officers

Our executive officers have been elected to their respective offices by our Board of Directors.  Set forth below is the biographical information for each of our current executive officers (other than Mr. Nesci, our Chief Executive Officer and a member of our Board of Directors, whose biographical information is set forth above under the caption above entitled “Identification of Our Directors”), including age and business experience:

Fred Hand—Executive Vice President – Stores.  Mr. Hand, 44, has served as our Executive Vice President – Stores since February 11, 2008.  Prior to joining us, Mr. Hand served as Senior Vice President, Group Director of Stores of Macy’s, Inc. from February 2006 to February 2008.  From 2001 to 2006, Mr. Hand served as Senior Vice President, Stores and Visual Merchandising of Filene's Department Stores.  Mr. Hand held various other positions at the May Department Stores Company  from 1991 to 2001,  including Area Manager, General Manager, and Regional Vice President Stores.

Jack Moore— President of Merchandising, Planning and Allocation and Marketing. Mr. Moore, 54, joined us on June 4, 2007 as our as President of Merchandising, Planning and Allocation and Marketing.  Prior to joining us, Mr. Moore served as President and Chief Operating Officer of Linens ‘N Things, a retailer of home textiles, housewares and home accessories.  Prior to that, Mr. Moore held various management positions at Kohl's Department Stores from 1997 to 2004 including: Vice President-Divisional Merchandise Manager, Senior Vice President of Merchandise Planning and Allocation and Executive Vice President, General Merchandise Manager. Prior to his seven years at Kohl's, Mr. Moore spent 20 years at the department store division of the Target Corporation where he held significant merchandising and store management positions.  Mr. Moore received a Bachelors Degree in Business Administration from the University of North Dakota.

Paul C. Tang—Executive Vice President, General Counsel and Secretary.  Mr. Tang, 55, has has served as our Executive Vice President, General Counsel and Secretary since 1993. He was named Vice President in 1995, Executive Vice President in 1999 and Secretary in 2001. From 1989 to 1993, Mr. Tang was a partner in the law firm of Reid & Priest. From 1987 to 1988, he was a partner of the law firm of Milstein & Tang. From 1980 to 1987, Mr. Tang was an attorney at the law firm of Phillips Nizer, where he became a partner in 1985. Mr. Tang received an A.B. from Harvard University and holds J.D. and M.B.A. degrees from Columbia University.

Todd Weyhrich—Executive Vice President and Chief Financial Officer.  Mr. Weyhrich, 45, has served as our Executive Vice President and Chief Financial Officer since November 5, 2007.  From the commencement of his employment with us on August 21, 2007 through November 5, 2007, Mr. Weyhrich served as our Chief Accounting Officer and interim Chief Financial Officer.  Prior to joining us, Mr. Weyhrich served as Chief Financial Officer of Arby’s Restaurant Group, Inc. from May 2004 to June 2006.   From February 2003 to April 2004, he served as Senior Vice President – Merger Integration of The Sports Authority and served as Senior Vice President – Controller and Logistics of The Sports Authority from February 2001 to February 2003.  Prior to that, Mr. Weyhrich was Senior Vice President – Finance from 2000 to 2001 and Vice President – Controller from 1995 to 2000 of Pamida Holdings Corporation, which became a wholly-owned subsidiary of ShopKo Stores, Inc. in July 1999.  Prior to that, Mr. Weyhrich served in various capacities, most recently as Audit Senior Manager, with Deloitte & Touche LLP from 1985 to 1995.  Mr. Weyhrich received a Bachelors Degree in Business Administration from Wayne State College in Wayne, Nebraska.

We do not know of any arrangements or understandings between any of our executive officers and any other person pursuant to which he was or is to be selected as an officer, other than any arrangements or understandings with our officers acting solely in their capacities as such.

Code of Ethics

 We have adopted a written Code of Business Conduct and Ethics (Code of Business Conduct) which applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer, principal accounting officer and controller.  In addition, we have adopted a written Code of Ethics for the Chief Executive Officer and Senior Financial Officers (Code of Ethics) which applies to our principal executive officer, principal financial officer, principal accounting officer, controller and other designated members of our management.  We will provide any person, without charge, upon request, a copy of our Code of Business Conduct or Code of Ethics.  Such requests should be made in writing to the attention of our Corporate Counsel at the following address: Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

Section 16(a) Beneficial Ownership Reporting Compliance

As we do not have a class of equity securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (Exchange Act), none of our directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended May 31, 2008 (Fiscal 2008).

Item 11.   Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our most highly compensated executive officers as of May 31, 2008 (collectively our named executive officers).

Setting Named Executive Officer Compensation

    Currently comprised of Messrs. Hitch and Bekenstein, the Compensation Committee (Committee) of our Board of Directors is tasked with discharging our Board of Directors’ responsibilities related to oversight of the compensation of our named executive officers and ensuring that our executive compensation program meets our corporate objectives.

The Committee makes decisions regarding salaries, annual bonuses and equity incentive compensation for our named executive officers. The Committee is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our named executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this review and evaluation, as well as on input from our chief executive officer regarding the performance of our other named executive officers and his recommendations as to their compensation, the Committee, as authorized by our Board of Directors, determines and approves our named executive officers’ compensation. The Committee also administers our incentive compensation and certain benefit plans. Our named executive officers do not play a role in their own compensation determinations.

Objectives of Our Compensation Program

 Our overall objective is to have a compensation program that will allow us to attract and retain executive officers of a caliber and level of experience necessary to effectively manage our business and motivate such executive officers to increase our value. We believe that, in order to achieve that objective, our program must:

•
provide each named executive officer with compensation opportunities that are competitive with the compensation opportunities available to executives in comparable positions at companies with whom we compete for talent;

•	tie a significant portion of each named executive officer’s compensation to our financial performance; and

•	promote and reward the achievement of objectives that our Board of Directors believe will lead to long-term growth in shareholder value

New Members of Our Management Team

New members of our management team include Messrs. Moore, Weyhrich and Hand, each of whom joined us in Fiscal 2008 in line with our overall goal of attracting superior talent. Consequently, the process for determining the compensation of Messrs. Moore, Weyhrich and Hand was significantly influenced by our need to attract new and additional talent.

Prior to hiring a new executive officer to fill a vacant or a newly created position, we typically described the responsibilities of the position and the skills and level of experience required for the position to one or more national executive search firms. The search firm(s) informed us about the compensation ranges of executives in positions with similar responsibilities at comparable companies, and provided us with guidance as to how different skills and levels of experience impact those compensation ranges.   By using the information obtained from the search firms, the Committee determined target compensation ranges for the positions we were seeking to fill, taking into account the individual candidates’ particular skills and levels of experience. In specific circumstances, when making an offer to a new executive officer, the Committee also considered other factors such as the amount of unvested compensation that the executive officer had with his former employer.

 By using information provided by one or more search firms, the Committee sought to ensure that the compensation information considered was both comprehensive and reliable.  The Committee would most likely use a similar benchmarking process in seeking to fill new executive officer positions, as it has enabled us to attract superior individuals for key positions by providing for reasonable and competitive compensation.

Elements of Compensation

Our executive compensation program utilizes three primary integrated elements to accomplish the objectives described above:

•	base salary;

•	annual incentive awards; and

•	long-term equity incentives.

    We believe that we can meet the objectives of our executive compensation program by achieving a balance among these three elements that is competitive with our industry peers and creates appropriate incentives for our named executive officers. Actual compensation levels are a function of both corporate and individual performance as described under each compensation element below. In making compensation determinations, the Committee considers, among other things, the competitiveness of compensation both in terms of individual pay elements and the aggregate compensation package.

Mix of Total Compensation

In regard to the allocation of the various pay elements within the total compensation program, no formula or specific weightings or relationships are used. Cash compensation includes the base salary and annual incentive awards which, for our named executive officers, are targeted to a percentage of base salary to emphasize performance-based compensation, rather than salaries or other forms, which are fixed compensation. Perquisites and other types of non-cash benefits are used on a limited basis and, other than certain relocation expenses reimbursed by us to Messrs. Moore, Weyhrich and Hand, represent only a small portion of total compensation for our named executive officers. Equity compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program and are not performance-based.

Base Salary

We provide our named executive officers with base salary in the form of fixed cash compensation to compensate them for services rendered during the fiscal year.  The base salary of each of our named executive officers is reviewed for adjustment annually by the Committee. Generally, in making a determination of whether to make base salary adjustments, the Committee considers the following factors:

•	our success in meeting our strategic operational and financial goals;

•	each named executive officer’s individual performance;

•	length of service to us of such named executive officer;

•	changes in scope of responsibilities of such named executive officer; and

•	competitive market compensation paid by other companies for similar positions.

In addition, the Committee considers internal equity within our organization and, when reviewing the base salaries of our named executive officers, their current aggregate compensation.

 Messrs. Moore, Weyhrich and Hand were each hired by us during Fiscal 2008 and, therefore, their initial base salaries for Fiscal 2008 were determined through the “executive search firm” process described above under the caption entitled “New Members of Our Management Team.”  The base salaries of each of these individuals in fiscal years after Fiscal 2008 are subject to annual review by the Committee.  The base salaries of Messrs. Nesci, Tang and Fitzgerald were originally established pursuant to their employment agreement with us, based on the scope of their responsibilities and may be increased from time to time by the Committee.  The Committee reviewed the annual base salary rates for Messrs. Nesci and Fitzgerald for the fiscal year ended June 2, 2007 (Fiscal 2007) and, pursuant to this review, determined that such salaries were generally appropriate for the position and responsibilities assigned to each named executive officer and should not be increased for Fiscal 2008.  Based upon certain individual achievements during Fiscal 2007, the Committee determined that the base salary of Mr. Tang should be increased to $325,000 for Fiscal 2008.

Effective as of November 3, 2007, Mr. Weyhrich received an increase in salary of $100,000 from $350,000 to $450,000 to reflect his promotion to Chief Financial Officer.  Mr. Weyhrich was appointed as our Chief Financial Officer on November 5, 2007 after having served as our interim Chief Financial Officer since the commencement of his employment with us on August 21, 2007.

Annual Incentive Awards

Annual incentive awards are an important part of the overall compensation we pay our named executive officers. Unlike base salary, which is fixed, annual incentive awards are paid only if specified performance levels are achieved during the year. We believe that annual incentive awards encourage our named executive officers to focus on specific short-term business and financial goals. Our named executive officers are eligible to receive annual cash incentive awards under our annual Management Incentive Bonus Plan (Bonus Plan).

           For Fiscal 2008, our named executive officers had an annual incentive award target of up to 50% of their base salary under the Bonus Plan. Each named executive officer’s annual incentive target is weighted 100% on our EBITDA results. We believe that weighting annual incentive targets in this way more closely aligns the named executive officer’s interests with our stockholders’ interests, as we believe that EBITDA is a more accurate indicator of our financial performance. We calculate EBITDA, for this purpose, as earnings before interest, tax, depreciation and amortization with certain adjustments.  Our EBITDA goals are determined through our annual financial planning process, and this financial plan is presented to our Board of Directors for approval.

Achievement at the target EBITDA would result in a payout at the target level (i.e., 50% of each named executive officer’s base salary).  If actual EBITDA performance is less than the established EBITDA target but is greater than a predetermined threshold EBITDA, each named executive officer would be eligible for an incentive bonus equivalent to a fractional share of his target bonus determined by the proportion of the actual EBITDA achieved in relation to target EBITDA.  If actual EBITDA is greater than target EBITDA, each named executive officer would be eligible for the target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the EBITDA target, subject to a maximum determined each year.  If actual EBITDA is less than the threshold EBITDA, no bonus will be earned by any named executive officer.   Notwithstanding the foregoing formulas, the Committee has the discretion to pay more or less than the formula amount to any named executive officer.

As described in the footnotes to the Summary Compensation Table below, our employment agreements with each of Messrs. Moore, Weyhrich and Hand provide for guaranteed bonuses in lieu of direct participation in the Bonus Plan for Fiscal 2008.  Mr. Fitzgerald voluntarily terminated his employment (other than for good reason) prior to May 31, 2008 and, as such, he was not eligible to receive any awards pursuant to the Bonus Plan for Fiscal 2008.  Accordingly, Messrs. Nesci and Tang were the only named executive officers eligible to receive an award pursuant to the Bonus Plan for Fiscal 2008.  During the first quarter of 2009, the Committee assessed our corporate performance against the threshold EBITDA level and the target EBITDA level established under the Bonus Plan. As we did not meet the threshold EBITDA level, no awards were granted under the Bonus Plan for Fiscal 2008.

Long-Term Incentives

We believe that long-term incentives are a component of compensation that helps us to attract and retain our named executive officers. These incentives also align the financial rewards paid to our named executive officers with our long-term performance, thereby encouraging our named executive officers to focus on long-term goals. We offer long-term incentives under our 2006 Management Incentive Plan (Incentive Plan) which Parent adopted concurrently with the Merger Transaction.  Under the Incentive Plan, named executive officers (as well as other key employees) are eligible to receive restricted stock or stock options to purchase common stock. Awards of restricted stock and stock options under the Incentive Plan generally are expressed in terms of “units”, and such awards are made only in connection with the commencement of employment with us.  Each unit consists of nine shares of Class A Common Stock of Parent (Class A Stock) and one share of Class L Common Stock of Parent (Class L Stock).  Options granted under the Incentive Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent common stock.

           Upon commencement of their employment with us, each of Messrs. Moore, Weyhrich and Hand received options to purchase 40,000, 12,500 and 10,000 units under the Incentive Plan, respectively.  As provided for under his employment agreement with us, Mr. Weyhrich received an additional option grant of 7,500 units concurrently with his elevation to Chief Financial Officer on November 5, 2007.  As a result of the cessation of his employment with us on September 21, 2007, all of Mr. Fitzgerald’s options (none of which had vested on or before such date) were immediately forfeited as of such date.  Messrs. Nesci and Tang received 70,000 and 20,000 options to purchase units under the Incentive Plan, respectively.  Such options were granted in April 2006.  The amounts of such awards were based on each named executive officer’s position with us and the total target compensation packages deemed appropriate for their positions.  The Committee felt theses awards were reasonable and consistent with the nature of the individuals’ responsibilities.

Options granted to our named executive officers under the Incentive Plan are exercisable in three tranches.  The first tranche has an exercise price equal to the fair market value of the underlying unit on the grant date. The exercise prices of the other tranches are set at an escalating scale.  Option awards vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable under our Stockholders Agreement and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for any option granted is the tenth anniversary of the grant date.

           More detail about the stock options granted to our named executive officers (including the vesting provisions related to these grants) are set out in the tables that follow this discussion.

Benefits and Perquisites

Benefits

    We maintain broad-based benefits that are provided to all full-time employees, including health, dental, life and disability insurance.  Certain of these benefits require employees to pay a portion of the premium. These benefits are offered to our named executive officers on the same basis as all other employees.  We also maintain a savings plan in which our named executive officers who have at least one year of employment with us are eligible to participate, along with a substantial majority of our employees. The savings plan is a traditional 401(k) plan, under which we match 100% of the first 3% of the named executive officer’s compensation that is deferred and 50% of the next 2% of the named executive officer’s compensation that is deferred, up to the Internal Revenue Code limit for each respective year in which the named executive officer participates in the plan.  Mr. Fitzgerald is no longer employed by us and therefore does not receive any of these benefits.

Perquisites or Other Personal Benefits

Although our named executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees, we do provide our named executive officers with perquisites that the Committee believes are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. We provide each of our named executive officers with the use of a company car, company paid car maintenance, and reimbursement of gas and insurance expenses.  Additionally, certain of our newly hired executive officers received tax grossed up reimbursement of relocation expenses.

           Other than certain relocation expenses reimbursed by us to Messrs. Moore, Weyhrich and Hand, these perquisites or other personal benefits represent a relatively modest portion of each named executive officer’s compensation.  The cost of these perquisites or other personal benefits to us is set forth below in the Summary Compensation Table under the column “All Other Compensation” and detail about each element is set forth in the footnote table following the Summary Compensation Table.  We do not anticipate any significant changes to the perquisites or other personal benefits levels of our named executive officers for Fiscal 2009.

Tax and Accounting Considerations

We structure our compensation program in a manner that is consistent with our compensation philosophy and objectives.  However, in the course of making decisions about executive compensation, the Committee takes into account certain tax and accounting considerations. For example, they take into account Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation.  In making decisions about executive compensation, they also consider how various elements of compensation will affect our financial reporting. For example, they consider the impact of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

While it is the general intention of the Committee to design the components of our executive compensation program in a manner that is tax efficient for both us and our named executive officers, there can be no assurance that the they will always approve compensation that is tax advantageous for us.

Termination Based Compensation

The severance arrangements applicable to our named executive officers are set forth in each of their respective employment agreements.  Additionally, each named executive officer’s option grant agreement provides that all outstanding options will fully vest upon a change-in-control. A detailed discussion of compensation payable upon termination or changes-in-control is provided below under the caption entitled “Potential Payments Upon Termination or Change-in-Control.”

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of Burlington Coat Factory Investments Holdings, Inc., have reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management and, based on such review and discussions, we recommend to the Board of Directors that the “Compensation Discussion and Analysis” set forth above be included in this Annual Report on Form 10-K.

Compensation Committee of the Board of Directors:

Jordan Hitch
Joshua Bekenstein

August 29, 2008

The preceding Compensation Committee Report shall not be deemed to be incorporated by reference into any filing made by us under the Securities Act or the Exchange Act, notwithstanding any general statement contained in any such filing incorporating this report by reference, except to the extent we incorporate such report by specific reference.

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (2)	All Other Compensation ($) (9)	Total ($)
Mark A. Nesci, President and Chief Executive Officer	2008 2007	600,000 600,000	- 6,500,000	(1)	571,480 571,433	60,333 29,650	1,231,813 7,701,083

Thomas Fitzgerald, Former Executive Vice President and Chief Financial Officer (3)	2008 2007	220,066 500,000	- 350,000	(4)	-	34,519 1,130,528	254,585 1,980,528

Todd Weyhrich, Executive Vice President and Chief Financial Officer (8)	2008	335,654	212,000	(5)	91,230	565,356	1,204,240

Jack Moore, President of Merchandising, Planning and Allocation and Marketing	2008	500,000	250,000	(6)	208,892	769,930	1,728,822
Fred Hand, Executive Vice President - Stores	2008	153,846	581,277	(7)	21,958	173,303	930,384

Paul Tang, ExecutiveVice President, General Counsel and Secretary	2008 2007	324,808 320,000	- 100,000	(1)	163,280 163,267	13,141 13,615	501,229 596,882

	(1) Represents the retention bonus paid pursuant to the terms of each named executive officer’s employment agreement on April 13, 2007.

(2) Represents (i) with respect to Messrs. Weyhrich, Moore and Hand, compensation expense recognized in Fiscal 2008 related to options to purchase units of
     Parent’s common stock granted to the named executive officers in Fiscal 2008; and (ii) with respect to Messrs. Nesci and Tang, the portions of options to purchase units of Parent’s common stock granted in Fiscal 2006 that were expensed in Fiscal 2008. Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with SFAS 123R, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 15 to our Consolidated Financial Statements. The amount of compensation, if any, actually realized by a named executive officer from the exercise and sale of vested stock options will depend on numerous factors, including the continued
     employment of the named executive officer during the vesting period of the award and the amount by which the stock price on the day of exercise and sale exceeds the stock option exercise price. As a result of the cessation of his employment with us on September 21, 2007, all of Mr. Fitzgerald’s options (none of which had vested on or before such date) were immediately forfeited as of such date. The vesting terms and conditions of option awards to our named executive officers are described below under the table entitled “Grants of Plan-Based Awards.”

	(3) Mr. Fitzgerald left our employment on September 21, 2007, and the amounts included with respect to Fiscal 2008 represent amounts earned during Fiscal 2008.
	(4) Represents a sign-on bonus of which 50%, net of taxes, was forfeited in connection with Mr. Fitzgerald’s departure from our employment.
	(5) Represents a bonus in lieu of direct participation in the Bonus Plan for the first year of employment.
	(6) Represents a bonus in lieu of participation in the Bonus Plan for the first year of employment.

(7) Represents (i) a bonus in the amount of $250,000 in lieu of direct participation in the Bonus Plan for the first year of employment, pro-rated for actual number of days from February 11, 2008 (the date of the commencement of his employment) until May 31, 2008 divided by 365; (ii) repair bonuses in the amounts of
     $148,750 and $75,000 (Grossed-Up Bonus) to recompense Mr. Hand for bonuses from his prior employer which were forfeited by reason of Mr. Hand’s employment with us; (iii) reimbursement in the amount of $31,500 for income taxes paid by Mr. Hand resulting from the inclusion of the Grossed-Up Bonus in his taxable income; and (iv) a special incentive sign-on bonus in the amount of $250,000.

	(8) Mr. Weyhrich has served as our Executive Vice President and Chief Financial Officer since November 5, 2007.
	(9) The amounts reported in this column for Fiscal 2008 represent the following:

Name	Relocation Expenses($)(a)	Company Matching 401(k) Contributions ($)	Automobile Reimbursement ($)(b)	Other Perquisites or Contractual Arrangements ($)(c)	Total $
Mark A. Nesci	-	9,000	51,333	-	60,333
Thomas Fitzgerald	34,370	-	149	-	34,519
Todd Weyhrich	500,403	-	64,953	-	565,356
Jack Moore	716,749	-	53,181	-	769,930
Fred Hand	120,635	-	49,328	3,340	173,303

Paul Tang	-	9,000	4,141	-	13,141

(a) Consists of the incremental costs to us associated with relocating the named executive officer from his prior residence to a permanent residence within reasonable commuting distance from our principal offices in Burlington, New Jersey, and includes, among other relocation and temporary living expenses for which we have reimbursed each named executive officer, (i) reimbursement for losses sustained on the sale of the prior residence of each of the following named executive officers: Mr. Weyhrich -
      $165,255; and Mr. Moore - $360,000; and (ii) reimbursement for income taxes paid by the following named executive officers resulting from the inclusion of the relocation expenses in his taxable income:
      Mr. Weyhrich - $139,901; Mr. Moore - $202,346; and Mr. Hand - $24,981.

(b) Consists of the following incremental costs to us associated with the provision of the use of a company car: (i) the costs we incurred to purchase a new car for each of the following named executive officers in
      Fiscal 2008: Mr. Nesci - $42,436; Mr. Weyhrich - $62,171; Mr. Moore - $49,911; and Mr. Hand - $47,715;
      (ii) insurance costs in the amount of $1,000 (per individual) incurred by us with respect to the car used by each of Messrs. Nesci, Weyhrich, Moore, Hand, and Tang; (iii) fuel expenses in the following amounts: Mr. Nesci - $6,481; Mr. Weyhrich - $1,782; Mr. Fitzgerald - $149; Mr. Moore - $2,270; Mr.
      Hand - $613; and Mr. Tang - $2,715; and (iv) maintenance expenses in the following amounts: Mr. Nesci
      - $1,417; and Mr. Tang - $426. We purchased the car used by Mr. Tang in 2005 for $40,049.

	(c) Represents amounts reimbursed by us to the named executive officer for Consolidated Omnibus Budget Reconciliation Act (COBRA) continuation coverage premiums.

Grants of Plan-Based Awards

The following table sets forth non-equity incentive plan awards and option awards granted during Fiscal 2008 to our named executive officers.  There were no stock awards granted to our named executive officers during Fiscal 2008.

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Target ($)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (3)
Mark A. Nesci	-	300,000	-	-	-

Thomas Fitzgerald	-	-	-	-	-

Todd Weyhrich	11/5/07		2,500 2,500 2,500	$100/ unit $180/unit $270/unit	$73.85/unit $46.81/unit $36.83/unit
	8/21/07		4,166 4,167 4,167	$100/ unit $180/unit $270/unit	$73.85/unit $46.81/unit $36.83/unit

Jack Moore	7/26/07		13,333 13,333 13,334	$100/ unit $180/unit $270/unit	$73.85/unit $46.81/unit $36.83/unit

Fred Hand	2/11/08		3,333 3,333 3,334	$100/ unit $180/unit $270/unit	$73.85/unit $46.81/unit $36.83/unit

Paul Tang	-	162,500	-	-	-

(1) For Fiscal 2008, we did not meet the applicable EBITDA target and, as such, no cash bonus was earned last year or paid to Messrs Nesci or Tang under the Bonus Plan for Fiscal 2008. As described above, Messrs. Weyhrich, Moore and Hand received guaranteed bonuses in lieu of direct participation in the Bonus Plan for Fiscal 2008. Mr. Fitzgerald voluntarily resigned from our employment on September 21, 2007. Accordingly, he was not entitled to any payment under the Bonus Plan in Fiscal 2008.

(2) Consists of stock options awarded during Fiscal 2008 under our Incentive Plan in connection with the commencement of each named executive officer’s employment with us.
(3) The amounts in this column represent the grant date fair value of the awards computed in accordance with SFAS 123R.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

           We have written employment agreements with each of our named executive officers that provide for, among other things, the payment of base salary, reimbursement of certain costs and expenses, and for each named executive officer’s participation in our Bonus Plan and employee benefit plans. Additionally, we have written agreements with each named executive officer pursuant to which we grant options to purchase units under our Incentive Plan.

           In addition, each employment agreement specifies payments and benefits that would be due to such named executive officer upon the termination of his employment with us.  For additional information regarding amounts payable upon termination to each of our named executive officers, see the discussion below under the caption entitled “Potential Payments Upon Termination or Change in Control.”

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards (comprised exclusively of options to purchase units under our Incentive Plan) held by each of our named executive officers as of May 31, 2008:

Name	Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price	Option Expiration Date(2)
Mark A. Nesci	9,334 9,333 9,333	14,000 14,000 14,000	$90/ unit $180/unit $270/unit	4/13/16 4/13/16 4/13/16

Thomas Fitzgerald	-	-	-	-

Todd Weyhrich	_ _ _	2,500 2,500 2,500	$100/ unit $180/unit $270/unit	11/5/17 11/5/17 11/5/17
	_ _ _	4,166 4,167 4,167	$100/ unit $180/unit $270/unit	8/21/17 8/21/17 8/21/17

Jack Moore	_ _ _	13,333 13,333 13,334	$100/ unit $180/unit $270/unit	7/26/17 7/26/17 7/26/17

Fred Hand	_ _ _	3,333 3,333 3,334	$100/ unit $180/unit $270/unit	2/11/18 2/11/18 2/11/18

Paul Tang	2,667 2,667 2,666	4,000 4,000 4,000	$90/ unit $180/unit $270/unit	4/13/16 4/13/16 4/13/16

(1) The options vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.

(2) The final exercise date for any option granted is the tenth anniversary of the grant date.

Option Exercises and Stock Vested

           There were no option exercises, and no vesting of stock held, by any of our named executive officers during Fiscal 2008.

Pension Benefits

                None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

                     None of our named executive officers participate in or have account balances in any defined contribution or other plan that provides for the deferral of compensation on a basis that is not tax-qualified.

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of payments and benefits that would be due to each of our named executive officers upon the termination of his employment with us. Other than with respect to Mr. Fitzgerald, who resigned from our employment on September 21, 2007, the amounts in the table below assume that each termination was effective as of May 31, 2008 and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.

Termination Without Cause or for Good Reason

           Each named executive officer’s employment agreement provides that he will be entitled to receive the following in the event that his employment is terminated by us without “cause” or by him for “good reason” (as those terms are defined below):

•	all previously earned and accrued but unpaid base salary and vacation and unpaid business expenses up to the date of such termination;

•	as applicable, any unpaid guaranteed bonuses or unreimbursed permitted relocation expenses;

•	a pro-rated portion of the then current year’s annual target performance bonus under the Bonus Plan through the date of termination, based on actual results (Bonus Payment);

•	a severance payment (Severance Payment) equal to his then current base salary (in Mr. Nesci’s case, two times his then current base salary); and

•
full continuation of his hospital, health, disability, medical and life insurance benefits during the one-year period commencing on the date of termination (in Mr. Nesci’s case, a two year period commencing on the date of termination) (Healthcare Continuation).

           Each named execute officer shall only be entitled to receive the Bonus Payment, Severance Payment and Healthcare Continuation in the event that he:

•	executes a release of claims in respect of his employment with us; and

•
has not breached, as of the date of termination or at any time during the period for which such payments or services are to be made, certain restrictive covenants (Restrictive Covenants) contained in his employment agreement regarding (i) confidentiality, (ii) intellectual property rights, and (iii) non-competition and non-solicitation (each of which extend for a period of one year (or two years, in the case of Mr. Nesci) following termination of employment for any reason other than cause).

           Our obligation to make such payments or provide such services will terminate upon the occurrence of any such breach during such period.  Payments shall be paid by us in regular installments in accordance with our general payroll practices.

           For purposes of each named executive officer’s employment agreement,

•
“cause” means the named executive officer (i) is convicted of a felony or other crime involving dishonesty towards us or material misuse of our property; (ii) engages in willful misconduct or fraud with respect to us or any of our customers or suppliers or an intentional act of dishonesty or disloyalty in the course of his employment; (iii) refuses to perform his material obligations under his employment agreement which failure is not cured within 15 days after written notice to him; (iv) misappropriates one or more of our material assets or business opportunities; or (v) breaches a Restrictive Covenant which breach, if capable of being cured, is not cured within 10 days of written notice to him; and

•
 “good reason” means the occurrence of any of the following events without the written consent of the named executive officer: (i) a material diminution of his duties or the assignment to him of duties that are inconsistent in any substantial respect with the position, authority or responsibilities associated with his position; (ii) our requiring him to be based at a location which is 50 or more miles from his principal office location on the date he commences employment with us; or (iii) a material breach by us of our obligations pursuant to his employment agreement (which such breach goes uncured after notice and a reasonable opportunity to cure).  No such condition is deemed to be “good reason” unless (i) we are notified within 30 days of the initial existence of such condition and are provided with a period of at least 30 days from the date of notice to remedy the condition, and (ii) within 10 days after the expiration of such period (but in no event later than 120 days after the initial existence of the condition), the named executive officer actually terminates his employment with us by providing written notice of resignation for our failure to remedy the condition.

Termination for Any Other Reason

In the event that he is terminated for any other reason, including as a result of his death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, each named executive officer’s employment agreement provides that he shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.

Change-in-Control

           None of our named executive officers are entitled to receive any payments upon a change-in-control pursuant to the terms of his employment agreement.  Pursuant to the terms of each named executive officer’s option grant agreement, all outstanding options will fully vest upon a change-in-control.

Death Benefit Agreement

On November 8, 2005, we entered into a death benefit agreement (Death Benefit Agreement) with Mr. Nesci which provides that, subject to certain conditions set forth in the Death Benefit Agreement, we will pay to Mr. Nesci’s estate or a designated beneficiary a death benefit in the amount of $1,000,000 (less applicable withholding taxes) payable at the election of the payee in either (i) a single lump sum, (ii) five equal annual installments (together, in the case of each installment after the first, with interest on the unpaid balance), or (iii) the form of an annuity selected by the payee to be purchased by us. The Death Benefit Agreement also provides that, in the event that Mr. Nesci is terminated without “cause” (as defined in the Death Benefit Agreement), the death benefit will continue to be payable.

Termination Without Cause or for Good Reason						Change in Control
Name	Salary Payment($)	Bonus Payment ($) (2)	Healthcare Continuation (3)	Termination for Any Other Reason ($)		Option Acceleration ($)(5)
Mark A. Nesci	1,200,000	-	16,740	–	(4)	437,046
Thomas Fitzgerald (1)	-	-	-	-		-
Todd Weyhrich	450,000	212,000		-		58,194
			8,370
Jack Moore	500,000	-		-		116,397
			6,740
Fred Hand	500,000	76,027	8,370	-		29,097

Paul Tang	325,000	_	8,370	-		124,873

(1)  Mr. Fitzgerald voluntarily resigned (other than for good reason) from our employment on September 21, 2007. Accordingly, he was entitled to receive only previously earned and accrued but unpaid base salary, vacation and unpaid business expenses through such date.

(2)  The bonus amounts shown for Messrs. Weyhrich, Moore and Hand represent guaranteed bonuses in lieu of direct participation in the Bonus Plan for Fiscal 2008. As we did not meet the target EBITDA levels established by the Bonus Plan for Fiscal 2008, no awards under the Bonus Plan would be payable to Messrs. Nesci or Tang.

(3)  Healthcare continuation amounts shown for Messrs. Nesci, Weyhrich, Moore, Hand and Tang represent the Company’s portion of the executive’s health insurance costs based on the elections the employees had made as of May 31, 2008.

(4)  If Mr. Nesci’s termination is caused by his death, Mr. Nesci’s estate will receive $1,000,000 pursuant to his Death Benefit Agreement. Under Mr. Nesci’s employment agreement and our employment agreement with each other named executive officer, in the event that such executive officer is terminated for any other reason, including as a result of his death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, he shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.

(5)  As described above, all outstanding options fully vest upon a change-in-control. Because shares of our capital stock are not publicly traded, the value of the options held by our named executive officers is only available when a valuation is performed. The shares were valued at $108.73 per unit (Valuation Price) at May 31, 2008. The dollar value in this column represents the product obtained by multiplying the number of accelerated options by the difference between the (i) Valuation Price and (ii) option exercise price.

Compensation of Directors

The members of our Board of Directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Compensation Committee Interlocks and Insider Participation

           Messrs. Bekenstein and Hitch served at all times during Fiscal 2008, and continue to currently serve, on the Committee.  Neither of these individuals has ever been an officer or an employee of ours. In addition, none of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

As a result of the Merger Transaction, all of BCFWC’s outstanding capital stock is beneficially owned by us, and all of our outstanding capital stock is beneficially owned by Parent. The following table shows information about the beneficial ownership of Parent’s common stock as of August 29, 2008 by:

•	Each person we know to be the beneficial owner of at least five percent of Parent’s common stock;

•	Each current director;

•	Each of our named executive officers; and

•	All current directors and executive officers as a group.

    The table also sets forth ownership information for these persons regarding unvested stock options for which these persons are not deemed to beneficially own the underlying shares of common stock. Each such option is comprised of “units” of common stock in Parent. Each unit consists of nine shares of Class A Stock and one share of Class L Stock.

The percentages of shares outstanding provided in the table below are based upon 5,013,677 shares of Class L Stock of and 45,123,093 shares of Class A Stock outstanding as of August 29, 2008.

Name of Beneficial Owner(1)	Number of Shares of Class L Stock Beneficially Owned	Percentage of Class	Number of Shares of Class A Stock Beneficially Owned	Percentage of Class	Options to Purchase Units Not Exercisable Within the Next 60 Days

Affiliates of Bain Capital, LLC (2)	4,944,444	98.6%	44,499,996	98.6%	—
Mark A. Nesci (3)	41,689	*	375,201	*	42,000
Todd Weyhrich (4)	—	—	—	—	20,000
Jack Moore (5)	—	—	—	—	40,000
Fred Hand (6)	—	—	—	—	10,000
Thomas Fitzgerald (7)	—	—	—	—	—
Paul Tang (8)	5,245	*	47,205	*	12,000
Joshua Bekenstein (9)	—	—	—	—	—
Jordan Hitch (9)	—	—	—	—	—
John Tudor (10)	—	—	—	—	—
Mark Verdi (10)	—	—	—	—	—
Executive Offers and Directors as a Group (9 Persons) (11)		1%	422,406	1%	124,000
	46,934

* Less than 1%

(1)           A “beneficial owner” of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares:

•	voting power which includes the power to vote, or to direct the voting of, such security; and/or

•	investment power which includes the power to dispose, or to direct the disposition of, such security.
•
Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options that are exercisable within 60 days of August 29, 2008 are included in the table above and are considered to be outstanding for the purpose of calculating the percentage of outstanding shares of Parent’s common stock held by the person, but not for the purpose of calculating the percentage of outstanding shares held by any other person. The address of our named executive officers is c/o Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

(2)           Includes shares beneficially owned, and with respect to which sole power to vote and sole power of disposition are held, by each of Bain Capital Integral Investors, LLC (Integral), Bain Capital Fund IX, LLC (Fund IX), BCIP TCV, LLC (BCIP TCV) and BCIP-G Associates (BCIP-G) as follows:

Name of Fund	Class L Stock	Class A Stock
Integral	2,523,111	23,077,824
Fund IX	2,361,567	21,254,078
BCIP TCV	58,596	157,560
BCIP-G	1,170	10,534

Bain Capital Fund IX, L.P. (Fund IX LP) is the sole member of Fund IX.  Bain Capital Partners IX, L.P. (Partners IX) is the general partner of Fund IX LP.  Bain Capital Investors, LLC (BCI) is the administrative member of each of Integral and BCIP TCV, the managing partner of BCIP-G, and the general partner of Partners IX.   BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by Integral, BCIP TCV, and BCIP-G.  BCI disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein.  Fund IX LP, Partners IX, and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by Fund IX LLC.  Fund IX LP, Partners IX, and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.  The address of each entity referenced in this footnote is 111 Huntington Avenue, Boston, Massachusetts 02199.

(3)           Mr. Nesci’s Class L Stock is comprised of (i) 38,889 shares of Class L Stock that fully vested on April 13, 2007, and (ii) options to purchase 2,800 shares of Class L Stock that vested on April 13, 2008.  Mr. Nesci’s Class A Stock is comprised of (i) 350,001 shares of Class A Stock that fully vested on April 13, 2007, and (ii) options to purchase 25,200 shares of Class A Stock that vested on April 13, 2008.  One-third of Mr. Nesci’s options to purchase units not exercisable within the next 60 days shall vest on April 13, 2009, 2010 and 2011, respectively.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for all options granted to Mr. Nesci is April 13, 2016.

(4)           12,500 of Mr. Weyhrich’s options to purchase units not exercisable within the next 60 days were granted on August 21, 2007 (Tranche 1).  Accordingly, 40% of such options shall vest on August 21, 2009, and then one-third of the remaining 60% shall vest on August 21, 2010, 2011 and 2012, respectively.  7,500 of Mr. Weyhrich’s options to purchase units not exercisable within the next 60 days were granted on November 5, 2007 (Tranche 2).  Accordingly, 40% of such options shall vest on November 5, 2009, and then one-third of the remaining 60% shall vest on November 5, 2010, 2011 and 2012, respectively.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for all options granted in Tranche 1 is August 21, 2017 and the final exercise date for all options granted in Tranche 2 is November 5, 2017.

(5)           40% of Mr. Moore’s options to purchase units not exercisable within the next 60 days shall vest on July 26, 2009, and then one-third of the remaining 60% shall vest on July 26, 2010, 2011 and 2012, respectively.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for all options granted to Mr. Moore is July 26, 2017.

(6)           40% of Mr. Hand’s options to purchase units not exercisable within the next 60 days shall vest on February 11, 2010, and then one-third of the remaining 60% shall vest on February 11, 2011, 2012 and 2013, respectively.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for all options granted to Mr. Hand is February 11, 2018.

(7)           In connection with his employment with us, Mr. Fitzgerald received options to purchase 30,000 units.  As a result of the cessation of his employment with us on September 21, 2007, all of Mr. Fitzgerald’s options (none of which had vested on or before September 21, 2007) were immediately forfeited as of such date.

(8)           Mr. Tang’s Class L Stock is comprised of (i) 4,445 shares of Class L Stock that fully vested on April 13, 2007, and (ii) options to purchase 800 shares of Class L Stock that vested on April 13, 2008.  Mr. Tang’s Class A Stock is comprised of (i) 40,005 shares of Class A Stock that fully vested on April 13, 2007, and (ii) options to purchase 7,200 shares of Class A Stock that vested on April 13, 2008.  One-third of Mr. Tang’s options to purchase units not exercisable within the next 60 days shall vest on April 13, 2009, 2010 and 2011, respectively.  All options become exercisable upon a change of control and unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately, units issued upon the exercise of vested options will be callable and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for all options granted to Mr. Tang is April 13, 2016.

(9)           Messrs. Bekenstein and Hitch are managing directors of BCI, and by virtue of the relationships described in footnote 2, Mr. Messrs. Bekenstein and Hitch may be deemed to beneficially own the shares owned by Integral, BCIP TCV, BCIP-G, and Fund IX LLC.  Messrs. Bekenstein and Hitch disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.  The address of Messrs. Bekenstein and Hitch is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(10)           Messrs. Tudor and Verdi are general partners of each of BCIP Associates III (BCIP III) and BCIP Trust Associates III (BCIP Trust III).   BCIP III is the manager and sole member of BCIP Associates III, LLC (BCIP III LLC), which may be deemed to hold 1,107,809 shares of Class A Stock and 79,985 shares of Class L Stock by virtue of its membership in Integral.  BCIP Trust III is the manager and sole member of BCIP Associates T III, LLC (BCIP T III LLC), which may be deemed to hold 129,086 shares of Class A Stock and 57,449 shares of Class L Stock by virtue of its membership in BCIP TCV.  Messrs. Tudor and Verdi may be deemed to beneficially own the shares owned by BCIP III LLC and BCIP T III LLC.  Messrs. Tudor and Verdi disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.  The address of Messrs. Tudor and Verdi, as well as each of the entities referenced in this footnote, is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(11)           Includes our current directors (Messrs. Nesci, Bekenstein, Hitch, Tudor and Verdi) and our current executive officers (Messrs. Nesci, Weyhrich, Moore, Hand and Tang).

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth, as of May 31, 2008, information concerning equity compensation plans under which Parent’s securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A))
Plans Approved by Shareholders	(1)	$181.25	(2)
Plans Not Approved by Shareholders	-	-	-

Total	(1)		(2)

(1)  As of May 31, 2008, 3,708,000 shares of Class A Stock and 412,000 shares of Class L Stock were issuable pursuant to outstanding options under our Incentive Plan.
(2)  As of May 31, 2008, 342,018 shares of Class A Stock and 38,002 shares of Class L Stock may be issued pursuant to future issuances under our Incentive Plan.

Item 13.	Certain Relationships and Related Transactions , and Director Independence

Except as described below and other than the employment relationships and related compensation described under Item 11, Executive Compensation, since the beginning of Fiscal 2008 we have not been a party to, nor have we currently proposed, any transaction or series of similar transactions in which the amount exceeds $120,000 and in which any director, executive officer, beneficial owner of more than 5% of Parent’s common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Merchandise Purchase Orders

During Fiscal 2008 and Fiscal 2007, we had cash expenditures with Fashion Options, Inc. for merchandise orders for an aggregate approximate total of $6.3 million and $3.8 million, respectively.   Steven Koster, our former Vice President, Senior Divisional Merchandise Manager for Menswear, has or had a son-in-law who is or was a salesperson for Fashion Options, Inc. Steve Koster resigned from our employment in October 2007.

2006 Management Incentive Plan

In connection with the Merger Transaction, Holdings adopted the Incentive Plan, which provides for grants of awards to designated employees subject to the terms and conditions set forth in the Incentive Plan. 511,122 shares of Class L stock and 4,600,098 shares of Class A stock are reserved for issuance under the Incentive Plan.

Stockholders Agreement

In connection with the Merger Transaction, Parent entered into the Stockholders Agreement with its stockholders, including funds associated with Bain Capital, which among other things establishes the composition of our Board of Directors (as discussed in further detail in Item 10, Directors, Executive Officers and Corporate Governance, under the caption entitled “Governance of the Company”), provides certain restrictions and rights with respect to sale and issuance of Parent’s common stock and provides for limited approval rights in favor of Bain Capital.  In particular, the Stockholders Agreement provides that no stockholder may transfer his or her common stock except to permitted transferees and except in compliance with certain restrictions on transfer. Parent’s stockholders have the right to sell a pro rata portion of their common stock if funds associated with Bain Capital elect to sell all or a portion of its common stock.  The holders of a majority of Parent’s outstanding common stock (and in some cases funds associated with Bain Capital acting alone) also have the right to cause a sale of the Company to occur and to require the other holders of our common stock to participate in such a sale.  If Parent or any affiliate of Parent proposes to issue new equity securities, each holder of Parent’s common stock will have the right to purchase its pro rata share of such new securities.  In addition, under the Stockholders Agreement, funds associated with Bain Capital and other holders of common stock will have the ability to cause Parent to register their shares of common stock and to participate in registrations by us of Holdings’ or any other affiliate’s common stock.  We will be responsible for paying expenses of holders of Parent’s common stock in connection with any such registration.

Advisory Agreement

In connection with the Merger Transaction, we entered into an advisory agreement with Bain Capital pursuant to which Bain Capital provides us with management and consulting services and financial and other advisory services.  Pursuant to the agreement, we pay Bain Capital a periodic fee of $1 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of each financing, acquisition, disposition or change of control or similar transaction by or involving us.  Bain Capital received a fee of approximately $21 million in consideration for financial advisory services related to the Merger Transaction.  The advisory agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control.  If the agreement is terminated early, then Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the term.  The agreement includes customary indemnities in favor of Bain Capital.

Indemnification

The Merger Agreement provides that, after the Merger, Parent and BCFWC will, jointly and severally, and Parent will cause BCFWC to, indemnify and hold harmless the individuals who are now, or have been at any time prior to the execution of the Merger Agreement or who become such prior to the effective time of the Merger, our directors or officers or any of our subsidiaries, or our employees or any of its subsidiaries providing services to or for such a director or officer in connection with the Merger Agreement or any of the transactions contemplated by the Merger Agreement, against costs and liabilities incurred in connection with any pending, threatened or completed claim, action, suit, proceeding or investigation arising out of or pertaining to (i) the fact that such individual is or was an officer, director, employee, fiduciary or agent of BCFWC or any of its subsidiaries, or (ii) matters occurring or existing at or prior to the effective time of the Merger (including acts or omissions occurring in connection with the Merger Agreement and the transactions contemplated thereby), whether asserted or claimed prior to, at or after the effective time of the Merger.

The Merger Agreement provides that we will provide, for a period of six years after the Merger becomes effective, directors’ and officers’ liability insurance for the benefit of those persons covered under our officers’ and directors’ liability insurance policy on terms with respect to coverage and amounts no less favorable than those of the policy in effect as of the execution of the Merger Agreement, provided that, subject to certain exceptions, the surviving corporation will not be obligated to pay premiums in excess of 300% of the annualized policy premium based on a rate as of the execution of the Merger Agreement.  Notwithstanding the foregoing, prior to the effective time of the Merger we are permitted to purchase prepaid “tail” policies in favor of such indemnified persons with respect to the matters referred to above (provided that the annual premium for such tail policy may not exceed 300% of the annualized policy premium based on a rate as of the execution of the Merger Agreement), in which case Parent has agreed to maintain such tail policies in effect and continue to honor the obligations under such policies.

Parent and BCFWC have also agreed (i) to continue in effect for at least six years after the effective time of the Merger all rights to indemnification existing in favor of, and all exculpations and limitations of the personal liability of, the directors, officers, employees, fiduciaries and agents of BCFWC and its subsidiaries in our certificate of incorporation as of the effective time of the Merger with respect to matters occurring at or prior to the effective time of the Merger and (ii) to honor our indemnification agreements with our directors (including one former director, Harvey Morgan) and with certain officers, including Mr. Nesci.  Each such indemnification agreement provides, among other things, that we will indemnify such indemnified person to the fullest extent permitted by the Delaware General Corporation Law (DGCL), including advancement of legal fees and other expenses incurred by the indemnified person in connection with any legal proceedings arising out the indemnified person’s service as director and/or officer, subject to certain exclusions and procedures set forth in the indemnification agreement.

In addition, our officers and directors under our Certificate of Incorporation and Bylaws are indemnified and held harmless against any and all claims alleged against any of them in their official capacities to the fullest extent authorized by the DGCL as it exists today or as it may be amended but only to the extent that such amendment permits the Company to provide broader indemnification rights than previously permitted.

Review, Approval or Ratification of Transactions with Related Persons

           Under our Code of Business Conduct, which was approved by our Board of Directors, employees are asked to avoid potential, or the appearance of, conflicts of interest, and if the avoidance of such conflict of interest is not possible, then the employee is required to make full written disclosure of the proposed transaction for review by the employee’s immediate supervisor who should in turn bring it to the attention of our Corporate Compliance Officer in appropriate circumstances.   Our Code of Business Conduct specifically discusses standards applicable to certain prohibited conflicts of interest including, but not limited to,  the following:

•
Employment by, directorship with or financial interests in any competitor, customer, distributor, vendor, or supplier where such employment, directorship or financial interest would influence, or appear to influence, action on our behalf;

•	Loans to, and guarantees of obligations of, employees or directors incurred for personal reasons;

•	Supervision, review or influence on the job evaluation or salary of persons with whom employees have a family or close relationship;

•
Dealings with businesses which provide or seek to provide goods or services to us in which immediate family members or close relationships of employees have an ownership interest in or work in a managerial or executive capacity for;

•	Dealings with charitable or community organizations in individual capacities rather than our behalf;

•	Solicitation or distribution activities not relating to our business;

•	Lobbying activities (or even the appearance of lobbying any governmental body or public official) as our representative;

•	Appropriation of the benefit of certain business ventures, opportunities or potential opportunities; and

•	Acceptance of gifts and commercial bribery.

Director Independence

           Although we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, prior to the Merger Transaction our Board of Directors utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange (NYSE) when determining whether or not members of our Board of Directors were independent.  Under such standards, none of the current member of our Board of Directors or Nicholas Nomico, who resigned from our Board of Directors in October 2007, would be considered independent.

Under NYSE rules, we are considered a “controlled company” because more than 50% of Parent’s voting power is held by affiliates of Bain Capital.  Accordingly, even if we were a listed company, we would not be required by NYSE rules to maintain a majority of independent directors on our Board of Directors, nor would we be required to maintain a compensation committee or a nominating/corporate governance committee comprised entirely of independent directors.  We do not maintain a nominating/corporate governance committee and our compensation committee does not include any independent directors.

Item 14.     Principal Accountant Fees and Services

 Fees Paid to the Principal Accountant — 2008 and 2007

            The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP (D&T), our independent registered public accounting firm, for the fiscal years ended May 31, 2008 and June 2, 2007:

	Year Ended
	May 31, 2008	June 2, 2007
Audit Fees (1)	$2,060,000	$1,700,258
Tax Fees	-	-
All Other Fees	-	-
Total	$2,060,000	$1,700,258

_________________

(1)
Audit Fees — represents aggregate fees paid or accrued for (i) the audit of our annual financial statements and review of our interim financial statements, and (ii) fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In accordance with its charter, the Audit Committee of our Board of Directors must pre-approve all audit and permissible non-audit services to be provided by D&T.  In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.  All services provided by D&T for the years ended May 31, 2008 and June 2, 2007 were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)	Financial Statements. The consolidated financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page 32 of this Report.

(2)
Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts filed as part of this Report is set forth on page 74 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3)	Exhibits Required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

           The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report.  Exhibits that previously have been filed are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
1.1 (2)	Senior Discount Note Purchase Agreement, dated as of April 10, 2006, among Burlington Coat Factory Investments Holdings, Inc. and the Initial Purchasers.
1.2 (1) 1.3 (1)
Joinder to the Senior Note Purchase Agreement, dated as of April 10, 2006, among Burlington Coat Factory Warehouse Corporation and the Guarantors party thereto.
Senior Note Purchase Agreement, dated as of April 10, 2006, among BCFWC Mergersub, Inc. and the Initial Purchasers

2.1 (2)	Non-Competition and Confidentiality Agreement, dated April 13, 2006, between Burlington Coat Factory Holdings, Inc and Monroe Milstein.
2.2 (2)	Non-Competition and Confidentiality Agreement, dated April 13, 2006, between Burlington Coat Factory Holdings, Inc and Andrew Milstein.
2.3 (2) 2.4 (1)
Non-Competition and Confidentiality Agreement, dated April 13, 2006, between Burlington Coat Factory Holdings, Inc and Stephen Milstein.
Agreement and Plan of Merger, dated as of January 18, 2006, by and among Burlington Coat Factory Warehouse Corporation, BCFWC Acquisition, Inc. and BCFWC Mergersub, Inc.

3.1 (1)	Certificate of Incorporation of Burlington Coat Factory Investments Holdings, Inc.
3.2 (1)	By-laws of Burlington Coat Factory Investments Holdings, Inc.
4.1 (2)	Senior Discount Notes Indenture, dated as of April 13, 2006, by and among Burlington Coat Factory Investments Holdings, Inc. and Wells Fargo Bank, N.A., as Trustee.
4.2 (2)	Registration Rights Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Investments Holdings, Inc. and the Initial Purchasers.
4.3 (2)	Form of 14 1/2% Senior Discount Note due 2014 (included in Exhibit 4.1).
4.4 (1) 4.5 (1) 4.6 (2)
Senior Notes Indenture, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee.
Form of 11.125% Senior Note due 2014 (included in Exhibit 4.4).
Registration Rights Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation party thereto, the Guarantors party thereto and the Initial Purchasers.

10.1 (1)
Credit Agreement, dated as of April 13, 2006, among Burlington Coat Factory Warehouse Corporation, as the Borrower, the Facility Guarantors party thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

10.2 (1)
Guaranty, dated as of April 13, 2006, by Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc. and each of the Facility Guarantors party thereto in favor of Bear Stearns Corporate Lending Inc., as Administrative Agent and Bear Stearns Corporate Lending Inc., as Collateral Agent.

10.3 (1)
Security Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, as the Borrower, Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., and each of the Facility Guarantors party thereto, and Bear Stearns Corporate Lending Inc., as Collateral Agent.

10.4 (1)
Intellectual Property Security Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, as the Borrower, Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., and each of the Facility Guarantors party thereto, and Bear Stearns Corporate Lending Inc., as Collateral Agent.

10.5 (1)
Pledge Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., and K&T Acquisition Corp., as the Pledgors, and Bear Stearns Corporate Lending Inc., as Collateral Agent.

10.6 (1)
Credit Agreement, dated as of April 13, 2006 among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, and Bank of America, N.A., as Administrative Agent and as collateral agent, the Lenders party thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Wachovia Bank, National Association, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

10.7 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of PNC Bank, National Association.
10.8 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Siemens Financial Services, Inc.
10.9 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.
10.10 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of National City Business Credit, Inc.
10.11 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Citizens Bank of Pennsylvania.
10.12 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of HSBC Business Credit (USA), Inc.
10.13 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Sovereign Bank.
10.14 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of North Fork Business Capital Corporation.
10.15 (1)	Form of Swingline Note.
10.16 (1)	Guaranty, dated as of April 13, 2006, by the Facility Guarantors party thereto in favor of Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as Collateral Agent.
10.17 (1)	Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.
10.18 (1)
Intellectual Property Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.19 (1)
Pledge Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., K&T Acquisition Corp., Burlington Coat Factory of New York, LLC, Burlington Coat Factory Warehouse of Baytown, Inc., Burlington Coat Factory of Texas, Inc., as the Pledgors, and Bank of America, N.A., as Collateral Agent.

10.20 * (1)	Employment Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Warehouse Corporation and Mark Nesci.
10.21 * (6)	Employment Agreement, dated as of June 1, 2007, by and between Burlington Coat Factory Warehouse Cororation and Jack E. Moore, Jr.
10.22 * (5)	Employment Agreement, dated as of January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.
10.23* (4)	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.
10.23.1 * (8)	Amendment to Employment Agreement, dated as of June 27, 2008, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.
10.24 (1)	Advisory Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.
10.25 * (1)	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.
10.26 * (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.27 * (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.28 * (1)	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.
10.29 (3)
Amendment to Credit Agreement, dated as of December 12, 2006 among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, and Bank of America, N.A., as Administrative Agent and as collateral agent, the Lenders party thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Wachovia Bank, National Association, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

10.30 (3)
Amendment to Credit Agreement, dated as of December 12, 2006 among Burlington Coat Factory Warehouse Corporation, as the Borrower, the Facility Guarantors party thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

10.31 (7)
Agreement to Acquire Leases and Lease Properties, dated October 3, 2007, by and among Burlington Coat Factory Warehouse Corporation (and certain wholly-owned subsidiaries), Retail Ventures, Inc. (together with its wholly-owned subsidiaries), Value City Department Stores LLC, GB Retailers, Inc., and Schottenstein Stores Corporation (and certain affiliates of SSC).

10.32* (1) 10.33* (1) 10.34* (9) 10.35* (1)
Employment Agreement, dated as of April 13, 2006, by and between Burlington  Coat Factory Warehouse Corporation and Paul Tang.

Employment Agreement, dated as of June 26, 2006, by and between Burlington Coat Factory Warehouse Corporation and Elizabeth Williams.

Separation Agreement, dated as of June 1, 2007, by and between Burlington Coat Factory Warehouse Corporation and Elizabeth Williams.

Employment Agreement, dated as of August 30, 2006, by and between Burlington Coat Factory Warehouse Corporation and Thomas Fitzgerald.

10.36* 10.37 10.38 10.39 10.40 10.41
Form of Employment Agreement
Revolving Credit Note, dated as of December 12, 2006, by the Borrowers party thereto in favor of Wachovia Bank, National Association.

Supplement to Pledge Agreement by and among Burlington Coat Factory Warehouse Corporation, Burlington coat Factory Purchasing, Inc. and Bear Stearns Corporate Lending Inc., as Collateral Agent.

Joinder to Loan Documents, dated as of May 27, 2008, by and among Bank of America, N.A., as Administrative Agent, and the Existing Borrowers, New Borrowers and Facility Guarantors party thereto.

Supplement to Pledge Agreement by and among Burlington Coat Factory Warehouse Corporation, Burlington coat Factory Purchasing, Inc. and Bank of America, N.A., as Collateral Agent.
Joinder to Loan Documents, dated as of May 27, 2008, by and among and Bear Stearns Corporate Lending Inc., as Administrative Agent, Burlington Coat Factory Warehouse Corporation, and the Existing Facility Guarantors and the New Facility Guarantors party thereto.

12	Statement re Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-137917, filed on October 10, 2006.
(3)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Amendment No. 2 to Registration Statement on Form S-4, No. 333-137916, filed on December 29, 2006.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2007.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 1, 2007 filed on October 16, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on October 9, 2007.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on June 27, 2008.
(9)           Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 2, 2007 filed on August 30, 2007.
*	Management Contract or Compensatory Plan or Arrangement.

(c)	Financial Statement Schedules

              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

By: /s/ Mark A. Nesci
Mark A. Nesci President and Chief Executive Officer

Date: August 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of August 2008.

Signature	Title

/s/ Mark A. Nesci	President and Chief Executive Officer and Director (Principal Executive Officer)
Mark A. Nesci

/s/ Todd Weyhrich	Executive Vice President and Chief Financial Officer (Principal Financial Officer
Todd Weyhrich	and Principal Accounting Officer)

/s/ Joshua Bekenstein	Director
Joshua Bekenstein

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Tudor	Director
John Tudor

/s/ Mark Verdi
Mark Verdi	Director

EXHIBIT INDEX

Exhibit	Description

10.36 10.37 10.38 10.39 10.40 10.41
Form of Employment Agreement

Revolving Credit Note, dated as of December 12, 2006, by the Borrowers party  thereto in favor of Wachovia Bank, National Association.

Supplement to Pledge Agreement by and among Burlington Coat Factory Warehouse Corporation, Burlington coat Factory Purchasing, Inc. and Bear Stearns Corporate Lending Inc., as Collateral Agent.

Joinder to Loan Documents, dated as of May 27, 2008, by and among Bank of America, N.A., as Administrative Agent, and the Existing Borrowers, New Borrowers and Facility Guarantors party thereto.

Supplement to Pledge Agreement by and among Burlington Coat Factory Warehouse Corporation, Burlington coat Factory Purchasing, Inc. and Bank of America, N.A., as Collateral Agent.

Joinder to Loan Documents, dated as of May 27, 2008, by and among and Bear Stearns Corporate Lending Inc., as Administrative Agent, Burlington Coat Factory Warehouse Corporation, and the Existing Facility Guarantors and the New Facility Guarantors party thereto.

12	Statement re Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.