Form 10-Q
period 2009-01-13
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2009-01-13
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 29, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.” See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Smaller reporting company  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of January 13, 2009, the registrant had 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company and are not publicly traded).

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	November 29, 2008	May 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$40,368	$40,101
Restricted Cash and Cash Equivalents	2,669	2,692
Investment in Money Market Fund	26,105	--
Accounts Receivable, Net	66,316	27,137
Merchandise Inventories	928,375	719,529
Deferred Tax Assets	54,138	51,376
Prepaid and Other Current Assets	25,751	24,978
Income Tax Receivable	3,037	3,864
Assets Held for Disposal	--	2,816

Total Current Assets	1,146,759	872,493

Property and Equipment, Net of Accumulated Depreciation	925,597	919,535
Tradenames	526,300	526,300
Favorable Leases, Net of Accumulated Amortization	520,148	534,070
Goodwill	45,613	42,775
Other Assets	85,261	69,319

Total Assets	$3,249,678	$2,964,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$615,612	$337,040
Income Taxes Payable	2,148	5,804
Other Current Liabilities	265,724	238,866
Current Maturities of Long Term Debt	8,275	3,653

Total Current Liabilities	891,759	585,363

Long Term Debt	1,449,016	1,480,231
Other Liabilities	144,371	110,776
Deferred Tax Liability	453,236	464,598

Commitments and Contingencies (Note 17)

Stockholders' Equity:

Common Stock	--	--
Capital in Excess of Par Value	459,434	457,371
Accumulated Deficit	(148,138)	(133,847)
Total Stockholders' Equity	311,296	323,524
Total Liabilities and Stockholders' Equity	$3,249,678	$2,964,492

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Six Months Ended		Three Months Ended

	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

REVENUES:
Net Sales	$1,709,425	$1,625,335	$1,002,389	$946,566
Other Revenue	14,292	15,863	7,903	9,085
	1,723,717	1,641,198	1,010,292	955,651

COSTS AND EXPENSES:
Cost of Sales	1,042,174	1,000,938	602,947	557,163
Selling and Administrative Expenses	571,906	529,288	306,194	278,401
Depreciation	61,713	61,602	31,334	30,845
Amortization	21,765	21,380	11,083	10,629
Interest Expense	54,138	66,910	27,764	33,685
Impairment Charges	--	7,379	--	6,826
Other (Income), Net	(2,838)	(2,501)	(296)	(1,849)
	1,748,858	1,684,996	979,026	915,700

(Loss) Income Before Income Tax (Benefit) Expense	(25,141)	(43,798)	31,266	39,951

Income Tax (Benefit) Expense	(10,850)	(16,576)	13,089	16,778

Net (Loss) Income	$(14,291)	$(27,222)	$18,177	$23,173

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Six Months Ended
	November 29, 2008	December 1, 2007
OPERATING ACTIVITIES
Net Loss	$(14,291)	$(27,222)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:

Depreciation	61,713	61,602
Amortization	21,765	21,380
Impairment Charges	--	7,379
Accretion	295	6,605
Interest Rate Cap Contract - Adjustment to Market	338	51
Provision for Losses on Accounts Receivable	1,377	1,324
Provision for Deferred Income Taxes	(16,961)	(13,303)
Loss on Disposition of Fixed Assets and Leaseholds	343	807
Loss on Investment in Money Market Fund	1,667	--
Stock Option Expense and Deferred Compensation Amortization	2,063	532
Non-Cash Rent Expense and Other	1,905	1,537
Changes in Assets and Liabilities
Accounts Receivable	(24,579)	(17,477)
Merchandise Inventories	(208,846)	(160,363)
Prepaid and Other Assets	(9,258)	(13,124)
Accounts Payable	278,572	230,677
Accrued and Other Liabilities	19,633	13,748
Deferred Rent Incentives	18,340	10,351
Net Cash Provided by Operating Activities	134,076	124,504

INVESTING ACTIVITIES
Cash Paid for Property and Equipment and Other Assets	(76,977)	(47,103)
Acquisition of Lease Rights	(2,298)	--
Redesignation of Cash Equivalents to Investment in Money Market Fund	(56,294)	--
Redemption of Investment in Money Market Fund	28,522	--
Other	128	85
Net Cash Used in Investing Activities	(106,919)	(47,018)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Senior Secured Revolving Facility	501,451	292,001
Principal Payments on Long Term Debt	(1,290)	(1,181)
Principal Payments on Term Loan	--	(11,443)
Principal Payments on Long Term Debt - ABL Senior Secured Revolving Facility	(527,051)	(347,301)
Payment of Dividends	--	(625)

Net Cash Used in Financing Activities	(26,890)	(68,549)

Increase in Cash and Cash Equivalents	267	8,937
Cash and Cash Equivalents at Beginning of Period	40,101	33,878
Cash and Cash Equivalents at End of Period	$40,368	$42,815

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$53,224	$60,972
Income Taxes Paid, Net of Refunds	$8,444	$(727)

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$1,698	$2,670

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX AND THREE MONTH PERIODS ENDED NOVEMBER 29, 2008 AND
DECEMBER 1, 2007
(unaudited)

1.  Summary of Significant Accounting Policies.

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (“Company" or “Holdings”). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Holdings.  The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods. The balance sheet at May 31, 2008 has been derived from the audited Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“Fiscal 2008”). The Condensed Consolidated Statement of Cash Flows for the six months ended December 1, 2007 was revised to present the reclassification of ($0.8) million and $0.1 million out of the line item “Non-Cash Rent Expense and Other” and into the line items “Accrued and Other Liabilities” and “Prepaid and Other Assets,” respectively.  Because the Company's business is seasonal in nature, the operating results for the six month period ended November 29, 2008 are not necessarily indicative of results for the fiscal year ending May 30, 2009 (“Fiscal 2009”).

Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for Fiscal 2008.

Principles of Consolidation

            The Condensed Consolidated Financial Statements include the accounts of Holdings and all of its subsidiaries in which it has a controlling financial interest through direct ownership of a majority voting interest.  All intercompany accounts and transactions have been eliminated.

                Holdings was incorporated in the State of Delaware on April 10, 2006. Holdings’ Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Burlington Coat Factory Holdings, Inc. (“Parent”) is the only holder of record of this stock.

2. Long Term Debt

Long-term debt consists of:
	(in thousands)
	November 29, 2008	May 31, 2008
Industrial Revenue Bonds, 6.1% due in semi-annual payments of various amounts from March 1, 2009 to September 1, 2010	$2,305	$3,295
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	261	300
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	633	733
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2009 to April 15, 2014	300,502	300,207
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from April 15, 2009 to October 15, 2014	99,309	99,309
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from November 30, 2008 to May 28, 2013	872,807	872,807
$800,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance	156,000	181,600
Capital Lease Obligations	25,474	25,633

Total Debt	1,457,291	1,483,884
Less: Current Maturities	(8,275)	(3,653)

Long-term debt, net of current maturities	$1,449,016	$1,480,231

The $900 million Senior Secured Term Loan Facility (“Term Loan”) is to be repaid in quarterly payments of $2.3 million through May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of the available free cash flow (as defined in the credit agreement governing the Term Loan).  This payment offsets future mandatory quarterly payments.  Based on the available free cash flow for Fiscal 2008, the Company was not required to make a mandatory payment.  The Company was required to make a payment of $11.4 million based on the available free cash flow for the fiscal year ended June 2, 2007.  This payment offsets the quarterly payments of $2.3 million through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  As a result, the Company is not required to make any cash payments related to the mandatory quarterly payments until the fourth quarter of Fiscal 2009.

The Company’s Term Loan agreement contains financial, affirmative and negative covenants and requires the Company to, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, the Company’s total debt to Adjusted EBITDA for the four fiscal quarters most recently ended on or prior to such date, both measures as defined in the Term Loan agreement, may not exceed 6.2 to 1 at February 28, 2009; 5.75 to 1 at May 30, 2009, August 29, 2009, and November 28, 2009; 5.5 to 1 at February 27, 2010; and 5.25 to 1 at May 29, 2010.  Total debt reflects the outstanding balance of all debt instruments as of the period end except for the ABL Senior Secured Revolving Facility ("ABL Line of Credit"), which is determined by the trailing twelve month average month end balance.  Adjusted EBITDA reflects certain adjustments to calculate the consolidated leverage ratio.  Adjusted EBITDA starts with consolidated net income for the period and adds back (i) depreciation, amortization, and other non cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The $800 million ABL Line of Credit was entered into on April 13, 2006 and is for a five-year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowing under the ABL Line of Credit during the six and three month periods ended November 29, 2008 was $410.0 million for both periods. In comparison, the maximum borrowings under the ABL Line of Credit during the six and three month periods ended December 1, 2007 was $247.2 million for both periods.  Average borrowings during the six and three month periods ended November 29, 2008 amounted to $260.4 million and $290.1 million, respectively, at an average interest rate of 4.4% and 4.7%, respectively.  In comparison, average borrowings during the six and three month periods ended December 1, 2007 amounted to $204.5 million and 200.6 million, respectively, at an average interest rate of 7.2%, for both periods.

At November 29, 2008 and May 31, 2008, $156.0 million and $181.6 million, respectively, were outstanding under this credit facility. Commitment fees of ..25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.  For the six and three months ended November 29, 2008, the Company repaid $25.6 million and $129.0 million, respectively, net of borrowings.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Line of Credit and the $900 million Term Loan.  These guarantees are both joint and several.

As of November 29, 2008, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and Term Loan, as well as the indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $40.1 million and $45.3 million in deferred financing fees, net of accumulated amortization, as of November 29, 2008 and May 31, 2008, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $5.2 million and $2.6 million for the six and three month periods ended November 29, 2008, respectively, compared with $5.1 million and $2.5 million for the six and three month periods ended December 1, 2007, respectively.  These amounts are recorded in the line item “Amortization” in the Company’s Condensed Consolidated Statements of Operations.

3.   Goodwill

The Company accounts for goodwill in accordance with Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets."  Goodwill amounted to $45.6 million and $42.8 million as of November 29, 2008 and May 31, 2008, respectively.  A reconciliation of goodwill as reflected in the Company’s Condensed Consolidated Balance Sheets as of November 29, 2008 and May 31, 2008 is set forth in the table below:

(in thousands )

Goodwill as of May 31, 2008	$42,775

Increase in net deferred tax liabilities (a)	2,838

Goodwill as of November 29, 2008	$45,613

(a) The change in deferred income taxes recorded during the six month period ended
November 29, 2008 reflects a change in the Company’s estimate of the effective state tax rate used to calculate deferred taxes in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Combination.” This adjustment has increased goodwill related to the Merger Transaction (as defined in Note 8 to the Company’s Condensed Consolidated Financial Statements entitled “Income Taxes”).

4. Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company had either identified or was actively seeking out potential buyers for these assets as of May 31, 2008.  During the six and three month’s ended November 29, 2008, certain assets which were previously held for sale at May 31, 2008 no longer qualified as held for sale due to the fact that, subsequent to May 31, 2008, there was no longer an active program to locate a buyer.  As a result, the Company reclassified operating stores with a net long-lived asset value of $2.8 million out of the line item “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheets into the line items “Property and Equipment, Net of Accumulated Depreciation” and “Favorable Leases, Net of Accumulated Amortization.”  The reclassification resulted in a charge against the line item “Other Income, Net” in the Company’s Condensed Consolidated Statements of Operations of $0.3 million during the six and three months ended November 29, 2008, reflecting the adjustment for depreciation and amortization expense that would have been recognized had the asset group been continuously classified as held and used.

The assets listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheet as of May 31, 2008 are comprised of leasehold improvements and a favorable lease related to one of the Company’s stores.

Assets held for disposal were valued at the lower of their carrying value or fair value as follows on May 31, 2008:

(in thousands)
May 31, 2008
Fixed Assets	$63
Favorable Leases	2,753
$2,816

5.  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date for FASB Statement No. 157” (“FSP SFAS No. 157”) which extended the application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The Company elected to apply the FSP SFAS No. 157 to its non-financial assets and non-financial liabilities that are valued on a non-recurring basis.  The Company is in the process of evaluating the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its Condensed Consolidated Financial Statements.   The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted prices for identical assets or liabilities in active markets.

Level 2:
Quoted market prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Pricing inputs are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities.

The inputs into the determination of fair value require significant management judgment or estimation.

The Company’s financial assets as of November 29, 2008 include cash equivalents, interest rate cap agreements, and investments in a money market fund.  The Company does not have any financial liabilities that are measured at fair value as of November 29, 2008.   The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair value of the interest rate caps are determined using quotes provided by the respective bank counterparties that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  The fair value of the investment in the money market fund is determined by using quotes for similar assets in an active market.  As a result, the Company has determined that the significant majority of the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of November 29, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified as a Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

(in thousands)
Fair Value Measurements at November 29, 2008

Assets:
Level 1
Cash equivalents (including restricted cash)	$2,812

Level 2
Interest rate cap agreements (a)	$453
Investment in Money Market Fund	$26,105

(a)
Included in “Other Assets” and “Prepaids and Other Current Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

In September 2008, as part of the Company's overnight cash management strategy, the Company made investments into The Reserve Primary Fund (“Fund”), a money market fund registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940, of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  On October 30, 2008, the Fund announced an initial distribution to Fund shareholders pursuant to which the Company received $28.5 million.  Based on the decline in the value of the Fund, the Company recorded a loss of $1.7 million in November 2008 related to its investment in the Fund.

On December 3, 2008, the Fund announced a second distribution to Fund shareholders pursuant to which the Company received $15.8 million.  Under the Fund’s plan of liquidation (also announced on December 3, 2008), subsequent periodic distributions will be made to Fund shareholders as cash accumulates in the Fund until the Fund’s net assets (other than (i) a special reserve established to satisfy certain costs and expenses of the Fund, including pending or threatened claims against the Fund, and (ii) net income generated from Fund holdings since September 15, 2008) have been distributed. Based upon the maturities of the underlying investments in the Fund, the Company expects to receive the remaining amount of its investment during the next twelve months.  In the event that the Company does not receive the majority of the remaining amount of its investment during calendar 2009, the Company may have to borrow additional cash through the ABL Line of Credit.  The investment in the Fund is classified in the line item entitled “Investment in Money Market Fund” in the Condensed Consolidated Balance Sheets as of November 29, 2008.

           In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible items (including many financial instruments and certain other items) at fair value at the specified election date.  Unrealized gains and losses for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The Company adopted this statement on June 1, 2008.  The Company has not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.  Therefore, the adoption of SFAS No. 159 had no impact on the Company’s Condensed Consolidated Financial Statements.

6.  Derivative Instruments and Hedging Activities

The Company participates in two interest rate cap agreements to manage interest rate risk associated with its long-term debt obligations.  These agreements are recorded in the line items “Other Assets” and “Prepaids and Other Current Assets” within the Company’s Condensed Consolidated Balance Sheets. Each agreement became effective on May 12, 2006.  One interest rate cap agreement has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  The other agreement has a notional principal amount of $700 million with a cap rate of 7.0% and terminates on May 29, 2009.  The Company does not monitor these interest rate cap agreements for hedge effectiveness.

On December 20, 2007, the Company entered into an interest rate cap agreement to limit interest rate risk associated with its future long-term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement has been recorded in the line item “Other Assets” within the Company’s Condensed Consolidated Balance Sheets.  The agreement will be effective on May 29, 2009 upon the termination of the Company’s existing $700 million interest rate cap agreement.  The Company will determine prior to the effective date whether it will monitor this interest rate cap agreement for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate cap to fair value on a quarterly basis and as a result, gains or losses associated with this agreement will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

Losses associated with the above interest rate cap agreements amounted to $0.3 million and $0.2 million for the six and three month periods ended November 29, 2008, respectively, compared with losses of $0.1 million and $0.2 million for the six and three month periods ended December 1, 2007.  These amounts are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations. The fair market value of the interest rate cap agreements at November 29, 2008 and May 31, 2008 amounted to $0.5 million and $0.8 million, respectively, and are included in the line items “Other Assets” and “Prepaid and Other Current Assets” in the Company’s Condensed Consolidated Balance Sheets.

7. Store Exit Costs

The Company establishes reserves covering future obligations of closed stores and stores expected to be closed, including lease and severance obligations.  These reserves are included in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets.  These charges are recorded in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations.  Reserves at November 29, 2008 and May 31, 2008 consisted of:

Fiscal Year Reserve Established	(in thousands)
	Balance at May 31, 2008	Provisions	Payments	Balance at November 29, 2008

2005	$67	$(4)	$(63)	$--
2008	95	(13)	(72)	10
2009	--	167	(125)	42
	$162	$150	$(260)	$52

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments over the remainder of the contractual obligation periods are all expected to be paid during Fiscal 2009.

8. Income Taxes

As of November 29, 2008, the Company had a current deferred tax asset of $54.1 million and a non-current deferred tax liability of $453.2 million.  As of May 31, 2008, the Company had a current deferred tax asset of $51.4 million and a non-current deferred tax liability of $464.6 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting (“APB 28”) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (“FIN 18”), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  However, in certain circumstances where a reliable estimate cannot be made, FIN 18 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period.  For the second quarter ending November 29, 2008, the Company was unable to make a reasonable estimate of its annual effective tax rate due to significant seasonal fluctuations of pre-tax income and loss throughout the fiscal year and the large amount of work opportunity credits relative to the amount of forecasted pre-tax loss for the year.  Therefore, the Company has chosen to use its actual effective income tax rate of 41.4% (before discrete items), as the Company believes that this method will yield a more reliable tax provision calculation.

As of November 29, 2008 and May 31, 2008, valuation allowances amounted to $4.8 million and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2008.   Any tax benefit recognized in Fiscal 2009 by the use of a state tax net operating loss that was established prior to the April 13, 2006 merger transaction involving Bain Capital, LLC (the “Merger Transaction”), where a valuation allowance has been established, will be recorded first to reduce to zero the goodwill related to the Merger Transaction, second to reduce to zero other non-current intangible assets and third to reduce income tax expense.  Commencing during the fiscal year ending May 29, 2010, the provisions of SFAS 141R (as defined in Note 19 to the Company’s Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements”) will be effective for the Company and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Consolidated Statements of Operations.

 As of November 29, 2008, the Company reported total unrecognized tax benefits in the line items “Other Current Liabilities” and “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheet of $36.8 million, of which $8.7 million would affect the Company’s effective tax rate if recognized.  As of May 31, 2008, the Company reported total unrecognized tax benefits of $38.0 million, of which $8.3 million would affect the Company’s effective tax rate if recognized.  The Company reported total unrecognized tax benefits of $44.8 million as of June 3, 2007, the date of the Company’s adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by as much as $11.8 million, related primarily to issues involving deferred revenue and depreciation.

As a result of positions taken during a prior period, the Company recorded $1.7 million and $0.9 million of interest and penalties for the six and three month periods ended November 29, 2008, respectively.   In comparison, for the six and three months ended December 1, 2007, the Company recorded $2.3 million and $1.3 million of interest and penalties, respectively.  As of November 29, 2008, cumulative interest and penalties of $18.3 million have been recorded on the Company’s Condensed Consolidated Balance Sheet.  The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2007 and is currently under IRS examination for fiscal years 2004 and 2005.  The Company or its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2007.  Refer to Footnote 18 entitled “Income Taxes” in the Company’s Fiscal 2008 Form 10-K for further information regarding the Company’s tax positions.

9. Barter Transactions

The Company accounts for barter transactions under SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29” (“SFAS No. 153”), and EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” (“EITF 93-11”).  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value.  During November 2008, the Company exchanged $10.7 million of inventory for certain advertising credits which are to be used over the next six years, exclusive of the Company’s option to extend the term an additional two years. This exchange resulted in $10.7 million of sales and cost of sales in the Company’s Condensed Consolidated Statements of Operations for the six and three month periods ended November 29, 2008.  During the Company’s first quarter of Fiscal 2008, the Company exchanged $5.2 million of inventory for certain advertising credits, which were to be used over the subsequent three to five years.  As of November 29, 2008, the Company utilized $2.9 million of the $5.2 million of advertising credits received in Fiscal 2008.

As of November 29, 2008, the Company recorded prepaid advertising of $2.1 million in the line item “Prepaid and Other Current Assets” and $10.9 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.  As of May 31, 2008, the Company recorded $1.7 million in the line item “Prepaid and Other Current Assets” and $1.9 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.

Barter credit usage for the six and three month periods ended November 29, 2008 amounted to $1.3 million and $0.9 million, respectively, compared with $0.8 million and $0.7 million, respectively, for the six and three month periods ended December 1, 2007.

10.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors adopted the 2006 Management Incentive Plan (“Plan”). The Plan provides for the granting of service-based and performance-based stock options and restricted stock to executive officers and other key employees of the Company and its subsidiaries.  Pursuant to the Plan, employees are granted options to purchase units of common stock in the Parent. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent.  The options are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent’s common stock.  As of November 29, 2008 there were 511,122 units reserved under the Plan consisting of 4,600,098 shares of Class A common stock of Parent and 511,122 shares of Class L common stock of Parent.

Options granted during the six month period ended November 29, 2008 are all service-based awards which were granted in three tranches with exercise prices as follows: Tranche 1:  $100 per unit; Tranche 2:  $180 per unit; and Tranche 3:  $270 per unit.  The service-based awards vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options become exercisable upon a change of control, as defined by the Plan. Unless determined otherwise by the plan administrator, upon cessation of employment (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

    As of November 29, 2008, the Company had 429,500 options outstanding to purchase units. All options granted to date are service-based awards. On June 4, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” ("SFAS 123R"), using the modified prospective method, which requires companies to recordstock compensation expense for all non-vested and new awards beginning as of the adoption date. For the six and three months ended November 29, 2008, the Company recognized non-cash stock compensation expense of $2.1 million ($1.2 million after tax) and $0.8 million ($0.5 million after tax), respectively.  There were no forfeiture adjustments required during the six or three months ended November 29, 2008.   In comparison, for the six and three months ended December 1, 2007, the Company recognized non-cash stock compensation expense of $0.5 million ($0.3 million after tax) and $0.3 million ($0.2 million after tax), respectively, net of $0.9 million and $0.4 million of forfeiture adjustments for the respective periods that were recorded as a result of actual forfeitures being higher than initially estimated. Non-cash stock compensation expense for all periods is included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations. At November 29, 2008, there was approximately $10.4 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 4.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. At November 29, 2008, 23% of outstanding options to purchase units have vested.

Stock option unit transactions are summarized as follows:
	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding May 31, 2008	412,000	$181.25

Options Issued	30,000	$183.33

Options Forfeited	--	--

Options Cancelled	(12,500)	$180.00

Options Exercised	--	--

Options Outstanding November 29, 2008	429,500	$181.36

The following table summarizes information about the stock options outstanding under the Plan as of November 29, 2008:

Option Units Outstanding			Option Units Exercisable
	Range of Exercise Prices	Number Outstanding at November 29, 2008	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at November 29, 2008
Tranche 1	$90.00 - 100.00	143,166	8.1	$94.07	33,333
Tranche 2	$180.00	143,167	8.1	$180.00	33,333
Tranche 3	$270.00	143,167	8.1	$270.00	33,334
		429,500			100,000

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan in Fiscal 2008 and Fiscal 2009:

	Six Months Ended November 29, 2008		Six Months Ended December 1, 2007

Risk-free interest rate	3.63-4.06%	%	4.11%
Expected volatility	35 – 42.5%	%	67%
Expected life	6.6 – 10.0 years		4.5 years
Contractual life	10 years		10 years
Expected dividend yield	0.0%		0.0
Fair value of option units granted
Tranche 1	$27.40		$56.65
Tranche 2	26.62		42.60
Tranche 3	23.34		33.13

11. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s incremental borrowing rate.

There were no impairment charges recorded during the six and three month periods ended November 29, 2008.  Impairment charges recorded during each of the six and three month periods ended December 1, 2007 amounted to $7.4 million and $6.8 million, respectively.  The majority of the impairment charges for both the six and three month periods ended December 1, 2007 are related to the impairment of favorable leases in the amount of $4.7 million related to six of the Company’s stores.  The Company also impaired $1.1 million of leasehold improvements and $1.0 million of furniture and fixtures related to ten of the Company’s stores for both the six and three month periods ended December 1, 2007.  During the first quarter of Fiscal 2008, the Company recorded $0.6 million of impairment charges related to idle equipment.  These impairment charges are primarily related to a decline in operating performance of these stores.

12.  Comprehensive Income/(Loss)

The Company accounts for comprehensive income/(loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  For the six and three month period ended November 29, 2008 and the six and three month period ended December 1, 2007, comprehensive income/(loss) consisted of net income/(loss).

13. Other Revenue

Other revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration, dormancy and other service charges and other miscellaneous items.  Layaway, alteration, dormancy and other service charges (“Service Fees”) amounted to $5.2 million and $3.4 million for the six and three month periods ended November 29, 2008, respectively, compared with $6.6 million and $4.2 million for the six and three month periods ended December 1, 2007, respectively.  The decrease in Service Fees is related to the Company’s decision to cease charging dormancy service fees on outstanding balances of store value cards (refer to Note 14 of the Company’s Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion regarding store value cards).  Dormancy service fees contributed $1.8 million and $1.2 million to the Service Fees for the six and three month period ended December 1, 2007, respectively.

 Rental income from leased departments amounted to $3.6 million and $2.0 million for each of the six and three month periods ended November 29, 2008, respectively, compared with $3.5 million and $2.0 million for each of the six and three month periods ended December 1, 2007, respectively. Subleased rental income and other miscellaneous revenue items amounted to $5.5 million and $2.5 million for the six and three month periods ended November 29, 2008, respectively, compared with $5.8 million and $2.9 million for the six and three month periods ended December 1, 2007, respectively.

14.  Store Value Cards

Store value cards include gift cards and store credits issued from merchandise returns.  Store value cards are recorded as a current liability upon the initial sale, and revenue is recognized when the store value card is redeemed for merchandise.  Store value cards issued by the Company do not have an expiration date and are not redeemable for cash.  Beginning in September of 2006 through December 29, 2007, if a store value card remained inactive for greater than thirteen months, the Company assessed the recipient a monthly dormancy service fee, where allowed by law, which was automatically deducted from the remaining value of the card.   Dormancy service fee income was recorded as part of the line item “Other Revenue” in the Company’s Condensed Consolidated Statements of Operations.

Early in Fiscal 2008, the Company determined it had accumulated adequate historical data to determine a reliable estimate of the amount of gift cards that would not be redeemed.  The Company formed a corporation in Virginia (BCF Cards, Inc.) to issue the Company’s store value cards commencing December 29, 2007 and upon the formation of BCF Cards, Inc., the Company discontinued assessing a dormancy service fee on inactive store value cards.   Instead, during the third quarter of Fiscal 2008, the Company began estimating and recognizing store value card breakage income in proportion to actual store value card redemptions and records such income in the line item “Other Income, Net” in the Company’s Condensed Consolidated Statements of Operations. The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.  For the six and three months ended November 29, 2008, the Company recorded $1.6 million and $0.8 million, respectively, of store value card breakage income.

15.  Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company has identified operating segments at the store level. However, due to the similar economic characteristics of the stores, the Company has aggregated the stores into one reporting segment operating within the United States.

16.  Acquisition of Value City Leases

 On October 3, 2007, Burlington Coat Factory Warehouse Corporation and certain wholly-owned subsidiaries (“Burlington”) entered into an Agreement to Acquire Leases and Lease Properties (the “Agreement”) from  Retail Ventures, Inc., an Ohio corporation (“RVI”), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (“Value City” or “VCDS”), and GB Retailers, Inc., a Delaware corporation (“GB Retailers” and, together with VCDS, the “VCDS Tenants”), and from Schottenstein Stores Corporation (“SSC”) and certain affiliates of SSC (collectively with SSC, the “SSC Landlords”). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the “Value City Entities.”

As of November 29, 2008, the Company was still in negotiation with landlords related to one of the original 24 leases and six of the original 24 leases have been removed from the transaction.   Included in the seventeen leases that have been finalized, the Company made arrangements to transfer ten of the locations to the landlords thereof and entered into leases for such locations with such landlords, thus reducing the aggregate purchase price of the entire transaction from $16.0 million to $7.0 million.

17.  Commitments and Contingencies

The Company is party to various litigation matters arising in the ordinary course of business. The ultimate legal and financial liability of the Company with respect to such litigation cannot be estimated with certainty, but management believes, based on its examination of these matters, experience to date and discussions with counsel, that the ultimate liability from the Company’s various litigation matters will not be material to the business, financial condition, results of operations or cash flows of the Company.

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of November 29, 2008, the Company committed to six new lease agreements for locations at which stores are expected to be opened in Fiscal 2009.  The six new stores are expected to have minimum lease payments of $1.1 million, $4.3 million, $4.3 million, $4.3 million, and $30.5 million for the remainder of Fiscal 2009, and the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and all subsequent years thereafter, respectively.

The Company had letter of credit arrangements with various banks in the amount of $44.3 million and $28.6 million guaranteeing performance under various lease agreements, insurance contracts and utility agreements at November 29, 2008 and December 1, 2007, respectively.

Additionally, the Company has an outstanding letter of credit in the amount of $2.4 million and $3.4 million at November 29, 2008 and December 1, 2007, respectively, guaranteeing its Industrial Revenue Bonds.  The Company also has outstanding letters of credit agreements in the amount of $11.4 million and $13.2 million at November 29, 2008 and December 1, 2007, respectively, related to certain merchandising agreements.

18.  Subsequent Events

In an effort to better align the Company’s resources with its business objectives, the Company has reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance. The Company has been progressing on a number of initiatives to provide improved tools and business processes to the organization.  In light of the challenging economic and retail sales environments, the Company has accelerated the implementation of several initiatives, including some that have resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This has resulted in the planned reduction of the Company’s workforce in its corporate office and its stores of approximately 2,300 positions, or slightly less than 9% of the Company’s total workforce. This reduction in the Company’s workforce will result in a severance charge during the third quarter of Fiscal 2009 of less than $2.0 million.

As a result of these various initiatives, the Company plans to reduce its cost structure in excess of $45 million during the last two quarters of Fiscal 2009. The majority of these savings are anticipated to result from a more effective management structure and payroll management in the stores and a reduction of payroll costs of the Company’s corporate functions.  The Company believes this will allow the business to run more efficiently without sacrificing the Company’s ability to serve its customers.

The Company will continue to pursue its growth plans and invest in capital projects that meet the Company’s required financial hurdles. However, given the uncertainty of the economy, prudent management of inventory and expenses will remain a strategic initiative.

19. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”).   SFAS No. 141R applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.   SFAS No. 141R also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company expects SFAS No. 141R will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R.  This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted.  The Company currently does not have a non-controlling interest in any subsidiaries, but will continue to evaluate the impact of SFAS No. 160 on its future Condensed Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”).   SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company is in the process of evaluating the impact of SFAS No. 161 on its Condensed Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).   This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company is in the process of evaluating the impact of SFAS No. 162 on its Condensed Consolidated Financial Statements.

In October 2008, SFAS 157 was amended by FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (“FSP SFAS 157-3”).  This FSP is effective upon issuance and amends FASB Statement No. 157, “Fair Value Measurements,” to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive.  FSP SFAS 157-3 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In June 2008, the FASB ratified EITF No. 08-3 “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”).  EITF 08-3 mandates that maintenance deposits that may not be refunded should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  This EITF is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company is in the process of evaluating the impact of EITF 08-3 on its Condensed Consolidated Financial Statements.

20. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 .1% Senior Notes due 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of November 29, 2008

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$123	$40,245	$-	$40,368
Restricted Cash and Cash Equivalents	-	-	2,669	-	2,669
Investments	-	-	26,105		26,105
Accounts Receivable	-	43,783	22,533	-	66,316
Merchandise Inventories	-	1,341	927,034	-	928,375
Deferred Tax Asset	-	14,124	40,014	-	54,138
Prepaid and Other Current Assets	-	10,883	14,868	-	25,751
Prepaid Income Tax	-	3,571	-	(534)	3,037
Assets Held for Sale	-	-	-	-

Total Current Assets	-	73,825	1,073,468	(534)	1,146,759

Property and Equipment - Net of Accumulated Depreciation	-	57,457	868,140	-	925,597
Trademark	-	526,300	-		526,300
Net Favorable Lease	-	-	520,148		520,148
Goodwill	-	45,613	-		45,613
Other Assets	311,296	1,876,748	45,126	(2,147,909)	85,261

Total Assets	$311,296	$2,579,943	$2,506,882	$(2,148,443)	$3,249,678

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$615,612	$-	$-	$615,612
Income Taxes Payable	-	2,148	534	(534)	2,148
Other Current Liabilities	-	85,787	179,937	-	265,724
Current Maturities of Long Term Debt	-	6,557	1,718	-	8,275

Total Current Liabilities	-	710,104	182,189	(534)	891,759

Long Term Debt	-	1,322,752	126,264	-	1,449,016
Other Liabilities	-	17,592	136,779	(10,000)	144,371
Deferred Tax Liability	-	218,199	235,037	-	453,236

Stockholders' Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	459,434	459,434	1,467,331	(1,926,765)	459,434
(Accumulated Deficit)/ Retained Earnings	(148,138)	(148,138)	359,282	(211,144)	(148,138)

Total Stockholders' Equity	311,296	311,296	1,826,613	(2,137,909)	311,296

Total Liabilities and Stockholders' Equity	$311,296	$2,579,943	$2,506,882	$(2,148,443)	$3,249,678

 Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of May 31, 2008
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,114	$35,987	$-	$40,101
Restricted Cash and Cash Equivalents	-	-	2,692	-	2,692
Accounts Receivable, Net	-	20,930	6,207	-	27,137
Merchandise Inventories	-	1,354	718,175	-	719,529
Deferred Tax Assets	-	14,222	37,154	-	51,376
Prepaid and Other Current Assets	-	11,581	13,397	-	24,978
Prepaid Income Taxes	-	935	2,929	-	3,864
Assets Held for Disposal	-	-	2,816	-	2,816

Total Current Assets	-	53,136	819,357	-	872,493

Property and Equipment, Net of Accumulated Depreciation	-	58,906	860,629	-	919,535
Tradename	-	526,300	-	-	526,300
Favorable Leases, Net of Accumulated Amortization	-	-	534,070	-	534,070
Goodwill	-	42,775	-	-	42,775
Other Assets	323,524	1,705,185	21,025	(1,980,415)	69,319

Total Assets	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$-	$337,040	$-	$-	$337,040
Income Taxes Payable	-	4,256	1,548	-	5,804
Other Current Liabilities	-	128,597	110,269	-	238,866
Current Maturities of Long Term Debt	-	2,057	1,596	-	3,653

Total Current Liabilities	-	471,950	113,413	-	585,363

Long Term Debt	-	1,352,557	127,674	-	1,480,231
Other Liabilities	-	17,550	103,226	(10,000)	110,776
Deferred Tax Liability	-	220,721	243,877	-	464,598

Stockholders’ Equity:	-	-	-	-	-

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	457,371	457,371	1,352,271	(1,809,642)	457,371
(Accumulated Deficit)/ Retained Earnings	(133,847)	(133,847)	294,620	(160,773)	(133,847)

Total Stockholders’ Equity	323,524	323,524	1,646,891	(1,970,415)	323,524

Total Liabilities and Stockholders’ Equity	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Six Months Ended November 29, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$1,962	$1,707,463	$-	$1,709,425
Other Revenue	-	(488)	14,780	-	14,292

Total Revenue	-	1,474	1,722,243	-	1,723,717

COSTS AND EXPENSES:
Cost of Sales	-	1,189	1,040,985	-	1,042,174
Selling and Administrative Expenses	-	72,246	499,660	-	571,906
Depreciation	-	13,488	48,225	-	61,713
Amortization	-	4,914	16,851	-	21,765
Impairment Charges	-	-	-	-	-
Interest Expense	-	45,789	8,349	-	54,138
Other Income, Net	-	(760)	(2,078)	-	(2,838)
Loss (Earnings) from Equity Investment	14,291	(64,662)	-	50,371	-
	14,291	72,204	1,611,992	50,371	1,748,858

(Loss) Income Before (Benefit) Provision for Income Taxes	(14,291)	(70,730)	110,251	(50,371)	(25,141)
(Benefit) Provision for Income Taxes	-	(56,439)	45,589	-	(10,850)
Net (Loss) Income	$(14,291)	$(14,291)	$64,662	$(50,371)	$(14,291)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations (All amounts in thousands)

	For the Three Months Ended November 29, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$540	$1,001,849	$-	$1,002,389
Other Revenue	-	(588)	8,491	-	7,903

Total Revenue	-	(48)	1,010,340	-	1,010,292

COSTS AND EXPENSES:
Cost of Sales	-	305	602,642	-	602,947
Selling and Administrative Expenses	-	35,480	270,714	-	306,194
Depreciation	-	6,988	24,346	-	31,334
Amortization	-	2,457	8,626	-	11,083
Impairment Charges	-	-	-	-	-
Interest Expense	-	23,593	4,171	-	27,764
Other Income, Net	-	(411)	115	-	(296)
Loss (Earnings) from Equity Investment	(18,177)	(57,270)	-	75,447	-
	(18,177)	11,142	910,614	75,447	979,026

(Loss) Income Before (Benefit) Provision for Income Taxes	18,177	(11,190)	99,726	(75,447)	31,266

(Benefit) Provision for Income Taxes	-	(29,367)	42,456	-	13,089
Net (Loss) Income	$18,177	$18,177	$57,270	$(75,447)	$18,177

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations (All amounts in thousands)

	For the Six Months Ended December 1, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$1,866	$1,623,469	$-	$1,625,335
Other Revenue	-	1,992	13,871	-	15,863
	-	3,858	1,637,340	-	1,641,198

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	1,149	999,789	-	1,000,938
Selling and Administrative Expenses	-	65,420	463,868	-	529,288
Depreciation	-	13,154	48,448	-	61,602
Amortization	-	8,254	13,126	-	21,380
Impairment Charges	-	-	7,379	-	7,379
Interest Expense	-	59,345	7,565	-	66,910
Other (Income), Net	-	(802)	(1,699)	-	(2,501)
Equity in (Earnings) Loss of Subsidiaries	27,222	(59,041)	-	31,819	-
	27,222	87,479	1,538,476	31,819	1,684,996

Income (Loss) Before Provision (Benefit) for Income Taxes	(27,222)	(83,621)	98,864	(31,819)	(43,798)
Provision (Benefit) for Income Taxes	-	(56,399)	39,823	-	(16,576)
Net Income (Loss)	$(27,222)	$(27,222)	$59,041	$(31,819)	$(27,222)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations (All amounts in thousands)

	For the Three Months Ended December 1, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$1,109	$945,457	$-	$946,566
Other Revenue	-	1,350	7,735	-	9,085
	-	2,459	953,192	-	955,651

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	687	556,476	-	557,163
Selling and Administrative Expenses	-	33,487	244,914		278,401
Depreciation	-	7,295	23,550	-	30,845
Amortization	-	5,769	4,860	-	10,629
Impairment Charges	-	-	6,826	-	6,826
Interest Expense	-	29,851	3,834	-	33,685
Other (Income), Net	-	(417)	(1,432)	-	(1,849)
Equity in (Earnings) Loss of Subsidiaries	(23,173)	(68,698)	-	91,871	-
	(23,173)	7,974	839,028	91,871	915,700

Income (Loss) Before Provision (Benefit) for Income Taxes	23,173	(5,515)	114,164	(91,871)	39,951
Provision (Benefit) for Income Taxes	-	(28,688)	45,466	-	16,778
Net Income (Loss)	$23,173	$23,173	$68,698	$(91,871)	$23,173

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Six Months Ended November 29, 2008
	Holdings	BCFW	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net Cash (Used In) Provided by Operating Activities	$-	$35,914	$98,162	$-	$134,076

INVESTING ACTIVITIES
Acquisition of Property and Equipment	-	(14,382)	(62,595)	-	(76,977)
Lease Rights Acquired			(2,298)		(2,298)
Investment in Money Market			(56,294)		(56,294)
Redemption of Money Market Fund			28,522		28,522
Investing Activity-Other	-	77	51	-	128

Net Cash Used in Investing Activities	-	(14,305)	(92,614)	-	(106,919)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	501,451	-	-	501,451
Principal Payments on Long Term Debt	-	-	(1,290)	-	(1,290)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(527,051)	-	-	(527,051)

Net Cash Provided By (Used In) Financing Activities	-	(25,600)	(1,290)	-	(26,890)

Increase in Cash and Cash Equivalents	-	(3,991)	4,258	-	267
Cash and Cash Equivalents at Beginning of Period	-	4,114	35,987	-	40,101

Cash and Cash Equivalents at End of Period	$-	$123	$40,245	$-	$40,368

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Six Months Ended December 1, 2007
	Holdings	BCFW	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$63,944	$60,560	$-	$124,504

INVESTING ACTIVITIES
Acquisition of Property and Equipment - Continuing Operations	-	(10,400)	(36,703)	-	(47,103)
Proceeds Received from Sales of Assets Held for Sale	-	-	-	-	-
Investing Activity-Other	-	(36)	121	-	85
Net Cash Used in Investing Activities	-	(10,436)	(36,582)	-	(47,018)

FINANCING ACTIVITIES
Proceeds from Long -Term Debt – ABL Senior Secured Revolving Facility	-	292,001	-	-	292,001
Principal Payments on Long Term Debt	-	-	(1,181)	-	(1,181)
Principal Payments on Long Term Loan	-	(11,443)	-	-	(11,443)
Principal Payments on Long Term Debt – ABL Senior Secured Revolving Facility	-	(347,301)	-	-	(347,301)
Payment of Dividends	(625)	(625)	-	625	(625)
Receipt of Dividends	625	-	-	(625)	-
Net Cash Used in Financing Activities	-	(67,368)	(1,181)	-	(68,549)
(Decrease) Increase in Cash and Cash Equivalents	-	(13,860)	22,797	-	8,937
Cash and Cash Equivalents at Beginning of Period	-	20,035	13,843	-	33,878
Cash and Cash Equivalents at End of Period	$-	$6,175	$36,640	$-	$42,815

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation (“BCFWC”) and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter “we” or “our” or “Holdings”). The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the twelve month period ended May 31, 2008 ("2008 10-K"). Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

We define the 2009 fiscal year (“Fiscal 2009”) and the 2008 fiscal year (“Fiscal 2008”) as the twelve month period ending on May 30, 2009 and the twelve month period ending on May 31, 2008, respectively.

Overview

We experienced an increase in net sales for the three months ended November 29, 2008 compared with the three months ended December 1, 2007.  Net sales were $1,002.4 million for the three months ended November 29, 2008 compared with $946.6 million for the three months ended December 1, 2007, a 5.9% increase.  The increase is primarily the result of 38 new stores, exclusive of five store closures (33 new stores, net of store closures), opened between December 2, 2007 and November 29, 2008 and the impact of the $10.7 million barter transaction that occurred during the three months ended November 29, 2008.  These improvements in net sales are partially offset by a 2.1% comparative store sales decrease from the comparative period of a year ago.

Our gross margin as a percentage of sales decreased to 39.8% from 41.1% during the three month period ended November 29, 2008 compared with the three month period ended December 1, 2007.  The decrease in gross margin as a percentage of sales is due to increased markdowns during the three month period ended November 29, 2008 compared with the three month period ended December 1, 2007 and the barter transaction that we entered into during the three months ended November 29, 2008.  The increased markdowns are inclusive of $11.5 million of incremental markdowns for Fall seasonal product, which negatively impacted our gross margin rate by 1.2%.  The barter transaction resulted in $10.7 million of sales at no gross margin (Refer to Note 9 to the Condensed Consolidated Financial Statements entitled “Barter Transactions” for further discussion).

We recorded net income of $18.2 million for the three month period ended November 29, 2008 compared with net income of $23.2 million for the three month period ended December 1, 2007.  The decrease in our operating results of $5.0 million during the three months ended November 29, 2008 compared with the three months ended December 1, 2007 is primarily attributable to increased markdowns and increased selling and administrative expenses.  These increases are partially offset by decreased interest expense, decreased impairment charges and positive contributions from new stores opened in Fiscal 2009.

We experienced an increase in net sales for the six months ended November 29, 2008 compared with the six months ended December 1, 2007.  Net sales were $1,709.4 million for the six months ended November 29, 2008 and $1,625.3 million for the six months ended December 1, 2007, a 5.2% increase.  The increase is primarily the result of 33 new stores, net of closures, opened between December 2, 2007 and November 29, 2008 and a net increase in barter sales of $5.5 million for the six months ended November 29, 2008 compared with the six months ended December 1, 2007.  These increases are partially offset by a 1.1% comparative store sales decrease from the comparative period of a year ago.

Our gross margin as a percentage of sales increased to 39.0% from 38.4% during the six month period ended November 29, 2008 compared with the six month period ended December 1, 2007.  The improvement in gross margin as a percentage of sales is primarily due to fewer markdowns during the six months ended November 29, 2008 compared with the six months ended December 1, 2007 and improved initial markups which are the result of lower costs associated with better negotiating and buying efforts.  The decrease in markdowns for the six months ended November 29, 2008 compared with the six months ended December 1, 2007 is the result of a shift in the timing of markdowns of $16.9 million which were accelerated into the fourth quarter of Fiscal 2008, partially offset by $11.5 million of incremental markdowns for Fall seasonal product.

The improvement in markdowns is primarily related to our taking $16.9 million of markdowns during the fourth quarter of Fiscal 2008.  Those markdowns were historically taken during the first quarter of our fiscal year.  However, based on the needs of the business at the end of Fiscal 2008, we took the markdowns sooner than we historically had taken them.  Therefore, there were fewer markdowns during the six months ended November 29, 2008 compared with the six months ended December 1, 2007.

We recorded a net loss of $14.3 million for the six month period ended November 29, 2008 compared with a net loss of $27.2 million for the six month period ended December 1, 2007.  The improvement in our operating results during the six months ended November 29, 2008 compared with the six months ended December 1, 2007 is primarily attributable to less interest expense and lower impairment charges during the six months ended November 29, 2008 compared with the six months ended December 1, 2007.  The improvements noted above in our operating results are partially offset by increased selling and administrative expenses.

Current Conditions

Store Openings, Closings, and Relocations. During the six months ended November 29, 2008, we opened 33 new Burlington Coat Factory Warehouse Stores (“BCF” stores) and closed three BCF stores, two of which were in locations within the same trading market as two of the new stores that we opened.  As of November 29, 2008, we operated 427 stores under the names "Burlington Coat Factory Warehouse" (409 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (fifteen stores) and "Super Baby Depot" (one store).  We have reduced our planned new store openings for the remainder of Fiscal 2009 and have committed to only six new lease agreements for stores to be opened during the remainder of Fiscal 2009.  In addition to the planned new store openings, during the second half of Fiscal 2009, we are planning to remodel three of our existing stores, which were damaged by hurricanes this past fall.

Ongoing Initiatives.  We continue to focus on a number of ongoing initiatives aimed at improving our comparative store sales, and ultimately, our operating results.  These initiatives include, but are not limited to:

•	Developing and enhancing our strategies related to improving our merchandise flow and improving our inventory allocation process to place trend right merchandise in the right stores at the right time;

•
Implementing several logistics initiatives including a new warehouse management system, enhancements to our distribution centers and improvements in productivity.  We believe that the implementation of these initiatives will enable us to reduce costs and improve service levels in both the short term as well as over the long term;

•	Working to derive insights into our customers' purchasing behavior from our recently implemented customer relationship database; and

•	Implementing various process improvements and standard operating procedures to improve the efficiencies of our stores.

Subsequent Events. In an effort to better align our resources with our business objectives, we have reviewed all areas of the business to identify efficiency opportunities to enhance our organization’s performance. We have been progressing on a number of initiatives to provide improved tools and business processes to the organization.  In light of the challenging economic and retail sales environments, we have accelerated the implementation of several initiatives, including some that have resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.   This has resulted in the planned reduction of our workforce in our corporate office and our stores of approximately 2,300 positions, or slightly less than 9% of our total workforce. This reduction in our workforce will result in a severance charge during the third quarter of Fiscal 2009 of less than $2.0 million.

As a result of these various initiatives, we plan to reduce our cost structure in excess of $45 million during the last two quarters of Fiscal 2009. The majority of these savings are anticipated to result from a more effective management structure and payroll management in the stores and a reduction of payroll costs of our corporate functions.  We believe this will allow us to run the business more efficiently without sacrificing our ability to serve our customers.

We will continue to pursue our growth plans and invest in capital projects that meet our required financial hurdles. However, given the uncertainty of the economy, prudent management of inventory and expenses will remain a strategic initiative.

    General Economic Conditions.  Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  During the second quarter of Fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers, including us. In response to this, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent. If these adverse economic trends worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to us regarding general economic conditions, please refer to Part II, Item 1A of this report entitled “Risk Factors.”

Key Performance Measures

Management considers numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, earnings before interest, taxes, depreciation, amortization and impairment (which we define as “EBITDA”), gross margin, inventory levels, inventory turnover, liquidity and comparative store payroll.

Comparative Store Sales. Comparative store sales measures performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  The method of calculating comparative store sales varies across the retail industry.  We define comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately one year and two months).  Existing stores whose square footage has been changed by more than 20% and relocated stores (except those relocated within the same shopping center) are classified as new stores for comparative store sales purposes.  We experienced a decrease in comparative store sales of 1.1% and 2.1% during the six and three month periods ended November 29, 2008, respectively, compared with the six and three month periods ended December 1, 2007.

Various factors affect comparative store sales, including, but not limited to, current economic conditions, weather conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.  While any and all of these factors can impact comparative store sales, we believe that the decrease in comparative store sales in the six and three month periods ended November 29, 2008 as compared with the six and three months ended December 1, 2007 is primarily attributable to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

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

EBITDA for the six months ended November 29, 2008 decreased slightly compared with EBITDA for the six months ended December 1, 2007.  For the six months ended November 29, 2008, EBITDA was $112.5 million compared with $113.5 million for the six months ended December 1, 2007.  Refer to the Company’s discussion below under the title “Results of Operations” for further information related to our sales, cost of sales and selling and administrative expenses, which are the primary drivers of EBITDA.

EBITDA for the three months ended November 29, 2008 compared with the three months ended December 1, 2007 decreased $20.5 million.  EBITDA contribution from new store gross margin was offset by the effect of negative comparative store sales and higher markdown expense.  Selling and administrative costs increased as a result of new stores that were opened in Fiscal 2009 and as a result of increased occupancy expenses and increased benefits, offset in part by decreased comparative store payroll for stores opened prior to Fiscal 2009.  Other income and other revenue decreased primarily as a result of a loss on our investment in a money market fund.

The following table shows our calculation of EBITDA for the six and three months ended November 29, 2008 and December 1, 2007:

	Six Months Ended		Three Months Ended
	November 29, 2008	December 1, 2007	November 29, 2008	December 1, 2007

Net (Loss) Income	$(14,291)	$(27,222)	$18,177	$23,173

Interest Expense	54,138	66,910	27,764	33,685
Income Tax (Benefit)/ Provision	(10,850)	(16,576)	13,089	16,778
Depreciation	61,713	61,602	31,334	30,845
Impairment Charges	--	7,379	--	6,826
Amortization	21,765	21,380	11,083	10,629

EBITDA	$112,475	$113,473	$101,447	$121,936

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. For the six month period ended November 29, 2008 compared with the six month period ended December 1, 2007, we experienced an increase in gross margin as a percentage of sales from 38.4% to 39.0%.  The improvement in gross margin as a percentage of sales is primarily due to fewer markdowns during the six months ended November 29, 2008 compared with the six months ended December 1, 2007 and improved initial markups which are the result of lower costs associated with better negotiating and buying efforts.

The improvement in markdowns is primarily related to our taking $16.9 million of markdowns during the fourth quarter of Fiscal 2008.  Those markdowns were historically taken during the first quarter of our fiscal year.  However, based on the needs of the business at the end of Fiscal 2008, we took the markdowns sooner than we historically had taken them.  Therefore, there are fewer markdowns during the six months ended November 29, 2008 compared with the six months ended December 1, 2007.

For the three month periods ended November 29, 2008 and December 1, 2007, the gross margin as a percentage of sales decreased to 39.8% from 41.1%.  This decrease is due primarily to increased markdowns during the three months ended November 29, 2008 compared with the three months ended December 1, 2008 and the barter transaction which contributed $10.7 million of sales at no gross margin.  Refer to the discussion below under “Results of Operations” regarding cost of sales for further information related to our gross margin.

Inventory Levels.  Inventory levels are monitored by management to assure that our stores are properly stocked to service customer needs while at the same time assuring that stores are not over-stocked which would necessitate increased markdowns to move slow-selling merchandise. At November 29, 2008, inventory was $928.4 million versus $870.9 million at December 1, 2007. This increase in inventory is primarily due to the opening of 33 new stores, net of store closures, during the period of December 2, 2007 through November 29, 2008.  Average store inventory at November 29, 2008 decreased approximately 1.6% to $2.2 million.

Inventory Turnover. Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns would be necessary to sell the inventory. Inventory turnover is calculated by dividing the net sales before sales discounts by the average retail inventory for the period being measured. The annualized inventory turnover rate during the first six months of Fiscal 2009 is consistent with the annualized inventory turnover rate during the first six months of Fiscal 2008 at 2.3 turns per year.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced a decrease in cash flow of $8.7 million during the six month period ended November 29, 2008 compared with the six month period ended December 1, 2007 primarily due to increased capital expenditures largely driven by new store growth, and the redesignation of cash and cash equivalents to investments in money market funds, offset in part by lower net borrowings on our ABL Line of Credit and improved operating results.  Cash and cash equivalents increased $0.3 million to $40.4 million during the six months ended November 29, 2008 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at November 29, 2008 was $252.3 million compared with $198.4 million at December 1, 2007.  This increase in working capital is primarily attributable to increased inventory levels as a result of the opening of 33 new stores, net of store closures, from December 2, 2007 through November 29, 2008.

Comparative Store Payroll.  Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year. We define our comparative store payroll as stores which were opened for an entire week both in the previous year and the current year.  Comparative store payroll decreased 5.1% and 5.2 % for the six and three months ended November 29, 2008, respectively, compared with the six and three months ended December 1, 2007 as a result of various process improvements and standard operating procedures that have been implemented to improve the efficiencies of our stores, including, but not limited to, the cash office, baby depot and receiving areas within our stores.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long lived assets, intangible assets, goodwill impairment, insurance, sales returns, allowances for doubtful accounts and income taxes. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Our critical accounting policies and estimates are consistent with those disclosed in our 2008 10-K.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the six and three month periods ended November 29, 2008 and December 1, 2007.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	(unaudited)		(unaudited)
	November 29,	December 1,	November 29,	December 1,
	2008	2007	2008	2007

Net Sales	100%	100%	100%	100%

Other Revenue	0.8	1.0	0.8	1.0

Cost of Sales	61.0	61.6	60.2	58.9

Selling & Administrative Expenses	33.5	32.6	30.6	29.4

Depreciation	3.6	3.8	3.1	3.3

Amortization	1.3	1.3	1.1	1.1

Interest Expense	3.1	4.1	2.8	3.6

Impairment Charges	--	0.5	--	0.7

Other (Income), Net	(0.2)	(0.2)	(0.1)	(0.2)

(Loss) Income before Income Taxes	(1.5)	(2.7)	3.1	4.2

Income Tax (Benefit) Expense	(0.6)	(1.0)	1.3	1.8

Net (Loss) Income	(0.9%)	(1.7%)	1.8%	2.4%

Three Month Period Ended November 29, 2008 compared with Three Month Period Ended December 1, 2007

Net Sales

Consolidated net sales increased $55.8 million (5.9%) to $1,002.4 million for the three month period ended November 29, 2008 compared with the three month period ended December 1, 2007.   The primary driver resulting in the increase in net sales is due to an increase in non-comparative store sales for the three months ended November 29, 2008 compared with the three months ended December 1, 2007.  From December 2, 2007 through November 29, 2008, we opened 33 new stores, net of store closures.  New stores opened in Fiscal 2009 contributed additional sales of $67.4 million while stores opened in Fiscal 2008 contributed incremental non-comparative sales of $5.0 million.

Additionally, during the three months ended November 29, 2008, we entered into a barter agreement which contributed net sales of $10.7 million (as more fully described in Note 9 to our Condensed Consolidated Financial Statements entitled “Barter Transactions”).  There were no net sales from barter transactions during the three months ended December 1, 2007.

These increases were partially offset by a comparative stores sales decrease of 2.1% for the three month period ended November 29, 2008 due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration, dormancy, and other service charges and miscellaneous revenue items) decreased to $7.9 million for the three month period ended November 29, 2008 compared with $9.1 million for the three month period ended December 1, 2007. This decrease is primarily related to our decision during the third quarter of Fiscal 2008 to cease charging dormancy service fees on outstanding store value cards, which were recorded in the line item “Other Revenue” in our Condensed Consolidated Statements of Operations, and begin recording store value card breakage income in the line item “Other Income” in our Condensed Consolidated Statements of Operations.  These dormancy service fees contributed an additional $1.2 million to the line item “Other Revenue” in our Condensed Consolidated Statements of Operations for the three months ended November 29, 2008 compared with the three months ended December 1, 2007.  We now recognize breakage income related to outstanding store value cards in the line item “Other Income, Net” in our Condensed Consolidated Statements of Operations (refer to Note 14 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion).

Cost of Sales

Cost of sales increased $45.8 million (8.2%) for the three month period ended November 29, 2008 compared with the three month period ended December 1, 2007. Cost of sales as a percentage of net sales increased to 60.2% during the three months ended November 29, 2008 from 58.9% during the three months ended December 1, 2007.  The increase in cost of sales as a percentage of net sales for the three months ended November 29, 2008 compared with the three months ended December 1, 2007 was primarily related to increased markdowns during the three months ended November 29, 2008 compared with the three months ended December 1, 2007 and the impact of the barter transaction that we entered into in November of 2008.  This transaction resulted in $10.7 million of net sales at no gross margin.  The increased markdowns are inclusive of $11.5 million of incremental markdowns for Fall seasonal product, which negatively impacted our gross margin rate by 1.2%.

 Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the “Selling and Administrative Expenses” and “Depreciation” line items in our Condensed Consolidated Statements of Operations. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.

Selling and Administrative Expenses

Selling and administrative expenses increased $27.8 million (10.0%) during the three months ended November 29, 2008 compared with the three months ended December 1, 2007. The increase is primarily driven by an increase in occupancy related costs (rent, utilities, repairs and maintenance, and real estate taxes) of $15.6 million, an increase in benefit costs of $6.5 million and an increase in payroll and payroll taxes of $5.3 million.

The increase in occupancy related costs of $15.6 million is primarily related to new store openings.  New stores opened in Fiscal 2009 accounted for $8.8 million of the total increase.  Stores opened in Fiscal 2008 that were not operating for a full quarter incurred incremental occupancy costs during the three months ended November 29, 2008 of $1.1 million.  Excluding the impact of new store openings, electric expense increased $1.9 million and janitorial services increased $2.4 million during the three months ended November 29, 2008 compared with the three months ended December 1, 2007.  The increase in electric expense is related to rate increases.  The increase in janitorial service is related to our initiative to replace janitorial payroll with a third party provider.  The increase in janitorial service expense is offset by decreases in our comparative store payroll as noted below.

The increase in benefit costs is primarily driven by an accrual reduction related to employee incentives during the three months ended December 1, 2007 which resulted in a credit to our selling and administrative expenses during that period.  During the three months ended November 29, 2008, we did not record a comparable credit.

The increase in payroll and payroll related costs of $5.3 million is primarily related to new store openings, partially offset by a decrease in comparative store payroll.  New stores opened in Fiscal 2009 contributed $9.2 million of payroll and payroll related costs during the three months ended November 29, 2008.  Stores opened in Fiscal 2008 that were not operating for a full year incurred incremental payroll and payroll related costs during the three months ended November 29, 2008 of $0.6 million.  These increases were offset by various process improvements and standard operating procedures that have been implemented to improve the efficiencies of our stores, including, but not limited to, the cash office, baby depot and receiving areas within our stores and the reduction of janitorial payroll in conjunction with our initiative to replace janitorial payroll with a third party provider.  These initiatives resulted in a decrease in comparative store payroll of $5.1 million during the three months ended November 29, 2008.

Depreciation

Depreciation expense related to the depreciation of fixed assets remained relatively consistent with the comparative period. Depreciation expense amounted to $31.3 million in the three month period ended November 29, 2008 compared with $30.8 million in the three month period ended December 1, 2007.

Amortization

Amortization expense related to the amortization of favorable and unfavorable leases and deferred debt charges remained relatively consistent with the prior period.  Amortization expense was $11.1 million for the three month period ended November 29, 2008 compared with $10.6 million for the three month period ended December 1, 2007.

Impairment Charges

There were no impairment charges for the three months ended November 29, 2008.  Impairment charges of $6.8 million during the three months ended December 1, 2007 pertained to certain long-lived assets related to ten of the Company’s stores.

Interest Expense

Interest Expense was $27.8 million and $33.7 million for the three month periods ended November 29, 2008 and December 1, 2007, respectively. The decrease in interest expense is primarily related to lower interest rates on our ABL Senior Secured Revolving Facility (“ABL Line of Credit”) and our Senior Secured Term Loan Facility (“Term Loan”) during the three months ended November 29, 2008 compared with the three months ended December 1, 2007 and to decreases in the fair market value of our interest rate cap agreements.  These decreases were partially offset by interest incurred on increased borrowings under our ABL Line of Credit during the three months ended November 29, 2008 compared with the three months ended December 1, 2007.  The average balance on our ABL Line of Credit was $290.1 million during the three months ended November 29, 2008 compared with an average balance of $200.6 million for the three months ended December 1, 2007.

The average interest rates on our ABL Line of Credit for the three months ended November 29, 2008 and for the three months ended December 1, 2007 were 4.7% and 7.2%, respectively.  The average interest rates on our Term Loan for the three months ended November 29, 2008 and December 1, 2007 were 5.1 % and 7.8%, respectively. Adjustments of the interest rate cap contracts to fair value amounted to losses of $0.2 million for both the three month periods ended November 29, 2008 and December 1, 2007, which are recorded as “Interest Expense” in our Condensed Consolidated Statement of Operations.

Other Income, Net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $1.6 million to $0.3 million for the three month period ended November 29, 2008 compared with the three month period ended December 1, 2007.  This decrease is primarily related the loss on the investment in a money market fund of $1.7 million (refer to Note 5 to our Condensed Consolidated Financial Statements entitled “Fair Value Measurements” for further discussion) and lower insurance recoveries in the amount of $0.4 million during the three months ended November 29, 2008 compared with the three months ended December 1, 2007.  Partially offsetting these decreases is the recording of breakage income of $0.8 million (Refer to Note 14 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion) during the three months ended November 29, 2008 and $0.3 million less of losses on the disposal of fixed assets during the three months ended November 29, 2008 compared with the three months ended December 1, 2007.

Income Tax Expense

Income tax expense was $13.1 million for the three month period ended November 29, 2008 and $16.8 million for the three months ended December 1, 2007. The effective tax rate for the three month period ended November 29, 2008 was 41.9%.  See discussion below on six months income tax benefit and Note 8 to our Condensed Consolidated Financial Statements entitled "Income Taxes."  The effective tax rate for the three month period ended December 1, 2007 was 42.0%..  The effective tax rates for both periods differ from their annual effective tax rates due to adjustments for the effects of the change in the estimated annual effective tax rates used in the first fiscal quarter of each fiscal year and discrete items recorded during the quarter.

Net  Income

Net Income amounted to $18.2 million for the three months ended November 29, 2008 compared with net income of $23.2 million for the three months ended December 1, 2007. The $5.0 million decline in net income for the three months ended November 29, 2008 compared with the three months ended December 1, 2007 is related to the negative impact of decreased comparative store sales, increased markdown expense and increased selling and administrative costs.  These decreases in our net income were partially offset by positive contributions from new stores.

Six Month Period Ended November 29, 2008 compared with Six Month Period Ended December 1, 2007

Net Sales

Consolidated net sales increased $84.1 million (5.2%) to $1,709.4 million for the six month period ended November 29, 2008 compared with the six month period ended December 1, 2007.  The increase in sales was primarily driven by an increase in non-comparative store sales for the six months ended November 29, 2008 compared with the six months ended December 1, 2007.  From December 2, 2007 through November 29, 2008, we opened 33 new stores, net of store closures.  Stores opened during Fiscal 2009 contributed $70.6 million to sales while stores opened during Fiscal 2008 contributed incremental non-comparative net sales of $41.9 million.

Additionally, we experienced a net increase in barter sales during the six months ended November 29, 2008 compared with the six months ended December 1, 2007.  During the six months ended November 29, 2008, we entered into our second barter agreement which contributed net sales of $10.7 million (as more fully described in Note 9 to our Condensed Consolidated Financial Statements entitled “Barter Transactions”).  During the six months ended December 1, 2007, we had entered into our first barter agreement which contributed $5.2 million to net sales during the period.

These increases in net sales were partially offset by a decrease in comparative store sales of 1.1% for the six month period ended November 29, 2008 due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy throughout the six months ended November 29, 2008.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alterations, dormancy and other service charges and miscellaneous revenue items) decreased to $14.3 million for the six month period ended November 29, 2008 compared with $15.9 million for the six month period ended December 1, 2007. This decrease is primarily related to our decision during the third quarter of Fiscal 2008 to cease charging dormancy service fees on outstanding store value cards, which was recorded in the line item “Other Revenue” in our Condensed Consolidated Statements of Operations, and begin recording store value card breakage income in the line item “Other Income” in our Condensed Consolidated Statements of Operations.   These dormancy service fees contributed an additional $1.8 million to the line item “Other Revenue” in our Condensed Consolidated Statements of Operations for the six months ended December 1, 2007 compared with the six months ended November 29, 2008.  We now recognize breakage income related to outstanding store value cards in the line item “Other Income, Net” in our Condensed Consolidated Statements of Operations (Refer to Note 14 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion).

Cost of Sales

Cost of sales increased $41.2 million (4.1%) for the six month period ended November 29, 2008 compared with the six month period ended December 1, 2007.  Cost of sales as a percentage of net sales decreased to 61.0% during the six months ended November 29, 2008 from 61.6% during the six months ended December 1, 2007.  The increase in cost of sales in dollars is related to the sales of 33 new stores, net of store closures, which were opened from December 2, 2007 through November 29, 2008. The decrease in cost of sales, as a percent of net sales is primarily related to fewer markdowns during the six months ended November 29, 2008 compared with the six months ended December 1, 2007 and improved initial markups which are the result of lower costs associated with better negotiating and buying efforts.  The decrease in markdowns for the six months ended November 29, 2008 compared with the six months ended December 1, 2007 is the result of a shift in the timing of markdowns of $16.9 million which were accelerated into the fourth quarter of Fiscal 2008, partially offset by $11.5 million of incremental markdowns for Fall seasonal product.

The improvement in markdowns is primarily related to our taking $16.9 million of markdowns during the fourth quarter of Fiscal 2008.  Those markdowns were historically taken during the first quarter of our fiscal year.  However, based on the needs of the business at the end of the fiscal year, we took the markdowns sooner than we historically had taken them.  Therefore, there are less markdowns during the six months ended November 29, 2008 compared with the six months ended December 1, 2007.

Selling and Administrative Expenses

Selling and administrative expenses increased $42.6 million (8.1%) from $529.3 million for the six months ended December 1, 2007 to $571.9 million for the six months ended November 29, 2008. The increase is primarily driven by an increase in occupancy related costs (rent, utilities, repairs and maintenance, and real estate taxes) of $25.4 million, an increase in payroll and payroll related costs of $7.4 million, an increase in advertising costs of $5.7 million, and an increase in benefit costs of $4.4 million.

The increase in occupancy related costs of $25.4 million is primarily related to new store openings.  New stores opened in Fiscal 2009 accounted for $14.3 million of the total increase.  Stores opened in Fiscal 2008 that were not operating for a full six months in Fiscal 2008 incurred incremental occupancy costs during the six months ended November 29, 2008 of $3.5 million.  After taking into account the impact of new stores, electric expense increased $3.1 million during the six months ended November 29, 2008 compared with the six months ended December 1, 2007 due to an increase in rates.  Finally, janitorial service increased $3.0 million, exclusive of new store impact, during the six months ended November 29, 2008 compared with the six months ended December 1, 2007 due to our initiative to replace janitorial payroll with a third party provider.  The increase in janitorial service expense is offset by decreases in our comparative store payroll as noted below.

The increase in payroll and payroll related costs of $7.4 million is primarily related to $12.3 million of payroll and payroll related costs of new store openings during the six months ended November 29, 2008.  Stores opened in Fiscal 2008 that were not operating for a full year incurred incremental payroll and payroll related costs during the six months ended November 29, 2008 of $4.7 million.  These increases were offset by a decrease in our comparative store payroll related to various process improvements and standard operating procedures that have been implemented to improve the efficiencies of our stores, including, but not limited to, the cash office, baby depot and receiving areas within our stores and the reduction of janitorial payroll in conjunction with our initiative to replace janitorial payroll with a third party provider.  These initiatives resulted in a decrease in comparative store payroll of $9.8 million during the six months ended November 29, 2008.

The increase in advertising costs of $5.7 million for the six months ended November 29, 2008 compared with the six months ended December 1, 2007 is related to planned increases in advertising as well as 33 net new stores opened from December 2, 2007 through November 29, 2008.

The increase in benefit costs is primarily driven by a reduction of accruals for certain employee incentives during the six months ended December 1, 2007 which resulted in a credit to our selling and administrative expenses during that period.  During the six months ended November 29, 2008, we did not record a comparable credit.

Depreciation

Depreciation expense related to the depreciation of fixed assets remained relatively consistent with the comparative period. Depreciation expense amounted to $61.7 million for the six month period ended November 29, 2008 compared with $61.6 million for the six month period ended December 1, 2007.

Amortization

Amortization expense related to the amortization of favorable and unfavorable leases and deferred debt charges remained relatively consistent with the prior period.  Amortization expense was $21.8 million for the six month period ended November 29, 2008 compared with $21.4 million for the six month period ended December 1, 2007.

Impairment Charges
There were no impairment charges recorded during the six months ended November 29, 2008.  Impairment charges for the six months ended December 1, 2007 amounted to $7.4 million.  For the six months ended December 1, 2007, these charges pertained to certain long-lived assets related to ten of our stores and certain warehouse equipment.

Interest Expense

Interest expense was $54.1 million and $66.9 million for the six month periods ended November 29, 2008 and December 1, 2007, respectively. The decrease in interest expense is primarily related to lower average interest rates on our ABL Line of Credit and our Term Loan during the six months ended November 29, 2008 compared with the six months ended December 1, 2007 and to decreases in the fair market value of our interest rate cap agreements.  These decreases were partially offset by interest incurred on increased borrowings during the six months ended November 29, 2008 compared with the six months ended December 1, 2007 under the ABL Line of Credit.  The average balance on our ABL Line of Credit was $260.4 million during the six months ended November 29, 2008 compared with an average balance of $204.5 million for the six months ended December 1, 2007.

The average interest rates on our ABL Line of Credit for the six months ended November 29, 2008 and for the six months ended December 1, 2007 were 4.4% and 7.2%, respectively.  The average interest rates on our Term Loan for the six months ended November 29, 2008 and December 1, 2007 were 5.0% and 7.7%, respectively.  Adjustments of the interest rate cap contracts to fair value amounted to losses of $0.3 million and $0.1 million for the six month periods ended November 29, 2008 and December 1, 2007, respectively, which are recorded as “Interest Expense” in the our Condensed Consolidated Statements of Operations.

Other Income, Net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $0.3 million to $2.8 million for the six month period ended November 29, 2008 compared with the six month period ended December 1, 2007.  This increase is primarily related to the recording of breakage income of $1.6 million (refer to Note 14 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion), $0.5 million less in losses on disposal of fixed assets, and an increase of insurance recoveries of $0.6 million related to various store insurance claims that were received, net of our deductible, during the six months ended November 29, 2008 compared with the six months ended December 1, 2007.  These increases are partially offset by a $1.7 million loss on our investment in a money market fund (refer to Note 5 to our Condensed Consolidated Financial Statements entitled “Fair Value Measurements” for further discussion) and $0.5 million less in interest income principally due to less funds being invested during the period.

Income Tax Benefit

Income tax benefit was $10.9 million for the six month period ended November 29, 2008 and $16.6 million for the six month period ended December 1, 2007. The effective tax rates for the six month periods ended November 29, 2008 and December 1, 2007 were 43.2% and 37.8% respectively.  The effective tax rate for the six month period ended November 29, 2008 differs from the projected annual effective tax rate of 44.1% due to adjustments for the effects of the change in the estimated annual effective tax rate used in the second quarter of each fiscal year and discrete items recorded during the quarter.  Please refer to Footnote 8 to our Condensed Consolidated Financial Statements entitled "Income Taxes" for further discussion around our effective tax rate.  The effective tax rate of 37.8% for the six month period ended December 1, 2007 is based primarily upon our forecasted annualized effective tax rates, adjusted for discrete items.  The effective tax rate for the six months ended November 29, 2008 was impacted by three discrete adjustments: a decrease to tax expense of $0.9 million to adjust deferred tax asset and liabilities for a change in state tax law and rates, a decrease to tax expense of $0.7 million due to a change in our effective state tax rate used to calculate deferred taxes, and an increase to tax expense of $1.2 million for the accrual of interest related to unrecognized tax benefits established in prior years in accordance with FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”).  The effective tax rate for the six months ended December 1, 2007 was impacted by two discrete adjustments: an increase to tax expense of $1.5 million for the accrual of interest related to unrecognized tax benefits in accordance with FIN 48, and a decrease to tax expense of $0.7 million to adjust deferred tax asset and liabilities for a change in state tax law and rates.

Net Loss

Net loss amounted to $14.3 million for the six months ended November 29, 2008 compared with a net loss of $27.2 million for the six months ended December 1, 2007.  The improvement in the our net loss position of $12.9 million is primarily attributable to lower interest expense and impairment charges during the six months ended November 29, 2008 compared with the six months ended December 1, 2007.  Additionally, new stores opened in Fiscal 2009 contributed positively to our results.  The improvements noted above in our operating results are partially offset by increased selling and administrative expenses.

Seasonality & Inflation

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the second and third quarters of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 50% of our annual net sales historically occur during the period from September through January.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores, as well as weather.  Weather continues to be an important contributing factor to the sale of clothing in the Fall, Winter and Spring seasons. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Although we expect that our operations will be influenced by general economic conditions, including fluctuations in food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by such factors in the future.

Liquidity and Capital Resources

Overview

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

Our ability to satisfy our interest payment obligations on our outstanding debt will depend largely on our future performance, which in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control. If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we can not borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

 We believe that cash generated from operations, along with our existing cash and revolving credit facilities, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.

The Company’s Term Loan agreement contains financial, affirmative and negative covenants and requires the Company to, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, the Company’s total debt to Adjusted EBITDA for the four fiscal quarters most recently ended on or prior to such date, both measures as defined in the Term Loan agreement, may not exceed 6.2 to 1 at February 28, 2009; 5.75 to 1 at May 30, 2009, August 29, 2009, and November 28, 2009; 5.5 to 1 at February 27, 2010; and 5.25 to 1 at May 29, 2010.  Adjusted EBITDA reflects certain adjustments to calculate the consolidated leverage ratio.  Adjusted EBITDA starts with consolidated net income for the period and adds back (i) depreciation, amortization, and other non cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

In September 2008, as part of the Company's overnight cash management strategy, we made investments into The Reserve Primary Fund (“Fund”), a money market fund registered with the SEC under the Investment Company Act of 1940, of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.   On October 30, 2008, the Fund announced an initial distribution to Fund shareholders pursuant to which we received $28.5 million. Based on the decline in the value of the Fund, we recorded a loss of $1.7 million in November 2008 related to our investment in the Fund.

On December 3, 2008, the Fund announced a second distribution to Fund shareholders pursuant to which we received $15.8 million.   Under the Fund’s plan of liquidation (also announced on December 3, 2008), subsequent periodic distributions will be made to Fund shareholders as cash accumulates in the Fund until the Fund’s net assets (other than (i) a special reserve established to satisfy certain costs and expenses of the Fund, including pending or threatened claims against the Fund, and (ii) net income generated from Fund holdings since September 15, 2008) have been distributed. Based upon the maturities of the underlying investments in the Fund, we expect to receive the remaining amount of our investment during the next twelve months.  In the event that we do not receive the majority of the remaining amount of our investment during calendar 2009, we may have to borrow additional cash through our ABL Line of Credit.  The investment in the Fund is classified in the line item entitled “Investment in Money Market Fund” in our Condensed Consolidated Balance Sheets as of November 29, 2008.

Cash Flow for the Six Months Ended November 29, 2008 Compared with the Six Months Ended December 1, 2007

We generated $0.3 million of cash flow for the six months ended November 29, 2008 compared with $8.9 million of cash flow for the six months ended December 1, 2007.  Net cash provided by operating activities was $134.1 million for the six months ended November 29, 2008 compared with $124.5 million for the six months ended December 1, 2007.    The improvement in net cash provided by operating activities is primarily the result of several factors, as follows:

•	Operating results for the six months ended November 29, 2008 improved by $12.9 million compared with the operating results for the six months ended December 1, 2007.

•
Cash flow from the change in accounts payable for the six months ended November 29, 2008 increased $47.9 million compared with the six months ended December 1, 2007.  The increase in accounts payable for the six months ended November 29, 2008 compared with the six months ended December 1, 2007 is primarily related to the increase in merchandise inventory during the similar periods.

          These increases were partially offset by the following decrease in cash flow from operating activities for the six months ended November 29, 2008 compared with the six months ended December 1, 2007:

•
Merchandise inventory had a larger increase during the six month period ended November 29, 2008 compared with the six month period ended December 1, 2007.  This increase resulted in $48.5 million less cash flow during the six month period ended November 29, 2008 compared with the six month period ended December 1, 2007.  The larger increase in our merchandise inventories is primarily due to the opening of 33 new stores, net of store closures, between December 2, 2007 and November 29, 2008.

The improvements in net cash flows from operating activities were augmented by our using less cash in financing activities.  For the six months ended November 29, 2008, we used $26.9 million in financing activities, the majority of which represents the repayments, net of borrowings, on our ABL Line of Credit of $25.6 million.  Comparatively, during the six months ended December 1, 2007, we used $68.5 million in financing activities, with the majority of the usage attributable to repayments, net of borrowings, of $55.3 million on our ABL Line of Credit for the six months ended December 1, 2007.  The increased cash flow generated from operating and financing activities was offset by higher levels of spending related to capital expenditures (discussed in more detail under the caption below entitled “Operational Growth”) and the redesignation of cash and cash equivalents to investments in money market funds, partially offset by the partial redemption of the investment in money market funds during the six months ended November 29, 2008 compared with the six months ended December 1, 2007.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash and cash equivalents) less current liabilities.  Working capital at November 29, 2008 was $252.3 million compared with $284.4 million at May 31, 2008.  The decrease in working capital is primarily the result of higher levels of accounts payable and other current liabilities partially offset by increased merchandise inventories, accounts receivable and investment in money market funds as of November 29, 2008 compared with May 31, 2008.

Accounts payable increased $278.6 million from May 31, 2008 through November 29, 2008.  The increase is primarily attributable to new store growth and increased inventories on hand during the holiday selling season.  Other current liabilities increased $26.9 million from May 31, 2008 through November 29, 2008, due primarily to increased accruals of $16.0 million, primarily related to new store growth during the six months ended November 29, 2008 compared with the six months ended December 1, 2007, and increases in layaway deposits and sales return reserves of $5.2 million and $3.6 million, respectively.

Merchandise inventories increased $208.8 million from May 31, 2008 through November 29, 2008.  This increase is primarily attributable to increased stores and higher inventory levels during the holiday selling season.  Accounts receivable increased approximately $39.2 million, due to increased credit card receivables at the end of November compared with the end of May and increased lease incentive receivables related to new stores.   Additionally, our investment in a money market fund went from a zero balance at May 31, 2008 to a balance of $26.1 million at November 29, 2008.  This is due to the Reserve Fund being frozen by order of the SEC in order to perform an orderly liquidation (Please refer to Note 5 entitled “Fair Value Measurement” for further details).  As a result, we reclassified $26.1 million out of the line item “Cash and Cash Equivalents” and into the line item “Investments in Money Market Fund” as of November 29, 2008.

Operational Growth

During the six months ended November 29, 2008, we opened 33 new Burlington Coat Factory Warehouse Stores (“BCF” stores) and closed three BCF stores, two of which were in locations within the same trading market as two of the new stores we opened.  As of November 29, 2008, we operated 427 stores under the names "Burlington Coat Factory Warehouse" (409 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (fifteen stores) and "Super Baby Depot" (one store).   We are forecasting spending approximately $85 million net of approximately $55 million of landlord allowances, in capital expenditures during Fiscal 2009.  Estimated capital expenditures include approximately $26 million, net of the $55 million of landlord allowances for store expenditures, $28 million for upgrades of warehouse facilities and $31 million for computer and other equipment.  This forecast represents an approximate $15 million reduction in planned capital expenditures for Fiscal 2009.  For the six months ended November 29, 2008, capital expenditures, net of landlord allowances, amounted to approximately $59 million.

              We monitor the availability of desirable locations for our stores from such sources as dispositions by other retail chains and bankruptcy auctions, as well as locations presented to us by real estate developers, brokers and existing landlords.  Most of our stores are located in malls, strip shopping centers, regional powers centers or are freestanding.  We also lease existing space and are opening some built-to-suit locations.  For most of our new leases, we have revised our lease model to provide for at least a ten year initial term with a number of five year options thereafter.  Typically, our new lease strategy includes landlord allowances for leasehold improvements.  We believe our new lease model makes us more competitive with other retailers for desirable locations.  We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

Additionally, we may consider strategic acquisitions.  If we undertake such transactions, we may seek additional financing to fund acquisitions and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as our stores) related to these stores.  There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, we will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that we decide to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.

Dividends

Payment of dividends is prohibited under our credit agreements, except for limited circumstances.  Dividends equal to $0.6 million were paid during the six month period ended December 1, 2007 to Holdings in order to repurchase capital stock of the Parent from executives who left the Company.

Long-Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $800 million ABL Line of Credit, $900 million Term Loan and the $305 million Senior Notes due 2014. As of November 29, 2008, we were in compliance with all of our debt covenants. Significant changes in our debt structure consist of the following:

$800 Million ABL Senior Secured Revolving Facility

During the six and three months ended November 29, 2008, we made repayments of principal, net of borrowings, in the amount of $25.6 million and $129.0 million, respectively.  As of November 29, 2008, we had $156.0 million outstanding under the ABL Senior Secured Revolving Facility and unused availability of $488.5 million.

$900 Million Term Loan

On September 4, 2007, we made a repayment of principal in the amount of $11.4 million based on 50% of the available free cash flow (as defined in the credit agreement governing the Term Loan) as of June 2, 2007.  This payment offsets the $2.3 million quarterly payments that we are required to make under the credit agreement through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  Based on the available free cash flow for the fiscal year ended May 31, 2008, we were not required to make any mandatory repayment.  As of November 29, 2008, we had $872.8 million outstanding under the Term Loan.

Senior Discount Notes

On October 15, 2008, we made our first interest payment of approximately $7.2 million to the Senior Discount Note Holders.  On April 15, 2009, we are required to make another interest payment of approximately $7.2 million.  Semi-annual interest payments will continue to be made through October 15, 2014.

Off-Balance Sheet Arrangements

Other than operating leases consummated in the normal course of business and letters of credit, as more fully described below, we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our 2008 10-K, except as noted below:

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of November 29, 2008, we committed to six new lease agreements for locations at which stores are expected to be opened in Fiscal 2009.  The six new stores are expected to have, in the aggregate, minimum lease payments of $1.1 million, $4.3 million, $4.3 million, $4.3 million, and $30.5 million for the remainder of Fiscal 2009, the fiscal years ended May 29, 2010, May 28, 2011, and June 2, 2012, and each subsequent year thereafter, respectively.

We had letter of credit arrangements with various banks in the amount of $44.3 million and $28.6 million guaranteeing performance under various lease agreements, insurance contracts and utility agreements at November 29, 2008 and December 1, 2007, respectively.

Additionally, we have an outstanding letter of credit in the amount of $2.4 million and $3.4 million at November 29, 2008 and December 1, 2007, respectively, guaranteeing our Industrial Revenue Bonds.  We also have outstanding letters of credit agreements in the amount of $11.4 million and $13.2 million at November 29, 2008 and December 1, 2007, respectively, related to certain merchandising agreements.

Safe Harbor Statement

This report contains forward-looking statements (including, without limitation, any forward-looking statements contained in any financial statement forming part of this report) that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties.  Such statements include, but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows.  Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, and other risks discussed from time to time in our filings with the Securities and Exchange Commission.

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

Recent Accounting Pronouncements

 Refer to Note 19 to our Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Market Risk Disclosures

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan will bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities.

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap transactions. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At November 29, 2008, we had $428.5 million principal amount of fixed-rate debt and $1,028.8 million of floating-rate debt. Based on $1,028.8 million outstanding as floating rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $10.3 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	Principal Outstanding at November 29, 2008	Additional Interest Expense Q3 2009	Additional Interest Expense Q4 2009	Additional Interest Expense Q1 2010	Additional Interest Expense Q2 2010
ABL Senior Secured Revolving Facility	$156,000	$390	$390	$390	$390
Term Loan	872,807	2,182	2,177	2,171	2,166
Total	$1,028,807	$2,572	$2,567	$2,561	$2,556

We have two interest rate cap agreements for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% on our first billion dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $27.0 million assuming constant current borrowing levels of $1.0 billion.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $1.0 billion.  For the six months ended November 29, 2008, our borrowing rates related to our ABL Line of Credit and our Term Loan averaged 4.4% and 5.0%, respectively.

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

We and our subsidiaries, affiliates, and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

In September 2008, as part of the Company's overnight cash management strategy, we made investments into The Reserve Primary Fund (“Fund”) of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.   On October 30, 2008, the Fund announced an initial distribution to Fund shareholders pursuant to which we received $28.5 million. Based on the decline in the value of the Fund, we recorded a loss of $1.7 million in November 2008 related to our investment in the Fund.

   On December 3, 2008, the Fund announced a second distribution to Fund shareholders pursuant to which we received $15.8 million.   Under the Fund’s plan of liquidation (also announced on December 3, 2008), subsequent periodic distributions will be made to Fund shareholders as cash accumulates in the Fund until the Fund’s net assets (other than (i) a special reserve established to satisfy certain costs and expenses of the Fund, including pending or threatened claims against the Fund, and (ii) net income generated from Fund holdings since September 15, 2008) have been distributed. Based upon the maturities of the underlying investments in the Fund, we expect to receive the remaining amount of our investment during the next twelve months.  In the event that we do not receive the majority of the remaining amount of our investment during calendar 2009, we may have to borrow additional cash through our ABL Line of Credit.  The investment in the Fund is classified in the line item entitled “Investment in Money Market Fund” in our Condensed Consolidated Balance Sheets as of November 29, 2008.

.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, November 29, 2008. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 29, 2008.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended November 29, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“2008 10-K”) contains a detailed discussion of certain risk factors that could materially adversely affect our business, our operating results, or our financial condition.  Set forth below is an update to our risk factor related to the risk regarding general economic conditions previously identified in our 2008 10-K.  Except as set forth below, there have been no material changes to the risk factors disclosed in the “Risk Factors” section of our 2008 10-K.

General economic conditions affect our business.

During the first half of Fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers, including us.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

The financial crisis which began in the summer of 2008, combined with already weakened economic conditions due to high energy costs, deterioration of the mortgage lending market and rising costs of food, has led to a global recession affecting all industries and businesses.  The resultant loss of jobs and decrease in consumer spending has caused businesses to reduce spending and scale down their profit and performance projections.  More specifically, these conditions have led to unprecedented promotional activity among retailers.  In order to increase traffic and drive consumer spending during the current economic crisis, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns.  In the past, we have been able to compete successfully by employing a hybrid business model, offering the low prices of off-price retailers as well as the branded merchandise, product breadth and product diversity traditionally associated with department stores. If we are unable to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

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

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ Mark A. Nesci
Mark A. Nesci
Principal Executive Officer

/s/ Todd Weyhrich
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: January 13, 2009