Form 10-Q
period 2009-04-13
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2009-04-14
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes      No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Smaller reporting company  ☐ Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of April 14, 2009, the registrant had 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company, and are not publicly traded).

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	February 28, 2009	May 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$27,444	$40,101
Restricted Cash and Cash Equivalents	2,637	2,692
Investment in Money Market Fund	3,526	--
Accounts Receivable, Net	30,132	27,137
Merchandise Inventories	726,774	719,529
Deferred Tax Assets	52,361	51,376
Prepaid Expenses and Other Current Assets	27,124	24,978
Income Tax Receivable	2,609	3,864
Assets Held for Disposal	782	2,816

Total Current Assets	873,389	872,493

Property and Equipment, Net of Accumulated Depreciation	906,019	919,535
Tradename	247,000	526,300
Favorable Leases, Net of Accumulated Amortization	490,995	534,070
Goodwill	45,613	42,775
Other Assets	89,911	69,319

Total Assets	$2,652,927	$2,964,492

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$408,554	$337,040
Income Taxes Payable	206	5,804
Other Current Liabilities	222,287	238,866
Current Maturities of Long Term Debt	10,563	3,653

Total Current Liabilities	641,610	585,363

Long Term Debt	1,326,029	1,480,231
Other Liabilities	169,647	110,776
Deferred Tax Liability	351,494	464,598

Commitments and Contingencies (Note 19)

Stockholders' Equity:

Common Stock	--	--
Capital in Excess of Par Value	463,180	457,371
Accumulated Deficit	(299,033)	(133,847)
Total Stockholders' Equity	164,147	323,524
Total Liabilities and Stockholders' Equity	$2,652,927	$2,964,492
See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Nine Months Ended		Three Months Ended

	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

REVENUES:
Net Sales	$2,730,504	$2,612,448	$1,021,079	$987,113
Other Revenue	22,588	23,966	8,296	8,103
	2,753,092	2,636,414	1,029,375	995,216

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization Shown Below)	1,676,560	1,613,242	634,386	612,304
Selling and Administrative Expenses	837,245	802,792	265,639	273,504
Restructuring and Separation Costs (Note 3)	6,119	--	5,819	--
Depreciation	94,279	94,001	32,567	32,399
Amortization	33,008	32,136	11,242	10,756
Interest Expense	75,699	96,813	21,562	29,903
Impairment Charges - Long-Lived Assets	28,134	7,873	28,134	494
Impairment Charges - Tradename	279,300	--	279,300	--
Other (Income)/Expense, Net	(1,272)	(10,534)	1,565	(8,033)
	3,029,072	2,636,323	1,280,214	951,327

(Loss) Income Before Income Tax (Benefit)/Expense	(275,980)	91	(250,839)	43,889

Income Tax (Benefit) Expense	(110,794)	533	(99,944)	17,109

Net (Loss) Income	$(165,186)	$(442)	$(150,895)	$26,780

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Nine Months Ended
	February 28, 2009	March 1, 2008
OPERATING ACTIVITIES
Net (Loss)	$(165,186)	$(442)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:

Depreciation	94,279	94,001
Amortization	33,008	32,136
Impairment Charges - Long-Lived Assets	28,134	7,873
Impairment Charges - Tradename	279,300	--
Accretion of Senior Notes and Senior Discount Notes	450	10,081
Interest Rate Cap Contract - Adjustment to Market	(1,454)	176
Provision for Losses on Accounts Receivable	2,283	2,194
Provision for Deferred Income Taxes	(116,927)	(77,053)
Increase in Long Term Income Tax Liabilities	1,317	46,084
Loss on Disposition of Fixed Assets and Leaseholds	238	1,024
Loss on Investment in Money Market Fund	4,661	--
Stock Option Expense	5,809	1,287
Non-Cash Rent Expense and Other	1,486	1,460
Changes in Assets and Liabilities
Accounts Receivable	(3,210)	(6,561)
Merchandise Inventories	(7,245)	(73,568)
Prepaid and Other Assets	(9,519)	(7,813)
Accounts Payable	71,514	70,052
Accrued and Other Liabilities	(1,433)	29,714
Deferred Rent Incentives	36,246	15,144
Net Cash Provided by Operating Activities	253,751	145,789

INVESTING ACTIVITIES
Cash Paid for Property and Equipment and Other Assets	(103,519)	(64,982)
Proceeds Received from Sale of Fixed Assets and Leasehold Improvements	177	2,159
Acquisition of Lease Rights	(3,938)	(4,150)
Change in Restricted Cash and Cash Equivalent	55	46
Redesignation of Cash Equivalents to Investment in Money Market Fund	(56,294)	--
Redemption of Investment in Money Market Fund	48,107	--
Other	106	(34)
Net Cash Used in Investing Activities	(115,306)	(66,961)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Senior Secured Revolving Facility	631,751	437,301
Principal Payments on Long Term Debt	(1,442)	(1,327)
Principal Payments on Term Loan	--	(11,443)
Principal Payments on Long Term Debt - ABL Senior Secured Revolving Facility	(778,051)	(490,556)
Purchase of Interest Rate Cap Contract	(3,360)	(424)
Payment of Dividends	--	(725)

Net Cash Used in Financing Activities	(151,102)	(67,174)

(Decrease)/Increase in Cash and Cash Equivalents	(12,657)	11,654
Cash and Cash Equivalents at Beginning of Period	40,101	33,878
Cash and Cash Equivalents at End of Period	$27,444	$45,532

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$65,225	$78,932
Income Taxes Paid, Net of Refunds	$9,144	$5,831

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$(1,598)	$(2,700)
See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE AND THREE MONTH PERIODS ENDED FEBRUARY 28, 2009 AND
MARCH 1, 2008
(unaudited)

1.  Summary of Significant Accounting Policies

Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (“Company" or “Holdings”). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (“BCFWC”), which are reflected in the financial statements of Holdings.  The accompanying financial statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for Fiscal 2008.  The balance sheet at May 31, 2008 has been derived from the audited Condensed Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (“Fiscal 2008”). The Condensed Consolidated Statement of Cash Flows for the nine  months ended March 1, 2008  was revised to present the reclassification within operating activities of ($0.9) million and $0.1 million out of the line item “Non-Cash Rent Expense and Other” and into the line items “Accrued and Other Liabilities” and “Prepaid and Other Assets,” respectively.  We have also presented additional detail on the increase in long term income tax liabilities within cash flows from operating activities in the statements of cash flows and therefore we have reclassified the prior year amount to conform to the current year presentation.  Because the Company's business is seasonal in nature, the operating results for the nine month period ended February 28, 2009 are not necessarily indicative of results for the fiscal year ending May 30, 2009 (“Fiscal 2009”).

Current Conditions

The Company has experienced recurring operating losses since the formation of Holdings in April 2006, in part due to the interest expense associated with our leveraged debt structure detailed in Note 2 and discussed in our Annual Report on Form 10-K for Fiscal 2008.  During the nine and three month periods ended February 28, 2009, we recorded an impairment charge related to our tradename of $279.3 million (refer to Note 4 to the Company's Condensed Consolidated Financial Statements entitled "Goodwill and Intangible Assets" for further discussion).  At February 28, 2009 working capital was $229.1 million, cash and cash equivalents were $27.4 million and unused availability under our ABL Line of Credit was $427.9 million.  Recent significant declines in the United States and international financial markets and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers which impacts our sales trends.  In response to these economic conditions, we accelerated the implementation of several initiatives to restructure our workforce and reduce our cost structure (refer to Note 3 to the Company's Condensed Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion.  We continue to focus on a number of ongoing initiatives aimed at improving our comparative store sales and our operating results.  We are also prudently managing our capital spending and operating expenses.

Despite the current trends in the retail environment and their negative impact on our comparative store sales, we believe that cash generated from operations, along with our existing cash and our ABL line of credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that should the economy continue to decline that we would be able to continue to offset the decline in our comparative store sales with continued savings initiatives.

2. Long Term Debt

Long-term debt consists of:
	(in thousands)
	February 28, 2009	May 31, 2008
Industrial Revenue Bonds, 6.1% due in semi-annual payments of various amounts from March 1, 2009 to September 1, 2010	$2,305	$3,295
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	241	300
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	583	733
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2009 to April 15, 2014	300, 657	300,207
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from April 15, 2009 to October 15, 2014	99,309	99,309
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from May 30, 2009 to May 28, 2013	872,807	872,807
$800,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance	35,300	181,600
Capital Lease Obligations	25,390	25,633

Total Debt	1,336,592	1,483,884
Less: Current Maturities	(10,563)	(3,653)

Long-term debt, net of current maturities	$1,326,029	$1,480,231

The $900 million Senior Secured Term Loan Facility (“Term Loan”) was entered into on April 13, 2006 and is to be repaid in quarterly payments of $2.3 million through May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of the available free cash flow (as defined in the credit agreement governing the Term Loan).  This payment offsets future mandatory quarterly payments.  Based on the available free cash flow for Fiscal 2008, the Company was not required to make a mandatory payment.  The Company was required to make a payment of $11.4 million based on the available free cash flow for the fiscal year ended June 2, 2007.  This payment offsets the quarterly payments of $2.3 million through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  As a result, the Company is not required to make any cash payments related to the mandatory quarterly payments until the fourth quarter of Fiscal 2009.

The Company’s Term Loan agreement contains financial, affirmative and negative covenants and requires the Company to, among other things; maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, the Company’s total debt to adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the four fiscal quarters most recently ended on or prior to such date, may not exceed 5.75 to 1 at May 30, 2009, August 29, 2009, and November 28, 2009; 5.5 to 1 at February 27, 2010; and 5.25 to 1 at May 29, 2010.  Total debt reflects the outstanding balance of all debt instruments as of the period end except for the ABL Senior Secured Revolving Facility ("ABL Line of Credit"), which is determined by the trailing twelve month average month end balance.  Adjusted EBITDA reflects certain adjustments to calculate the consolidated leverage ratio.  Adjusted EBITDA starts with consolidated net income for the period and adds back (i) depreciation, amortization, impairments, and other non cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The $800 million ABL Line of Credit was entered into on April 13, 2006 and is for a five-year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowings under the ABL Line of Credit during the nine and three month periods ended February 28, 2009 were $410.0 million and $126.5 million, respectively. In comparison, the maximum borrowings under the ABL Line of Credit during the nine and three month periods ended March 1, 2008 were $247.2 million and $105.7 million, respectively.  Average borrowings during the nine and three month periods ended February 28, 2009 amounted to $199.8 million and $41.3 million, respectively, at an average interest rate of 4.4% and 3.4%, respectively.  In comparison, average borrowings during the nine and three month periods ended March 1, 2008 amounted to $150.4 million and $43.2 million, respectively, at an average interest rate of 7.1% and 6.6%, respectively.

At February 28, 2009 and May 31, 2008, $35.3 million and $181.6 million, respectively, were outstanding under the ABL Line of Credit. Commitment fees of ..25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.  As of February 28, 2009, the Company had unused availability under the ABL Line of Credit of $427.9 million compared with unused availability of $422.4 million as of March 1, 2008.  For the nine and three months ended February 28, 2009, the Company repaid $146.3 million and $120.7 million, respectively, net of borrowings.

Refer to Note 19 entitled “Commitments and Contingencies” for further discussion around the Company’s outstanding letters of credit.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the ABL Line of Credit and the Term Loan.  These guarantees are both joint and several.

As of February 28, 2009, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and Term Loan, as well as the indentures governing the BCFWC Senior Notes and the Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

    The Company had $37.5 million and $45.3 million in deferred financing fees, net of accumulated amortization, as of February 28, 2009 and May 31, 2008, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $7.8 million and $2.6 million for the nine and three month periods ended February 28, 2009, respectively, compared with $7.7 million and $2.6 million for the nine and three month periods ended March 1, 2008, respectively.  These amounts are recorded in the line item “Amortization” in the Company’s Condensed Consolidated Statements of Operations.

3. Restructuring and Separation Costs

The Company accounts for restructuring and separation costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  In accordance with SFAS No. 146, the Company recorded a liability for one-time benefit costs during the three months ended February 28, 2009 related to the reduction of approximately 9% of the Company’s workforce and the separation of the Company’s former President and Chief Executive Officer (“CEO”) from the Company.

In an effort to better align the Company’s resources with its business objectives, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance. In light of the current challenging economic and retail sales environments, the Company executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of 2,300 positions in the Company’s corporate office and its stores during the third quarter of Fiscal 2009. This reduction, which was approximately 9% of the Company’s workforce, resulted in a severance and related payroll tax charge during the third quarter of Fiscal 2009 of approximately $1.7 million.

These initiatives are anticipated to result in additional cost reductions in the near term as a result of a more effective management structure and payroll management in the stores as well as a reduction of payroll costs of the Company’s corporate functions.  The Company believes this will allow the business to run more efficiently without sacrificing the Company’s ability to serve its customers.

Additionally, on February 16, 2009, the Company’s former CEO, entered into a separation agreement with the Company.  As part of his separation agreement, the Company will pay the former CEO’s salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement will commence.  The continuation payments will be paid out in bi-weekly installments through May 30, 2011.  The total amount of all continuation payments and other benefits is approximately $4.4 million, $2.4 million of which is non-cash and  $0.3 million of which was incurred during the first two quarters of Fiscal 2009 and was included in the line item “Selling and Administrative Expenses” in the Company’s Condensed Consolidated Statement of Operations.

    The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Condensed Consolidated Balance Sheet:

			(in thousands)
	May 31, 2008	Charges	Capital in Excess of Par Value	Cash Payments	February 28, 2009

Severance-Restructuring (A)	$--	1,735	--	(1,039)	$696
Severance-Separation Cost (B)	--	4,384	(2,425)	(24)	1,935

Total	$--	6,119	(2,425)	(1,063)	$2,631

    (A)    The balance as of February 28, 2009 is recorded in the line item "Other Current Liablilities" in the Company's Condensed Colsolidated Balance Sheet.
    (B)    Approximately $1.1 million and $0.8 million of the balance as of February 28, 2009 are recorded in the line items "Other Current Liabilities" and "Other
          Liabilities," respectively.

The Company incurred $2.4 million of non-cash stock compensation costs associated with the separation of the former CEO from the Company (refer to Note 12 to the Condensed Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock Based Compensation” for further information regarding stock compensation).  This amount is included in the line item “Capital in Excess of Par Value” in the Company’s Condensed Consolidated Balance Sheets and in the line item “Stock Compensation Expense”  in the Company’s Condensed Consolidated Statement of Cash Flows.

4.   Goodwill and Intangible Assets

The Company accounts for goodwill and indefinite-lived intangible assets, such as tradenames, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets” (“SFAS 142”).  In accordance with SFAS 142, goodwill and indefinite-lived intangible assets not subject to amortization shall be tested for impairment on an annual basis, and between annual tests in certain circumstances.  The Company has typically performed its annual impairment testing during the fourth quarter of the fiscal year.  In connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009, the Company concluded that it was appropriate to test its goodwill and indefinite-lived intangible assets for recoverability in light of the following factors:

•	Recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions are impacting our current sales trends as evidenced by the decreases in comparative store sales the Company is currently experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter which are significant to our financial results for the year;

·	Declines in market valuation multiples of peer group companies used in the estimate of our business enterprise value; and

•
The Company’s expectation that current comparative store sales trends will continue for an extended period.  As a result, the Company revised its plans to a more moderate store opening plan which reduced the Company's future projections of revenue and operating results offset by initiatives that have been implemented to reduce the Company's cost structure as discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements entitled “Summary of Significant Accounting Policies.”

In connection with the review of the Company’s goodwill and indefinite-lived intangible assets for recoverability, the Company determined its tradename was  impaired and recorded an impairment charge during the three months ended February 28, 2009 of $279.3 million, which is included in the line item “Impairment Charges – Tradename” in the Company's Condensed Consolidated Statements of Operations, as further described below.

Tradename.  The recoverability assessment with respect to the tradename used in the Company’s operations requires the Company to estimate the fair value of the tradename as of the assessment date.  Such determination is made using "relief from royalty" valuation method.  Inputs to the valuation model include:

•	Future revenue and profitability projections associated with the tradename;

•
Estimated market royalty rates that could be derived from the licensing of the Company’s tradename to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of its ownership of the tradename; and

•	Rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of the Company’s cash flows.

Based upon the interim impairment analysis of the tradename during the third quarter of Fiscal 2009, the Company determined that a portion of the tradename was impaired and recorded an impairment charge of $279.3 million.  This impairment charge reflects lower revenues and profitability projections associated with the Company's tradename in the near term and lower estimated market royalty rate expectations in light of current general economic conditions. The Company’s projected revenues within the model are based on comparative store sales and new store assumptions over a nine year period.  The Company believes its estimates are appropriate based upon current market conditions.  However, future impairment charges could be required if the Company does not achieve the current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.

Tradename amounted to $247.0 million and $526.3 million as of February 28, 2009 and May 31, 2008, respectively.  A reconciliation of the Company’s tradename as reflected in the Company’s Condensed Consolidated Balance Sheets as of February 28, 2009 and May 31, 2008 is set forth in the table below:

(in thousands )

Tradename as of May 31, 2008	$526,300

Impairment Charges	(279,300)

Tradename as of February 28, 2009	$247,000

Goodwill. The Company assesses the recoverability of goodwill using a combination of valuation approaches to determine the Company’s business enterprise value: (i) discounted cash flow techniques and (ii) a market approach using a guideline public company methodology.  Inputs to the valuation model include:

•	Estimated future cash flows;

•	Growth assumptions for future revenues, that include net store openings as well as future gross margin rates, expense rates and other estimates;

•	Rate used to discount the Company’s estimated future cash flow projections to their present value (or estimated fair value); and

•	Market values and financial information of similar publicly traded companies to determine market valuation multiples.

Based upon the Company's interim impairment analysis of recorded goodwill during the third quarter of Fiscal 2009, the Company determined that there was no goodwill impairment.  The Company believes its estimates are appropriate based upon current market conditions. However, future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitability projections or the weighted average cost of capital increases or market valuation multiples associated with peer group companies continue to decline.

Goodwill amounted to $45.6 million and $42.8 million as of February 28, 2009 and May 31, 2008, respectively.  A reconciliation of goodwill as reflected in the Company’s Condensed Consolidated Balance Sheets as of February 28, 2009 and May 31, 2008 is set forth in the table below:

(in thousands )

Goodwill as of May 31, 2008	$42,775

Increase in net deferred tax liabilities (a)	2,838

Goodwill as of February 28, 2009	$45,613

(a)
The change in deferred income taxes recorded during the nine month period ended February 28, 2009 reflects a change in the Company’s estimate of the effective state tax rate used to calculate deferred taxes in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Combination.” This adjustment has increased goodwill related to the Merger Transaction (as defined in Note 10 to the Company’s Condensed Consolidated Financial Statements entitled “Income Taxes”).

5. Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s incremental borrowing rate.

Impairment charges related to long-lived assets recorded during each of the nine and three month periods ended February 28, 2009 amounted to $28.1 million.  The majority of the impairment charges are related to the impairment of favorable leases in the amount of $20.9 million related to 15 of the Company’s stores.  The Company also impaired $5.8 million of leasehold improvements and $1.4 million of furniture and fixtures related to 22 of the Company’s stores for both the nine and three month periods ended February 28, 2009.

The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  The Company bases these estimates upon its past and expected future performance.  The Company believes its estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if the Company does not achieve its current revenue or cash flow projections.  The impairment charges noted above are primarily related to a decline in revenues of the respective stores as a result of the declining macroeconomic conditions that are negatively impacting the Company's current comparative store sales.

Impairment charges related to the Company’s long-lived assets recorded during each of the nine and three month periods ended March 1, 2008 amounted to $7.9 million and $0.5 million, respectively.  Impairment charges for both the nine and three month periods ended March 1, 2008 related to favorable lease assets amounted to $4.9 million (related to six of the Company’s stores) and $0.1 million (related to two of the Company’s stores), respectively.  The Company also impaired $1.2 million and $0.1 million of leasehold improvements for the nine and three months ended March 1, 2008, respectively, and $1.3 million and $0.3 million of furniture and fixtures for the nine and three month periods ended March 1, 2008, respectively.  For the nine months ended March 1, 2008, $0.5 million of certain warehouse equipment was also impaired.  Impairment charges at the store level were primarily related to a decline in the operating performance of the respective stores as a result of weakening consumer demand during the period.

6. Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company either identified or was actively seeking out potential buyers for these assets as of the balance sheet dates.  Included in the line item “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheet as of February 28, 2009 are owned parcels of land adjacent to two of the Company’s stores and various warehouse equipment that is being held for sale.

As of May 31, 2008, assets included in the line item “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheet were comprised of leasehold improvements and a favorable lease related to one of the Company’s stores.

Assets held for disposal are valued at the lower of their carrying value or fair value less cost to sell as follows:

	(in thousands)
	February 28, 2009	May 31, 2008
Fixed Assets	$782	$63
Favorable Leases	--	2,753
	$782	$2,816

During the nine months ended February 28, 2009, certain assets related to one of the Company’s stores, which were previously held for sale at May 31, 2008 no longer qualified as held for sale due to the fact that, subsequent to May 31, 2008, there was no longer an active program to locate a buyer.  Due to the deteriorating real estate market, the Company determined that it was in its best interest to no longer market this location and instead to continue to hold and use this location in the ordinary course of business.  As a result, the Company reclassified assets related to this location with a net long-lived asset value of $2.8 million out of the line item “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheets and into the line items “Property and Equipment, Net of Accumulated Depreciation” and “Favorable Leases, Net of Accumulated Amortization.”  The reclassification resulted in a charge against the line item “Other (Income)/Expense, Net” in the Company’s Condensed Consolidated Statements of Operations of $0.3 million during the nine months ended February 28, 2009, reflecting the adjustment for depreciation and amortization expense that would have been recognized had the asset group been continuously classified as held and used.  In addition, the Company assessed these assets for impairment and determined that no impairment charge was necessary at the time of reclassification.

7.  Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (“SFAS No. 157”) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP.  In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date for FASB Statement No. 157” (“FSP SFAS No. 157”) which extended the application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The Company has elected to apply FSP SFAS No. 157 to its non-financial assets and non-financial liabilities that are valued on a non-recurring basis.  The Company is in the process of evaluating the impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its Condensed Consolidated Financial Statements.   The adoption of SFAS No. 157 for financial assets and financial liabilities did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Level 3:	Pricing inputs that are unobservable for the assets and liabilities and include situations where there is little, if any, market activity for the assets and liabilities.

The inputs into the determination of fair value require significant management judgment or estimation.

The Company’s financial assets as of February 28, 2009 include cash equivalents, interest rate cap agreements, and investments in a money market fund.  The Company does not have any financial liabilities that are measured at fair value as of February 28, 2009.   The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair value of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  The fair value of the investment in the money market fund is determined by using quotes for similar assets in an active market.  As a result, the Company has determined that the significant majority of the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of February 28, 2009, the Company has recorded credit valuation adjustments of $0.5 million to the overall valuation of the Company's interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as a Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

(in thousands)
Fair Value Measurements at February 28, 2009

Assets:
Level 1
Cash equivalents (including restricted cash)	$2,755

Level 2
Interest rate cap agreements (a)	$5,606
Investment in Money Market Fund	$3,526

(a)
Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 8 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

In September 2008, as part of the Company's overnight cash management strategy, the Company invested $56.3 million in The Reserve Primary Fund (“Fund”), a money market fund registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940.   On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  On October 30, 2008, the Fund announced an initial distribution to Fund shareholders pursuant to which the Company received $28.5 million.  Based on the decline in the value of the Fund, the Company recorded a loss of $1.7 million in November 2008 related to its investment in the Fund.

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

On February 26, 2009 the Fund announced that it determined to initially set aside $3.5 billion in the special reserve, whose value may increase or decrease as further information becomes available.  Consequently, pursuant to the Fund’s plan of liquidation, interim distributions will continue to be made up to 91.72 cents per share unless the Fund determines a need to increase the special reserve.   As a result of this announcement, the Company recorded an additional write-down of $3.0 million during the three months ended February 28, 2009.  Additionally, the Company received an interim distribution of $3.8 million during the three months ended February 28, 2009.

Based upon the maturities of the underlying investments in the Fund, the Company expects to receive the remaining amount of its investment during the next twelve months.  The investment in the Fund is classified in the line item entitled “Investment in Money Market Fund” in the Company’s Condensed Consolidated Balance Sheets as of February 28, 2009.

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

8. Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS No. 161”) on November 30, 2008.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates.  The Company’s senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations.  The Company uses interest rate cap agreements, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on our earnings and cash flows, thus reducing our exposure to variability in expected future cash flows attributable to the changes in LIBOR rates.

SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt.  Instead, the interest rate cap agreements are adjusted to market on a quarterly basis.  As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

As of February 28, 2009, the Company was party to five outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

Fair Values of Derivative Instruments
In thousands of dollars	Asset Derivatives
	February 28, 2009		May 31, 2008

Derivatives Not Designated as Hedging Instruments Under FAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Assets	$5,606	Other Assets	$791

In thousands of dollars	Liability Derivatives
	February 28, 2009		May 31, 2008

Derivatives Not Designated as Hedging Instruments Under FAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabiities	$-	Other Liabiities	$-

(Gain)/Loss on Derivatives Instruments
In thousands of dollars
Derivatives Not Designated as Hedging Instruments Under Statement 133	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
		Nine Months Ended		Three Months Ended
		February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Interest Rate Cap Agreements	Interest Expense	$(1,454)	$ 176	$(1,793)	$ 124

These five agreements are recorded in the line item “Other Assets” within the Company’s Condensed Consolidated Balance Sheets.  The Company does not monitor these interest rate cap agreements for hedge effectiveness.

Two of the five interest rate cap agreements became effective on May 12, 2006.  One of these interest rate cap agreements has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  The other agreement has a notional principal amount of $700 million with a cap rate of 7.0% and terminates on May 29, 2009.

On December 20, 2007, the Company entered into an additional interest rate cap agreement to limit interest rate risk associated with its future long-term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.   The agreement will be effective on May 29, 2009 upon the termination of the Company’s existing $700 million interest rate cap agreement.  The Company will determine prior to the effective date whether it will apply hedge accounting treatment for this interest rate cap agreement. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate cap to fair value on a quarterly basis and as a result, gains or losses associated with this agreement will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

On January 16, 2009, the Company entered into two additional interest rate cap agreements to limit interest rate risk associated with its future long-term debt.  Each agreement will be effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015. The Company will determine prior to the effective date whether it will monitor these interest rate cap agreements for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate caps to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

9. Store Exit Costs

The Company establishes reserves covering future obligations of closed stores and stores expected to be closed, including lease and severance obligations.  These reserves are included in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets.  These charges are recorded in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations.  Reserves at February 28, 2009 and May 31, 2008 consisted of:

Fiscal Year Reserve Established	(in thousands)
	Balance at May 31, 2008	Provisions	Payments	Balance at February 28, 2009

2005	$67	$(4)	$(63)	$--
2008	95	(13)	(72)	10
2009	--	167	(167)	--
	$162	$150	$(302)	$10

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments over the remainder of the contractual obligation periods are all expected to be paid during Fiscal 2009.

10. Income Taxes

As of February 28, 2009, the Company had a current deferred tax asset of $52.4 million and a non-current deferred tax liability of $351.5 million.  As of May 31, 2008, the Company had a current deferred tax asset of $51.4 million and a non-current deferred tax liability of $464.6 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

Income taxes are provided on an interim basis based upon the Company’s estimate of the effective annual income tax rate. The effective tax rate for both the nine and three month periods ended February 28, 2009 differ from the estimate of the effective annual income tax rate due to certain discrete items.  As of February 28, 2009 and May 31, 2008, valuation allowances amounted to $4.8 million and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with the Company’s 2008 fiscal year.   Any tax benefit recognized in Fiscal 2009 by the use of a state tax net operating loss that was established prior to the April 13, 2006 merger transaction involving Bain Capital, LLC (the “Merger Transaction”), where a valuation allowance has been established, will be recorded first to reduce to zero the goodwill related to the Merger Transaction, second to reduce to zero other non-current intangible assets and third to reduce income tax expense.  Commencing during the fiscal year ended May 29, 2010, the provisions of SFAS 141R (as defined in Note 21 to the Company’s Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements”) will be effective for the Company, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Consolidated Statements of Operations.

 As of February 28, 2009, the Company reported total unrecognized tax benefits in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheet of $37.1 million, of which $8.8 million would affect the Company’s effective tax rate if recognized.  As of May 31, 2008, the Company reported total unrecognized tax benefits of $38.0 million, of which $8.3 million would affect the Company’s effective tax rate if recognized.  The Company reported total unrecognized tax benefits of $44.8 million as of June 3, 2007, the date of adoption of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”  Due to the potential for resolution of federal and state examinations, and the expiration of various statutes of limitations, it is reasonably possible that the Company’s gross unrecognized tax benefit balance may decrease within the next twelve months by as much as $12.4 million, related primarily to issues involving deferred revenue and depreciation.

As a result of positions taken during a prior period, the Company recorded $2.2 million and $0.5 million of interest and penalties for the nine and three month periods ended February 28, 2009, respectively.   In comparison, for the nine and three months ended March 1, 2008, the Company recorded $2.8 million and $0.5 million of interest and penalties, respectively.  As of February 28, 2009, cumulative interest and penalties of $18.8 million have been recorded on the Company’s Condensed Consolidated Balance Sheet.  The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is open to audit under the statute of limitations by the Internal Revenue Service for fiscal years 2004 through 2008.  The Company or its subsidiaries’ state income tax returns are open to audit under the statute of limitations for the fiscal years 2003 through 2008.  Refer to Note 20 to the Company’s Condensed Consolidated Financial Statements entitled “Subsequent Events” and Note 18 entitled “Income Taxes” in the Company’s Fiscal 2008 Form 10-K for further information regarding the Company’s tax positions.

11. Barter Transactions

The Company accounts for barter transactions under SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29” (“SFAS No. 153”), and EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” (“EITF 93-11”).  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value.  During November 2008, the Company exchanged $10.7 million of inventory for certain advertising credits which are to be used over the next six years, exclusive of the Company’s option to extend the term an additional two years. This exchange resulted in $10.7 million of sales and cost of sales in the Company’s Condensed Consolidated Statements of Operations for the nine month period ended February 28, 2009.  During the Company’s first quarter of Fiscal 2008, the Company exchanged $5.2 million of inventory for certain advertising credits, which were to be used over the subsequent three to five years.  As of February 28, 2009, the Company utilized $3.5 million of the $15.9 million of the total advertising credits available.

As of February 28, 2009, the Company recorded $2.3 million of barter related prepaid advertising credits in the line item “Prepaid and Other Current Assets” and $10.1 million of barter related prepaid advertising credits in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.  As of May 31, 2008, the Company recorded $1.7 million of barter related prepaid advertising credits in the line item “Prepaid and Other Current Assets” and $1.9 million of barter related prepaid advertising credits in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.

Barter credit usage for the nine and three month periods ended February 28, 2009, amounted to $1.9 million and $0.6 million, respectively, compared with $1.2 million and $0.5 million for the nine and three month periods ended March 1, 2008, respectively.

12.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors adopted the 2006 Management Incentive Plan (“Plan”). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other awards to executive officers and other key employees of the Company and its subsidiaries.  Pursuant to the Plan, employees have been granted options to purchase units of common stock in the Parent and restricted stock. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent.   On December 2, 2008, the Company amended the Plan, increasing the number of units reserved to 618,622 units.  As of February 28, 2009 there were 618,622 units reserved under the Plan consisting of 5,567,598 shares of Class A common stock of Parent and 618,622 shares of Class L common stock of Parent.

Non-cash stock compensation expense for the nine and three month periods ended February 28, 2009 amounted to $5.8 million and $3.7 million respectively.  In comparison, non-cash stock compensation expense for the nine and three months ended March 1, 2008 amounted to $1.3 million and $0.8 million respectively.  The table below summarizes the types of stock compensation:

Type of Non-Cash Stock Compensation	Nine Months Ended February 28, 2009	Nine Months Ended March 1, 2008	Three Months Ended February 28, 2009	Three Months Ended March 1, 2008
Stock Compensation – Separation Costs (A)	$2,425	$--	$2,425	$--
Stock Option Compensation (B)	3,331	1,287	1,268	755
Restricted Stock Compensation (B)	53	--	53	--
Total	$5,809	$1,287	$3,746	$755

(A)    Included in the line item "Restructuring and Separation Costs" in the Company's Condensed Consolidated Statements of Operations.
(B)    Included in the line item "Selling and Administrative Expense" in the Company's Condensed Consolidated Statements of Operations.

The $2.4 million of stock compensation – separation costs relate to the separation of the Company’s former President and Chief Executive Officer ("CEO") from the Company and is included in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statements of Operations.  These costs are related to the repurchase of a portion of the former CEO’s restricted stock under the terms of the separation agreement and a modification of the options granted to the former CEO (refer to Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further information regarding the separation of the former CEO from the Company).

Stock Options

Options granted during the nine month period ended February 28, 2009 are all service-based awards which were granted in three tranches with exercise prices as follows: Tranche 1:  $100 per unit; Tranche 2:  $180 per unit; and Tranche 3:  $270 per unit.  The service-based awards vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.  The options are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent’s common stock.

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

As of February 28, 2009, the Company had 501,500 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with SFAS No. 123R (Revised 2004), “Share-Based Payment” ("SFAS 123R"), using the modified prospective method, which requires companies to record stock option compensation expense for all non-vested and new awards beginning as of the adoption date. For the nine and three months ended February 28, 2009, the Company recognized non-cash stock option compensation expense of $3.3 million ($1.9 million after tax) and $1.3 million ($0.8 million after tax), respectively, net of a $0.6 million forfeiture adjustment for both the nine and three month periods ended February 28, 2009 as a result of actual forfeitures being higher than initially estimated.  In comparison, for the nine and three months ended March 1, 2008, the Company recognized non-cash stock option compensation expense of $1.3 million ($0.8 million after tax), net of $0.8 million of forfeiture adjustments, and $0.8 million ($0.5 million after tax), respectively.  There were no forfeiture adjustments recorded during the three months ended March 1, 2008.  Non-cash stock option compensation expense for all periods is included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations. At February 28, 2009, there was approximately $11.1 million of unearned non-cash stock option compensation that the Company expects to recognize as an expense over the next 4.8 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. At February 28, 2009, 23% of outstanding options to purchase units were vested.

Stock option unit transactions during the nine months ended February 28, 2009 are summarized as follows:

		(in thousands)
	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding May 31, 2008	412,000	$181.25

Options Issued	130,000	$167.31

Options Forfeited	(28,000)	180.00

Options Cancelled	(12,500)	$180.00

Options Exercised	--	--

Options Outstanding February 28, 2009	501,500	$177.68

    Non-vested stock option unit transactions during the nine months ended February 28, 2009 are summarized below:

		(in thousands)
	Number of Units	Weighted Average Grant Date Fair Value

Non-Vested Options Outstanding, May 31, 2008	315,000	$13,298

Granted	130,000	3,356

Vested	(23,800)	(972)

Forfeited	(28,000)	(1,143)

Cancellations	(7,500)	(306)

Non-Vested Options Outstanding, February 28, 2009	385,700	$14,233

The following table summarizes information about the stock options outstanding under the Plan as of February 28, 2009:

Option Units Outstanding
	Range of Exercise Prices	Number Outstanding at February 28, 2009	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Tranche 1	$90.00-100.00	183,833	8.0	$95.48
Tranche 2	$180.00	158,833	8.0	$180.00
Tranche 3	$270.00	158,834	8.0	$270.00
		501,500

    The following table summarizes information about the stock options vested or expected to vest during the contractual term:

	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

Expected to Vest as of February 28, 2009:

Tranche 1	165,355	8.00	$95.84
Tranche 2	143,075	8.00	180.00
Tranche 3	143,075	8.00	270.00

Exercisable as of February 28, 2009:

Tranche 1	38,600	6.60	$90.00
Tranche 2	38,600	6.60	180.00
Tranche 3	38,600	6.60	270.00

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan in Fiscal 2008 and Fiscal 2009:

	Nine Months Ended February 28, 2009	Nine Months Ended March 1, 2008

Risk-free interest rate	2.61%	4.11%
Expected volatility	41.92%	67%
Expected life	8.1 years	4.5 years
Contractual life	10 years	10 years
Expected dividend yield	0.0%	0.0
Fair value of option units granted	$28.97	$44.13

Restricted Stock Grants

Under the Plan, the Company also has the ability to grant restricted stock units (“Units”).  Each Unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent.

During the nine months ended February 28, 2009, the Company granted 7,500 Units at a fair value per Unit of $84.19.   The fair value of each Unit granted is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of Units outstanding.    All Units granted are service-based awards which were granted in three tranches and vest ratably over a three year service period.  Following a change of control, as defined by the Plan, all unvested Units shall accelerate and vest as of the date of such change of control.

During the three and nine month periods ended February 28, 2009, the Company recorded $0.1 million of non-cash stock compensation expense related to the grant of 7,500 Units which is included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations.  As of February 28, 2009, there was approximately $0.6 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 2.8 years.  The service based Units are expensed on a straight-line basis over the requisite service period of three years.  At February 28, 2009, none of the outstanding Units were vested.

Unit transactions during the nine months ended February 28, 2009 are summarized as follows:

Number of Units
Units Outstanding May 31, 2008	--

Units Issued	7,500

Units Forfeited	--

Units Cancelled	--

Units Exercised	--

Units Outstanding February 28, 2009	7,500

13.  Comprehensive (Loss)/Income

The Company accounts for comprehensive (loss)/income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  For the nine and three month period ended February 28, 2009 and the nine and three month period ended March 1, 2008 comprehensive (loss)/income consisted of net (loss)/income.

14. Other Revenue

Other revenue consists of rental income received from leased departments; subleased rental income; layaway, alteration, dormancy and other service charges; and other miscellaneous items.  Layaway, alteration, dormancy and other service charges (“Service Fees”) amounted to $7.1million and $1.9 million for the nine and three month periods ended February 28, 2009, respectively, compared with $8.6 million and $2.0 million for the nine and three month periods ended March 1, 2008, respectively.  The decrease in Service Fees is related to the Company’s decision to cease charging dormancy service fees on outstanding balances of store value cards (refer to Note 15 of the Company’s Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion regarding store value cards).  Dormancy service fees contributed $2.2 million and $0.3 million to the Service Fees for the nine and three month period ended March 1, 2008, respectively.

 Rental income from leased departments amounted to $6.7 million and $3.1 million for each of the nine and three month periods ended February 28, 2009, respectively, compared with $6.3 million and $2.8 million for each of the nine and three month periods ended March 1, 2008, respectively. Subleased rental income and other miscellaneous revenue items amounted to $8.8 million and $3.3 million for the nine and three month periods ended February 28, 2009, respectively, compared with $9.1 million and $3.3 million for the nine and three month periods ended March 1, 2008, respectively.

15.  Store Value Cards

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

Early in Fiscal 2008, the Company determined it had accumulated adequate historical data to determine a reliable estimate of the amount of gift cards that would not be redeemed.  The Company formed a corporation in Virginia (BCF Cards, Inc.) to issue the Company’s store value cards commencing December 29, 2007 and upon the formation of BCF Cards, Inc., the Company discontinued assessing a dormancy service fee on inactive store value cards.   Instead, during the third quarter of Fiscal 2008, the Company began estimating and recognizing store value card breakage income in proportion to actual store value card redemptions and records such income in the line item “Other Income/Expense, Net” in the Company’s Condensed Consolidated Statements of Operations. The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.  For the nine and three months ended February 28, 2009, the Company recorded $2.3 million and $0.8 million, respectively, of store value card breakage income compared with $4.7 million recorded during the nine and three months ended March 1, 2008.  The decrease in breakage income is attributable to the Company initially recording breakage during the three months ended March 1, 2008 which included cumulative breakage income related to store value cards issued since the introduction of the store value card program.

16.  Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, unredeemed store value cards, accrued payroll costs, self –insurance reserves  ($35.8 million and $36.7 million as of February 28, 2009 and May 31, 2008, respectively), accrued operating expenses, layaway deposits, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in worker's compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.

17.  Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”  The Company has identified operating segments at the store level. However, each stores’ operating performance has been aggregated into one reportable segment.  Each store meets the aggregation criteria set forth in SFAS No. 131.  The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products, nature of production processes and distribution methods.  Revenues from customers are derived from merchandise sales and the Company does not rely on any major customers as a source of revenue.

18.  Acquisition of Value City Leases

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

As of February 28, 2009, the Company had fulfilled its obligations with respect to the Value City Entities.  Of the original 24 leases that were contemplated in the transaction, the Company acquired 18 of them for a total purchase price of $8.3 million.  Six of the locations were removed from the transaction in accordance with the Agreement.

19.  Commitments and Contingencies

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

Lease Agreements

    The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of February 28, 2009, the Company committed to six new lease agreements for locations at which stores are expected to be opened during the fourth quarter of Fiscal 2009.  The six new stores are expected to have minimum lease payments of $0.9 million, $4.3 million, $4.3 million, $4.3 million, and $30.5 million for the remainder of Fiscal 2009, and the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and all subsequent years thereafter, respectively.

Letters of Credit

    The Company had letter of credit arrangements with various banks in the aggregate amount of $40.7 million and $32.7 million guaranteeing performance under various lease agreements, insurance contracts and utility agreements at February 28, 2009 and March 1, 2008, respectively.

    Additionally, the Company had an outstanding letter of credit in the amount of $2.4 million and $3.4 million at February 28, 2009 and March 1, 2008, respectively, guaranteeing its Industrial Revenue Bonds.  The Company also has outstanding letters of credit arrangements in the aggregate amount of $5.6 million and $8.0 million at February 28, 2009 and March 1, 2008, respectively, related to certain merchandising agreements.

Severance and Separation

    During the three months ended February 28, 2009, the Company entered into certain severance and separation agreements which require it to make payments to certain former employees.  These obligations resulted in a charge during the three months ended February 28, 2009 of approximately $3.7 million.  Approximately $1.7 million of this charge related to the reduction of 2,300 positions in the Company's corporate office and its stores.  As of February 28, 2009 approximately $0.7 million of the liability remains to be paid, the majority of which will be paid by May 30, 2009 with the remaining amount being paid during the first quarter of Fiscal 2010.

    Additionally, $2.0 million of the charge recorded during the three months ended February 28, 2009 relates to the separation of the Company's former President and Chief Executive Officer from the Company.  As of February 28, 2009, $1.9 million of this liability remains to be paid.  The Company expects to make payments related to this charge in bi-weekly installments through May 30, 2011.

20.  Subsequent Events

In March 2009, the IRS issued its revenue agent report detailing a proposed increase of $10.4 million in the Company’s tax liability for fiscal years 2004 and 2005, which was agreed to by the Company.  The Company previously accrued for this tax liability as part of its FIN 48 tax liabilities.  The Company is currently in negotiations with the IRS regarding the timing of payment to satisfy the agreed obligation with interest and is therefore still evaluating the impact the settlement may have on its financial statements in the fourth quarter of the current fiscal year.  It is currently contemplated that payment will be satisfied by approximately July 2010.

21. Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (“SFAS No. 141R”).   SFAS No. 141R applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.   SFAS No. 141R also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions by requiring such changes to be recorded as a component of the income tax provision. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company expects SFAS No. 141R will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).   This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of non-governmental entities that are presented in conformity with GAAP.  This statement was became effective on November 15, 2008.  It did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

In June 2008, the FASB ratified EITF No. 08-3 “Accounting by Lessees for Maintenance Deposits” (“EITF 08-3”).  EITF 08-3 mandates that maintenance deposits that may not be refunded should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  This EITF is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company does not believe that the adoption of EITF 08-3 will have a material impact on the Company’s Condensed Consolidated Financial Statements.

22. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 .1% Senior Notes due 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following Condensed Consolidating Financial Statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. Holdings has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on Holdings Senior Discount Notes, provided that no event of default under BCFWC’s debt agreements has occurred or will occur as the result of such interest payment.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of February 28, 2009

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$2,650	$24,794	$-	$27,444
Restricted Cash and Cash Equivalents	-	-	2,637	-	2,637
Investment in Money Market Fund	-	-	3,526		3,526
Accounts Receivable	-	21,980	8,152	-	30,132
Merchandise Inventories	-	826	725,948	-	726,774
Deferred Tax Asset	-	14,401	37,960	-	52,361
Prepaid and Other Current Assets	-	12,862	14,262	-	27,124
Income Tax Receivable	-		2,609	-	2,609
Assets Held for Sale	-	-	782	-	782

Total Current Assets	-	52,719	820,670	-	873,389

Property and Equipment - Net of Accumulated Depreciation	-	53,397	852,622	-	906,019
Tradename	-	247,000	-		247,000
Favorable Leases, Net of Accumulated Amortization	-	-	490,995		490,995
Goodwill	-	45,613	-		45,613
Other Assets	164,147	1,631,500	36,218	(1,741,954)	89,911

Total Assets	$164,147	$2,030,229	$2,200,505	$(1,741,954)	$2,652,927

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$408,554	$-	$-	$408,554
Income Taxes Payable	-	206		-	206
Other Current Liabilities	-	122,192	100,095	-	222,287
Current Maturities of Long Term Debt	-	8,807	1,756	-	10,563

Total Current Liabilities	-	539,759	101,851	-	641,610

Long Term Debt	-	1,199,957	126,072	-	1,326,029
Other Liabilities	-	18,489	161,158	(10,000)	169,647
Deferred Tax Liability	-	107,877	243,617	-	351,494

Stockholders' Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	463,180	463,180	1,152,636	(1,615,816)	463,180
(Accumulated Deficit)/ Retained Earnings	(299,033)	(299,033)	415,171	(116,138)	(299,033)

Total Stockholders' Equity	164,147	164,147	1,567,807	(1,731,954)	164,147

Total Liabilities and Stockholders' Equity	$164,147	$2,030,229	$2,200,505	$(1,741,954)	$2,652,927

 Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of May 31, 2008
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,114	$35,987	$-	$40,101
Restricted Cash and Cash Equivalents	-	-	2,692	-	2,692
Accounts Receivable, Net	-	20,930	6,207	-	27,137
Merchandise Inventories	-	1,354	718,175	-	719,529
Deferred Tax Assets	-	14,222	37,154	-	51,376
Prepaid and Other Current Assets	-	11,581	13,397	-	24,978
Income Tax Receivable	-	935	2,929	-	3,864
Assets Held for Disposal	-	-	2,816	-	2,816

Total Current Assets	-	53,136	819,357	-	872,493

Property and Equipment, Net of Accumulated Depreciation	-	58,906	860,629	-	919,535
Tradename	-	526,300	-	-	526,300
Favorable Leases, Net of Accumulated Amortization	-	-	534,070	-	534,070
Goodwill	-	42,775	-	-	42,775
Other Assets	323,524	1,705,185	21,025	(1,980,415)	69,319

Total Assets	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$-	$337,040	$-	$-	$337,040
Income Taxes Payable	-	4,256	1,548	-	5,804
Other Current Liabilities	-	128,597	110,269	-	238,866
Current Maturities of Long Term Debt	-	2,057	1,596	-	3,653

Total Current Liabilities	-	471,950	113,413	-	585,363

Long Term Debt	-	1,352,557	127,674	-	1,480,231
Other Liabilities	-	17,550	103,226	(10,000)	110,776
Deferred Tax Liability	-	220,721	243,877	-	464,598

Stockholders’ Equity:	-	-	-	-	-

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	457,371	457,371	1,352,271	(1,809,642)	457,371
(Accumulated Deficit)/ Retained Earnings	(133,847)	(133,847)	294,620	(160,773)	(133,847)

Total Stockholders’ Equity	323,524	323,524	1,646,891	(1,970,415)	323,524

Total Liabilities and Stockholders’ Equity	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Nine months ended February 28, 2009

	Holdings	BCFW	Guarantors		Eliminations	Consolidated

REVENUES:
Net Sales	$-	$2,398	$2,728,106	$		$2,730,504
Other Revenue	-	(262)	22,850			22,588

Total Revenue	-	2,136	2,750,956			2,753,092

COSTS AND EXPENSES:
Cost of Sales	-	1,472	1,675,088			1,676,560
Selling and Administrative Expenses	-	110,933	726,312			837,245
Restructuring and Separation Costs		2,426	3,693			6,119
Depreciation	-	20,469	73,810			94,279
Amortization	-	7,374	25,634			33,008
Impairment Charges - Long-Lived Assets	-	-	28,134			28,134
Impairment Charges - Tradename		279,300	-			279,300
Interest Expense	-	63,172	12,527			75,699
Other Income/Expense, net	-	(1,837)	565			(1,272)
Loss (Earnings) from Equity Investment	165,186	(120,551)	-		(44,635)	-
	165,186	362,758	2,545,763		(44,635)	3,029,072

(Loss) Income Before Income Tax (Benefit) Expense	(165,186)	(360,622)	205,193		44,635	(275,980)
Income Tax / (Benefit) Expense	-	(195,436)	84,642		-	(110,794)
Net (Loss) Income	$(165,186)	$(165,186)	$120,551		$44,635	$(165,186)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations (All amounts in thousands)

	For the Three Months Ended February 28, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$436	$1,020,643	$-	$1,021,079
Other Revenue	-	226	8,070	-	8,296

Total Revenue	-	662	1,028,713	-	1,029,375

COSTS AND EXPENSES:
Cost of Sales	-	283	634,103	-	634,386
Selling and Administrative Expenses	-	38,687	226,952	-	265,639
Restructuring and Separation Costs		2,426	3,393		5,819
Depreciation	-	6,981	25,585	-	32,566
Amortization	-	2,460	8,783	-	11,243
Impairment Charges - Long-Lived Assets	-	-	28,134	-	28,134
Impairment Charges - Tradename		279,300	-		279,300
Interest Expense	-	17,383	4,178	-	21,561
Other Income/Expense, net	-	(1,077)	2,643	-	1,566
Loss (Earnings) from Equity Investment	150,895	(55,889)	-	(95,006)	-
	150,895	290,554	933,771	(95,006)	1,280,214

(Loss) Income Before Income Tax (Benefit) Expense	(150,895)	(289,892)	94,942	95,006	(250,839)

Income Tax / (Benefit) Expense	-	(138,997)	39,053	-	(99,944)
Net (Loss) Income	$(150,895)	$(150,895)	$55,889	$95,006	$(150,895)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Nine months ended March 1, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$3,039	$2,609,409	$-	$2,612,448
Other Revenue	-	370	23,596	-	23,966
TOTAL REVENUE	-	3,409	2,633,005	-	2,636,414

COSTS AND EXPENSES:
Cost of Sales	-	1,874	1,611,368	-	1,613,242
Selling and Administrative Expenses	-	102,029	700,763	-	802,792
Depreciation	-	18,585	75,416	-	94,001
Amortization	-	7,333	24,803	-	32,136
Impairment Charges - Long-Lived Assets	-	-	7,873	-	7,873
Impairment Charges - Tradename	-	-	-	-	-
Interest Expense	-	85,302	11,511	-	96,813
Other Income/Expense, net	-	(3,595)	(6,939)	-	(10,534)
Equity in (Earnings) Loss of Subsidiaries	442	(125,094)	-	124,652	-
	442	86,434	2,424,795	124,652	2,636,323

(Loss) Income Before Income Tax (Benefit) Expense	(442)	(83,025)	208,210	(124,652)	91
Income Tax (Benefit) Expense	-	(82,583)	83,116	-	533
Net (Loss) Income	$(442)	$(442)	$125,094	$(124,652)	$(442)

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	For the Three Months Ended March 1, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
	(All amounts in thousands)

REVENUES:
Net Sales	$-	$1,173	$985,940	$-	$987,113
Other Revenue	-	(1,622)	9,725	-	8,103
TOTAL REVENUE	-	(449)	995,665	-	995,216

COSTS AND EXPENSES:
Cost of Sales	-	725	611,579	-	612,304
Selling and Administrative Expenses	-	36,609	236,895		273,504
Depreciation	-	5,431	26,968	-	32,399
Amortization	-	(921)	11,677	-	10,756
Impairment Charges - Long-Lived Assets	-	-	494	-	494
Impairment Charges - Tradename	-	-	-	-	-
Interest Expense	-	25,957	3,946	-	29,903
Other Income/Expense, net	-	(2,793)	(5,240)	-	(8,033)
Equity in (Earnings) Loss of Subsidiaries	(26,780)	(66,053)	-	92,833	-
	(26,780)	(1,045)	886,319	92,833	951,327

Income (Loss) Before Income Tax (Benefit) Expense	26,780	596	109,346	(92,833)	43,889
Income Tax (Benefit) Expense	-	(26,184)	43,293	-	17,109
Net Income (Loss)	$26,780	$26,780	$66,053	$(92,833)	$26,780

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Nine months ended February 28, 2009
	Holdings	BCFW	Guarantors	Eliminations	Consolidated

OPERATING ACTIVITIES
Net Cash (Used In) Provided by Operating Activities	$-	$162,417	$91,334	$-	$253,751

INVESTING ACTIVITIES
Cash Paid for Property and Equipment and Other Assets	-	(14,327)	(89,192)	-	(103,519)
Proceeds Received from Sales of Fixed Assets and Leasehold Improvements	-	-	177	-	177
Acquisition of Lease Rights	-	-	(3,938)	-	(3,938)
Redesignation of Cash Equivalents to Investments in Money Market Fund	-	-	(56,294)	-	(56,294)
Redemption of Investment in Money Market Fund	-	-	48,107	-	48,107
Change in Restricted Cash and Cash Equivalents	-	-	55	-	55
Investing Activity-Other	-	106	-	-	106

Net Cash Used in Investing Activities	-	(14,221)	(101,085)	-	(115,306)

FINANCING ACTIVITIES
Purchase of Interest Rate Cap	-	(3,360)	-	-	(3,360)
Proceeds from Long Term Debt - ABL Line of Credit	-	631,751	-	-	631,751
Principal Payments on Long Term Debt	-	-	(1,442)	-	(1,442)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(778,051)	-	-	(778,051)

Net Cash Provided By (Used In) Financing Activities	-	(149,660)	(1,442)	-	(151,102)

Increase in Cash and Cash Equivalents	-	(1,464)	(11,193)	-	(12,657)
Cash and Cash Equivalents at Beginning of Period	-	4,114	35,987	-	40,101

Cash and Cash Equivalents at End of Period	$-	$2,650	$24,794	$-	$27,444

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine months ended March 1, 2008
	Holdings	BCFW	Guarantors	Elimination	Consolidated
	(All amounts in thousands)

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$78,575	$67,214	$-	$145,789

INVESTING ACTIVITIES
Cash Paid for Property and Equipment and Other Assets	-	(18,509)	(46,473)	-	(64,982)
Proceeds Received from Sales of Fixed Assets and Leasehold Improvements	-	-	2,159	-	2,159
Acquisition of Lease Rights	-	-	(4,150)		(4,150)
Change in Restricted Cash and Cash Equivalents		-	46		46
Other	-	(34)	-	-	(34)

Net Cash Used in Investing Activities	-	(18,543)	(48,418)	-	(66,961)

FINANCING ACTIVITIES
Proceeds from Long -Term Debt – ABL Senior Secured Revolvin Facility	-	437,301	-	-	437,301
Principal Payments on Long Term Debt	-	-	(1,327)	-	(1,327)
Principal Payments on Long Term Loan	-	(11,443)	-	-	(11,443)
Principal Payments on Long Term Debt - ABL Senior Secured Revolving Facility	-	(490,556)	-	-	(490,556)
Equity Investment	-	-	-	-	-
Purchase of Interest Rate Cap - Agreement		(424)			(424)
Payment of Dividends	(725)	(725)	-	725	(725)
Receipt of Dividends	725	-	-	(725)	-

Net Cash Used in Financing Activities	-	(65,847)	(1,327)	-	(67,174)

(Decrease) Increase in Cash and Cash Equivalents	-	(5,815)	17,469	-	11,654
Cash and Cash Equivalents at Beginning of Period	-	20,035	13,843	-	33,878

Cash and Cash Equivalents at End of Period	$-	$14,220	$31,312	$-	$45,532

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

Fiscal Year

We define the 2009 fiscal year (“Fiscal 2009”) and the 2008 fiscal year (“Fiscal 2008”) as the twelve month period ending on May 30, 2009 and the twelve month period ended on May 31, 2008, respectively.

Overview

We experienced an increase in net sales for the three months ended February 28, 2009 compared with the three months ended March 1, 2008.  Consolidated net sales increased $34.0 million, or 3.4%, to $1,021.1 million for the three month period ended February 28, 2009 from $987.1 million for the comparable period last year. This increase was due to (i) an increase in net sales of $67.8 million for stores opened in 2009, (ii) an increase in net sales of $8.9 million for stores opened in 2008 that are not included in the Company’s comparative store sales, (iii) a comparable store sales decrease of $40.7 million, or 4.3%, and (iv) a decrease in net sales of $2.0 million from stores closed since the comparable period last year. From March 2, 2008 through February 28, 2009 we opened 31 net new stores. The comparable store decrease is due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Our gross margin as a percentage of sales remained relatively consistent during the three month period ended February 28, 2009 compared with the three month period ended March 1, 2008, decreasing slightly to 37.9% from 38.0%.  The slight decrease is the result of decreased initial markups offset in part by a decrease in markdowns as a percent of sales.

We recorded a net loss of $150.9 million for the three month period ended February 28, 2009 compared with net income of $26.8 million for the three month period ended March 1, 2008.  The decrease in our operating results of $177.7 million during the three months ended February 28, 2009 compared with the three months ended March 1, 2008 is primarily attributable to impairment charges related to the Company’s tradename and long-lived assets and restructuring and separation costs, partially offset by the positive operating results of our new stores.

We experienced an increase in net sales for the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.  Consolidated net sales increased $118.1 million, or 4.5%, to $2,730.5 million for the nine month period ended February 28, 2009 from $2,612.4 million for the comparable period last year. This increase was due to (i) an increase in net sales of $138.3 million for stores opened in 2009, (ii) an increase in net sales of $39.9 million for stores opened in 2008 that are not included in the Company’s comparative store sales, (iii) an increase in barter sales of $5.5 million, (iv) a comparable store sales decrease of $58.4 million, or 2.3%, and (v) a decrease in net sales of $6.7 million from stores closed since the comparable period last year. From March 2, 2008 through February 28, 2009 we opened 31 net new stores. The comparable store decrease is due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Our gross margin as a percentage of sales increased to 38.6% from 38.2% during the nine month period ended February 28, 2009 compared with the nine month period ended March 1, 2008.  The improvement in gross margin is primarily due to fewer markdowns as a percent of sales and improved initial markups which are the result of lower costs associated with better and more opportunistic buying efforts.

The improvement in markdowns as a percent of sales is primarily related to our taking $16.9 million of permanent markdowns during the fourth quarter of Fiscal 2008 which were historically taken during the first quarter of our fiscal year. The decision to accelerate permanent markdowns into the fourth quarter of Fiscal 2008 was made to stimulate sales of our summer product categories. We wanted to be priced right for the customer given the lower than planned sales trends leading up to May 2008.

We recorded a net loss of $165.2 million for the nine month period ended February 28, 2009 compared with a net loss of $0.4 million for the nine month period ended March 1, 2008.  The decrease in our operating results during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008 is primarily attributable to impairment charges related to our tradename and long-lived assets and restructuring and separations costs partially offset by positive contributions from new stores opened in Fiscal 2009 and decreased interest expense as a result of lower interest rates during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.

Current Conditions

Store Openings, Closings, and Relocations. During the nine months ended February 28, 2009, we opened 33 new Burlington Coat Factory Warehouse stores (“BCF” stores) and closed three BCF stores, two of which were in locations within the same trading market as two of the new stores that we opened.  As of February 28, 2009, we operated 427 stores under the names "Burlington Coat Factory Warehouse" (409 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (fifteen stores) and "Super Baby Depot" (one store).  We have reduced our planned new store openings for the remainder of Fiscal 2009 and have committed to only six new lease agreements for stores to be opened during the remainder of Fiscal 2009.  In addition to the planned new store openings during the remainder of Fiscal 2009, we are planning to remodel three of our existing stores which were damaged by hurricanes in the Fall of 2008 (refer to section below entitled “Operational Growth” for further discussion regarding our store openings, closings and relocations).

We will continue to pursue our growth plans and invest in capital projects that meet our required financial hurdles. However, given the uncertainty of the economy, we have curtailed our store opening plans and prudent management of inventory and expenses will remain a strategic initiative.

Ongoing Initiatives.  We continue to focus on a number of ongoing initiatives aimed at increasing our store profitability by reducing expenses and  improving our comparative store sales trends.  These initiatives include, but are not limited to:

•	Reducing our cost structure in excess of $60 million during this and the last quarter of Fiscal 2009 as discussed below.

•
Reduce Store payroll costs. We introduced a new store management model during the third quarter of Fiscal 2009. This new model was designed to provide consistent management coverage by sales volume. Also during the quarter, we began to allocate payroll to the stores based primarily on an expected sales per labor hour metric.  Finally, we began to closely monitor new hire wage rates to ensure new hires were brought in at rates commensurate with their experience. We believe these actions will allow us to run the business more efficiently without sacrificing our ability to serve our customers.

•
Supply Chain efficiencies.  We continue to work on several logistics initiatives. The regional distribution model is well underway and is an effort to reduce the amount of transportation miles required to service the stores which results in reduced costs and improved service levels. The reduced costs will be realized primarily by a consolidation of distribution centers. We have also implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers. Finally, we are in the process of implementing a new warehouse management system which will allow for further improvements in productivity by providing functionality not currently available.

•	In January of 2009, we executed the planned reduction of our workforce in our corporate office and stores by approximately 2,300 positions, or slightly less than 9% of our total workforce.

•
Enhancing our merchandise content.  We are focused on our core female customer who shops for herself and her family. We are working toward building assortments that better address her needs – trend right, desirable brands at great everyday low prices. We will deliver exceptional values that fit within a good, better, and best pricing strategy. By reducing our emphasis on upfront and all store buys, we believe the liquidity that will be generated will allow us to take advantage of strong in-season buys.

•
Refining our store experience through the eyes of the customer. We are empowering our store teams to provide an outstanding customer experience for every customer in every store, every day. We are working hard to streamline processes to create opportunities for fast and effective customer interactions. Our stores must reflect clean, organized merchandise presentations that highlight the depth and breadth of our assortments. Through proper staffing flexibility we will provide sales floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

•
Keeping inventory fresh through improved receipt management. This initiative is targeted to ensure that we have the right goods, in the right store, at the right time. We are working to better develop and tailor assortments to each individual market and region to address seasonal and lifestyle differences. A more consistent merchandise flow can be achieved by better aligning receipts with sales. In addition, we believe we can improve receipt management by incorporating flow, inventory turnover, and exit strategies for fashion and seasonal product into the day-to-day business process.

 General Economic Conditions.  Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  During Fiscal 2009, there has been significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers, including us. In response to this, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent, including the planned reduction in excess $60 million out of our cost structure (as further described above as part of our “Ongoing Initiatives”) and the planned decrease of approximately $17 million out of our Fiscal 2009 capital expenditure plan (as further described below under the caption “Operational Growth”). We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines.  If these adverse economic trends worsen, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and Part II, Item 1A of this report entitled “Risk Factors.”

Key Performance Measures

Management considers numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, adjusted EBITDA, as defined in the credit agreement governing the Term Loan, gross margin and inventory levels, inventory turnover, liquidity and comparative store payroll.

Comparative Store Sales. Comparative store sales measures performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  The method of calculating comparative store sales varies across the retail industry.  We define comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately one year and two months).  Existing stores whose square footage has been changed by more than 20% and relocated stores (except those relocated within the same shopping center) are classified as new stores for comparative store sales purposes.  We experienced a decrease in comparative store sales of 2.3% and 4.3% during the nine and three month periods ended February 28, 2009, respectively, compared with the nine and three month periods ended March 1, 2008.

Various factors affect comparative store sales, including, but not limited to, current economic conditions, weather conditions, the timing of our releases of new merchandise, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.  While any and all of these factors can impact comparative store sales, we believe that the decrease in comparative store sales in the nine and three month periods ended February 28, 2009 as compared with the nine and three month periods ended March 1, 2008 is primarily attributable to weakened consumer demand as a result of the downturn in the economy.

    Adjusted EBITDA.  Adjusted EBITDA is a non-GAAP financial measure of our performance.  Adjusted EBITDA starts with consolidated net income for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA corresponds to the definition used in the credit agreement governing the Company’s Term Loan and is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our operating business and provides greater transparency into our results of operations.  Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements and to comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.  Refer to section entitled "Liquidity and Capital Resources" for further discussion regarding our debt and related covenants.

    Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP or for analyzing our results as reported under GAAP.  Some of these limitations include:

·	Adjusted EBITDA does not reflect changes in, or cash requirement for, our working capital needs;
·	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
·	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
·	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
·
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and these Adjusted EBITDA measures do not reflect any cash requirements for such replacements; and

·	Other companies in our industry may calculate these Adjusted EBITDA measures differently so they may not be comparable.

    Adjusted EBITDA for the three months ended February 28, 2009 increased $15.6 million or 12.9 % from $120.9 million for the three months ended March 1, 2008 to $136.5 million for the three months ended February 28, 2009. The improvement in Adjusted EBITDA is primarily the result of sales growth from new stores and the cost reductions realized during the three month period ended February 28, 2009, as further described above under the caption entitled “Current Conditions.”

    Adjusted EBITDA for the nine months ended February 28, 2009 increased $19.6 million or 8.1% from $243.0 million for the nine months ended March 1, 2008 to $262.6 million for the nine months ended February 28, 2009.  As previously discussed, the improvement in Adjusted EBITDA is primarily the result of sales growth from new stores and the cost reductions realized during the nine month period ended February 28, 2009, as further described above under the caption entitled “Current Conditions.”

The following table shows our calculation of Adjusted EBITDA for the nine and three months ended February 28, 2009 and March 1, 2008:

	Nine Months Ended		Three Months Ended
	February 28, 2009	March 1, 2008	February 28, 2009	March 1, 2008

Net (Loss) Income	$(165,186)	$(442)	$(150,895)	$26,780
Interest Expense	75,699	96,813	21,562	29,903
Income Tax (Benefit)/ Provision	(110,794)	533	(99,944)	17,109
Depreciation	94,279	94,001	32,567	32,399
Amortization	33,008	32,136	11,242	10,756
Impairment Charges - Long-Lived Assets	28,134	7,873	28,134	494
Impairment Charges - Tradename	279,300	--	279,300	--
Interest Income	(570)	(1,632)	(143)	(674)
Non Cash Straight-Line Rent Expense (a)	6,745	5,498	1,709	1,405
Advisory Fees (b)	3,641	3,183	1,188	1,108
Stock Compensation Expense ( c )	5,809	1,287	3,746	755
Sox Compliance (d)	1,196	1,716	120	1,237
Loss on Investment in Money Market Fund (e)	4,661	--	2,995	--
Leasehold Purchase Amortization(f)	634	--	282	--
Severance (g)	1,735	--	1,735	--
Franchise Taxes (h)	714	566	250	136
Insurance Reserve (i)	(844)	220	(561)	(1,021)
Advertising Expense Related to Barter (j)	1,918	1,240	624	478
CEO Transition Costs (k)	2,558	--	2,558	--
Adjusted EBITDA	$262,637	$242,992	$136,496	$120,865

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreement governing the term loan.
(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreement governing the term loan.
(c)	Represents expenses recorded under SFAS No. 123(R) during the fiscal periods, in accordance with the credit agreement governing the term loan.
(d)
As a voluntary non-accelerated filer, we furnished our initial management report on Internal Controls Over Financial Reporting in our Annual Report on Form 10-K for Fiscal 2008.  These costs represent professional fees related to this compliance effort that were incurred during the first quarter of Fiscal 2009, as well as fees incurred as part of the ongoing compliance effort for Fiscal 2009, as approved by the administrative agent for the Term Loan.

(e)	Represents the loss on our investment in the Reserve Primary Fund (Fund), related to a decline in the fair value of the underlying securities held by the Fund, as approved by the administrative agent for the Term Loan.
(f)	Represents amortization of lease purchases which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreement governing the term loan.
(g)	Represents a severance charge resulting from a reduction of approximately 9% of our workforce during the third quarter of Fiscal 2009 (refer to Note 3 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreement governing the term loan.
(h)	Represents the franchise taxes paid which are based on the equity of the Company, as approved by the administrative agent for the Term Loan.
(i)	Represents the change in calculated non-cash reserves based on estimated general liability, workers compensation and health insurance claims, net of cash payments, as approved by the administrative agent for the Term Loan.
(j)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agent for the Term Loan.
(k)	On December 2, 2008, we entered into an employment agreement with our new President and Chief Executive Officer. In connection with that effort, we recorded executive recruiting costs. Additionally, we entered into a separation agreement with the former President and Chief Executive Officer pursuant to which he would receive continuation payments and other benefits payable as described in his separation agreement. Both of these adjustments were approved by the administrative agent for the Term Loan.

    Gross margin.  Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales.  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation" line items in our Condensed Consolidated Statements of Operations.  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, warehouse outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  For the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008 we experienced an increase in gross margin as a percent of sales from 38.2% to 38.6%. The improvement in gross margin is primarily due to fewer markdowns as a percent of sales and improved initial markups which are the result of lower costs associated with better and more opportunistic buying efforts.

    The improvement in markdowns as a percent of sales is primarily related to our taking $16.9 million of markdowns during the fourth quarter of Fiscal 2008 which were historically taken during the first quarter of our fiscal year. The decision to accelerate markdowns into the fourth quarter of 2008 was made to stimulate sales of our summer product categories. We wanted to be priced right for the customer given the lower than planned sales trends leading up to May.

    In light of the current economic conditions, we continue to work to reduce our inventory levels in the stores.  Our efforts to date are evident in the 14% reduction in average store inventory at the end of the third quarter of Fiscal 2009 compared with the third quarter of Fiscal 2008. By managing our inventories conservatively we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.   Over time, we intend to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory. This may result in us taking more markdowns as a percent of sales than prior periods, which would have a negative impact on gross margin.

    Inventory decreased to $726.8 million at February 28, 2009 from $784.1 million at March 1, 2008.  Average store inventory decreased 14% to $1.7 million per store at February 28, 2009 compared with average store inventory of $2.0 million as of March 1, 2008.

Inventory at May 31, 2008 was $719.5 million compared with inventory of $726.8 million at February 28, 2009.   The increase is due to new store openings partially offset by a decrease in average store inventory.  Average store inventory at February 28, 2009 decreased approximately 6.1% to $1.7 million per store compared with the average store inventory of $1.8 million as of May 31, 2008.

Inventory Turnover. Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns will be necessary to sell the inventory. Inventory turnover is calculated by dividing the net sales before sales discounts by the average retail inventory for the period being measured. The annualized inventory turnover rate during the first nine months of Fiscal 2009 is consistent with the annualized inventory turnover rate during the first nine months of Fiscal 2008 at 2.3 turns per year.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced a decrease in cash flow of $24.3 million during the nine month period ended February 28, 2009 compared with the nine month period ended March 1, 2008, primarily due to increased capital expenditures related to new store growth and the designation of cash and cash equivalents to investments in money market funds (as further described in Note 7 to our Condensed Consolidated Financial Statements entitled “Fair Value Measurements”), offset in part by lower net borrowings on our ABL Line of Credit and improved operating results.  Cash and cash equivalents decreased $12.7 million to $27.4 million during the nine months ended February 28, 2009 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at February 28, 2009 was $229.1 million compared with $250.4 million at March 1, 2008.  This decrease in working capital is primarily attributable to decreased inventory levels as a result of the decrease in our average store inventory of 14% and decreased cash on hand partially offset by a decrease in accounts payable as a result of the decreased inventory balance.

Working capital at May 31, 2008 was $284.4 million compared with working capital of $229.1 million at February 28, 2009.  The decrease in working capital from May 31, 2008 to February 28, 2009 is primarily due to an increase in accounts payable as a result of the timing of invoices received and new store growth.

Comparative Store Payroll.  Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year. We define our comparative store payroll as stores which were opened for an entire week both in the previous year and the current year.  Comparative store payroll decreased 8.7% and 15.7% for the nine and three months ended February 28, 2009, respectively, compared with the nine and three months ended March 1, 2008 as a result of our ongoing initiative to reduce store payroll costs.  This is being accomplished through a variety of processes.  First, we have introduced a new store management model that was designed to provide consistent management coverage by sales volume.  We also began managing payroll of the stores based primarily on an expected sales per labor hour metric.  Prior to this change, stores were allocated dollar amounts based on sales volume which didn’t take into account disparities between hourly rates by state.  Lastly, we began to closely monitor new hire wage rates to ensure new hires were brought in at rates commensurate with their experience.  We believe that these actions will allow us to run the business more efficiently without sacrificing our ability to serve our customers.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long lived assets, intangible assets, goodwill impairment, self insurance, sales returns, allowances for doubtful accounts and income taxes. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

          Our critical accounting policies and estimates are consistent with those disclosed in our 2008 10-K.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the nine and three month periods ended February 28, 2009 and March 1, 2008.

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	(unaudited)		(unaudited)
	February 28,	March 1,	February 28,	March 1,
	2009	2008	2009	2008

Net Sales	100.0%	100%	100%	100%

Other Revenue	0.8	0.9	0.8	0.8

Cost of Sales	61.4	61.8	62.1	62.0

Selling & Administrative Expenses	30.7	30.7	26.0	27.7

Restructuring and Separation Costs	0.2	--	0.6	--

Depreciation	3.5	3.6	3.2	3.3

Amortization	1.2	1.2	1.1	1.1

Impairment Charges - Long-Lived Assets	1.0	0.3	2.8	0.1

Impairment Charges – Tradename	10.2	--	27.4	--

Interest Expense	2.8	3.7	2.1	3.0

Other (Income), Net	(0.1)	(0.4)	0.2	(0.8)

(Loss) Income before Income Taxes	(10.1)	--	(24.7)	4.4

Income Tax (Benefit) Expense	(4.1)	--	(9.8)	1.7

Net (Loss) Income	(6.0)%	--%	(14.9)%	2.7%

Three Month Period Ended February 28, 2009 Compared With Three Month Period Ended March 1, 2008

Net Sales

Consolidated net sales increased $34.0 million, or 3.4%, to $1,021.1 million for the three month period ended February 28, 2009 from $987.1 million for the comparable period last year. This increase was due to (i) an increase in net sales of $67.8 million for stores opened in 2009, (ii) an increase in net sales of $8.9 million for stores opened in 2008 that are not included in the Company’s comparative store sales, (iii) a comparable store sales decrease of $40.7 million, or 4.3%, and (iv) a decrease in net sales of $2.0 million from stores closed since the comparable period last year. From March 2, 2008 through February 28, 2009 we opened 31 net new stores. The comparable store decrease is due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Other Revenue

Other revenue (consisting of rental income from leased departments; subleased rental income; layaway, alteration, dormancy, and other service charges; and miscellaneous revenue items) increased $0.2 million to $8.3 million for the three month period ended February 28, 2009 compared with $8.1 million for the three month period ended March 1, 2008. This increase is related to an increase in rental income from leased departments of $0.4 million and an increase in layaway fees of approximately $0.2 million for the three month period ended February 28, 2009, each as compared with the three month period ended March 1, 2008.  These increases were partially offset by a decrease in dormancy fees of $0.3 million for the three month period ended February 28, 2009 compared with the three month period ended March 1, 2008.

The decrease in dormancy fees is related to our decision during the third quarter of Fiscal 2008 to cease charging dormancy fees on outstanding store value cards, which were recorded in the line item “Other Revenue” in our Condensed Consolidated Statements of Operations, and begin recording store value card breakage income in the line item “Other Income/Expense, Net” in our Condensed Consolidated Statements of Operations.  These dormancy fees contributed an additional $0.3 million to the line item “Other Revenue” in our Condensed Consolidated Statements of Operations for the three months ended March 1, 2008 compared with the three months ended February 28, 2009.  We now recognize breakage income related to outstanding store value cards in the line item “Other Income/Expense, Net” in our Condensed Consolidated Statements of Operations (refer to Note 15 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion).

Cost of Sales

Cost of sales increased $22.1 million (3.6%) for the three month period ended February 28, 2009 compared with the three month period ended March 1, 2008. Cost of sales as a percentage of net sales increased slightly to 62.1% during the three months ended February 28, 2009 from 62.0% during the three months ended March 1, 2008.  The dollar increase in cost of sales for the three months ended February 28, 2009 compared with the three months ended March 1, 2008 was primarily related to the operation of 31 new stores, net of store closures, which were opened between March 2, 2008 and February 28, 2009.

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

Selling and Administrative Expenses

Selling and administrative expenses decreased $7.9 million (2.9%) to $ 265.6 million for the three months ended February 28, 2009 from $273.5 million for the three months ended March 1, 2008. The decrease in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	February 28,	March 1,	Variance	%
	2009	2008
Payroll and Payroll Related Costs	$125,491	$137,043	$(11,552)	(8.4)%
Benefits Costs	265	4,733	(4,468)	(94.4)%
Other	32,865	34,697	(1,832)	(5.3)%
Advertising	13,995	15,698	(1,703)	(10.8)%
Professional Fees	4,931	6,304	(1,373)	(21.8)%
Occupancy	88,092	75,029	13,063	17.4%
Selling & Administrative Expenses	$265,639	$273,504	$(7,865)	(2.9)%

The decrease in payroll and payroll related costs of $11.6 million was primarily related to a decrease in comparative store payroll.  Comparative store payroll decreased approximately $15.5 million for the three months ended February 28, 2009 compared with the three months ended March 1, 2008.  This decrease was primarily related to our initiative to reduce store payroll costs as more thoroughly described above under the caption “Current Conditions,” and the reduction of janitorial payroll in conjunction with our initiative to replace janitorial payroll with a third party provider.  Additionally, vacation expense decreased $2.2 million during the three months ended February 28, 2009 compared with the three months ended March 1, 2008 as a result of the Company’s implementation of a new vacation and personal time policy.

These decreases in payroll and payroll related costs were partially offset by new stores opened in Fiscal 2009.  New stores opened in Fiscal 2009 contributed $6.9 million of payroll and payroll related costs during the three months ended February 28, 2009.

Benefit costs decreased $4.5 million during the three months ended February 28, 2009 compared with the three months ended March 1, 2008.  During the three months ended March 1, 2008, we recorded a 401(k) Plan matching contribution expense of $0.7 million.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual matching contribution obligations.   A "forfeiture" is the portion of our matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  We utilized $3.9 million of 401(k) Plan forfeitures during the three months ended February 28, 2009 to fund all of our matching contribution obligations for calendar 2008 and, as a result, did not record an expense relating to such obligations during the three months ended February 28, 2009.

Other expenses decreased approximately $1.8 million during the three months ended February 28, 2009 compared with the three months ended March 1, 2008 as a result of several initiatives included in our plan to reduce our cost structure described in more detail above under the caption entitled “Current Conditions”, including decreases in costs related to security expense, miscellaneous taxes, temporary help and travel and entertainment.

Advertising expense decreased approximately $1.7 million during the three months ended February 28, 2009 compared with the three months ended March 1, 2008 due to the elimination of a December newspaper insert, the cancellation of a direct mail campaign and the continued cost efficiencies realized by moving many production and creative functions in-house.  These decreases were partially offset by the cost of new television advertising campaigns.

Professional fees decreased approximately $1.4 million during the three months ended February 28, 2009 compared with the three months ended March 1, 2008.  The decrease in professional fees is primarily attributable to increased in-house compliance efforts resulting in a reduction in Sarbanes Oxley consulting costs when compared with the three months ended March 1, 2008.

The aforementioned decreases in selling and administrative expenses are partially offset by an increase in occupancy related costs of $13.1 million for the three month period ending February 28, 2009.  This increase was primarily related to new store openings.  New stores opened in Fiscal 2009 accounted for $6.5 million of the total increase during the three months ended February 28, 2009 compared with the three months ended March 1, 2008.  Stores opened in Fiscal 2008 that were not operating for a full three month’s incurred incremental occupancy costs during the three months ended February 28, 2009 of $0.8 million.  Excluding the impact of new store openings, utility expenses increased $1.7 million and janitorial service expense increased $2.3 million during the three months ended February 28, 2009 compared with the three months ended March 1, 2008.  The increase in utility expenses is primarily related to rate increases for electricity.  The increase in janitorial service expense is related to our initiative to replace janitorial payroll with a third party provider.  The increase in janitorial service expense is offset by decreases in our comparative store payroll as noted above.

Restructuring and Separation Costs

Restructuring and separation costs totaled $5.8 million for the three months ended February 28, 2009.  No restructuring or separation costs were incurred during the three months ended March 1, 2008.  In an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance. In light of the challenging economic and retail sales environments, we accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of approximately 2,300 positions in our corporate office and our stores during the third quarter of Fiscal 2009. This reduction, which amounted to slightly less than 9% of our workforce, resulted in a severance and related payroll tax charge during the third quarter of Fiscal 2009 of $1.7 million.

As a result of these various initiatives, as further described above under the caption “Current Conditions”, we expect to reduce our cost structure during this and the last quarter of Fiscal 2009 in excess of $60 million, over half of which was achieved during the three months ended February 28, 2009.  The majority of these savings are anticipated to result from a more effective management structure, more effective payroll management in the stores and a reduction of payroll costs related to our corporate functions.  We believe this will allow the business to run more efficiently without sacrificing our ability to serve our customers.

Additionally, on February 16, 2009 our former President and Chief Executive Officer entered into a separation agreement with us.  As part of his separation agreement, we will pay his salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement will commence.  The continuation payments will be paid out in bi-weekly installments through May 30, 2011.  Continuation payments of $1.7 million were recorded during the three month period ended February 28, 2009.

In addition to the continuation payments, other benefits payable as provided in the former President and Chief Executive Officer’s separation agreement included additional non-cash compensation charges of approximately $2.4 million during the three months ended February 28, 2009 related to the repurchase of a portion of his restricted stock and a modification of his stock options (refer to Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” and Note 12 to the Company’s Condensed Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock-Based Compensation” for further discussion surrounding the additional non-cash compensation charges).

Depreciation

Depreciation expense related to the depreciation of fixed assets remained relatively consistent with the comparative period. Depreciation expense amounted to $32.6 million for the three month period ended February 28, 2009 compared with $32.4 million for the three month period ended March 1, 2008.

Amortization

Amortization expense related to the amortization of favorable and unfavorable leases and deferred debt charges remained relatively consistent with the comparative period.  Amortization expense was $11.2 million for the three month period ended February 28, 2009 compared with $10.8 million for the three month period ended March 1, 2008.

Impairment Charges - Long-Lived Assets

Impairment charges related to long-lived assets for the three month period ended February 28, 2009 was $28.1 million compared to $0.5 million during the three month period ended March 1, 2008.  The increase in impairment charges is primarily related to the decline in operating performance of 23 stores as a result of the declining macroeconomic conditions that are negatively impacting our current comparative store sales (refer to Note 5 to our Condensed Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

Impairment charges related to long-lived assets recorded during the three month period ended February 28, 2009 amounted to $28.1 million.  The majority of the impairment charges are related to the impairment of favorable leases in the amount of $20.9 million related to 15 of our stores.  We also impaired $5.8 million of leasehold improvements and $1.4 million of furniture and fixtures related to 22 of our stores for the three month period ended February 28, 2009.

Impairment charges related to our long-lived assets recorded during the three month period ended March 1, 2008 amounted to $0.5 million.  Impairment charges for  the three month period ended March 1, 2008 related to favorable lease assets amounted to $0.1 million (related to two of our stores).  We also impaired $0.1 million of leasehold improvements for the three months ended March 1, 2008, and $0.3 million of furniture and fixtures for the three month period ended March 1, 2008, respectively.  Impairment charges at the store level were primarily related to a decline in the operating performance of the respective stores as a result of weakening consumer demand during the period.

Impairment Charges – Tradename

Impairment charges related to our tradename totaled $279.3 million during the three months ended February 28, 2009.  There was no impairment related to our tradename during the three months ended March 1, 2008.

The Company has typically performed its annual impairment testing during the fourth quarter of the fiscal year.  In connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009, the Company concluded that it was appropriate to test its goodwill and indefinite-lived intangible assets for recoverability in light of the following factors:

•	Recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions are impacting our current sales trends as evidenced by the decreases in comparative store sales the Company is currently experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter which are significant to our financial results for the year;

•	Declines in market valuation multiples of peer group companies used in the estimate of our business enterprise value; and

•
The Company’s expectation that current comparative store sales trends will continue for an extended period.  As a result, the Company revised its plans to a more moderate store opening plan which reduced our future projections of revenue and operating results offset by initiatives that have been implemented to reduce our cost structure as discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements entitled “Summary of Significant Accounting Policies.”

The recoverability assessment with respect to the tradename used in the Company’s operations requires the Company to estimate the fair value of the tradename as of the assessment date.  Such determination is made using the "relief from royalty" valuation method.  Inputs to the valuation model include:

•	Future revenue and profitability projections associated with the tradename;

•
Estimated market royalty rates that could be derived from the licensing of the Company’s tradename to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of its ownership of the tradename; and

•	Rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of the Company’s cash flows.

Based upon the interim impairment analysis of the tradename during the third quarter of Fiscal 2009, the Company determined that a portion of the tradename was impaired and recorded an impairment charge of $279.3 million.  This impairment charge reflects lower revenues and profitability projections associated with our tradename in the near term and lower estimated market royalty rate expectations in light of current general economic conditions. The Company’s projected revenues within the model are based on comparative store sales and new store assumptions over a nine year period.  A less aggressive new store opening plan combined with negative low single digit comparative store sales for the first two fiscal years has a significant negative impact on the valuation.  The Company believes its estimates are appropriate based upon current market conditions.  However, future impairment charges could be required if the Company does not achieve the current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases (refer to Note 4 to the Company’s Condensed Consolidated Financial Statements entitled “Goodwill and Intangible Assets” for further discussion).

    Based upon the interim impairment analysis of the Company's recorded goodwill during the third quarter of Fiscal 2009, the Company determined that there was not goodwill impairment.  The Company believes its estimates are appropriate based upon current market conditions.  However, future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitablity projections or the weighted average cost of capital increases or market valuation multiple associated with peer group companies continue to decline.

Interest Expense

Interest expense was $21.6 million and $29.9 million for the three month periods ended February 28, 2009 and March 1, 2008, respectively. The decrease in interest expense was primarily related to lower average interest rates on our ABL Senior Secured Revolving Facility (“ABL Line of Credit”) and our Senior Secured Term Loan Facility (“Term Loan”) during the three months ended February 28, 2009 compared with the three months ended March 1, 2008.  Also contributing to the decrease were lower borrowings under our ABL Line of Credit during the three months ended February 28, 2009 compared with the three months ended March 1, 2008.  Also contributing to the decrease in interest expense were increases in the fair value of our interest rate cap agreements (discussed in more detail in Note 8 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities”).

The average interest rates on our ABL Line of Credit for the three months ended February 28, 2009 and for the three months ended March 1, 2008 were 3.4% and 6.6%, respectively.  The average interest rates on our Term Loan for the three months ended February 28, 2009 and March 1, 2008 were 4.4 % and 7.3%, respectively. The average balance on our ABL Line of Credit was $41.3 million during the three months ended February 28, 2009 compared with an average balance of $43.2 million during the three months ended March 1, 2008.

Adjustments of the interest rate cap agreements to fair value resulted in a gain of $1.8 million for the three month period ended February 28, 2009 and a loss of $0.1 million for the three month period ended March 1, 2008, each of which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statement of Operations.

Other Income/Expense, net

Other income/expense, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $9.6 million to an expense of $1.6 million for the three month period ended February 28, 2009 compared with income of $8.0 million for the three month period ended March 1, 2008.  This decrease is primarily related to a decrease in breakage income of $3.9 million and a loss on the investment in a money market fund of $3.0 million (refer to Note 7 to our Condensed Consolidated Financial Statements entitled “Fair Value Measurements” for further discussion).

The decrease in breakage income is due to our initial recording of breakage income during the third quarter of Fiscal 2008.  In connection with the establishment of BCF Cards, Inc., we recorded $4.7 million of store value card breakage income in the line item “Other Income/Expense, Net” in our Condensed Consolidated Statements of Operations.  This amount, which was all recorded during the three months ended March 1, 2008, included cumulative breakage income related to store value cards issued since we introduced our store value card program.

Also contributing to the decrease of other income/expense, net during the three months ended February 28, 2009 compared with the three months ended March 1, 2008 are a decrease of interest income of $0.5 million, primarily related to less investable funds and lower interest rates, and $0.6 million less in insurance claims recoveries.

Income Tax Expense

Income tax benefit was $99.9 million for the three month period ended February 28, 2009 and income tax expense was $17.1 million for the similar fiscal period of last year.  Income tax benefit resulting from the tradename impairment was $111.8 million for the three month period ended February 28, 2009. The effective tax rate for the three month period ended February 28, 2009 was 39.8%.  The effective tax rate for the three month period ended March 1, 2008 was 39.0%.  The effective tax rates for both periods differ from their annual effective tax rates due to discrete items recorded during the third quarters of their respective fiscal years.  Refer to discussion on income tax benefit for nine months ended February 28, 2009 compared with the nine months ended March 1, 2008 for further discussion.

Net Loss/Income

Net loss amounted to $150.9 million for the three months ended February 28, 2009 compared with net income of $26.8 million for the three months ended March 1, 2008. The $177.7 million decrease in net income for the three months ended February 28, 2009 compared with the three months ended March 1, 2008 was primarily related to increased impairment charges related to our tradename and long-lived assets, partially offset by increased sales and operating results of new stores opened during March 2, 2008 to February 29, 2008.

Nine Month Period Ended February 28, 2009 Compared With Nine Month Period Ended March 1, 2008

Net Sales

Consolidated net sales increased $118.1 million, or 4.5%, to $2,730.5 million for the nine month period ended February 28, 2009 from $2,612.4 million for the comparable period last year. This increase was due to (i) an increase in net sales of $138.3 million for stores opened in 2009, (ii) an increase in net sales of $39.9 million for stores opened in 2008 that are not included in the Company’s comparative store sales, (iii) an increase in barter sales of $5.5 million, (iv) a comparable store sales decrease of $58.4 million, or 2.3%, and (v) a decrease in net sales of $6.7 million from stores closed since the comparable period last year. From March 2, 2008 through February 28, 2009 we opened 31 net new stores. The comparable store decrease is due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Other Revenue

Other revenue (consisting of rental income from leased departments; subleased rental income; layaway, alterations, dormancy and other service charges; and miscellaneous revenue items) decreased $1.4 million to $22.6 million for the nine month period ended February 28, 2009 compared with $24.0 million for the nine month period ended March 1, 2008. This decrease is primarily related to our decision during the third quarter of Fiscal 2008 to cease charging dormancy fees on outstanding store value cards, which was recorded in the line item “Other Revenue” in our Condensed Consolidated Statements of Operations, and begin recording store value card breakage income in the line item “Other Income” in our Condensed Consolidated Statements of Operations.   These dormancy fees contributed an additional $2.2 million to the line item “Other Revenue” in our Condensed Consolidated Statements of Operations for the nine months ended March 1, 2008 compared with the nine months ended February 28, 2009.  We now recognize breakage income related to outstanding store value cards in the line item “Other Income/Expense, Net” in our Condensed Consolidated Statements of Operations (Refer to Note 15 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion).

Cost of Sales

Cost of sales increased $63.3 million (3.9%) for the nine month period ended February 28, 2009 compared with the nine month period ended March 1, 2008.  Cost of sales as a percentage of net sales decreased to 61.4% during the nine months ended February 28, 2009 from 61.8% during the nine months ended March 1, 2008.  The increase in cost of sales in dollars is related to the operation of 31 new stores, net of store closures, which were opened from March 2, 2008 through February 28, 2009. The decrease in cost of sales, as a percent of net sales, is primarily related to fewer markdowns as a percent of sales and improved initial markups which are the result of lower costs associated with better and more opportunistic buying efforts.

The improvement in markdowns as a percent of sales is primarily related to our taking $16.9 million of permanent markdowns during the fourth quarter of Fiscal 2008 which were historically taken during the first quarter of our fiscal year. The decision to accelerate permanent markdowns into the fourth quarter of Fiscal 2008 was made to stimulate sales of our summer product categories. We wanted to be priced right for the customer given the lower than planned sales trends leading up to May 2008.

Selling and Administrative Expenses

Selling and administrative expenses increased $34.5 million (4.3%) from $802.8 million for the nine months ended March 1, 2008 to $837.3 million for the nine months ended February 28, 2009. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Nine Months Ended
	February 28,	March 1,	Variance	%
	2009	2008
Occupancy	$264,599	$226,117	$38,482	17.0%
Advertising	59,084	55,094	3,990	7.2%
Professional Fees	13,684	13,487	197	1.5%
Payroll and Payroll Related	393,977	398,467	(4,490)	(1.1)%
Other	96,574	100,253	(3,679)	(3.7)%
Benefit Costs	9,327	9,374	(47)	(0.5)%
Selling & Administrative Expenses	$837,245	$802,792	$34,453	4.3%

The increase in occupancy related costs of $38.5 million was primarily related to new store openings.  New stores opened in Fiscal 2009 accounted for $19.4 million of the total increase.  Stores opened in Fiscal 2008 that were not operating for a full nine months in Fiscal 2008 incurred incremental occupancy costs of $4.3 million during the nine months ended February 28, 2009.

Excluding the impact of new store openings, utility expenses increased $4.7 million during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008 due to an increase in electricity rates.  Excluding the impact of new store openings, janitorial service expense increased $5.3 million during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008 due to our initiative to replace janitorial payroll with a third party provider.  Finally, real estate taxes increased $2.9 million due primarily to annual tax rate increases.

The increase in advertising expense of $4.0 million during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008 was primarily related to planned increases in advertising as a result of 31 net new stores opened from March 2, 2008 through February 28, 2009.  These costs were partially due to the cost of new television advertising campaigns. This increase was partially offset by the elimination of a December newspaper insert, the cancellation of a direct mail campaign and the continued cost efficiencies realized by moving many production and creative functions in-house.

  These increases in selling and administrative expenses were partially offset by decreases in payroll and payroll related costs, other costs and benefit costs.  The decrease in payroll and payroll related costs of approximately $4.5 million was primarily related to a decrease in our comparative store payroll related to our initiative to reduce store payroll costs as described above under the caption “Current Conditions,” and the reduction of janitorial payroll in conjunction with our initiative to replace janitorial payroll with a third party provider.  These initiatives resulted in a decrease in comparative store payroll of $25.3 million during the nine months ended February 28, 2009.  Additionally, vacation expense decreased $7.1 million during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.  This decrease was a function of the Company’s implementation of a new vacation and personal time policy.

These decreases in payroll and payroll related costs were partially offset by new store payroll and increased bonus and stock compensation expense during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.  New store payroll related to the 30 net new stores opened during the nine months ended February 28, 2009 contributed an additional $18.5 million to payroll.  Additionally, incremental payroll related to stores that were opened during Fiscal 2008, but were not operating for the full nine months through March 1, 2008, contributed incremental payroll expense of $4.3 million during the nine months ended February 28, 2009.  Bonus and stock compensation expense increased $5.4 million and $2.8 million, respectively.  The increase in bonus expense for the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008 was due to the fact that during the nine months ended March 1, 2008, we determined it was no longer probable that we would achieve the targets under our bonus plan, and consequently, reversed the previously recognized expense.  The increase in stock compensation expense was related to more option and restricted stock grants at February 28, 2009 compared with March 1, 2008.

The decrease in other selling and administrative expenses of approximately $3.7 million during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008 was as a result of several initiatives included in our plan to reduce our cost structure described in more detail above under the caption entitled “Current Conditions”, including decreases in costs related to security, miscellaneous taxes, temporary help and travel and entertainment.

Restructuring and Separation Costs

Restructuring and separation costs totaled $6.1 million for the nine months ended February 28, 2009.   No restructuring or separation costs were incurred during the nine months ended March 1, 2008.  In an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance. In light of the challenging economic and retail sales environments, we accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of approximately 2,300 positions in our corporate office and our stores during the third quarter of Fiscal 2009. This reduction, which amounted to slightly less than 9% of our workforce, resulted in a severance and related payroll tax charge during the third quarter of Fiscal 2009 of $1.7 million.

As a result of these various initiatives, we plan to reduce our cost structure in excess of $60 million during this and the last quarter of Fiscal 2009, over half of which was achieved during the three months ended February 28, 2009, as more fully described above under the caption entitled “Current Conditions.” We delivered well above one half of that amount in the third quarter.  The majority of these savings are anticipated to result from a more effective management structure, more effective payroll management in the stores and a reduction of payroll costs related to our corporate functions.  We believe this will allow the business to run more efficiently without sacrificing our ability to serve our customers.

Additionally, on February 16, 2009, our former President and Chief Executive Officer entered into a separation agreement with us.  As part of his separation agreement, we will pay his salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement will commence.  The continuation payments will be paid out in bi-weekly installments through May 30, 2011.  Continuation payments of $2.0 million were incurred during the nine months ended February 28, 2009, $0.3 million of which was previously recognized in the first two quarters of the fiscal year and included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations.

In addition to the continuation payments and other benefits payable as provided in the former President and Chief Executive Officer’s separation agreement, we incurred additional non-cash compensation charges of $2.4 million related to the repurchase of a portion of his restricted stock and a modification of his stock options (refer to Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” and Note 12 to the Company’s Condensed Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock-Based Compensation” for further discussion surrounding the additional non-cash compensation charges).

Depreciation

Depreciation expense related to the depreciation of fixed assets remained relatively consistent with the comparative period. Depreciation expense amounted to $94.3 million for the nine month period ended February 28, 2009 compared with $94.0 million for the nine month period ended March 1, 2008.

Amortization

Amortization expense related to the amortization of favorable and unfavorable leases and deferred debt charges remained relatively consistent with the comparative period.  Amortization expense amounted to $33.0 million for the nine month period ended February 28, 2009 compared with $32.1 million for the nine month period ended March 1, 2008.

Impairment Charges - Long-Lived Assets

Impairment charges related to long-lived assets for the nine month period ended February 28, 2009 was $28.1 million compared to $7.9 million during the nine month period ended March 1, 2008.  The increase in impairment charges is primarily related to the decline in operating performance of 23 stores as a result of the declining macroeconomic conditions that are negatively impacting our current comparative store sales (refer to Note 5 to our Condensed Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

  The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections.

Impairment charges related to long-lived assets recorded during the nine month period ended February 28, 2009 amounted to $28.1 million.  The majority of the impairment charges are related to the impairment of favorable leases in the amount of $20.9 million related to 15 of our stores.  We also impaired $5.8 million of leasehold improvements and $1.4 million of furniture and fixtures related to 22 of our stores for the nine month period ended February 28, 2009.

Impairment charges related to our long-lived assets recorded during the nine month period ended March 1, 2008 amounted to $7.9 million.  Impairment charges for the nine month period ended March 1, 2008 related to favorable lease assets amounted to $4.9 million (related to six of our stores).  We also impaired $1.2 million of leasehold improvements for the nine months ended March 1, 2008, and $1.3 million of furniture and fixtures for the nine month period ended March 1, 2008, respectively.  For the nine months ended March 1, 2008, $0.5 million of certain warehouse equipment was also impaired.  Impairment charges at the store level were primarily related to a decline in the operating performance of the respective stores as a result of weakening consumer demand during the period.

Impairment Charges – Tradename

Impairment charges related to our tradename totaled $279.3 million during the nine months ended February 28, 2009.  There was no impairment related to our tradename during the nine months ended March 1, 2008.

The Company has typically performed its annual impairment testing during the fourth quarter of the fiscal year.  In connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009, the Company concluded that it was appropriate to test its goodwill and indefinite-lived intangible assets for recoverability in light of the following factors:

•	Recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions are impacting our current sales trends as evidenced by the decreases in comparative store sales the Company is currently experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter which are significant to our financial results for the year;

•	Declines in market valuation multiples of peer group companies used in the estimate of our business enterprise value; and

•
The Company’s expectation that current comparative store sales trends will continue for an extended period.  As a result, the Company revised its plans to a more moderate store opening plan which reduced our future projections of revenue and operating results offset by initiatives that have been implemented to reduce our cost structure as discussed in Note 1 to the Company’s Condensed Consolidated Financial Statements entitled “Summary of Significant Accounting Policies.”

The recoverability assessment with respect to the tradename used in the Company’s operations requires the Company to estimate the fair value of the tradename as of the assessment date.  Such determination is made using the "relief from royalty" valuation method.  Inputs to the valuation model include:

•	Future revenue and profitability projections associated with the tradename;

•
Estimated market royalty rates that could be derived from the licensing of the Company’s tradename to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of its ownership of the tradename; and

•	Rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of the Company’s cash flows.

    Based upon the interim impairment analysis of the tradename during the third quarter of Fiscal 2009, the Company determined that a portion of the tradename was impaired and recorded an impairment charge of $279.3 million.  This impairment charge reflects lower revenues and profitability projections associated with our tradename in the near term and lower estimated market royalty rate expectations in light of current general economic conditions. The Company’s projected revenues within the model are based on comparative store sales and new store assumptions over a nine year period.  A less aggressive new store opening plan combined with negative low single digit comparative store sales for the first two fiscal years has a significant negative impact on the valuation.  The Company believes its estimates are appropriate based upon current market conditions.  However, future impairment charges could be required if the Company does not achieve the current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases (refer to Note 4 to the Company’s Condensed Consolidated Financial Statements entitled “Goodwill and Intangible Assets” for further discussion).

Based upon the Company's interim impairment analysis of recorded goodwill during the third quarter of Fiscal 2009, the Company determined that there was no goodwill impairment.  The Company believes its estimates are appropriate based upon current market conditions.  However, future impairment charges could be required if the Comapny does not achieve its current cash flow, revenue and profitablity projections or the weighted average cost of capital increases or market valuation multiples associated with peer group companies continue to decline.

Interest Expense

Interest expense was $75.7 million and $96.8 million for the nine month periods ended February 28, 2009 and March 1, 2008, respectively. The decrease in interest expense was primarily related to lower average interest rates on our ABL Line of Credit and our Term Loan during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.  The average interest rates on our ABL Line of Credit for the nine months ended February 28, 2009 and for the nine months ended March 1, 2008 were 4.4% and 7.1%, respectively.  The average interest rates on our Term Loan for the nine months ended February 28, 2009 and March 1, 2008 were 4.8% and 7.6%, respectively.

Also contributing to the decrease in interest expense were gains on the adjustments of our interest rate cap agreements to fair value.  Adjustments of the interest rate cap agreements to fair value resulted in a gain of $1.5 million for the nine month period ended February 28, 2009 and a loss of $0.2 million during the nine months ended March 1, 2008, each of which are recorded as “Interest Expense” in our Condensed Consolidated Statements of Operations.

These decreases in interest expense were partially offset by interest incurred on increased borrowings under the ABL Line of Credit during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.  The average balance on our ABL Line of Credit was $199.8 million during the nine months ended February 28, 2009 compared with $150.4 million for the nine months ended March 1, 2008.

Other Income/Expense, net

Other income/expense, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $9.2 million to $1.3 million for the nine month period ended February 28, 2009 compared with the nine month period ended March 1, 2008.  This decrease is primarily attributable to our recording a loss on our investment in a money market fund of $4.7 million, a decrease in breakage income of $2.4 million, and less interest income during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.

Based on various communication issued by The Reserve Primary Fund (“Fund”) throughout the nine months ended February 28, 2009, we recorded a $4.7 million loss on our investment in the Fund (refer to Note 7 to our Condensed Consolidated Financial Statements entitled “Fair Value Measurements” for further discussion).

Breakage income decreased approximately $2.4 million to $2.3 million (refer to Note 15 to our Condensed Consolidated Financial Statements entitled “Store Value Cards” for further discussion).  The decrease in breakage income is due to our initial recording of breakage income during the third quarter of Fiscal 2008.  In connection with the establishment of BCF Cards, Inc., we recorded $4.7 million of store value card breakage income in the line item “Other Income/Expense, Net” in our Condensed Consolidated Statements of Operations.  This amount, which was all recorded during the three months ended March 1, 2008, included cumulative breakage income related to store value cards issued since we introduced our store value card program.

Finally, we earned $1.1 million less in interest income principally due to less funds being invested during the period.

Income Tax Benefit

Income tax benefit was $110.8 million for the nine month period ended February 28, 2009 and income tax expense was $0.5 million for the nine month period ended March 1, 2008. Income tax benefit resulting from the tradename impairment was $111.8 million for the nine month period ended February 28, 2009. The effective tax rates for the nine month periods ended February 28, 2009 and March 1, 2008 were 41.3% and 39.8%, respectively.  The effective tax rate for the nine months ended February 28, 2009 and March 1, 2008 differs from the forecasted annualized effective tax rates due to certain discrete adjustments.  The effective tax rate for the nine months ended February 28, 2009 was impacted by three discrete adjustments: a decrease to tax expense of $0.9 million to adjust deferred tax asset and liabilities for a change in state tax law and rates, a decrease to tax expense of $0.7 million due to a change in our effective state tax rate used to calculate deferred taxes, and an increase to tax expense of $1.3 million for the accrual of interest related to unrecognized tax benefits established in prior years in accordance with FIN 48.  The effective tax rate for the nine months ended March 1, 2008 was impacted by three discrete adjustments: a decrease to tax expense of $0.7 million to adjust deferred tax asset and liabilities for a change in state tax law, an increase to tax expense of $0.1 million for prior year accrual to return adjustment, and an increase to tax expense of $1.0 million as a result of the new requirements under FIN 48 related to the recognition of uncertain tax positions.

Net Loss

Net losses amounted to $165.2 million for the nine months ended February 28, 2009 compared with a net loss of $0.4 million for the nine months ended March 1, 2008.  The decrease in our operating results of $164.7 million was primarily attributable to increased impairment charges related to our tradename and long-lived assets, partially offset by increased sales driven primarily from non-comparative stores, improved expense management as part of our initiative to reduce our cost structure and lower interest expense during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.

Seasonality & Inflation

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the second and third quarters of each fiscal year, which includes the back-to-school and holiday seasons. Approximately 50% of our annual net sales historically occur during the period from September through January.  Because of the seasonality of our business, results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. In addition, quarterly results of operations depend significantly upon the timing and amount of sales and costs associated with the opening of new stores, as well as weather.  Weather continues to be an important contributing factor to the sale of our clothing in the Fall, Winter and Spring seasons. Generally, our sales are higher if the weather is cold during the Fall and continues to be cold during the early Spring.

Although we expect that our operations will be influenced by general economic conditions, including fluctuations in food, fuel and energy prices, we do not believe that inflation has had a material effect on our results of operations. However, there can be no assurance that our business will not be affected by inflation in the future.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors.  Our working capital needs follow a seasonal pattern, peaking in the second quarter of our fiscal year when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are the opening of new stores and remodeling of existing stores, debt servicing, payment of operating expenses and providing for working capital, which principally represents the purchase of inventory.  As of February 28, 2009, we had unused availability on our ABL Line of Credit of $427.9 million.

Our ability to satisfy our interest payment obligations on our outstanding debt and maintain compliance with our debt covenants, as discussed below, will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

During Fiscal 2009, there has been a significant deterioration in the global financial markets and economic environment, which we believe has negatively impacted consumer spending at many retailers, including us.  In response to this, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent.

As noted above under the caption “Current Conditions,” we have accelerated certain initiatives in response to the difficult economic environment which include reducing our cost structure in excess of $60 million during this and the last quarter of Fiscal 2009 through various payroll initiatives and supply chain efficiencies.  Additionally, as noted below under the caption “Operational Growth,” we have reduced our planned capital expenditures for the remainder of Fiscal 2009 by approximately $15 million.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

Despite the current trends in the retail environment and their negative impact on our comparative store sales, we believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that should the economy continue to decline that we would be able to continue to offset the decline in our comparative store sales with continued savings initiatives.

Our Term Loan agreement contains financial, affirmative and negative covenants and requires the Company to, among other things; maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, the Company’s total debt to adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the four fiscal quarters most recently ended on or prior to such date, may not exceed 5.75 to 1 at May 30, 2009, August 29, 2009, and November 28, 2009; 5.5 to 1 at February 27, 2010; and 5.25 to 1 at May 29, 2010.  Adjusted EBITDA reflects certain adjustments to calculate the consolidated leverage ratio.  Adjusted EBITDA starts with consolidated net income for the period and adds back (i) depreciation, amortization, impairments and other non cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  As of February 28, 2009, we are in compliance with all of our debt covenants.

In September 2008, as part of our overnight cash management strategy, we made investments into The Reserve Primary Fund (“Fund”), a money market fund registered with the SEC under the Investment Company Act of 1940, of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.   On October 30, 2008, the Fund announced an initial distribution to Fund shareholders pursuant to which we received $28.5 million. Based on the decline in the value of the Fund, we recorded a loss of $1.7 million in November 2008 related to our investment in the Fund.

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

In February of 2009, we received an additional distribution of $3.8 million.  On February 26, 2009, the Fund announced that $3.5 billion has been initially set aside in a special reserve, which may be increased or decreased as further information becomes available.  This special reserve is in response to significant litigation against the Fund and will cover the costs associated with that litigation.  In turn, the Fund announced that it would make interim distribution to shareholders up to 91.72% of their original investment.  Based on that information, we recorded an additional write-down of approximately $3.0 million (refer to Note 7 to the Condensed Consolidated Financial Statements entitled “Fair Value Measurement” for further details). The investment in the Fund is classified in the line item entitled “Investment in Money Market Fund” in our Condensed Consolidated Balance Sheets as of February 28, 2009.

    Based upon the maturities of the underlying investments in the Fund, we expect to receive the remaining amount of our investment during the next twelve months.

Cash Flow for the Nine Months Ended February 28, 2009 Compared with the Nine Months Ended March 1, 2008

We used $12.7 million of cash flow during the nine months ended February 28, 2009 compared with generating $11.7 million of cash flow for the nine months ended March 1, 2008.  Net cash provided by operating activities was $253.8 million for the nine months ended February 28, 2009 compared with $145.8 million for the nine months ended March 1, 2008.  The improvement in net cash provided by operating activities was primarily the result of several factors, as follows:

•
Operating results, exclusive all non-cash charges improved by $48.6 million.  This increase is primarily the result of increased sales from new store growth, decreased selling and administrative costs in connection with our cost reduction strategy, and decreased interest expense as a result of lower average interest rates on our ABL Line of Credit and our Term Loan.

•
The cash flow related to merchandise inventory increased $66.3 million for the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.  This improvement was primarily related to average store inventory being reduced by 14% as of February 28, 2009 compared with March 1, 2008.

•
Deferred rent incentives increased by $21.1 million during the nine months ended February 28, 2009 compared with the three months ended March 1, 2008 as a result of more new store openings during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.

These increases in cash flow from operating activities are partially offset by the following decrease:

•	The change in accrued and other liabilities resulted in decreased cash flow of $31.1 million.

    The improvements in cash flows from operating activities were offset by increased cash outlays in investing and financing activities.  For the nine months ended February 28, 2009, we used $151.1 million in financing activities, the majority of which represents repayments, net of borrowings, of $146.3 million, on our ABL Line of Credit.  For the nine months ended March 1, 2008, we used $67.2 million in financing activities, the majority of which represents repayments, net of borrowings, of $53.3 million on our ABL Line of Credit.  Cash flow used in investing activities increased $48.3 million due primarily to higher levels of capital expenditures (discussed in more detail under the caption below entitled “Operational Growth”) and the redesignation of cash and cash equivalents to investments in money market funds, partially offset by the partial redemption of the investment in money market funds during the nine months ended February 28, 2009 compared with the nine months ended March 1, 2008.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash and cash equivalents) less current liabilities.  Working capital at February 28, 2009 was $229.1 million compared with $284.4 million at May 31, 2008.  The decrease in working capital from May 31, 2008 to February 28, 2009 was primarily due to an increase in accounts payable as a result of the timing of invoices received and new store growth.

Operational Growth

    During the nine months ended February 28, 2009, we opened 33 new Burlington Coat Factory Warehouse Stores (“BCF” stores) and closed three BCF stores, two of which were in locations within the same trading market as two of the new stores we opened.  As of February 28, 2009, we operated 427 stores under the names "Burlington Coat Factory Warehouse" (409 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (fifteen stores) and "Super Baby Depot" (one store).   We are forecasting spending approximately $80 million net of approximately $55 million of landlord allowances in capital expenditures during Fiscal 2009.  Estimated capital expenditures include approximately $35 million, net of the $55 million of landlord allowances for store expenditures, $25 million for upgrades of warehouse facilities, and $20 million for computer and other equipment.  This forecast represents an approximate $17 million reduction in planned capital expenditures for Fiscal 2009 compared with our original Fiscal 2009 plan.  For the nine months ended February 28, 2009, capital expenditures, net of landlord allowances, amounted to approximately $67.3 million.

    We monitor the availability of desirable locations for our stores by, among other things, evaluating  dispositions by other retail chains, bankruptcy auctions and presentations by real estate developers, brokers and existing landlords.  Most of our stores are located in malls, strip shopping centers, regional powers centers or are freestanding.  We also lease existing space and are opening some built-to-suit locations.  For most of our new leases, we have revised our lease model to provide for at least a ten year initial term with a number of five year options thereafter.  Typically, our lease strategy includes landlord allowances for leasehold improvements.  We believe our new lease model makes us more competitive with other retailers for desirable locations.  We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

    Additionally, we may consider strategic acquisitions.  If we undertake such transactions, we may seek additional financing to fund acquisitions and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as our stores) related to these stores.  There can be no assurance, however, that any additional locations will become available, or that, if available, we will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that we decide to purchase additional store locations, it may be necessary to finance such acquisitions with additional long-term borrowings.

    From time to time we make available for sale certain assets based on current market conditions.  These assets are recorded in the line item "Assets Held for Sale" in our Condensed Consolidated Balance Sheets.  Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item "Assets Held for Sale" and into the respective asset category.  Upon this reclassification, we assess the assets for impairment and reclassify them based on the lessor of their carrying value of fair value less cost to sell.

Dividends

Payment of dividends is prohibited under our credit agreements, except for limited circumstances.  Dividends equal to $0.7 million were paid during the nine month period ended March 1, 2008 to Holdings in order to repurchase capital stock of the Parent from executives who left the Company.

Long-Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $800 million ABL Line of Credit, $900 million Term Loan and the $305 million of Senior Notes due in 2014. As of February 28, 2009, we were in compliance with all of our debt covenants. Significant changes in our debt consist of the following:

$800 Million ABL Senior Secured Revolving Facility

During the nine and three months ended February 28, 2009, we made repayments of principal, net of borrowings, in the amount of $146.3 million and $120.7 million, respectively.  As of February 28, 2009, we had $35.3 million outstanding under the ABL Line of Credit and unused availability of $427.9 million.

$900 Million Term Loan

On September 4, 2007, we made a repayment of principal in the amount of $11.4 million based on 50% of the available free cash flow (as defined in the credit agreement governing the Term Loan) as of June 2, 2007.  This payment offsets the $2.3 million quarterly payments that we were required to make under the credit agreement governing the Term Loan through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  Based on the available free cash flow for the fiscal year ended May 31, 2008, we were not required to make any mandatory repayment.  As of February 28, 2009, we had $872.8 million outstanding under the Term Loan.

Senior Discount Notes

On October 15, 2008, we made our first interest payment of approximately $7.2 million to Senior Discount Note holders.  On April 15, 2009, we are required to make another interest payment of approximately $7.2 million.  Semi-annual interest payments will continue to be made through October 15, 2014.

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

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our 2008 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of February 28, 2009, we were committed to six new lease agreements for locations at which stores are expected to be opened in Fiscal 2009.  The six new stores are expected to have minimum lease payments of $0.9 million, $4.3 million, $4.3 million, $4.3 million, and $30.5 million for the remainder of Fiscal 2009, and the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $40.7 million and $32.7 million guaranteeing performance under various lease agreements, insurance contracts and utility agreements at February 28, 2009 and March 1, 2008, respectively.

Additionally, we have an outstanding letter of credit in the amount of $2.4 million and $3.4 million at February 28, 2009 and March 1, 2008, respectively, guaranteeing our Industrial Revenue Bonds.  We also have outstanding letters of credit agreements in the amount of $5.6 million and $8.0 million at February 28, 2009 and March 1, 2008, respectively, related to certain merchandising agreements.

Severance and Separation

    During the three months ended February 28, 2009, we entered into certain serverance and separation agreements which require us to make payments to certain former employees.  These obligations resulted in a charge during the three months ended February 28, 2009 of approximately $3.7 million.  Approximately $1.7 million of this charge related to the reduction of 2,300 positions in our corporate office and our stores.  As of February 28, 2009, approximately $0.7 million of the liability remains to be paid, the majority of which will be paid by May 30, 2009 with the remaining amount being paid during the first quarter of Fiscal 2010.

    Additionally, $2.0 million of the charge recorded during the three months ended February 28, 2009 relates to the separation of our former President and Chief Executive Officer from the Company.  As of February 28, 2009, $1.9 million of this liability remains to be paid.  We expect to make payments related to this charge in bi-weekly installments through May 30, 2011.

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

Recent Accounting Pronouncements

 Refer to Note 21 to our Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Market Risk Disclosures

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan will bear interest at floating rates based on LIBOR or the base rate (in each case plus an applicable borrowing margin), and investing activities.

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap transactions. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At February 28, 2009, we had $428.5 million principal amount of fixed-rate debt and $908.1 million of floating-rate debt. Based on $908.1 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $9.0 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate caps, such an increase would result in the following additional interest expenses (assuming current borrowing levels remain constant):

Floating Rate Debt	Principal Outstanding at February 28, 2009	Additional Interest Expense Q4 2009	Additional Interest Expense Q1 2010	Additional Interest Expense Q2 2010	Additional Interest Expense Q3 2010
ABL Senior Secured Revolving Facility	$35,300	$88	$88	$88	$88
Term Loan	872,807	2,177	2,171	2,166	2,160
Total	$908,107	$2,265	$2,259	$2,254	$2,248

We currently have two interest rate cap agreements in effect for a maximum principal amount of $1.0 billion which limit our interest rate exposure to 7% on our first billion dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, there would be no additional interest rate exposure to the Company as our borrowings are less than $1.0 billion.    Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $1.0 billion.  For the nine months ended February 28, 2009, our borrowing rates related to our ABL Line of Credit and our Term Loan averaged 4.4% and 4.8%, respectively.

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

We and our subsidiaries, affiliates, and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  An affiliate of Bain Capital, LLC, our indirect controlling stockholder, has purchased a portion of Holdings' 14 1/2% Senior Discount Notes due 2014.

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

In September 2008, as part of our overnight cash management strategy, we made investments into The Reserve Primary Fund (“Fund”), a money market fund registered with the Securities and Exchange Commission (“SEC”) under the Investment Company Act of 1940, of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  On October 30, 2008, the Fund announced an initial distribution to Fund shareholders pursuant to which we received $28.5 million.  Based on the decline in the value of the Fund, we recorded a loss of $1.7 million in November 2008 related to its investment in the Fund.

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

In February of 2009, we received an additional distribution of $3.8 million.  On February 26, 2009, the Fund announced that $3.5 billion has been initially set aside in a special reserve, which may be increased or decreased as further information becomes available.  This special reserve is in response to significant litigation against the fund and will cover the costs associated with that litigation.  Also announced was that investors would receive interim distributions up to 91.72 cents on the dollar.  As a result we recorded an additional write-down of $3.0 million. The investment in the Fund is classified in the line item entitled “Investment in Money Market Fund” in our Condensed Consolidated Balance Sheets as of February 28, 2009.

Based upon the maturities of the underlying investments in the Fund, we expect to receive the remaining amount of our investment during the next twelve months.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act, as of the last day of the fiscal period covered by this report, February 28, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 28, 2009.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended February 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Throughout Fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers, including us.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  Consumer confidence is also affected by the domestic and international political situation. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6.   Exhibits.

10.1	Amendment No. 1 to the Burlington Coat Factory Holdings, Inc. Management Incentive plan dated as of December 2, 2008

10.2	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas Kingsbury

10.3 10.4 10.5
Separation Agreement, dated as of February 16, 2009, by and among Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation, and Mark Nesci.

Joinder to Loan Documents, dated as of February 18, 2009, by and among and Bear Stearns Corporate Lending Inc., as Administrative Agent, Burlington Coat Factory Warehouse Corporation, and the Existing Facility Guarantors and the New Facility Guarantor party thereto.

Joinder to Loan Documents, dated as of February 18, 2009, by and among Bank of America, N.A., as Administrative Agent, Burlington Coat Factory Warehouse
Corporation, and the Existing Borrowers, New Borrower and Facility Guarantors party thereto.

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

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury
Chief Executive Officer

/s/ Todd Weyhrich
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: April 14, 2009