Form 10-K
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2009-08-27
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                      Accelerated filer  ☐

Non-Accelerated filer   ☒                                                      Smaller reporting company  ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant is zero.  The registrant is a privately held corporation.

As of August 27, 2009 the registrant has 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company) and are not publicly traded.

Documents Incorporated By Reference

None

Item 1.  Business

Overview

Burlington Coat Factory Investments Holdings, Inc. (the Company or Holdings) owns Burlington Coat Factory Warehouse Corporation (BCFWC), which is a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, and as of May 30, 2009, we have expanded our store base to 433 stores in 44 states and Puerto Rico and diversified our product categories by offering an extensive selection of in-season better and moderate brands, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We employ a hybrid business model, offering the low prices of off-price retailers as well as the branded merchandise, product breadth and product diversity traditionally associated with department stores.

As used in this annual report, the terms “Company,” “we,” “us,” or “our” refers to Holdings and all its subsidiaries.  Holdings has no operations and its only asset is all of the stock of BCFWC. BCFWC was initially organized in 1972 as a New Jersey corporation.  In 1983, BCFWC was reincorporated in Delaware and currently exists as a Delaware corporation.  Holdings was organized in 2006 (and currently exists) as a Delaware corporation.  BCFWC became a wholly-owned subsidiary of Holdings in connection with our acquisition on April 13, 2006 by affiliates of Bain Capital in a take private transaction (Merger Transaction).

All discussions of business operations relate to BCFWC and its subsidiaries, its consolidated subsidiaries and predecessors. Our fiscal year ends on the Saturday closest to May 31. Fiscal 2009 ended on May 30, 2009 and was a 52 week year. Fiscal 2008 ended on May 31, 2008 and was a 52 week year.  Fiscal 2007 ended on June 2, 2007 and was a 52 week year.

The Stores

As of May 30, 2009, we operated 433 stores under the names: “Burlington Coat Factory Warehouse” (415 stores), “MJM Designer Shoes” (15 stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store). Our store base is geographically diversified with stores located in 44 states and Puerto Rico. We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

Burlington Coat Factory Warehouse stores (BCF) offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories as well as home decor and gifts. BCF’s broad selection provides a wide range of apparel, accessories and furnishing for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond to changing market conditions and consumer fashion preferences. Furthermore, we believe BCF’s substantial selection of staple, destination products such as coats, Baby Depot products as well as mens’ and boys’ suits attracts customers from beyond our local trade areas. These products drive incremental store-traffic and differentiate us from our competitors.   Over 98% of our net sales are derived from our BCF stores.

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

Cohoes Fashions offers a broad selection of designer label merchandise for men and women similar to that carried in BCF stores.  In addition, the stores carry decorative gifts and home furnishings.  We acquired Cohoes Fashions, Inc. in 1989.

Baby Depot departments can be found in most BCF stores.  Baby Depot offers customers "one stop shopping" for infants and toddlers with everyday low prices on current and brand name merchandise. Customers can select merchandise from leading manufacturers of infant and toddler apparel, furniture and accessories. Baby Depot offers customers the convenience of special orders and a computerized baby gift registry.

Our stores are generally located in malls, strip shopping centers, regional power centers or are free standing, and are usually established near a major highway or thoroughfare, making them easily accessible by automobile.

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including items such as lingerie, fragrances, and jewelry (Leased Departments). During Fiscal 2009, our rental income from all such arrangements aggregated less than 1% of our total revenues.  We do not own or have any rights to any trademarks, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties.

Store Expansion

Since 1972 when our first store was opened in Burlington, New Jersey, we have expanded to 415 BCF stores, two Cohoes Fashions stores, 15 MJM Designer Shoes stores, and one stand-alone Super Baby Depot store.

We believe the size of our typical BCF store represents a competitive advantage.  Most of our stores are approximately 80,000 square feet, occupying significantly more selling square footage than most off-price or specialty store competitors. Major landlords frequently seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base and because we can take on larger facilities than most of our competitors. In addition, we have built long-standing relationships with major shopping center developers. As of May 30, 2009, we operated stores in 44 states and Puerto Rico, and we are exploring expansion opportunities both within our current market areas and in other regions.

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

Real Estate Strategy

As of May 30, 2009, we owned the land and/or buildings for 41 of our 433 stores. Generally, however, our policy has been to lease our stores, with average rents per square foot that are below the rents of our off-price competitors. Our large average store size (generally twice that of our off-price competitors), ability to attract foot traffic and our disciplined real estate strategy enable us to secure these lower rents. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

Our current lease model provides for a ten year initial term with a number of five year options thereafter.  Typically, our lease strategy includes landlord allowances for leasehold improvements and tenant fixtures.  We believe our lease model keeps us competitive with other retailers for desirable locations.

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 433 stores as of May 30, 2009.   Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores.  The table below shows our store openings and closings since the beginning of the Company’s fiscal year ended May 29, 2004.

Fiscal Year	2004	2005	2006		2007	2008	2009
Stores (Beginning of Period)	335	349	362		368	379	397
Stores Opened	24	16	12		19	20	37
Stores Closed	(10)	(3)	(6)		(8)	(2)	(1)

Stores (End of Period)	349	362	368	*	379	397	433

* Inclusive of three stores that closed because of hurricane damage, which reopened in 2007.

Distribution

We have three distribution centers that ship approximately 85% of merchandise units to our store.  The remaining 15% of merchandise units are drop shipped.  The three distribution centers occupy an aggregate of 1,490,000 square feet and each includes processing and storage capacity.  Our distribution centers are currently located in Burlington, New Jersey, Edgewater Park, New Jersey and San Bernardino, California.  The distribution center in Burlington, New Jersey is currently being consolidated into our distribution center in Edgewater Park, New Jersey.

We are in the process of transitioning to a new warehouse management system in our distribution network as well as updating our material handling systems.  These updates were implemented in our Edgewater Park, New Jersey facility and have allowed us to consolidate our former Bristol, Pennsylvania facility into the Edgewater Park, New Jersey facility.  Additionally, as noted above, we are in the process of consolidating our Burlington, New Jersey facility into the Edgewater Park, New Jersey facility.  The Edgewater Park, New Jersey facility has both the capacity and storage capability to handle the Bristol, Pennsylvania and Burlington, New Jersey volume.  Our lease at the Bristol, Pennsylvania location expired in July of 2009.  We own the distribution center at the Burlington, New Jersey location and we are evaluating various alternatives to determine the best use for the facility following its consolidation into the Edgewater Park, New Jersey facility.

    Our distribution center network leverages automated sorting units to process and ship product to our stores.  We believe that the use of automated sorting units provides cost efficiencies, improves accuracy, and improves our overall turn of product within our distribution network.

Location	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Burlington, New Jersey	1987	402,000	Owned
Edgewater Park, New Jersey	2004	648,000	Owned
San Bernardino, California	2006	440,000	Leased

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

We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day.  We have streamlined processes and will continue to strive to create opportunities for fast and effective customer interactions.  Our stores must reflect clean, organized merchandise presentations that highlight the depth and breadth of our assortments.  Through proper staffing flexibility we provide sale floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

Marketing and Advertising

We use a variety of broad-based and targeted marketing and advertising strategies to efficiently deliver the right message to the targeted audience at the right time.  These strategies include national television and radio advertising, direct mail, email marketing and targeted digital and magazine advertisements.  Broadcast communication and reach is balanced with relevant customer contacts to increase frequency of store visits.

  Employees

As of May 30, 2009, we employed 26,704 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the apparel industry. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of May 30, 2009, employees at two of our stores were subject to collective bargaining agreements.

During Fiscal 2009, in light of the current challenging economic and retail sales environments, we executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of our workforce in our corporate office and stores by approximately 2,300 positions, or slightly less than 9% of our total workforce.

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

Merchandise Vendors

We purchase merchandise from many suppliers, none of which accounted for more than 3% of our net purchases during Fiscal 2009. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the back-to-school and holiday seasons (September through January). Weather, however, continues to be an important contributing factor to the sale of our clothing in the Fall, Winter and Spring seasons. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Tradenames

We have tradename assets such as Burlington Coat Factory, Baby Depot, Luxury Linens and MJM Designs.  We consider these tradenames and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these tradenames endure for as long as they are used.

AVAILABLE INFORMATION

Our website address is www.burlingtoncoatfactory.com.  We will provide to any person, upon request, copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Such requests should be made in writing to the attention of our Corporate Counsel at the following address: Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

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

Our growth will largely depend on our ability to successfully open and operate new stores. We intend to continue to open new stores in future years, while remodeling a portion of our existing store base annually. The success of this strategy is dependent upon, among other things, the current retail environment, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our Available Business Line Senior Secured Revolving Facility (ABL Line of Credit); however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if one or more of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease approximately 91% of our store locations. Most of our current leases expire at various dates after five-year terms, or ten-year terms in the case of our newer leases, the majority of which are subject to our option to renew such leases for several additional five-year periods.  Our ability to renew any expiring lease or, if such lease cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which are not within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords. If we are unable to renew existing leases or lease suitable alternative locations, or enter into leases for new stores on favorable terms, our growth and our profitability may be negatively impacted.

Our net sales, operating income and inventory levels fluctuate on a seasonal basis and decreases in sales or margins during our peak seasons could have a disproportionate effect on our overall financial condition and results of operations.

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during our second and third fiscal quarters. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

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

Our comparative store sales and results of operations are affected by a variety of factors, including:

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	weather conditions;

•	availability of suitable real estate locations at desirable prices and our ability to locate them;

• the timing of promotional events;

•	our ability to effectively manage pricing and markdowns;

•	changes in general economic conditions and consumer spending patterns;

•	our ability to anticipate, understand and meet consumer trends and preferences;

•	actions of competitors; and

•	the attractiveness of our inventory and stores to customers.

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

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores. In addition, natural disasters such as hurricanes, tornados and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores or facilities located in the affected areas, thereby disrupting our business operations. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the winter season or cool weather during the summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. Historically, a majority of our net sales have occurred during the five-month period from September through January. Unseasonably warm weather during these months could adversely affect our business.

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

Our results may be adversely affected by fluctuations in energy prices

Increases in energy costs may result in an increase in our transportation costs for distribution, utility costs for our stores and costs to purchase our products from suppliers. A sustained rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have an adverse effect on our performance.

General economic conditions affect our business.

Throughout Fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers, including us.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations such as taxes, healthcare reform, and other areas.  The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the United States, could lead to a decrease in spending by consumers.

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

Parties with whom we do business may be subject to insolvency risks which could negatively impact our liquidity.

Many economic and other factors are outside of our control, including but not limited to commercial credit availability. Also affected are our vendors, which in many cases depend upon commercial credit to finance their operations.  If they are unable to secure commercial financing, our vendors could seek to change the terms on which they sell to us, which could negatively affect our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us.

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

•
disease epidemics and health related concerns, such as the outbreaks of SARS, bird flu, swine flu and other diseases, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

Our business would be disrupted severely if either of our primary distribution centers were to shut down.

During Fiscal 2009, central distribution services were extended to approximately 85% of our merchandise units through our distribution facilities in Burlington, New Jersey, Edgewater Park, New Jersey and San Bernardino, California. During the fourth quarter of Fiscal 2009 and the first quarter of Fiscal 2010, we began consolidating the distribution activities previously handled by our Bristol, Pennsylvania and Burlington, New Jersey locations to our location in Edgewater Park, New Jersey.  Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. If either of our current primary distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from the supplier via drop shipment, we would incur significantly higher costs and a reduced control of inventory levels during the time it takes for us to reopen or replace either of the distribution centers.

Software used for our management information systems may become obsolete or conflict with the requirements of newer hardware and may cause disruptions in our business.

We rely on our existing management information systems, including some software programs that were developed in-house by our employees, in operating and monitoring all major aspects of our business, including sales, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. If we fail to update such software to meet the demands of changing business requirements or if we decide to modify or change our hardware and/or operating systems and the software programs that were developed in-house are not compatible with the new hardware or operating systems, disruption to our business may result.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of our computer system or otherwise, could severely hurt our business.

As part of our normal course of business we collect, process and retain sensitive and confidential customer information in accordance with industry standards.  Despite the security measures we have in place, our facilities and systems, and those of our third party service providers may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events.  Any security breach involving misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to litigation and liability risks, disrupt our operations and harm our business.

Disruptions in our information systems could adversely affect our operating results.

The efficient operation of our business is dependent on our information systems. If an act of God or other event caused our information systems to not function properly, major business disruptions could occur.  In particular, we rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. Our disaster recovery site is located within 15 miles of our headquarters.  If a disaster impacts either location, while it most likely would not fully incapacitate us, our operations could be significantly affected. The failure of our information systems to perform as designed could disrupt our business and harm sales and profitability.

Changes in product safety laws may adversely impact our operations.

We are subject to regulations by a variety of state and federal regulatory authorities, including the Consumer Product Safety Commission.  The recently enacted Consumer Product Safety Improvement Act of 2008 (CPSIA) imposes new limitations on the permissible amounts of lead and phthalates allowed in children’s products. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children.  In the event that we are unable to timely comply with regulatory changes, including those pursuant to the CPSIA, significant fines or penalties could result, and could adversely affect our operations.

Our future growth and profitability could be adversely affected if our advertising and marketing programs are not effective in generating sufficient levels of customer awareness and traffic.

We rely on print and television advertising to increase consumer awareness of our product offerings and pricing to drive store traffic. In addition, we rely and will increasingly rely on other forms of media advertising. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising and marketing programs. In order for our advertising and marketing programs to be successful, we must:

•	manage advertising and marketing costs effectively in order to maintain acceptable operating margins and return on our marketing investment; and

•	convert customer awareness into actual store visits and product purchases.

Our planned advertising and marketing expenditures may not result in increased total or comparative net sales or generate sufficient levels of product awareness. Further, we may not be able to manage our advertising and marketing expenditures on a cost-effective basis.  Additionally, some of our competitors may have substantially larger marketing budgets, which may provide them with a competitive advantage.

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

As of May 30, 2009, funds associated with Bain Capital own approximately 97.1% of the common stock of Burlington Coat Factory Holdings, Inc. (Parent), with the remainder held by existing members of management. Additionally, management held options to purchase 8.7% of the outstanding shares of Parent’s common stock as of May 30, 2009.  Our controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and impact our ability to make payments on our outstanding notes. In addition, funds associated with Bain Capital have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many major decisions regarding our operations.

For further information regarding the ownership interest of, and related party transactions involving, Bain Capital and its associated funds, please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13, Certain Relationships and Related Transactions, and Director Independence.

Risk Factors Related to Our Substantial Indebtedness

Our substantial indebtedness will require a significant amount of cash.  Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on our outstanding notes.

We are highly leveraged.  As of May 30, 2009, our total indebtedness was $1,449.5 million, including $300.8 million of 11.1% senior notes due 2014, $99.3 million of 14.5% senior discount notes due 2014, $870.8 million under our Senior Secured Term Loan Facility (Term Loan), and $150.3 million under the ABL Line of Credit.  Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to $87.7 million for the fiscal year ending May 29, 2010, inclusive of minimum interest payments related to the ABL Line of Credit. The ABL Line of Credit has no annual minimum principal payment requirement.

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

Our failure to comply with the restrictive covenants described above, as well as others that may be contained in our senior secured credit facilities from time to time, could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are unable to refinance these borrowings or are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

As of May 30, 2009, we operated 433 stores in 44 states throughout the United States and Puerto Rico.  We own the land and/or building for 41 of our stores and lease the other 392 stores.  Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales.

We own five buildings in Burlington, New Jersey. Of these buildings, two are used by us as retail space. In addition, we own approximately 97 acres of land in the townships of Burlington and Florence, New Jersey on which we have constructed our corporate headquarters and a distribution facility. During the fourth quarter of Fiscal 2009 and the first quarter of Fiscal 2010, we began to consolidate our distribution activities previously handled by the Burlington, New Jersey location to our location in Edgewater Park, New Jersey.  We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and office facility of approximately 648,000 square feet. We lease an additional 440,000 square foot distribution facility opened in April 2006 in San Bernardino, California. These facilities have significantly expanded our distribution capabilities.  We lease approximately 20,000 square feet of office space in New York City.

The following table identifies the years in which store leases, exclusive of distribution and corporate location leases, existing at May 30, 2009 expire, showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available.  For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified.

Fiscal years Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2010-2011	6	93
2012-2013	4	79
2014-2015	13	74
2016-2017	2	37
2018-2019	2	67
Thereafter to 2037	12	9
Total	39	359

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

    No established trading market currently exists for our common stock.    Parent is the only holder of record of our common stock and 97.1% of Parent’s common stock was held by various Bain Capital funds.   Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  Dividends equal to $3.0 million and $0.7 million were paid during Fiscal 2009 and Fiscal 2008, respectively, to Parent in order to repurchase capital stock of the Parent.

Item 6.	Selected Financial Data

    The following table presents selected historical Consolidated Statements of Operations and Comprehensive Income (Loss), Balance Sheets and other data for the periods presented and should only be read in conjunction with our audited Consolidated Financial Statements and the related notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” each of which are included elsewhere in this Form 10-K. The historical financial data for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, the periods April 13, 2006 to June 3, 2006 and May 30, 2005 to April 12, 2006, and the fiscal year ended May 29, 2005, have been derived from our historical audited Consolidated Financial Statements.

Predecessor/Successor Presentation.  Although Burlington Coat Factory Warehouse Corporation continued as the same legal entity after the Merger Transaction, the Selected Financial Data for Fiscal 2006 provided below is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger Transaction, May 30, 2005 to April 12, 2006, and the period following the Merger Transaction, April 13, 2006 to June 3, 2006. The financial data provided refers to our operations and that of our subsidiaries for both the Predecessor and Successor periods.

	(in millions)
	Predecessor		Successor
	Twelve Months Ended 5/28/05	Period from 5/29/05 to 4/12/06	Period from 4/13/06 to 6/3/06	Twelve Months Ended 6/2/07		Twelve Months Ended 5/31/08		Twelve Months Ended 5/30/09
Revenues from Continuing Operations	$3,199.8	$3,045.3	$425.2	$3,441.6		$3,424.0		$3,571.4

Income (Loss) from Continuing Operations, Net of Provision for Income Tax	106.0	94.3	(27.2)	(47.2)		(49.0)		(191.6)

Discontinued Operations, Net of Tax Benefit (1)	(1.0)	-	-	-		-		-

Net Income (Loss)	105.0	94.3	(27.2)	(47.2)	(3)	(49.0)	(3)	(191.6) (3)

Total Comprehensive Income (Loss)	105.0	94.3	(27.2)	(47.2)		(49.0)		(191.6)

Balance Sheet Data	As of 5/28/05	As of 4/12/06	As of 6/3/06	As of 6/2/07		As of 5/31/08		As of 5/30/09
Total Assets	$1,673.3	(2)	$3,213.5	$3,036.5		$2,964.5		$2,533.4
Working Capital	392.3	(2)	219.3	280.6		284.4		312.3
Long-term Debt	132.3	(2)	1,508.1	1,456.3		1,480.2		1,438.8
Stockholders’ Equity	926.2	(2)	419.5	380.5		323.5		135.1

Notes:
(1)	Discontinued operations include the after-tax operations of stores closed by us during the fiscal years listed.
(2) (3)
Information not available for interim period.
Net Loss during Fiscal 2007, Fiscal 2008, and Fiscal 2009 reflect impairment charges of $24.4 million, $25.3 million and $332.0 million, respectively. The impairment charges in Fiscal 2007 and Fiscal 2008 relate entirely to our long-lived assets while the impairment charge in Fiscal 2009 relates to both our tradenames and our long-lived assets (Refer to Note 7 entitled “Intangible Assets” and Note 9 entitled “Impairment of Long-Lived Assets” to our Consolidated Financial Statements for further discussion around our impairment charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless indicated otherwise or the context requires, “we,” “us,” “our,” and “Company” refers to the operations of Burlington Coat Factory Warehouse Corporation and its consolidated subsidiaries, and the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. We maintain our records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to May 31.   The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.

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

General

Based on retail industry reports, we are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 433 stores in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We employ a hybrid business model which enables us to offer the low prices of off-price retailers and the branded merchandise, product breadth and product diversity of department stores. We acquire desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers.

As of May 30, 2009, we operated 433 stores under the names “Burlington Coat Factory Warehouse” (415 stores), “MJM Designer Shoes” (15 stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store) in 44 states and Puerto Rico.  For the fiscal year ended May 30, 2009, we generated revenues of approximately $3,542.0 million.

Executive Summary

Overview of Fiscal 2009 Operating Results

 We experienced an increase in net sales for the 52 week period ended May 30, 2009 (Fiscal 2009) compared with the 52 week period ended May 31, 2008 (Fiscal 2008).  Consolidated net sales increased $148.6 million, or 4.4%, to $3,542.0 million ($3,200.7 million of which represents comparative store sales) for Fiscal 2009 from $3,393.4 million ($3,282.8 million of which represents comparative store sales) for Fiscal 2008. This increase was primarily attributable to the combination of:

•	an increase in net sales of $222.8 million from 36 net new stores opened in Fiscal 2009,
•	an increase in net sales of $42.2 million for stores opened in 2008 that are not included in our comparative store sales,
•	an increase in barter sales of $5.5 million,
•	a comparative store sales decrease of $82.1 million, or 2.5%, and
•	a decrease in net sales of $19.4 million from stores closed since the comparable period last year.

We believe the comparative store sales decrease is due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Gross margin as a percentage of net sales decreased to 37.9% from 38.3% during Fiscal 2009 compared with Fiscal 2008.  The decrease in gross margin is primarily due to an increase in shrink results based on physical inventories taken in the fourth quarter of Fiscal 2009.  In response to the increase in shrink, we have formed a shrink task force specifically aimed to identify causes for shrink and implement actions to reduce them.  Also contributing to the decline in gross margin is a slight decline in initial margins.  These declines were partially offset by a slight improvement in the level of markdowns during Fiscal 2009.

Selling and administrative expenses as a percentage of net sales decreased to 31.5% during Fiscal 2009 compared with 32.2% during Fiscal 2008.  Total selling and administrative expenses increased $24.4 million from $1,090.8 million during Fiscal 2008 to $1,115.2 million in Fiscal 2009.  The improvement in our selling and administrative expenses as a percentage of net sales during Fiscal 2009 was due to our initiative to reduce our cost structure, which continues to be an ongoing initiative in Fiscal 2010.  During Fiscal 2009, we executed various initiatives that reduced store payroll, maximized supply chain efficiencies and reduced our overall headcount by approximately 2,300 positions, or slightly less than 9% of the total workforce.  These initiatives resulted in our saving slightly over $70 million during the third and fourth quarters of Fiscal 2009.  The overall dollar increase in our selling and administrative expenses during Fiscal 2009 as compared with Fiscal 2008 was primarily the result of 36 net new stores opened during Fiscal 2009.

We recorded a net loss of $191.6 million during Fiscal 2009 compared with a net loss of $49.0 million for Fiscal 2008. The primary driver of the net loss in Fiscal 2009 was the impairment charges incurred throughout the year.  The primary drivers of the net loss during Fiscal 2008 were weakened consumer demand as impacted by general economic conditions (discussed in further detail below), impairment charges and depreciation, amortization and interest expense incurred in connection with the financing of the Merger Transaction in Fiscal 2006.

Store Openings, Closings, and Relocations.

 During Fiscal 2009, we opened 37 new Burlington Coat Factory Warehouse stores (“BCF” stores) and closed one BCF store (36 net new stores).  As of May 30, 2009, we operated 433 stores under the names "Burlington Coat Factory Warehouse" (415 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (15 stores) and "Super Baby Depot" (one store).

We will continue to pursue our growth plans and invest in capital projects that meet our required financial hurdles. However, given the uncertainty of the economy, we have curtailed our store opening plans to between eight and 11 new stores (exclusive of three relocations) for Fiscal 2010.   Prudent management of inventory and expenses will remain a strategic initiative.

Ongoing Initiatives for Fiscal 2010

 We continue to focus on a number of ongoing initiatives aimed at increasing our store profitability by reducing expenses and improving our comparative store sales trends.  These initiatives include, but are not limited to:

     •  The continued reduction of our cost structure:

o
Reduce store payroll costs. We introduced a new store management model during the third quarter of Fiscal 2009. This new model was designed to provide consistent management coverage by sales volume. Also during the quarter, we began to allocate payroll to our stores based primarily on an expected sales per labor hour metric.  Finally, we began to closely monitor new hire wage rates to ensure new hires were brought in at rates commensurate with their experience. We believe these actions will allow us to run our business more efficiently without sacrificing our ability to serve our customers.

o
Supply chain efficiencies.  We continue to work on several logistics initiatives. Our transition to a regional distribution model is well underway and is an effort to reduce the amount of transportation miles required to service our stores which should result in reduced costs and improved service levels. The reduced costs will be realized primarily by a consolidation of our distribution centers. We have also implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers. Finally, we are in the process of implementing a new warehouse management system which will allow for further improvements in productivity by providing functionality not currently available.

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

•
Refining our store experience through the eyes of the customer.  We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have, and will continue to strive, to streamline processes to create opportunities for fast and effective customer interactions. Our stores must reflect clean, organized merchandise presentations that highlight the depth and breadth of our assortments. Through proper staffing flexibility we provide sales floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

•
Keeping inventory fresh through improved receipt management. This initiative is targeted to ensure that we have the right goods, in the right store, at the right time. We are working to better develop and tailor assortments to each individual market and region to address seasonal and lifestyle differences.  We are also in the process of developing a more consistent merchandise flow by continuing to better align receipts with sales. In addition, we believe we can improve receipt management by incorporating flow, inventory turnover, and exit strategies for fashion and seasonal product into the day-to-day business process.

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

General Economic Conditions.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  During Fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which we believe negatively impacted consumer spending at many retailers, including us. In response to this, we took steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent, including the reduction of slightly more than $70 million out of our cost structure (as further described above as part of our “Executive Summary”) and the decrease of approximately $11 million out of our Fiscal 2009 capital expenditure plan (as further described below under the caption “Operational Growth”).

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

Competition and Margin Pressure. We believe that in order to remain competitive with off-price retailers and discount stores, we must continue to offer brand-name merchandise at a discount from traditional department stores as well as an assortment of merchandise that is appealing to our customers.

The U.S. retail apparel and home furnishings markets are highly fragmented and competitive. We compete for business with department stores, off-price retailers, specialty stores, discount stores, wholesale clubs, and outlet stores. We anticipate that competition will increase in the future. Therefore, we will continue to look for ways to differentiate our stores from those of our competitors.

The U.S retail industry continues to face increased pressure on margins as the downturn in the economy has led consumers to be more value conscious.  The weak retail environment helped to offset this pressure with a plentiful supply of goods in the market which created downward pricing pressure for wholesale purchases.

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

Key Performance Measures

Management considers numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, gross margin and inventory levels, receipt-to-reduction ratio, liquidity and comparative store payroll.

Comparative Store Sales.  Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  The method of calculating comparative store sales varies across the retail industry.  As a result, our definition of comparative store sales may differ from other retailers.  We define comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately one year and two months).  Existing stores whose square footage has been changed by more than 20% and relocated stores (except those relocated within the same shopping center) are classified as new stores for comparative store sales purposes.  We experienced a decrease in comparative store sales of 2.5% and 5.2% during Fiscal 2009 and Fiscal 2008, respectively.

Various factors affect comparative store sales, including, but not limited to, current economic conditions, weather conditions, the timing of our releases of new merchandise, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.  While any and all of these factors can impact comparative store sales, we believe that the decrease in comparative store sales during Fiscal 2009 and Fiscal 2008 was primarily attributable to weakened consumer demand as a result of the downturn in the economy.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales.  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Consolidated Statements of Operations and Comprehensive Loss.  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  For Fiscal 2009 as compared with Fiscal 2008, we experienced a decrease in gross margin as a percent of sales from 38.3% to 37.9%. The decline in gross margin is primarily due to increased shrink results based on physical inventories taken in the fourth quarter of Fiscal 2009.

Inventory Levels.   Inventory at May 30, 2009 was $641.8 million compared with inventory of $719.5 million at May 31, 2008.   The decrease of $77.7 million is due to our initiatives to enhance our supply chain efficiencies and our merchandise content.  These initiatives resulted in a decrease of average store inventory at May 30, 2009 of approximately 18.2% to $1.5 million per store compared with the average store inventory of $1.8 million as of May 31, 2008.

 In light of current economic conditions, we continue to work to reduce our inventory levels in the stores.  Our efforts to date are evident in the 18.2% reduction in average store inventory at the end of Fiscal 2009 compared with Fiscal 2008. By managing our inventories conservatively we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.   Over time, we intend to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory. This may result in us taking more markdowns as a percent of sales than prior periods, which would have a negative impact on gross margin.

Receipt-to-Reduction Ratio.   We are in the process of developing a more consistent merchandise flow based on a receipt-to-reduction ratio.  In other words, we are attempting to match forecasted levels of receipts to forecasted sales, taking into consideration the levels of markdown dollars on a monthly basis.  We believe this will result in a more normalized receipt cadence and minimize peaks and valleys in our receiving process, ultimately leading to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our inventory turnover rate for Fiscal 2009 has remained consistent with the inventory turnover rate for Fiscal 2008 at 2.4 turns per year.  The inventory turnover calculation is based on a rolling 13 month average of inventory and the last 12 months sales.  We expect to see increased inventory turnover in Fiscal 2010.

Liquidity.  Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced a decrease in cash flow of $20.5 million during Fiscal 2009 compared with Fiscal 2008, primarily due to increased capital expenditures related to new store growth and decreased borrowings net of repayments.  During Fiscal 2009, we made net repayments on our ABL Line of Credit of $31.3 million.  During Fiscal 2008, we had net borrowings of $22.6 million.  Cash and cash equivalents decreased $14.3 million to $25.8 million at May 30, 2009 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at May 30, 2009 was $312.3 million compared with $284.4 million at May 31, 2008.  This increase in working capital is primarily attributable to decreased accounts payable, as a result of the timing of payments, which was partially offset by decreased inventory levels as a result of the decrease in our average store inventory of 18.2% and decreased cash on hand.

Comparative Store Payroll.  Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year. We define our comparative store payroll as stores which were opened for an entire week both in the previous fiscal year and the current fiscal year.  Comparative store payroll decreased 11.1% between Fiscal 2009 and Fiscal 2008, as a result of our ongoing initiative to reduce store payroll costs.  This was accomplished through a variety of processes.  First, we introduced a new store management model that was designed to provide consistent management coverage by sales volume.  We also began managing payroll of the stores based primarily on an expected sales per labor hour metric.  Prior to this change, stores were allocated dollar amounts based on sales volume which did not take into account disparities between hourly rates by state.  Lastly, we began to closely monitor new hire wage rates to ensure new hires were retained at rates commensurate with their experience.  We believe that these actions will allow us to run the business more efficiently without sacrificing our ability to serve our customers.

Results of Operations

The following table sets forth certain items in our Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for periods indicated that are used in connection with the discussion herein.

	May 30, 2009		May 31, 2008	June 2, 2007
Statement of Operations Data:
Net Sales	100.0%		100.0%	100.0%
Cost of Sales (Exclusive of Depreciation and Amortization, As Shown Below)	62.1		61.8	62.4
Selling & Administrative Expenses	31.5		32.2	31.2
Restructuring and Separation Costs	0.2		-	-
Depreciation and Amortization	4.8		5.2	5.1
Interest Expense	2.6		3.6	4.0
Impairment Charges – Long Lived Assets	1.1		0.7	0.7
Impairment Charges - Tradenames	8.3		-	-
Other Income, Net	(0.2)		(0.4)	(0.2)
Other Revenue	0.	8	0.9	1.1
Loss Before Income Tax Benefit	(9.6)		(2.2)	(2.1)
Income Tax Benefit	(4.2)		(0.8)	(0.7)

Net Loss	(5.4)%		(1.4)%	(1.4)%

Performance for the Fiscal Year (52 weeks) Ended May 30, 2009 Compared with the Fiscal Year (52 weeks) Ended May 31, 2008

Net Sales

We experienced an increase in net sales for Fiscal 2009 compared with Fiscal 2008.  Consolidated net sales increased $148.6 million, or 4.4%, to $3,542.0 million ($3,200.7 million of which represents comparative store sales) for Fiscal 2009 from $3,393.4 million ($3,282.8 million of which represents comparative store sales) for Fiscal 2008. This increase was attributable to:

•	an increase in net sales of $222.8 million related to 36 net new stores opened in 2009,
•	an increase in net sales of $42.2 million for stores opened in 2008 that are not included in our comparative store sales,
•	an increase in barter sales of $5.5 million,
•	a comparative store sales decrease of $82.1 million, or 2.5% and
•	a decrease in net sales of $19.4 million from stores closed since the comparable period last year.

We believe the comparative store sales decrease was due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Other Revenue

Other revenue (consisting of rental income from leased departments; subleased rental income; layaway, alteration, dormancy, and other service charges; and miscellaneous revenue items) decreased $1.2 million to $29.4 million for Fiscal 2009 compared with $30.6 million for Fiscal 2008. This decrease was primarily related to a decrease in dormancy fees of $2.2 million, partially offset by an increase in layaway fees of $1.1 million.

The decrease in dormancy fees was related to our decision during the third quarter of Fiscal 2008 to cease charging dormancy fees on outstanding balances of store value cards, which were recorded in the line item “Other Revenue” in our Consolidated Statements of Operations and Comprehensive Loss, and begin recording store value card breakage income in the line item “Other Income, Net” in our Statements of Operations and Comprehensive Loss.  These dormancy fees contributed an additional $2.2 million to the line item “Other Revenue” in our Statements of Operations and Comprehensive Loss for Fiscal 2008 compared with Fiscal 2009.  We now recognize breakage income related to outstanding store value cards in the line item “Other Income, Net” in our  Statements of Operations and Comprehensive Loss (Refer to Note 11 to our Consolidated Financial Statements entitled “Store Value Cards” for further discussion).

Cost of Sales

Cost of sales increased $104.4 million (5.0%) for Fiscal 2009 compared to Fiscal 2008. Cost of sales as a percentage of net sales increased to 62.1% during Fiscal 2009 from 61.8% in Fiscal 2008.  The dollar increase of $104.4 million in cost of sales between Fiscal 2008 and Fiscal 2009 was primarily related to the operation of 36 net new stores which were opened in Fiscal 2009.

For Fiscal 2009 as compared with Fiscal 2008, we experienced a decrease in gross margin as a percent of net sales from 38.3% to 37.9%. The decline in gross margin was primarily due to increased shrink results based on physical inventories taken in the fourth quarter of Fiscal 2009.

Selling and Administrative Expenses

Selling and administrative expenses increased $24.4 million (2.2%) to $1,115.2 million for Fiscal 2009 from $1,090.8 million for Fiscal 2008.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Year Ended
	May 30, 2009	May 31, 2008	$ Variance	% Change
Occupancy	$351,555	$304,052	$47,503	15.6%
Business Insurance	32,515	26,994	5,521	20.5
Advertising	75,188	70,879	4,309	6.1
Payroll and Payroll Related	518,252	535,636	(17,384)	(3.2)
Other	124,689	138,713	(14,024)	(10.1)
Benefit Costs	13,049	14,555	(1,506)	(10.3)
Selling & Administrative Expenses	$1,115,248	$1,090,829	$24,419	2.2%

The increase in occupancy related costs of $47.5 million during Fiscal 2009 was primarily related to new store openings.  New stores opened in Fiscal 2009 accounted for $29.0 million of the total increase.  Stores opened in Fiscal 2008 that were not operating for a full twelve months in Fiscal 2008 incurred incremental occupancy costs of $4.2 million during Fiscal 2009.

Excluding the impact of new store openings between Fiscal 2008 and Fiscal 2009:

• utility expenses increased $4.6 million due primarily to an increase in electricity rates,

•	janitorial service expense increased $7.7 million due to our initiative to replace janitorial payroll with a third party, provider, and

• real estate taxes increased $3.8 million due primarily to annual tax rate increases.

The increase in business insurance of $5.5 million in Fiscal 2009 compared with Fiscal 2008 was the result of our claims experience for the year.  During Fiscal 2009, we experienced an increase in the value of workers’ compensation claims and an increase in the number of general liability claims which we believe was a result of the current economic environment.

The increase in advertising expense of $4.3 million during Fiscal 2009 compared with Fiscal 2008 was primarily related to increases in advertising as a result of 36 net new stores opened from June 1, 2008 through May 30, 2009.  This increase was partially offset by the continued cost efficiencies realized by our internal performance of an increasing number of production and creative functions.

  The increases in selling and administrative expense during Fiscal 2009 were partially offset by decreases in payroll and payroll related costs, other costs and benefit costs.  The decrease in payroll and payroll related costs of approximately $17.4 million was primarily related to a decrease in our comparative store payroll related to our initiative to reduce store payroll costs and the reduction of janitorial payroll in conjunction with our initiative to replace janitorial payroll with a third party provider.  These initiatives resulted in a decrease in comparative store payroll of $43.0 million during Fiscal 2009.  Additionally, vacation expense decreased $6.7 million during Fiscal 2009 as a result of our implementation of a new vacation and personal time policy.

    The decreases in payroll and payroll related costs were partially offset by new store payroll and increased bonus and stock compensation expense in Fiscal 2009 compared to Fiscal 2008.  New store payroll related to the opening of 36 net new stores during Fiscal 2009 contributed an additional $23.3 million to payroll.  Additionally, incremental payroll related to stores that were opened during Fiscal 2008, but were not operating for the full fiscal period contributed incremental payroll expense of $2.9 million.  Bonus and stock compensation expense increased $7.1 million and $1.3 million, respectively, in Fiscal 2009 compared with Fiscal 2008.  The increase in bonus expense of $7.1 million for Fiscal 2009 was due to the fact that during Fiscal 2008 we did not achieve the targets under our bonus plan, and consequently, reversed the previously recognized expense of $1.5 million during the fiscal year.  In contrast, during Fiscal 2009, the Company did attain the bonus targets so there was not a similar reversal during Fiscal 2009.   The increase in stock compensation expense of $1.3 million was related to the greater number of option and restricted stock awards (and the underlying units within those awards) granted in Fiscal 2009 compared with Fiscal 2008.

The decrease in other selling and administrative expenses of approximately $14.0 million during Fiscal 2009 was a result of several initiatives included in our plan to reduce our cost structure as described in more detail above under the caption entitled “Executive Summary,” as well as decreases in costs related to security, miscellaneous taxes, temporary help and travel and entertainment.

Restructuring and Separation Costs

Our restructuring and separation efforts commenced in Fiscal 2009 and resulted in costs totaling $7.0 million for the period; no restructuring or separation costs were incurred in Fiscal 2008.  In an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance. In light of the challenging economic and retail sales environments, we accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of approximately 2,300 positions in our corporate office and our stores during the third and fourth quarters of Fiscal 2009. This reduction, which amounted to slightly less than 9% of our workforce, resulted in a severance and related payroll tax charge of $2.8 million.

Additionally, on February 16, 2009 our former President and Chief Executive Officer entered into a separation agreement with us.  As part of his separation agreement, we paid his salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement will commence.  We recorded a charge of $1.8 million of continuation payments related to the separation of our former President and Chief Executive Officer during Fiscal 2009.  The continuation payments will be paid out in bi-weekly installments through May 30, 2011.  Continuation payments of $0.2 million were recorded during Fiscal 2009.

In addition to the continuation payments, other benefits payable as provided in the former President and Chief Executive Officer’s separation agreement included additional non-cash compensation charges of approximately $2.4 million during Fiscal 2009 related to the repurchase of a portion of his restricted stock and a modification of his stock options (refer to Note 17 to our  Consolidated Financial Statements entitled “Restructuring and Separation Costs” and Note 14 to our  Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock-Based Compensation” for further discussion relating to the additional non-cash compensation charges).

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases and deferred debt charges amounted to $169.9 million for Fiscal 2009 compared with $177.0 million for Fiscal 2008.  The decrease in depreciation and amortization expense in Fiscal 2009 compared with Fiscal 2008 was primarily a result of various assets that were recorded during purchase accounting in conjunction with the Merger Transaction.  As a result of the Merger Transaction, many of those assets were established with useful lives of less than three years.  These assets have become fully depreciated during Fiscal 2009, which resulted in less depreciation expense during the fiscal year.

Interest Expense

Interest expense was $92.4 million and $122.7 million for Fiscal 2009 and Fiscal 2008, respectively. The decrease in interest expense was primarily related to lower average interest rates on our ABL Line of Credit and our Term Loan in Fiscal 2009 compared with Fiscal 2008, partially offset by a higher average balance on the ABL Line of credit as follows:

Fiscal 2009                                Fiscal 2008

Average Interest Rate – ABL Line of Credit                        4.3%                                          6.6%

Average Interest Rate – Term Loan                                      4.3%                                          7.0%

Average balance – ABL Line of Credit                           $148.4 million                           $144.0 million

Also contributing to the decrease in interest expense were gains on the adjustments of our interest rate cap agreements to fair value.  Our interest rate cap agreements are more fully discussed in Item 7A (Quantitative and Qualitative Disclosures About Market Risk) of this annual report and Note 10 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”  Adjustments of the interest rate cap agreements to fair value resulted in gains of $4.2 million and $0.1 million, respectively, for Fiscal 2009 and Fiscal 2008, each of which are recorded as “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Loss.  The gains in Fiscal 2009 are primarily the result of an increase in the underlying market rates, which in turn, increase the value of the interest rate cap agreements.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets for Fiscal 2009 were $37.5 million compared with $25.3 million for Fiscal 2008.  The increase in impairment charges was primarily related to the decline in the operating performance of 37 stores as a result of the declining macroeconomic conditions that are negatively impacting our current comparative store sales (refer to Note 9 to our  Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

The majority of the impairment charges for Fiscal 2009 were related to the impairment of favorable leases in the amount of $26.1 million related to 21 of our stores.  We also impaired $6.3 million of leasehold improvements, $2.1 million of furniture and fixtures and $3.0 million of other long-lived assets during Fiscal 2009.

 The majority of impairment charges for Fiscal 2008 related to favorable lease assets of $18.8 million, leasehold improvements of $3.9 million and furniture and fixtures of $2.0 million.  Impairment charges at the store level were primarily related to a decline in the operating performance of the respective stores as a result of weakening consumer demand during the period.

Impairment Charges – Tradenames

Impairment charges related to our tradenames totaled $294.6 million during Fiscal 2009.  There were no impairment charges related to our tradenames during Fiscal 2008.  We typically perform our annual impairment testing of goodwill and indefinite-lived intangible assets during the fourth quarter of each fiscal year.  However, in connection with the preparation of our Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009, we concluded that it was appropriate to test our goodwill and indefinite-lived intangible assets for recoverability at that time in light of the following factors:

•	Recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting our current sales trends as evidenced by the decreases in comparative store sales that we were experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter which are significant to our financial results for the year;

•	Declines in market valuation multiples of peer group companies used in the estimate of our business enterprise value; and

•
Our expectation that current comparative store sales trends would continue for an extended period.  As a result, we revised our plans to a more moderate store opening plan which reduced our future projections of revenue and operating results offset by initiatives that have been implemented to reduce our cost structure as discussed above under the caption “Executive Summary.”

In addition to our testing during the third quarter of Fiscal 2009, we updated that testing during the fourth quarter of Fiscal 2009, in accordance with our policies, using the same methodology.  The recoverability assessment with respect to the tradenames used in our operations requires us to estimate the fair value of the tradenames as of the assessment date.  Such determination is made using the “relief from royalty” valuation method.  Inputs to the valuation model include:

•	Future revenue and profitability projections associated with the tradenames;

•
Estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to our benefit as a result of ownership of the tradenames; and

•	Rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of our cash flows.

Based upon the impairment analysis of the tradenames during Fiscal 2009, we determined that a portion of the tradenames was impaired and recorded an impairment charge of $288.3 million.  This impairment charge reflects lower revenues and profitability projections associated with our tradenames in the near term and lower estimated market royalty rate expectations in light of current general economic conditions compared to the analysis we performed during Fiscal 2008. Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.   A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believe our estimates were appropriate based upon current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases (Refer to  Note 7 to our Consolidated Financial Statements entitled “Intangible Assets” for further discussion).

During the fourth quarter of Fiscal 2009, we purchased additional tradename rights in the amount of $6.3 million based on our belief that these tradename rights will ultimately provide us with substantial marketing benefits.  Historically, we have been restricted in our advertising campaigns to only refer to the Company as Burlington Coat Factory and we were required to note that we were not affiliated with Burlington Industries.  The purchase of these tradename rights allow us to shorten the Company name as appropriate based on the current marketing campaign and eliminates the requirement to note that we are not affiliated with Burlington Industries.  Based on our tradenames impairment assessment, we could not support an increase in the asset value of our tradenames on our Consolidated Balance Sheets.  As a result, we immediately impaired the acquired asset.

As a result of the impairments noted during the third quarter, we also assessed our goodwill for impairment. Based upon the interim impairment analysis of our recorded goodwill during the third quarter of Fiscal 2009, and the update that we performed during the fourth quarter, we determined that none of our goodwill was impaired.  We believe our estimates are appropriate based upon current market conditions.  However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections or our weighted average cost of capital increases or market valuation multiple associated with peer group companies continue to decline.

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $6.9 million to $6.0 million during Fiscal 2009.  This decrease was primarily attributable to our recording a loss on our investment in a money market fund of $4.7 million and a decrease in breakage income of $2.2 million during Fiscal 2009 compared with Fiscal 2008.

Based on various communications issued by The Reserve Primary Fund (Fund) throughout Fiscal 2009, we recorded a $4.7 million loss on our investment in the Fund (refer to Note 19 to our Consolidated Financial Statements entitled “Fair Value of Financial Instruments” for further discussion).

Breakage income decreased $2.2 million to $3.1 million during 2009 (refer to Note 11 to our Consolidated Financial Statements entitled “Store Value Cards” for further discussion).  The decrease in breakage income was due to our initial recording of breakage income during the third quarter of Fiscal 2008.  In connection with the establishment of BCF Cards, Inc., we recorded $4.7 million of store value card breakage income in the line item “Other Income/Expense, Net” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the third quarter of Fiscal 2008, which included cumulative breakage income related to store value cards issued since we introduced our store value card program.

Income Tax Expense

Income tax benefit was $147.4 million and $25.3 million for Fiscal 2009 and Fiscal 2008, respectively. Income tax benefit resulting from the tradenames impairment was $116.8 million for the year ended May 30, 2009. The effective tax rates for Fiscal 2009 and Fiscal 2008 were 43.5% and 34.1%, respectively.  In Fiscal 2008 we recorded increases to our FIN 48 tax liability which had the effect of reducing the overall income tax benefit and effective tax rate for the year (Refer to Note 18 entitled "Income Taxes" for further information).  The increase in the effective tax rate was also due to lower state blended tax rates which had the effect of reducing our net deferred tax liability and increasing our income tax benefit.

Net Loss

Net losses amounted to $191.6 million for Fiscal 2009 compared with net losses of $49.0 million for Fiscal 2008.  The decrease in our operating results of $142.6 million was primarily attributable to increased impairment charges related to our tradenames and long-lived assets, partially offset by increased sales driven primarily from non-comparative stores, improved expense management as part of our initiative to reduce our cost structure and lower interest expense incurred during Fiscal 2009 compared with Fiscal 2008.

Performance for the Fiscal Year (52 weeks) Ended May 31, 2008 Compared with the Fiscal Year (52 weeks) Ended June 2, 2007

Net Sales

We experienced a decrease in net sales for Fiscal 2008 compared with Fiscal 2007.  Consolidated net sales decreased $10.0 million, or 0.3%, to $3,393.4 million ($3,099.2 million of which represents comparative store sales) for Fiscal 2008 from $3,403.4 million ($3,267.6 million of which represents comparative store sales) for Fiscal 2007. This decrease was primarily attributable to:

•	a comparative store sales decrease of $168.4 million, or 5.2%,
•	a decrease in net sales of $13.8 million from stores closed since the comparable period last year,
•	an increase in net sales of $105.8 million for stores opened in Fiscal 2008,
•	an increase in net sales of $58.9 million for stores opened in Fiscal 2007 that are not included in our comparative store sales, and
•	an increase in barter sales of $5.0 million.

The decrease in comparative stores sales of 5.2% for Fiscal 2008, was due primarily to unseasonably warm weather in September and October, weakened consumer demand similar to what other retailers experienced and temporarily low or out of stock issues in certain limited divisions throughout the fiscal year.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, dormancy service fees and miscellaneous revenue items) decreased to $30.6 million for Fiscal 2008 compared with $38.2 million for Fiscal 2007. This decrease was primarily related to a decrease in dormancy service fees of $5.3 million and decreases in rental income from leased departments of approximately $2.0 million due primarily to our converting leased departments into company-run departments.

During the third quarter of Fiscal 2008, we ceased charging dormancy service fees on outstanding balances of store value cards and began recognizing an estimate of the amount of gift cards that would not be redeemed (referred to herein as breakage income) related to outstanding store value cards and included this income in the line item “Other Income, Net” in our Consolidated Statements of Operations and Comprehensive Loss.  For additional information, please see the discussion below under the caption entitled “Other Income, Net”.

Cost of Sales

 Cost of sales decreased $29.8 million (1.4%) to $2,095.4 million for Fiscal 2008 compared with Fiscal 2007. Cost of sales, as a percentage of net sales, decreased to 61.8% in Fiscal 2008 from 62.4% in Fiscal 2007.  The decrease in cost of sales as a percentage of net sales was due primarily to our improved initial markups which were the result of lower costs associated with better negotiating and buying efforts.

Selling and Administrative Expenses

Selling and administrative expenses increased $28.3 million (2.7%) to $1,090.8 million for Fiscal 2008 from $1,062.5 million for Fiscal 2007.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Year Ended
	May 31, 2008	June 2, 2007	$ Variance	% Change
Occupancy	$304,052	$283,880	$20,172	7.1%
Other	138,713	124,573	14,140	11.4
Business Insurance	26,994	24,583	2,411	9.8
Payroll and Payroll Related	535,636	540,889	(5,253)	(1.0)
Benefit Costs	14,555	16,241	(1,686)	(10.4)
Advertising	70,879	72,302	(1,423)	(2.0)
Selling & Administrative Expenses	$1,090,829	$1,062,468	$28,361	2.7%

The increase in occupancy related expenses of $20.2 million for the fiscal year ended May 31, 2008 compared with the fiscal year ended June 2, 2007 was primarily related to new store openings.  Rent, utilities and maintenance related expenses for new stores opened in Fiscal 2008 accounted for $12.8 million of the $20.2 million increase.  Stores opened in Fiscal 2007 that were not operating for a full year incurred incremental rent, utilities and maintenance related expenses in Fiscal 2008 of $5.5 million.

In addition to increases in occupancy related expense, other selling and administrative costs increased $14.1 million.  Included in other selling and administrative costs are professional fees, which increased $3.2 million during Fiscal 2008 compared with Fiscal 2007.  The increase in professional fees was primarily related to our evaluation of the effectiveness of our internal control over financial reporting.  As a non-accelerated filer, we were required to provide our initial report of management on our internal controls over financial reporting in our Form 10-K for Fiscal 2008.

Other expenses, including, but not limited to, miscellaneous taxes, protection and temporary help increased $9.5 million during Fiscal 2008 compared with Fiscal 2007.  New store openings during Fiscal 2007 and Fiscal 2008 accounted for approximately $3.2 million of the increase.  The increase in temporary help of approximately $1.7 million was primarily related to our distribution centers.  During Fiscal 2008, we received approximately 82% of our merchandise through our distribution centers as opposed to receiving only 50% of our merchandise through our distribution centers in Fiscal 2007.

These increases were partially offset by a decrease in payroll and payroll related accounts of $5.3 million for Fiscal 2008 compared to Fiscal 2007.  The decrease in payroll and payroll related accounts of $5.3 million was a function of decreases of $18.5 million related to comparative store payroll and $13.7 million related to retention bonuses incurred as part of  the Merger Transaction, partially offset by new store payroll of $14.9 million, incremental payroll costs of $5.1 million related to stores that were not opened for a full fiscal year in Fiscal 2007, and an increase of $7.1 million related to payroll at the corporate office as a result of our filling several open senior management and management positions.  During Fiscal 2007, we recorded $13.7 million of retention bonuses related to the Merger Transaction.  These bonuses were paid out during Fiscal 2007.

As a percentage of net sales, selling and administrative expenses were 32.1% for Fiscal 2008 compared with 31.2% for Fiscal 2007.

Restructuring and Separation Costs

No restructuring or separation costs were incurred in Fiscal 2008 or Fiscal 2007.

Depreciation and Amortization

Depreciation and amortization expense amounted to $177.0 million for Fiscal 2008 compared with $174.1 million for Fiscal 2007. This increase of $2.9 million was primarily attributable to new stores that were opened in Fiscal 2008.

Interest Expense

Interest expense was $122.7 million and $134.3 million for Fiscal 2008 and Fiscal 2007, respectively. The decrease in interest expense was primarily related to a lower average balance on our ABL Line of Credit and lower average interest rates on our ABL Line of Credit and our Term Loan in Fiscal 2008 compared with Fiscal 2007 as follows:

Fiscal 2008                                Fiscal 2007

Average Interest Rate – ABL Line of Credit                          6.6%                                            7.2%

Average Interest Rate – Term Loan                                        7.0%                                             7.6%

Average balance – ABL Line of Credit                             $144.0 million                              $194.5 million

Also contributing to the decrease in interest expense were gains on the adjustments of our interest rate cap agreements to fair value.  Our interest rate cap agreements are more fully discussed in Item 7A entitled “Quantitative and Qualitative Disclosures About Market Risk” of this annual report and Note 10 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”  Adjustments of the interest rate cap agreements to fair value resulted in a gain of $0.1 million and a loss of $2.0 million, respectively, for Fiscal 2008 and Fiscal 2007, each of which were recorded as “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Loss.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets for Fiscal 2008 were $25.3 million compared with $24.4 million for Fiscal 2007.  The increase in impairment charges was primarily related to the decline in operating performance of 13 stores as a result of the declining macroeconomic conditions that were negatively impacting our current comparative store sales.

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

The majority of the impairment charges for Fiscal 2008 were related to the impairment of favorable leases in the amount of $18.8 million.  We also impaired $3.9 million of leasehold improvements and $2.0 million of furniture and fixtures.

 The majority of the impairment charges for Fiscal 2007 were related to favorable lease assets in the amount of  $15.6 million and $8.0 million of leasehold improvements.  Impairment charges at the store level were primarily related to a decline in the operating performance of the respective stores as a result of weakening consumer demand during the period.

Impairment Charges – Tradenames

There were no impairment charges related to our tradenames in Fiscal 2008 or Fiscal 2007.

Other Income/Expense, Net

Other income/expense, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $6.7 million to $12.9 million for Fiscal 2008 compared with the Fiscal 2007.  The increase was primarily related to our recording $5.3 million of breakage income during Fiscal 2008.  As noted above, we discontinued charging dormancy service fees on outstanding store value cards during Fiscal 2008 and began recognizing breakage income in the line item “Other Income, Net” in our Consolidated Statements of Operations and Comprehensive Loss as a result of establishing a gift card company.  Refer to Note 11 to our Consolidated Financial Statements entitled “Store Value Cards” for further information.

Income Tax Expense

Income tax benefit was $25.3 million for Fiscal 2008 compared with $25.4 million for Fiscal 2007.  The effective tax rates for Fiscal 2008 and Fiscal 2007 were 34.1% and 35%, respectively.

Net Loss

Net loss amounted to $49.0 million for Fiscal 2008 compared with $47.2 million for Fiscal 2007. The increase in our net loss position was primarily related to an increase in selling and administrative costs and depreciation and amortization, offset in part by improved margins as discussed above under the caption entitled “Gross Margin” and a reduction in interest expense.

Liquidity and Capital Resources

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors.  As a result of the recently publicized CIT trade credit issues, we expect to receive additional requests from vendors to accelerate payment terms.  However, we believe we have adequate liquidity to service these requests.

Our working capital needs follow a seasonal pattern, peaking in the second quarter of our fiscal year when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and opening of new stores and remodeling of existing stores.  As of May 30, 2009, we had unused availability on our ABL Line of Credit of $235.3 million.

Our ability to satisfy our interest payment obligations on our outstanding debt and maintain compliance with our debt covenants, as discussed below, will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

During Fiscal 2009, there was a significant deterioration in the global financial markets and economic environment, which we believe has negatively impacted consumer spending at many retailers, including us.  In response to this, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent.

As noted above under the caption “Executive Summary,” we accelerated certain initiatives in response to the difficult economic environment which included reducing our cost structure by slightly more than $70 million during the second half of Fiscal 2009 through various payroll initiatives and supply chain efficiencies.  Additionally, as noted below under the caption “Operational Growth,” we reduced our capital expenditures for Fiscal 2009 by approximately $11 million relative to our Fiscal 2009 capital expenditures plan.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

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

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things; maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the four fiscal quarters most recently ended on or prior to such date, may not exceed 5.75 to 1 at May 30, 2009, August 29, 2009, and November 28, 2009; 5.5 to 1 at February 27, 2010; 5.25 to 1 at May 29, 2010, August 28, 2010 and November 27, 2010; 5.00 to 1 at February 26, 2011; and 4.75 to 1 at May 28, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our operating business and provides greater transparency into our results of operations.  Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.  Given the importance Adjusted EBITDA has on our operations, incentive awards to our corporate employees under our Management Bonus Plan for Fiscal 2009 are weighted 100% on our Adjusted EBITDA results.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP or for analyzing our results or cash flows from operating activities, as reported under GAAP.  Some of these limitations include:

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
•	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
•	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and these Adjusted EBITDA measures do not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate these Adjusted EBITDA measures differently so they may not be comparable.

Adjusted EBITDA for Fiscal 2009 increased $22.8 million, or 8.4%, to $294.8 from $272.0 million for Fiscal 2008.  The improvement in Adjusted EBITDA was primarily the result of sales growth from new stores and the cost reductions realized during Fiscal 2009, as further described above under the caption entitled “Executive Summary.”

Adjusted EBITDA for Fiscal 2008 decreased $23.5 million, or 8.0%, to $272.0 from $295.5 million for Fiscal 2007.  The decrease in Adjusted EBITDA was primarily the result of a decrease in net sales and increased selling and administrative expenses due to new stores opened in Fiscal 2008.

The following table shows our calculation of Adjusted EBITDA for Fiscal 2009, 2008 and 2007:

	(in thousands)
	Year Ended
	May 30, 2009	May 31, 2008	June 2, 2007

Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(191,583)	$(48,970)	$(47,199)
Interest Expense	92,381	122,684	134,313
Income Tax Benefit	(147,389)	(25,304)	(25,425)
Depreciation and Amortization	169,942	176,975	174,087
Impairment Charges - Long-Lived Assets	37,498	25,256	24,421
Impairment Charges - Tradenames	294,550	-	-
Interest Income	(641)	(1,975)	(3,845)
Transaction-Related Expenses (a)	-	-	390
Non Cash Straight-Line Rent Expense (b)	7,358	6,768	9,431
Retention Bonus (c)	-	-	13,854
Advisory Fees (d)	4,660	4,316	4,119
Stock Compensation Expense (e)	6,124	2,436	2,856
Professional Fees (f)	-	-	1,864
Sox Compliance (g)	1,189	2,989	-
Loss on Investment in Money Market Fund (h)	4,661	-	-
Amortization of Purchased Lease Rights (i)	893	140	-
Severance (j)	2,737	-	-
Franchise Taxes (k)	1,500	760	37
Insurance Reserve (l)	5,561	2,950	2,928
Advertising Expense Related to Barter (m)	2,334	1,636	-
CEO Transition Costs (n)	2,173	-	-
Loss on Disposal of Fixed Assets (o)	805	1,351	3,677
Adjusted EBITDA	$294,753	$272,012	$295,508

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$294,753	$272,012	$295,508
Interest Expense	(92,381)	(122,684)	(134,313)
Changes in Operating Assets and Liabilities	(30,929)	(19,050)	(59,970)
Other Items, Net	853	(32,301)	(5,209)
Net Cash Provided by Operating Activities	$172,296	$97,977	$96,016

Net Cash Used in Investing Activities	$(145,280)	$(100,313)	$(52,591)

Net Cash (Used in) Provided by Financing Activities	$(41,307)	$8,559	$(67,923)

During Fiscal 2009, in accordance with the credit agreement governing the Term Loan and with approval from the administrative agent for the Term Loan, we changed our methodology of calculating Adjusted EBITDA and have shown that change retrospectively in the Adjusted EBITDA calculations above for all years presented.  With approval from the administrative agent for the Term Loan, the following items are included as adjustments to EBITDA in arriving at Adjusted EBITDA in the prior periods presented as they represent non-cash expenses:

•	Amortization of Purchased Lease Rights
•	Franchise Taxes
•	Insurance Reserve
•	Advertising Expense Related to Barter
•	Loss on Disposal of Fixed Assets

The impact of these changes (described in the following notes to the foregoing table) resulted in increases to Adjusted EBITDA during Fiscal 2008 and Fiscal 2007 of $6.8 million and $6.6 million, respectively.

(a)	Represents third party costs (primarily legal fees) incurred in connection with the Merger Transaction, as approved by the administrative agent for the Term Loan.
(b)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreement governing the Term Loan.
(c)
 Represents the accrual of retention bonuses to be paid to certain members of management on the first anniversary of the Merger Transaction for services rendered to us, as approved by the administrative agent for the Term Loan.

(d)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreement governing the Term Loan.
(e)	Represents expenses recorded under SFAS No. 123(R) during the fiscal periods, in accordance with the credit agreement governing the Term Loan.
(f)
 Represents professional fees associated with one-time costs consisting of consulting fees in connection with the corporate restructuring of our stores which was incurred within twelve months after the closing date of the Merger Transaction, as approved by the administrative agent for the Term Loan.

(g)
 As a voluntary non-accelerated filer, we furnished our initial management report on Internal Controls Over Financial Reporting in our Annual Report on Form 10-K for
 Fiscal 2008. These costs represent professional fees related to this compliance effort that were incurred during Fiscal 2008 and the first quarter of Fiscal 2009, as well as fees incurred as part of our ongoing internal controls compliance effort for Fiscal 2009, as approved by the administrative agent for the Term Loan.

(h)
 Represents the loss on our investment in the Reserve Primary Fund (Fund), related to a decline in the fair value of the underlying securities held by the Fund, as approved by the administrative agent for the Term Loan.  Refer to the discussion below under the caption entitled “Investment in Money Market Fund,” and Note 4 to the Consolidated Financial Statements also entitled “Investment in Money Market Fund” for further details.

(i)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreement governing the Term Loan.
(j)
 Represents a severance charge resulting from a reduction of approximately 9% of our workforce during the third and fourth quarters of Fiscal 2009 (refer to Note 17 to our Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreement governing the
 Term Loan.

(k)	Represents franchise taxes paid based on our equity, as approved by the administrative agent for the Term Loan.
(l)
 Represents the change in calculated non-cash reserves based on estimated general liability, workers compensation and health insurance claims, net of cash payments, as approved by the administrative agent for the Term Loan.

(m)
 Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agent for the Term Loan.

(n)
 Represents recruiting costs incurred in connection with the hiring of our new President and Chief Executive Officer on December 2, 2008 and continuation payments and other benefits payable to our former President and Chief Executive Officer pursuant to the separation agreement we entered into with him on February 16, 2009.
 Both of these adjustments were approved by the administrative agent for the Term Loan.

(o)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, as in accordance with the credit agreement governing the Term Loan.

Investment in Money Market Fund

In September 2008, as part of our overnight cash management strategy, we invested $56.3 million in The Reserve Primary Fund (Fund), a money market fund registered with the Securities and Exchange Commission (SEC) under the Investment Company Act of 1940.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  To date, we have received distributions of $50.6 million and written off approximately $4.7 million.  As of May 30, 2009, $1.0 million is recorded in the line item “Investment in Money Market Fund” on our Consolidated Balance Sheet.  Refer to Note 4 to our Consolidated Financial Statements entitled “Investment in Money Market Fund” for further discussion regarding this investment.

Cash Flow for the Twelve Months Ended May 30, 2009 Compared with the Twelve Months Ended May 31, 2008

    We used $14.3 million of cash flow during Fiscal 2009 compared with generating $6.2 million of cash flow in Fiscal 2008.  Net cash provided by operating activities was $172.3 million for Fiscal 2009 compared with $98.0 million for Fiscal 2008.  The improvement in net cash provided by operating activities was primarily the result of improved operating results, exclusive of all non-cash charges of $65.8 million.  This increase was primarily the result of increased sales from new store growth, decreased selling and administrative costs in connection with our plan to reduce our cost structure as described in more detail above under the caption entitled “Executive Summary,” and decreased interest expense as a result of lower average interest rates on our ABL Line of Credit and our Term Loan.

The improvements in cash flows from operating activities were offset by increased cash outlays in investing and financing activities.  For the year ended May 30, 2009, we used $41.3 million of cash in financing activities, the majority of which represents repayments, net of borrowings, of $31.3 million, on our ABL Line of Credit.  For the year ended May 31, 2008, we generated $8.6 million in cash from financing activities, the majority of which represents borrowings, net of repayments, of $22.6 million on our ABL Line of Credit.  Cash flow used in investing activities increased $45.0 million due primarily to higher levels of capital expenditures (discussed in more detail under the caption below entitled “Operational Growth”), the re-designation of cash and cash equivalents to investments in money market funds, partially offset by redemptions of the investment in money market fund during the year ended May 30, 2009 as compared to the year ended May 31, 2008, and the purchase of tradename rights during Fiscal 2009.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash and cash equivalents) less current liabilities.  Working capital at May 30, 2009 was $312.3 million compared with $284.4 million at May 31, 2008.  The increase in working capital from May 31, 2008 to May 30, 2009 was primarily due to a decrease in accounts payable as a result of in the timing of payments in Fiscal 2009 compared with Fiscal 2008.

Operational Growth

During Fiscal 2009, we opened 37 new Burlington Coat Factory Warehouse Stores (“BCF” stores) and closed one BCF store (36 net new stores).  As of May 30, 2009, we operated 433 stores under the names "Burlington Coat Factory Warehouse" (415 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (15 stores) and "Super Baby Depot" (one store).

We monitor the availability of desirable locations for our stores by, among other things, evaluating dispositions by other retail chains, bankruptcy auctions and presentations by real estate developers, brokers and existing landlords.  Most of our stores are located in malls, strip shopping centers, regional powers centers or are freestanding.  We also lease existing space and have opened a limited number of built-to-suit locations.  For most of our new leases, we provide for a minimum initial ten year term with a number of five year options thereafter.  Typically, our lease strategy includes landlord allowances for leasehold improvements.  We believe our lease model makes us competitive with other retailers for desirable locations.  We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

From time to time we make available for sale certain assets based on current market conditions.  These assets are recorded in the line item "Assets Held for Sale" in our Consolidated Balance Sheets.  Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item "Assets Held for Sale" and into the respective asset category.  Upon this reclassification, we assess the assets for impairment and reclassify them based on the lesser of their carrying value or fair value less cost to sell.

During the year ended May 30, 2009, certain assets related to one of our stores, which were previously held for sale at May 31, 2008, no longer qualified as held for sale due to the fact that, subsequent to May 31, 2008, there was no longer an active program to locate a buyer.  Due to the deteriorating real estate market, we determined that it was in our best interest to no longer market this location and instead to continue to hold and use this location in the ordinary course of business.  As a result, we reclassified assets related to this location with a net long-lived asset value of $2.8 million out of the line item “Assets Held for Disposal” in our Consolidated Balance Sheets and into the line items “Property and Equipment, Net of Accumulated Depreciation” and “Favorable Leases, Net of Accumulated Amortization.”  The reclassification resulted in a charge against the line item “Other (Income)/Expense, Net” in our Consolidated Statements of Operations and Comprehensive Loss of $0.3 million during the year ended May 30, 2009, reflecting the adjustment for depreciation and amortization expense that would have been recognized had the asset group been continuously classified as held and used.  In addition, we assessed these assets for impairment and determined that no impairment charge was necessary at the time of reclassification.

Cash Flow for the Twelve Months Ended May 31, 2008 Compared with the Twelve Months Ended June 2, 2007

    We generated $6.2 million of positive cash flow for Fiscal 2008 compared with negative cash flow of $24.5 million for Fiscal 2007.  Net cash provided by continuing operations increased $2.0 million to $98.0 million for Fiscal 2008 from $96.0 million for Fiscal 2007.

Net cash used in investing activities increased $47.7 million to $100.3 million for Fiscal 2008, primarily related to an increased level of capital expenditures of $26.4 million and increased lease acquisition costs of $7.1 million.  Additionally, we generated $11.0 million less cash flow in Fiscal 2008 compared to Fiscal 2007 as a result of our replacing $11.0 million of restricted cash with letters of credit agreements as collateral for insurance contracts during Fiscal 2007.

Net cash provided by financing activities increased $76.5 million to positive cash flow of $8.6 million in Fiscal 2008.  The increase was related to our borrowings and repayments on the ABL Line of Credit.  In Fiscal 2008, we borrowed $22.6 million, net of repayments.  In Fiscal 2007, we repaid $53.2 million, net of borrowings.  The increase in borrowings was primarily related to funding our capital expenditures.

Working capital increased $3.8 million to $284.4 million during Fiscal 2008 compared to $280.6 million for Fiscal 2007.  The increase in working capital was the result of a variety of factors.  Increases in working capital resulted from a decrease in the line item “Accounts Payable” and an increase in the line item “Deferred Tax Asset” in our Consolidated Balance Sheets.  These increases in our working capital were partially offset by a decrease in the line item “Assets Held for Disposal” and an increase in the line item “Other Current Liabilities” in our Consolidated Balance Sheets.

The line item “Accounts Payable” in our Consolidated Balance Sheets decreased $58.3 million in Fiscal 2008 compared with Fiscal 2007.  This decrease in the line item “Accounts Payable” in our Consolidated Balance Sheets was primarily related to a decrease in merchandise payables as a result of our paying invoices faster in Fiscal 2008 than in Fiscal 2007.

The line item “Deferred Tax Asset” in our Consolidated Balance Sheets increased $16.2 million in Fiscal 2008 compared with Fiscal 2007.  This increase was primarily the result of our establishment of a FIN 48 liability associated with our accounting of store value cards.

In Fiscal 2008, $30.1 million of assets previously considered held for sale were reclassified to property and equipment.  Based on the prevailing market conditions, we determined that it was no longer advantageous to continue marketing these assets which resulted in a decrease in the line item “Assets Held for Sale” from Fiscal 2007 to Fiscal 2008.  Additionally $2.1 million of assets previously held for disposal were sold during Fiscal 2008.

The increase in the line item “Other Current Liabilities” in our Consolidated Balance Sheets was due primarily to an increase of $17.9 million related to certain accruals including, but not limited to, increases of $4.8 million related to accruals for fixed assets as a result of the increased number of stores we planned to open in Fiscal 2009, $3.0 million in professional fees as a result of our evaluation of the effectiveness of our internal control over financial reporting, and $2.5 million related to electric expenses as a result of rising energy costs.

Debt

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $800 million ABL Line of Credit, $900 million Term Loan and the $305 million of Senior Notes due in 2014. As of May 30, 2009, we were in compliance with all of our debt covenants. Significant changes in our debt consist of the following:

$800 Million ABL Senior Secured Revolving Facility

During Fiscal 2009, we made repayments of principal, net of borrowings, in the amount of $31.3 million.  As of May 30, 2009, we had $150.3 million outstanding under the ABL Line of Credit and unused availability of $235.3 million.

$900 Million Term Loan

On September 4, 2007, we made a repayment of principal in the amount of $11.4 million based on 50% of the available free cash flow (as defined in the credit agreement governing the Term Loan) as of June 2, 2007.  This payment offset the $2.3 million quarterly payments that we were required to make under the credit agreement governing the Term Loan through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth quarter of Fiscal 2009.  Based on the available free cash flow for Fiscal 2008, we were not required to make any mandatory repayment.  As of May 30, 2009, we had $870.8 million outstanding under the Term Loan.  Based on our available free cash flow as of May 30, 2009, we are required to make a repayment of principal in the amount of $6.0 million during Fiscal 2010.

Senior Discount Notes

On October 15, 2008 and April 15, 2009, we made our first two interest payments of approximately $7.2 million to Senior Discount Note holders.   Semi-annual interest payments will continue to be made through October 15, 2014.

 Capital Expenditures

We spent $89.4 million, net of $38.7 million of landlord allowances, in capital expenditures during Fiscal 2009.  These capital expenditures include $33.1 million (net of the $38.7 million of landlord allowances) for store expenditures, $28.5 million for upgrades of distribution facilities, and $27.8 million for computer and other equipment.  These investments represent an approximate $11 million reduction compared with our original Fiscal 2009 capital expenditure plan.

For Fiscal 2010, we estimate that we will spend approximately $86 million, net of the benefit of landlord allowances of approximately $14 million, for store openings, improvements to distribution facilities, information technology upgrades, and other capital expenditures.  Of the $86 million planned expenditures, approximately $46 million, net of the benefit of $14 million of landlord allowances, has been allocated for expenditures related to new stores, relocations and other store requirements, $14 million has been allocated for distribution facility enhancements, and $26 million has been allocated for information technology and other initiatives.  As part of our growth strategy, we plan to open between eight and 11 new BCF stores (exclusive of three relocations) and remodel an additional five BCF stores during Fiscal 2010.

We are in the process of transitioning to a new warehouse management system in our distribution network as well as updating our material handling systems.  These updates were implemented in our Edgewater Park, New Jersey facility and have allowed us to consolidate our former Bristol, Pennsylvania facility into the Edgewater Park, New Jersey facility.  Additionally, we are in the process of consolidating our Burlington, New Jersey facility into the Edgewater Park, New Jersey facility.  The Edgewater Park, New Jersey facility has both the capacity and storage capability to handle the Bristol, Pennsylvania and Burlington, New Jersey volume.  During Fiscal 2010, we will continue our replacement of this warehouse management system throughout our distribution centers, which are currently planned to be fully operational during Fiscal 2010. We believe that the use of the new system will have a positive impact on efforts to optimize our supply chain management.

Dividends

Payment of dividends is prohibited under our credit agreements, except for limited circumstances.  Dividends equal to $3.0 million and $0.7 million were paid in Fiscal 2009 and Fiscal 2008, respectively, to Holdings in order to repurchase capital stock of the Parent from executives who left our employment.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of May 30, 2009:

	Payments During Fiscal Years (in thousands)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter

Long-Term Debt Obligations (1)	$1,428,425	$10,377	$183,424	$1,148,750	$85,874
Interest on Long-Term Debt	342,087	77,338	152,082	106,441	6,226
Capital Lease Obligations(2)	49,183	2,556	5,262	5,467	35,898
Operating Lease Obligations (3) Related Party Fees (4)	1,133,315	171,955	328,733	274,981	357,646
	27,500	4,000	8,000	8,000	7,500
Purchase Obligations (5) FIN 48 and Other Tax Liabilities (6)	597,640	593,219	4,341	76	4
	50,648	2,801	18,059		29,788
Letters of Credit (7)	53,691	53,691	-	-	-
Other(8)	4,955	1,255	700	-	3,000

Total	$3,687,444	$917,192	$700,601	$1,543,715	$525,936

Notes:
(1)	Excludes interest on Long-Term Debt.
(2)	Capital Lease Obligations include future interest payments.
(3)	Represents minimum rent payments for operating leases under the current terms.
(4)
   Represent fees to be paid to Bain Capital under the terms of our advisory agreement with them (Refer to
   Note 23 to our Consolidated Financial Statements entitled “Related  Party Transactions” for further detail).

(5)	Represents commitments to purchase goods or services that have not been received as of May 30, 2009.
(6)
   The FIN 48 liabilities represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. Additionally, $25.1 million of interest and penalties included in our total FIN 48 liability is not included in the table above. Also included in this line item is an assessment from the IRS of approximately $16.2 million as a result of an audit of the 2004 and
  2005 tax years. Of the $16.2 million, $2.8 million is included as current and the remaining $13.4 million is expected to be settled within two to three years.

(7) (8)
   Represents irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements and utility agreements as of May 30, 2009 (Refer to Note 22 to our
   Consolidated Financial Statements entitled “Commitments and Contingencies” for further discussion).

   Represents severance agreements with two former members of management, an agreement with a current member of management guaranteeing certain payments, and our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths.

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by us.  In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $6.9 million through the end of the fiscal year ended May 31, 2014, and which are not reflected in the table above. The scheduled future aggregate minimum rentals for these leases over the five consecutive fiscal years following Fiscal 2009 are $1.8 million, $1.6 million, $1.6 million, $1.6 million, and $0.3 million, respectively.  We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of May 30, 2009.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates.   The preparation of our financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill impairment, insurance reserves, sales returns, allowances for doubtful accounts and income taxes.  Historical experience and various other factors that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

While there are a number of accounting policies, methods and estimates affecting our Consolidated Financial Statements as addressed in Note 1 to our Consolidated Financial Statements entitled “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

Revenue Recognition.  We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. We present sales, net of sales taxes, in our Consolidated Statements of Operations and Comprehensive Loss.  We account for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as revised and rescinded by SAB No. 104, Revenue Recognition. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other Current Liabilities” in our Consolidated Balance Sheets.  Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption. Prior to December 29, 2007, except where prohibited by law, after 13 months of non-use, a monthly dormancy service fee was deducted from the remaining balance of the store value card and recorded in the line item “Other Revenue” in our Consolidated Statements of Operations and Comprehensive Loss.

On December 29, 2007, in connection with establishing a gift card company, we discontinued assessing a dormancy service fee on inactive store value cards.   Instead, we now estimate and recognize store value card breakage income in proportion to actual store value card redemptions and record such income in the line item “Other Income, Net” in the our Consolidated Statements of Operations and Comprehensive Loss. We determine an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality.  Additionally, the use of the retail inventory method results in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that our retail inventory method and application of the average cost method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Estimates are used to charge inventory shrinkage for the first three quarters of the fiscal year. Actual physical inventories are conducted during the fourth quarter of each fiscal year to calculate actual shrinkage. We also estimate the required markdown and aged inventory reserves. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory requiring fourth quarter adjustments.

Long-Lived Assets. We test for recoverability of long-lived assets whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions. To the extent these future projections change, our conclusions regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  In Fiscal 2009, Fiscal 2008 and Fiscal 2007, we recorded $11.4 million, $6.5 million and $8.8 million, respectively, in impairment charges related to long-lived assets (exclusive of finite-lived intangible assets).

Intangible Assets. As discussed above, the Merger Transaction was completed on April 13, 2006 and was financed by a combination of borrowings under our senior secured credit facilities, the issuance of senior notes and senior discount notes and the equity investment of affiliates of Bain Capital and management. The purchase price, including transaction costs, was approximately $2.1 billion. Purchase accounting requires that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include tradenames, and net favorable lease positions. Goodwill represents the excess of cost over the fair value of net assets acquired. The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, estimates of cost avoidance, the specific characteristics of the identified intangible assets and our historical experience.

On an annual basis we compare the carrying value of our indefinite-lived intangible assets (tradenames) to their estimated fair value.  The recoverability assessment with respect to the tradenames used in our operations requires us to estimate the fair value of the tradenames as of the assessment date.  Such determination is made using the “relief from royalty” valuation method.  Inputs to the valuation model include:

•	Future revenue and profitability projections associated with the tradenames;

•
Estimated market royalty rates that could be derived from the licensing of our tradenames to third parties in order to establish the cash flows accruing to our benefit as a result of ownership of the tradenames; and

•	Rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of our cash flows.

Our finite-lived intangible assets are reviewed for impairment when circumstances change, in conjunction with the impairment testing of our long-lived assets as described above.   If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some, or all, of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results.   Impairment charges of $26.1 million, $18.8 million and $15.6 million were recorded related to our finite-lived intangible assets during Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, and are included in the line item “Impairment Charges – Long-Lived Assets” in our Consolidated Statements of Operations and Comprehensive Loss.  Additionally, impairment charges of $294.6 million were recorded during Fiscal 2009, related to our indefinite lived intangible assets and were recorded in the line item “Impairment Charges – Tradenames” in our Consolidated Statement of Operations and Comprehensive Loss.  There were no impairments to our indefinite-lived intangible assets during Fiscal 2008 and Fiscal 2007.

Goodwill  Impairment. Goodwill represents the excess of cost over the fair value of net assets acquired. SFAS No. 142, “Goodwill and Other Intangible Assets,” (SFAS No. 142) requires periodic tests of the impairment of goodwill. SFAS No. 142 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. Our impairment analysis of our fair value includes a number of assumptions around our future performance, which may differ from actual results.  When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Our annual goodwill impairment review is typically performed during the fourth quarter of the fiscal year.  However, during Fiscal 2009 we conducted an impairment review during the third quarter and updated that review accordingly during the fourth quarter of Fiscal 2009.  In response to several factors (as more fully described in Note 8 to the Company’s Consolidated Financial Statements entitled “Goodwill”), including, but not limited to recent declines in the U.S. and international financial markets, decreased comparative store sales results of the peak holiday and winter selling seasons and our expectation that the current comparative store sales trends would continue for an extended period, we determined that it was appropriate to accelerate our annual goodwill impairment testing into the third quarter of Fiscal 2009.  There were no impairment charges recorded on the carrying value of our goodwill for Fiscal 2009, Fiscal 2008 or Fiscal 2007.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs.  An increase in worker’s compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $42.3 million and $36.7 million at May 30, 2009 and May 31, 2008, respectively.

Reserves for Sales Returns. We record reserves for future sales returns. The reserves are based on current sales volume and historical claim experience. If claims experience differs from historical levels, revisions in our estimates may be required. Sales reserves amounted to $6.2 million and $6.4 million at May 30, 2009 and May 31, 2008, respectively.

 Allowance for Doubtful Accounts. We maintain allowances for bad checks and miscellaneous receivables. This reserve is calculated based upon historical collection activities adjusted for known uncollectibles.  As of May 30, 2009 and May 31, 2008, the allowance for doubtful accounts was $0.6 million, as of each date.

Income Taxes.  We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Our provision for income taxes and effective tax rates are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions.

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

On June 3, 2007, we adopted FASB Interpretation No. 48 (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). Adjustments related to the adoption of FIN 48 are reflected as an adjustment to retained earnings in Fiscal 2008.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Seasonality

Our business is seasonal, with our highest sales occurring in the months of September, October, November, December and January of each year. For the past five fiscal years, an average of 50.2% of our net sales occurred during the period from September through January. Weather, however, continues to be an important contributing factor to the sale of clothing in the Fall, Winter and Spring seasons. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Inflation

We do not believe that our operating results have been materially affected by inflation during the past fiscal year.  During the recent past, the cost of apparel merchandise has benefited from deflationary pressures as a result of the downturn in the economy.

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

As more fully described in Note 10 to our Consolidated Financial Statements entitled, “Derivatives and Hedging Activities,” we enter into interest rate cap agreements to manage interest rate risks associated with our long-term debt obligations. Gains and losses associated with these contracts are accounted for as interest expense and are recorded under the caption “Interest Expense” on our Consolidated Statements of Operations and Comprehensive Loss. We continue to have exposure to interest rate risks to the extent they are not hedged.

Off-Balance Sheet Transactions

Other than operating leases consummated in the normal course of business and letters of credit, as more fully described above under the caption “Certain Information Concerning Contractual Obligations,” we are not involved in any off-balance sheet arrangements that have or are reasonably likely to have a material current or future impact on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

At May 30, 2009, we had $428.5 million principal amount of fixed-rate debt and $1,021.1 million of floating-rate debt. Based on $1,021.1 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.2 million per year.  As of May 31, 2008, we estimated that an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.5 million per year.

If a one point increase in interest rate were to occur over the next four quarters (excluding the effect of our interest rate cap agreements discussed below), such an increase would result in the following additional interest expenses (assuming our current ABL Line of Credit borrowing level remains constant with fiscal year end levels):

Floating-Rate Debt	(in thousands)
	Principal Outstanding at May 30, 2009	Additional Interest Expense Q1 2010	Additional Interest Expense Q2 2010	Additional Interest Expense Q3 2010	Additional Interest Expense Q4 2010

ABL Line of Credit	$150,307	$376	$376	$376	$376

Term Loan	870,750	2,177	2,162	2,162	2,160

Total	$1,021,057	$2,553	$2,538	$2,538	$2,536

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% for our first $900 million of borrowings under our variable rate debt obligations and if interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $39.1 million on borrowing levels of up to $900.0 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900.0 million.  At May 30, 2009, our borrowing rate related to our ABL Line of Credit was 2.5%.  At May 30, 2009, the borrowing rate related to our Term Loan was 2.6%.

On January 16, 2009, we entered into two additional interest rate cap agreements to limit interest rate risk associated with our future long-term debt.  Each agreement will be effective on May 31, 2011 upon termination of the two interest rate cap agreements noted above.  The new agreements each have a notional principal amount of $450 million with a cap rate of 7.0% and terminate on May 31, 2015.

We and our subsidiaries, affiliates, and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  During Fiscal 2009, an affiliate of Bain Capital, LLC, our indirect controlling stockholder, purchased a portion of Holdings' 14 1/2% Senior Discount Notes due 2014.

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

As discussed above, we invested $56.3 million in the Fund in September 2008 as part of our overnight cash management strategy.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  To date, we have received distributions of $50.6 million and have written off approximately $4.7 million.  As of May 30, 2009, $1.0 million is recorded in the line item “Investment in Money Market Fund” on our Consolidated Balance Sheet.  Refer to Note 4 to our Consolidated Financial Statements entitled “Investment in Money Market Fund” for further discussion regarding our investment.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Burlington Coat Factory Investments Holdings, Inc.
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries (the “Company") as of May 30, 2009 and May 31, 2008, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the three fiscal years in the period ended May 30, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of May 30, 2009 and May 31, 2008, and the results of its operations and its cash flows for each of the three fiscal years in the period ended May 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective June 3, 2007 the Company changed its method of accounting for income taxes to conform to Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109".

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
August 27, 2009

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share amounts)

	May 30, 2009	May 31, 2008
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,810	$40,101
Restricted Cash and Cash Equivalents	2,622	2,692
Investment in Money Market Fund	995	-
Accounts Receivable (Net of Allowances for Doubtful Accounts of $629 in 2009 and $634 in 2008)	25,468	27,137
Merchandise Inventories	641,833	719,529
Deferred Tax Assets	52,958	51,376
Prepaid and Other Current Assets	30,047	24,978
Prepaid Income Taxes	6,249	3,864
Assets Held for Disposal	2,717	2,816

Total Current Assets	788,699	872,493

Property and Equipment—Net of Accumulated Depreciation	895,827	919,535
Tradenames	238,000	526,300
Favorable Leases—Net of Accumulated Amortization	477,572	534,070
Goodwill	47,064	42,775
Other Assets	86,206	69,319

Total Assets	$2,533,368	$2,964,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$229,757	$337,040
Income Taxes Payable	18,100	5,804
Other Current Liabilities	215,127	238,866
Current Maturities of Long Term Debt	10,795	3,653

Total Current Liabilities	473,779	585,363

Long Term Debt	1,438,751	1,480,231
Other Liabilities	159,409	110,776
Deferred Tax Liabilities	326,364	464,598

Commitments and Contingencies (Note 22)
Stockholders’ Equity:
Common Stock, Par Value $0.01; Authorized 1,000 shares; 1,000 issued and outstanding at May 30, 2009 and May 31, 2008
Capital in Excess of Par Value	463,495	457,371
Accumulated Deficit	(328,430)	(133,847)
Total Stockholder’s Equity	135,065	323,524
Total Liabilities and Stockholders’ Equity	$2,533,368	$2,964,492

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(All amounts in thousands)

	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007
REVENUES:
Net Sales	$3,541,981	$3,393,417	$3,403,407
Other Revenue	29,386	30,556	38,238

Total Revenue	3,571,367	3,423,973	3,441,645

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	2,199,766	2,095,364	2,125,160
Selling and Administrative Expenses	1,115,248	1,090,829	1,062,468
Restructuring and Separation Costs (Note 17)	6,952	-	-
Depreciation and Amortization	169,942	176,975	174,087
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	92,381	122,684	134,313
Impairment Charges – Long-Lived Assets	37,498	25,256	24,421
Impairment Charges – Tradenames	294,550	-	-
Other Income, Net	(5,998)	(12,861)	(6,180)

Total Costs and Expenses	3,910,339	3,498,247	3,514,269
Loss Before Income Tax Benefit	(338,972)	(74,274)	(72,624)
Income Tax Benefit	(147,389)	(25,304)	(25,425)

Net Loss	(191,583)	(48,970)	(47,199)

Total Comprehensive Loss	$(191,583)	$(48,970)	$(47,199)

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007
OPERATING ACTIVITIES
Net Loss	$(191,583)	$(48,970)	$(47,199)
Adjustments to Reconcile Net (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	169,942	176,975	174,087
Impairment Charges – Long-Lived Assets	37,498	25,256	24,421
Impairment Charges – Tradenames	294,550	-	-
Accretion of Senior Notes and Senior Discount Notes	608	11,872	11,948
Interest Rate Cap Contract-Adjustment to Market	(4,173)	(70)	1,971
Provision for Losses on Accounts Receivable	2,832	2,977	2,826
Provision for Deferred Income Taxes	(144,106)	(61,961)	(61,834)
Loss on Disposition of Fixed Assets and Leasehold Improvements	297	1,096	3,637
Loss on Investments in Money Market Fund	4,661	-	-
Non-Cash Stock Option Expense	6,124	2,436	7,957
Non-Cash Rent Expense	(296)	981	9,397

Changes in Assets and Liabilities
Investments	-	-	591
Accounts Receivable	(175)	(3,187)	(4,258)
Merchandise Inventories	77,696	(8,958)	(2,386)
Prepaid and Other Current Assets	(7,538)	4,682	910
Accounts Payable	(107,283)	(58,335)	(62,480)
Other Current Liabilities and Income Tax Payable	8,345	21,289	3,683
Deferred Rent Incentives	38,730	32,885	31,957
Other Long-Term Assets and Long-Term Liabilities	(13,833)	(991)	788

Net Cash Provided by Operations	172,296	97,977	96,016

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(129,957)	(95,615)	(69,188)
Change in Restricted Cash and Cash Equivalents	70	61	11,063
Proceeds From Sale of Property and Equipment and Assets Held for Sale	369	2,429	4,669
Proceeds From Sale of Partnership Interest	-	-	850
Lease Acquisition Costs	(3,978)	(7,136)	-
Issuance of Notes Receivable	-	(72)	(67)
Redesignation of Cash Equivalents to Investment in Money Market Fund	(56,294)	-	-
Redemption of Investment in Money Market Fund	50,637	-	-
Purchase of Tradenames Rights	(6,250)	-	-
Other	123	20	82

Net Cash Used in Investing Activities	(145,280)	(100,313)	(52,591)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	857,051	685,655	649,655
Principal Payments on Long Term Debt	(1,597)	(1,448)	(1,384)
Principal Payments on Long Term Debt—Term Loan	(2,057)	(11,443)	(13,500)
Principal Payments on Long Term Debt—ABL Line of Credit	(888,344)	(663,056)	(702,894)
Equity Investment	-	-	300
Purchase of Interest Rate Cap Contract	(3,360)	(424)	-
Payment of Dividends	(3,000)	(725)	(100)

Net Cash (Used in) Provided by Financing Activities	(41,307)	8,559	(67,923)

(Decrease) Increase in Cash and Cash Equivalents	(14,291)	6,223	(24,498)
Cash and Cash Equivalents at Beginning of Period	40,101	33,878	58,376

Cash and Cash Equivalents at End of Period	$25,810	$40,101	$33,878

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$96,543	$109,808	$124,631

Income Tax (Refund) Payment, Net	$(5,341)	$33,692	$38,389

Accruals Related to Purchases of Property and Equipment	$(1,849)	$(395)	$4,175

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(All amounts in thousands, except share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Total

Balance at June 3, 2006	$-	$446,678	$(27,166)	$419,512

Net (Loss)	-	-	(47,199)	(47,199)
Stock Option Expense	-	2,855	-	2,855
Deferred Compensation – Amortization	-	5,102	-	5,102
Equity Investment	-	300	-	300
Dividend	-	-	(100)	(100)

Balance at June 2, 2007	-	454,935	(74,465)	380,470

Net (Loss)			(48,970)	(48,970)
Adoption of FIN 48	-		(9,687)	(9,687)
Stock Option Expense	-	2,436		2,436
Dividend	-	-	(725)	(725)

Balance at May 31, 2008	-	457,371	(133,847)	323,524
Net (Loss)			(191,583)	(191,583)
Stock Option Expense	-	6,124		6,124
Dividend	-	-	(3,000)	(3,000)

Balance at May 30, 2009	$-	$463,495	$(328,430)	$135,065

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business and Current Conditions

Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (the Company) operate stores in 44 states and Puerto Rico, which sell apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department. As of May 30, 2009, the Company operated stores under the names “Burlington Coat Factory” (415 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (15 stores), and “Super Baby Depot” (one store). Cohoes Fashions offers products similar to that of Burlington Coat Factory.  MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot store offers baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During the 52 week period ended May 30, 2009 (Fiscal 2009), the Company opened 37 new Burlington Coat Factory Warehouse stores and closed one Burlington Coat Factory Warehouse store (36 net new stores).

The primary subsidiary of the Company is Burlington Coat Factory Warehouse Corporation (BCFWC), which was initially organized in 1972 as a New Jersey corporation.  In 1983, BCFWC was reincorporated in Delaware and currently exists as a Delaware corporation.  Holdings was incorporated in 2006 (and currently exists) as a Delaware corporation.  In 2006, BCFWC became a wholly-owned subsidiary of Holdings in a take private transaction (the Merger Transaction).

The Company has experienced recurring net losses since its formation in April 2006.  These losses are primarily the result of impairment charges and increased interest expense associated with the Company’s leveraged debt structure as detailed in Note 13 to the Company’s Consolidated Financial Statements entitled “Long Term Debt.”  During Fiscal 2009, the Company recorded impairment charges of $294.6 million and $37.5 million related to its tradenames and long-lived assets, respectively (refer to Notes 7 and 9 to the Company's Consolidated Financial Statements entitled "Intangible Assets"  and “Impairment of Long-Lived Assets, respectively, for further discussion).  At May 30, 2009, working capital was $312.3 million, cash and cash equivalents were $25.8 million and unused availability under the Company’s ABL Senior Secured Revolving Facility (ABL Line of Credit) was $235.3 million.  Recent significant declines in the United States and international financial markets and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers which impacts the Company’s sales trends.  In response to these economic conditions, the Company accelerated the implementation of several initiatives to restructure its workforce and reduce its cost structure (refer to Note 17 to the Company's Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion).  The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and operating results.  The Company believes it is also prudently managing its capital spending and operating expenses.

Despite the current trends in the retail environment and their negative impact on the Company’s comparative store sales, the Company believes that cash generated from operations, along with its existing cash and availability under its ABL Line of Credit, will be sufficient to fund its expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that, should the economy continue to decline, the Company would be able to continue to offset decreases in its comparative store sales with continued savings initiatives.

Fiscal Years

The Company defines its fiscal year as the 52 (or 53) week period ending on the Saturday closest to May 31.  The 52 week periods ended May 30, 2009, May 31, 2008, and June 2, 2007 represent Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company.  The Company has no operations and its only asset is all of the stock in BCFWC. All discussions of operations in this report relate to BCFWC, which are reflected in the Consolidated Financial Statements of the Company.

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company in which it has controlling financial interest through direct ownership. All intercompany accounts and transactions have been eliminated.

The Company was incorporated in the State of Delaware on April 10, 2006. The Company’s Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Burlington Coat Factory Holdings, Inc. (Parent) is the only holder of record of this stock.

Use of Estimates

The Company's Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP).  Certain amounts included in the Consolidated Financial Statements are estimated based on currently available information and management's judgment as to the outcome of future conditions and circumstances.  While every effort is made to ensure the integrity of such estimates, actual results could differ from these estimates, and such differences could have a material impact on the Company’s Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase.  Book cash overdrafts are reclassified to the line item “Accounts Payable” on the Company’s Consolidated Balance Sheets for financial reporting purposes.

Accounts Receivable

Accounts receivable consists of credit card receivables, lease incentive receivables and other receivables.  Accounts receivable are recorded at net realizable value, which approximates fair value.

Inventories

Merchandise inventories as of May 30, 2009 and May 31, 2008 are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, distribution center outbound freight, and freight on internally transferred merchandise in the line item “Cost of Sales” in the Company's Consolidated Statements of Operations and Comprehensive Loss. Costs associated with the Company's distribution, buying, and store receiving functions are included in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in the Company's Consolidated Statements of Operations and Comprehensive Loss. Distribution and purchasing costs included in “Selling and Administrative Expenses” amounted to $63.3 million, $63.7 million and $61.7 million for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.  Depreciation and amortization related to the distribution and purchasing functions amounted to $9.3 million, $9.5 million, and $10.4 million for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.

Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets are comprised of land related to store operations, purchased lease rights and certain distribution equipment.

Based on prevailing market conditions, the Company may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item “Assets Held for Sale” and into the respective asset category.  Upon this reclassification, the Company assesses the assets for impairment and reclassifies them based on the lesser of their carrying value or fair value less cost to sell (Refer to Note 5 to the Company’s Consolidated Financial Statements entitled “Assets Held for Disposal” for further details).

Property and Equipment

Property and equipment are recorded at cost, and depreciation is computed using the straight line method over the estimated useful lives of the assets.  The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment.  Leasehold improvements are depreciated over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less.  Repairs and maintenance expenditures are expensed as incurred.  Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized.  Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term.  Amortization of assets recorded as capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The carrying value of all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with statement of Financial Accounting Standard (SFAS) No.144, “Accounting for the Impairment or Disposal of Long Lived  Assets” (SFAS No. 144).  An impairment charge is recorded when an asset’s carrying value exceeds its fair value.  The Company recorded $10.0 million, $6.5 million and $8.8 million of impairment charges related to property and equipment during the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.  These amounts are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed for or Obtained for Internal-Use” (SOP 98-1). The SOP requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $18.6 million, $13.1 million and $12.5 million relating to these costs during the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.

Purchased and internally developed software is amortized on a straight line basis over the product’s estimated economic life, which is generally three to five years.  The net carrying value of software is included in the line item “Property and Equipment – Net of Accumulated Depreciation” on the Company’s Consolidated Balance Sheets and software amortization is included in the line item “Depreciation and Amortization” on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Intangible Assets

The Company accounts for intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).   The Company’s intangible assets primarily represent tradenames and favorable lease positions. The tradename asset, Burlington Coat Factory, is expected to generate cash flows indefinitely and does not have an estimable or finite useful life and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount.  The Company determines fair value through multiple valuation techniques.    The Company tested these assets for impairment during the third and fourth quarter of Fiscal 2009.  See Note 7 to the Consolidated Financial Statements entitled “Intangible Assets” for further discussion of impairment charges recorded as part of the Company’s review.

Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with SFAS No. 144 using a process similar to that used to evaluate other long-lived assets as described in Note 9 to the Company’s Consolidated Financial Statements entitled  “Impairment of Long-Lived Assets.”  An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.  For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is measured by discounting expected future cash flows using an appropriate discount rate.  We recorded impairment charges related to identifiable intangible assets of $26.1 million, $18.8 million and $15.6 million during the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.  These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. SFAS No. 142 replaces the amortization of goodwill and indefinite-lived intangible assets with periodic tests for the impairment of these assets. SFAS No. 142 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit.  The Company determines fair value through multiple valuation techniques.  If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared to the carrying value of its reporting unit goodwill to determine the appropriate impairment charge.  The Company estimates the fair value of its reporting unit using widely accepted valuation techniques.  These techniques use a variety of assumptions to include projected market conditions, discount rates and future cash flows.  See Note 8 to the Company’s Consolidated Financial Statements entitled “Goodwill” for further discussion of the fair value of reporting unit goodwill.

Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144.   This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows by the Company’s incremental borrowing rate.   See Note 9 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Assets

Other assets consist primarily of deferred financing fees, store landlord owned assets that the Company has paid for as part of its lease, purchased lease rights, notes receivable and the net accumulation of excess rent income, accounted for on a straight-line basis, over actual rental income receipts.  Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization for debt that was issued at a discount and the straight line method of amortization for all other debt related fees.  Amortization of deferred financing fees is recorded in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Landlord owned assets represent leasehold improvements at certain stores where the landlord has retained title to such assets.  These assets are amortized over the straight line rent period and the amortization is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Purchased lease rights are amortized over the straight line rent period and the amortization is recorded in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with SFAS No. 144.  During Fiscal 2009, the Company recorded an impairment charge of $1.4 million related to landlord owned assets and purchased lease rights.  There were no such impairment charges in Fiscal 2008 or Fiscal 2007.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Customer liabilities totaled $39.1 million and $40.0 million as of May 30, 2009 and May 31, 2008.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in worker's compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.  Self insurance reserves were $42.3 million and $36.7 million as of May 30, 2009 and May 31, 2008, respectively.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the net accumulation of excess straight-line rent expense over actual rental payments and tax liabilities associated with the uncertainty in income taxes recognized by the Company in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs of store remodeling. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured.  Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Common Stock

The Company has 1,000 shares of common stock issued and outstanding, which are all owned by the Parent.  Parent has 51,674,204 shares of Class A common stock, par value $0.001 per share and 5,769,356 shares of Class L common stock, par value $0.001 per share, authorized.  As of May 30, 2009, 45,851,301 shares of Class A common stock and 5,094,589 shares of Class L common stock were outstanding.  As of May 30, 2008, 45,123,093 shares of Class A common stock and 5,013,677 shares of Class L common stock were outstanding.

Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. The Company presents sales, net of sales taxes, in its Consolidated Statements of Operations and Comprehensive Loss.  The Company accounts for layaway sales and leased department revenue in compliance with Staff Accounting Bulletin (SAB) Topic 13, “Revenue Recognition.” Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets.  Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption. Prior to December 29, 2007, except where prohibited by law, after 13 months of non-use, a monthly dormancy service fee was deducted from the remaining balance of store value cards and recorded in the line item “Other Revenue” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On December 29, 2007, the Company discontinued assessing a dormancy service fee on inactive store value cards and began estimating and recognizing store value card breakage income in proportion to actual store value card redemptions.  Such income is recorded in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized monthly in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Other Revenue

Other revenue consists of rental income received from leased departments; subleased rental income; layaway, alteration, dormancy and other service charges, inclusive of shipping and handling revenues (Service Fees); and other miscellaneous items. Service Fees amounted to $9.5 million, $10.5 million, and $16.1 million for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, respectively.  The decrease in Service Fees is related to the Company’s decision to cease charging dormancy service fees on outstanding balances of store value cards and to recognize breakage income in the line item “Other Income” in the Company’s Consolidated Statements of Operations and Comprehensive Loss (Refer to Note 11 to the Company’s Consolidated Financial Statements entitled “Store Value Cards” for further details).   In Fiscal 2008 and Fiscal 2007, dormancy service fees contributed $2.2 million and $7.4 million to the line item “Other Revenue.”

Rental income from leased departments results from arrangements at some of the Company’s stores where the Company has granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as lingerie, fragrances and jewelry.  The Company does not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties.  Rental income from leased departments amounted to $8.7 million, $7.9 million and $9.9 million for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively. Subleased rental income and other miscellaneous revenue items amounted to $11.2 million, $12.1 million and $12.2 million for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.

Vendor Rebates and Allowances

Rebates and allowances received from vendors are accounted for in compliance with Emerging Issues Task Force (EITF) Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Certain Consideration Received from a Vendor” (EITF No. 02-16).  EITF Issue No. 02-16 specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down.

Rebates and allowances that are reimbursements of specific expenses that meet the criteria of EITF  No. 02-16 are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales. Reimbursements of expenses, exclusive of advertising rebates, amounted to $2.6 million, $2.0 million and $0.9 million for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, respectively.

Advertising Costs

The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are expensed as incurred.  Net advertising expenses are included in the line item “Selling and Administrative Expenses” on the Company's Consolidated Statements of Operations and Comprehensive Loss.  For the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, advertising expense was $75.2 million, $70.8 million and $72.3 million, respectively.

The Company nets certain cooperative advertising reimbursements received from vendors that meet the criteria of EITF No. 02-16 against specific, incremental, identifiable costs incurred in connection with selling the vendors' products.  Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.  Vendor rebates netted against advertising expenses were $1.7 million, $0.4 million and $0.6 million for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, respectively.

Barter Transactions

The Company accounts for barter transactions under SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29” (SFAS No. 153) and EITF 93-11, “Accounting for Barter Transactions Involving Barter Credits” (EITF 93-11).  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.  During the fiscal years ended May 30, 2009 and May 31, 2008, the Company exchanged $10.7 million and $5.2 million, respectively, of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $10.7 million and $5.2 million in the Company’s Consolidated Statements of Operations and Comprehensive Loss during Fiscal 2009 and Fiscal 2008, respectively.  The advertising credits received are to be used over the six consecutive fiscal years following Fiscal 2009.

Based on the expected usage of barter credits, the Company recorded prepaid advertising of $2.7 million in the line item “Prepaid and Other Current Assets” and $9.3 million in the line item “Other Assets” in the Company’s Consolidated Balance Sheet as of May 30, 2009.  During the fiscal year ended May 30, 2009, the Company utilized $2.3 million of the barter advertising credits.

During Fiscal 2008, based on the expected usage of barter credits, the Company recorded prepaid advertising of $1.7 million in the line item “Prepaid and Other Current Assets” and $1.9 million in the line item “Other Assets” in the Company’s Consolidated Balance Sheet.  The Company utilized $1.6 million of the barter advertising credits during Fiscal 2008.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109).  Deferred income taxes for Fiscal 2009 and Fiscal 2008 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation allowance against the Company’s deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates. Management periodically assesses the need for a valuation allowance based on the Company’s current and anticipated results of operations.  The need for and the amount of a valuation allowance can change in the near term if operating results and projections change significantly.

On June 3, 2007, the Company adopted FASB Interpretation No. 48 (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48). Adjustments related to the adoption of FIN 48 are reflected as an adjustment to retained earnings in Fiscal 2008.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109.    FIN 48 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  FIN 48 requires the recognition in the Company’s Consolidated Financial Statements of the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the Company’s Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company records interest and penalties related to unrecognized tax benefits as part of income taxes.

Other Income, Net

Other income, net, consists of investment income gains and losses, breakage income and net losses from disposition of fixed assets of $0.3 million, $1.1 million and $3.6 million for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively and other miscellaneous income items.

As noted above under the caption “Revenue Recognition” and the caption “Other Revenue,” the Company ceased recognizing dormancy fees in Fiscal 2008 and began recognizing breakage income related to store value cards.  For the fiscal years ended May 30, 2009 and May 31, 2008, the Company recognized $3.1 million and $5.3 million, respectively, of breakage income in the line item “Other Income, net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Comprehensive Loss

The Company presents comprehensive loss on its Consolidated Statements of Operations and Comprehensive Loss in accordance with SFAS No. 130, “Reporting Comprehensive Income” (SFAS No. 130).   For the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, comprehensive loss consisted of net loss.

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations.  The Company accounts for these types of leases under the provisions of SFAS No. 13, “Accounting for Leases” (SFAS No. 13) and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  Assets held under capital leases are included in the line item “Property and Equipment – Net of Accumulated Depreciation” in the Company’s Consolidated Balance Sheets.  For leases classified as operating, the Company calculates rent expense on a straight line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

Share-Based Compensation

On June 4, 2006, the Company adopted SFAS No. 123R (Revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date.  There are 730,478 units reserved under the 2006 Management Incentive Plan (as amended).  Each unit consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock.  As of May 30, 2009, 488,500 options to purchase units, and 114,245 units of restricted stock, were outstanding and are being accounted for under SFAS No. 123R.  For the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, the Company recognized non cash stock compensation expense of $6.1 million, $2.4 million and $2.9 million, respectively (Refer to Note 14 to the Company’s Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock Based Compensation” for further details).

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

2.           Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” (SFAS No. 157) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.   In February 2008, the FASB issued FSP SFAS No. 157-2, “Effective Date for FASB Statement No. 157” (FSP SFAS 157-2) which extended the application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008.  The Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities as of June 1, 2008.  The adoption of SFAS 157 for financial assets and financial liabilities did not have a material impact on the Company’s financial statements.  The Company does not expect the adoption of SFAS No. 157 for non-financial assets and non-financial liabilities to have a material impact on its Consolidated Financial Statements.

In October 2008, SFAS 157 was amended by FASB Staff Position (FSP) SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP SFAS 157-3).  FSP SFAS 157-3 was effective upon issuance and amends FASB Statement No. 157 to clarify its application in an inactive market by providing an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for the financial asset is inactive.  FSP SFAS 157-3 did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP SFAS 157-4), which provides additional guidance for estimating fair value in accordance with SFAS No. 157 for lightly-traded investments. FSP SFAS 157-4 also includes guidance on identifying circumstances that indicate when apparently comparable market transactions do not represent independent fair value. FSP SFAS 157-4 applies prospectively for interim and annual reporting periods ending after June 15, 2009. FSP FAS 157-4 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 permits entities to choose to measure eligible items (including many financial instruments and certain other items) at fair value at the specified election date.  Unrealized gains and losses for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The Company adopted SFAS No. 159 on June 1, 2008 and did not elect to measure eligible items at fair value.  It did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS 107), and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” (APB 28), to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 became effective for interim periods ending after June 15, 2009. FSP SFAS 107-1 and APB 28-1 are not expected to have a material effect on the Company’s Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141(revised 2007), “Business Combinations” (SFAS No. 141R).   SFAS No. 141R applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141R establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141R determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.   SFAS No. 141R also applies to prospective changes in acquired tax assets and liabilities recognized as part of the Company’s previous acquisitions by requiring such changes to be recorded as a component of the income tax provision. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008.  The Company expects that SFAS No. 141R will have an impact on accounting for future business combinations, once adopted, and on prospective changes, if any, of previously acquired tax assets and liabilities.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events, a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS No. 165 applies prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification tm and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the SEC under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective September 15, 2009 and will not have a material effect on the Company’s Consolidated Financial Statements.

In June 2008, the FASB ratified EITF No. 08-3 “Accounting by Lessees for Maintenance Deposits” (EITF 08-3).  EITF 08-3 mandates that maintenance deposits that may not be refunded should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  EITF 08-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008.  The Company does not believe that the adoption of EITF 08-3 will have a material impact on the Company’s Consolidated Financial Statements.

3.           Restricted Cash and Cash Equivalents

At May 30, 2009, restricted cash and cash equivalents consisted of $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  At May 31, 2008, restricted cash and cash equivalents consisted of $0.4 million pledged as collateral for certain insurance contracts and $2.3 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

4.           Investment in Money Market Fund

In September 2008, as part of the Company's overnight cash management strategy, the Company invested $56.3 million in The Reserve Primary Fund (Fund), a money market fund registered with the Securities and Exchange Commission (SEC) under the Investment Company Act of 1940.   On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  Upon the SEC’s announcement, this investment was reclassified out of the line item “Cash and Cash Equivalents” and into the line item “Investment in Money Market Fund” on the Company’s Consolidated Balance Sheets.  This investment is classified as available-for-sale and recorded at fair value, with unrealized gains and losses recorded in other comprehensive income.  Interest income is recognized when earned.

On October 30, 2008, the Fund announced an initial distribution to Fund shareholders pursuant to which the Company received $28.5 million.  Based on the decline in the value of the Fund, the Company recorded an other than temporary impairment of $1.7 million in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

On February 26, 2009, the Fund announced that it determined to initially set aside $3.5 billion in the special reserve, whose value may increase or decrease as further information becomes available.  Consequently, pursuant to the Fund’s plan of liquidation, interim distributions will continue to be made up to 91.72 cents per share unless the Fund determines a need to increase the special reserve.   As a result of this announcement, the Company recorded an additional other than temporary impairment of $3.0 million for the year ended May 30, 2009, and received an interim distribution of $3.8 million during February 2009.  In April of 2009, the Company received another distribution of $2.5 million, leaving $1.0 million remaining in the line item “Investment in Money Market Fund” on the Company’s Consolidated Balance Sheet as of May 30, 2009.

Based upon the maturities of the underlying investments in the Fund, the Company expects to receive the remaining $1.0 million of its investment during the next twelve months.

5.           Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company either identified or was actively seeking out potential buyers for these assets as of the balance sheet dates.  Included in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheet as of May 30, 2009 are owned parcels of land adjacent to two of the Company’s stores, a purchased lease rights, and various distribution equipment that is being held for sale.

As of May 31, 2008, assets included in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheet were comprised of leasehold improvements and a favorable lease related to one of the Company’s stores.

Assets held for disposal are valued at the lower of their carrying value or fair value less cost to sell as follows:

	(in thousands)
	May 30, 2009	May 31, 2008
Property and Equipment	$783	$63
Favorable Leases	-	2,753
Purchased Lease rights	1,934	-
	$2,717	$2,816

During the year ended May 30, 2009, certain assets related to one of the Company’s stores, which were previously held for sale at May 31, 2008, no longer qualified as held for sale due to the fact that, subsequent to May 31, 2008, there was no longer an active program to locate a buyer.  Due to the deteriorating real estate market, the Company determined that it was in its best interest to no longer market this location and instead to continue to hold and use this location in the ordinary course of business.  As a result, the Company reclassified assets related to this location with a net long-lived asset value of $2.8 million out of the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets and into the line items “Property and Equipment, Net of Accumulated Depreciation” and “Favorable Leases, Net of Accumulated Amortization.”  The reclassification resulted in a charge against the line item “Other (Income)/Expense, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss of $0.3 million during the year ended May 30, 2009, reflecting the adjustment for depreciation and amortization expense that would have been recognized had the asset group been continuously classified as held and used.  In addition, the Company assessed these assets for impairment and determined that no impairment charge was necessary at the time of reclassification.

6.           Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	May 30, 2009	May 31, 2008

Land	-	$162,172	$163,135
Buildings	20 to 40 Years	346,557	344,781
Store Fixtures and Equipment	3 to 10 Years	335,891	269,875
Software	3 to 5 Years	88,473	69,824
Leasehold Improvements	Shorter of lease term or useful life	337,148	327,941
Construction in Progress	-	3,429	14,442
		1,273,670	1,189,998
Less: Accumulated Depreciation		(377,843)	(270,463)

Total Property and Equipment, Net of Accumulated Depreciation		$895,827	$919,535

As of May 30, 2009 and May 31, 2008, assets, net of accumulated amortization of $5.2 million and $3.3 million, respectively, held under capital leases amounted to approximately $31.0 million and $32.9 million and are included in the line item “Buildings” in the foregoing table.  Amortization expense related to capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  The total amount of depreciation expense for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007 is $125.7 million, $133.1 million and $130.4 million, respectively.

During Fiscal 2009, Fiscal 2008 and Fiscal 2007, the Company recorded impairment charges related to Property and Equipment of $10.0 million, $6.5 million and $8.8 million, respectively (Refer to Note 9 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

Internally developed software is being amortized on a straight line basis over three years and is being recorded in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Depreciation and amortization of internally developed software amounted to $20.7 million, $20.0 million and $17.8 million, respectively, for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007.

7.           Intangible Assets

The Company accounts for indefinite-lived intangible assets and finite-lived intangible assets in accordance with SFAS No. 142 and SFAS No. 144 respectively.  In accordance with SFAS No. 142, indefinite-lived intangible assets not subject to amortization shall be tested for impairment on an annual basis, and between annual tests in certain circumstances.  The Company has typically performed its annual impairment testing during the fourth quarter of the fiscal year.  In connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009, the Company concluded that it was appropriate to test its indefinite-lived intangible assets for recoverability at that time (Refer to Note 8 to the Company’s Consolidated Financial Statements entitled “Goodwill” for further discussion regarding the Company’s decision to accelerate impairment testing under SFAS No. 142).

In accordance with SFAS No. 144, the Company tests long-lived assets and certain identifiable intangibles (favorable leases) to be held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s incremental borrowing rate (Refer to Note 9 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion regarding the Company’s impairment testing under SFAS No. 144.)

Intangible assets at May 30, 2009 and May 31, 2008 consist primarily of a tradenames and favorable lease positions as follows:

(in thousands)
	May 30, 2009			May 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000	$526,300	$-	$526,300

Favorable Leases	$567,034	$(89,462)	$477,572	$599,087	$(65,017)	$534,070

Tradenames

The gross carrying amount of the Company’s tradenames as of May 30, 2009 reflects (1) an increase of $6.3 million compared to the gross carrying amount as of May 31, 2008, and (2) an impairment charge of $294.6 million.  The increase of $6.3 million represents the purchase of additional tradename rights during the fourth quarter of Fiscal 2009.  The impairment is made up of $288.3 million related to the Company’s Fiscal 2009 impairment testing, as further described below, and an impairment of the purchase of tradename rights in the amount of $6.3 million.  Based on the Company’s tradename impairment assessment, the Company could not support an increase in the asset value of its tradenames.  As a result, the Company immediately impaired the acquired asset.

The recoverability assessment with respect to the tradenames used in the Company’s operations requires the Company to estimate the fair value of the tradenames as of the assessment date.  Such determination is made using "relief from royalty" valuation method.  Inputs to the valuation model include:

•	Future revenue and profitability projections associated with the tradenames;

•
Estimated market royalty rates that could be derived from the licensing of the Company’s tradenames to third parties in order to establish the cash flows accruing to the benefit of the Company as a result of its ownership of the tradenames; and

•	Rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of the Company’s cash flows.

Based upon the impairment analysis of the tradenames conducted during the third quarter of Fiscal 2009, and updated during the fourth quarter of Fiscal 2009, the Company determined that a portion of the tradenames was impaired and recorded an impairment charge of $288.3 million.  This impairment charge reflects lower revenues and profitability projections associated with the Company's tradenames in the near term and lower estimated market royalty rate expectations in light of current general economic conditions. The Company’s projected revenues within the model are based on comparative store sales and new store assumptions over a nine year period.  The Company believes its estimates are appropriate based upon current market conditions.  However, future impairment charges could be required if the Company does not achieve current revenue and profitability projections, market royalty rates decrease or the weighted average cost of capital increases.

Favorable Leases

The gross carrying amount of the Company’s favorable leases as of May 30, 2009 reflects (1) a reduction of $35.0 million as a result of  the impairment of 21 stores (Refer to Note 9 entitled “Impairment of Long-Lived Assets” for further discussion); and (2) an increase of $2.9 million during Fiscal 2009 compared with Fiscal 2008 due to the Company reclassifying a favorable lease that was previously included in the line item “Assets Held for Disposal” into the line item “Favorable Leases, Net of Accumulated Amortization” (Refer to Note 5 to the Company’s Consolidated Financial Statements entitled “Assets Held for Disposal” for further information).

 Accumulated amortization of favorable leases as of May 30, 2009 reflects increases as a result of (1) amortization expense of $33.0 million and (2) $0.3 million of amortization related to the reclassification of a favorable lease that was reclassified from the line item “Assets Held for Sale” to the line item “Favorable Leases, Net of Accumulated Amortization,” as discussed in the paragraph above.  These increases were partially offset by a decrease of $8.9 million resulting from the impairment charge recognized in Fiscal 2009, as discussed above, which decreased both the carrying cost and accumulated amortization of the favorable leases.  The weighted average amortization period remaining for the Company's favorable leases is 18.5 years.

Amortization expense of net favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)

2010	$32,620
2011	32,272
2012	31,594
2013	30,477
2014	29,644

Total	$156,607

8.   Goodwill

The Company accounts for goodwill in accordance with SFAS No. 142.  In accordance with SFAS No. 142, goodwill that is not subject to amortization shall be tested for impairment on an annual basis, and between annual tests in certain circumstances.  The Company has typically performed its annual impairment testing during the fourth quarter of the fiscal year.  In connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009, the Company concluded that it was appropriate to test its goodwill for recoverability at that time in light of the following factors:

•	Recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting the Company’s sales trends as evidenced by decreases in comparative store sales;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter which are significant to the Company’s financial results for the year;

•	Declines in market valuation multiples of peer group companies used in the estimate of the Company’s business enterprise value; and

•
The Company’s expectation that current comparative store sales trends would continue for an extended period.  As a result, the Company revised its plans to a more moderate store opening plan which reduced  future projections of revenue and operating results offset by initiatives that were implemented to reduce the Company's cost structure as discussed in Note 17 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs.”

In addition to the testing performed during the third quarter of Fiscal 2009, the Company updated its impairment testing during the fourth quarter of Fiscal 2009.  The Company assesses the recoverability of goodwill using a combination of valuation approaches to determine the Company’s business enterprise value including: (i) discounted cash flow techniques and (ii) a market approach using a guideline public company methodology.  Inputs to the valuation model include:

•	Estimated future cash flows;

•	Growth assumptions for future revenues, which include net store openings as well as future gross margin rates, expense rates and other estimates;

•	Rate used to discount the Company’s estimated future cash flow projections to their present value (or estimated fair value); and

•	Market values and financial information of similar publicly traded companies to determine market valuation multiples.

Based upon the Company's impairment analysis of recorded goodwill during Fiscal 2009, the Company determined that there was no goodwill impairment.  The Company believes its estimates are appropriate based upon current market conditions. However, future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitability projections or the weighted average cost of capital increases or market valuation multiples associated with peer group companies continue to decline.

Goodwill amounted to $47.1 million and $42.8 million as of May 30, 2009 and May 31, 2008, respectively.  A reconciliation of goodwill as reflected in the Company’s Consolidated Balance Sheets as of May 30, 2009 and May 31, 2008 is set forth in the table below:

(in thousands)

Goodwill as of June 2, 2007	$46,219

Increase in net deferred tax liabilities (a)	3,899
Reclassification of unfavorable lease positions (b)	(7,343)

Goodwill as of May 31, 2008	$42,775

Increase in net deferred tax liabilities (a)	4,289

Goodwill as of May 30, 2009	$47,064

(a)   The change in deferred income taxes recorded during Fiscal 2008 and Fiscal 2009 reflects a change in the Company’s estimate of (1) the tax basis of the net assets acquired and (2) the blended state tax rate used to calculate deferred taxes in accordance with FASB Emerging Issues Task Force Issue 93-7, “Uncertainties Related to Income Taxes in a Purchase Combination.” This adjustment has increased goodwill related to the Merger Transaction.

(b) In Fiscal 2008, the Company recorded an immaterial correction to write off unfavorable lease positions with a corresponding reduction of goodwill in the amount of $7.3 million.

9.  Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with SFAS No. 144.  This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s incremental borrowing rate.

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  The Company bases these estimates upon its past and expected future performance.  The Company believes its estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if the Company does not achieve its current revenue or cash flow projections.  The impairment charges noted below are primarily related to a decline in revenues of the respective stores as a result of the declining macroeconomic conditions that are negatively impacting the Company's current comparative store sales.

Impairment charges recorded during the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007 amounted to $37.5 million, $25.3 million and $24.4 million, respectively.  Impairment charges during these periods related to the following:

		(in thousands)
Asset Categories	May 30, 2009	May 31, 2008	June 2, 2007

Favorable Leases	$26,080	$18,786	$15,605
Leasehold Improvements	6,282	3,908	8,021
Furniture and Fixtures	2,086	2,026	-
Other Property and Equipment	1,624	536	795
Other Assets	1,426	-	-

Total	$37,498	$25,256	$24,421

The impairment of favorable leases is related to 21 of the Company’s stores for Fiscal 2009 and 12 of the Company’s stores for both Fiscal 2008 and Fiscal 2007.

10.	Derivatives and Hedging Activities

The Company adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161) on November 30, 2008.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 did not have a material impact on the Company’s Consolidated Financial Statements.

The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in interest rates.  The Company’s senior secured credit facilities contain floating rate obligations and are subject to interest rate fluctuations.  The Company uses interest rate cap agreements, which are designated as economic hedges, to manage interest rate risk associated with the Company’s variable-rate borrowings and to minimize the negative impact of interest rate fluctuations on its earnings and cash flows, thus reducing the Company’s exposure to variability in expected future cash flows attributable to the changes in LIBOR rates.

SFAS No. 133 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt.  Instead, the interest rate cap agreements are adjusted to market on a quarterly basis.  As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Consolidated Statements of Cash Flows.

As of May 30, 2009, the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	May 30, 2009		May 31, 2008

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$8,324	Other Assets	$791

(in thousands)
Liability Derivatives
	May 30, 2009		May 31, 2008
Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$-	Other Liabilities	$-

(in thousands)
(Gain)/Loss on Derivatives Instruments

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Year Ended
		May 30, 2009	May 31, 2008	June 2, 2007

Interest Rate Cap Agreements	Interest Expense	$(4,173)	(70)	1,971

One of the four interest rate cap agreements became effective on May 12, 2006.  It has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  The Company adjusts this interest rate cap to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On December 20, 2007, the Company entered into an additional interest rate cap agreement to limit interest rate risk associated with its future long-term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement became effective on May 29, 2009 upon the termination of an expiring $700 million interest rate cap agreement.  As of the effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  Instead, the Company adjusts the interest rate cap to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

On January 16, 2009, the Company entered into two additional interest rate cap agreements to limit interest rate risk associated with its future long-term debt.  Each agreement will be effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements described above.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015. The Company will determine prior to the effective date whether it will monitor these interest rate cap agreements for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate caps to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Consolidated Statements of Cash Flows.

11.           Store Value Cards

Store value cards include gift cards and store credits issued from merchandise returns.  Store value cards are recorded as a current liability upon purchase, and revenue is recognized when the store value card is redeemed for merchandise.  Store value cards issued by the Company do not have an expiration date and are not redeemable for cash.  Beginning in September of 2007 and continuing through December 29, 2007, if a store value card remained inactive for greater than 13 months, the Company assessed the recipient a monthly dormancy service fee, where allowed by law, which was automatically deducted from the remaining value of the card.   Dormancy service fee income was recorded as part of the line item “Other Revenue” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

Early in Fiscal 2008, the Company determined it had accumulated adequate historical data to determine a reliable estimate of the amount of gift cards that would not be redeemed.  The Company formed a corporation in Virginia (BCF Cards, Inc.) to issue the Company’s store value cards commencing December 29, 2007.  In connection with the establishment of BCF Cards, Inc., the Company recorded $4.7 million of store value card breakage income in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss during the year ended May 31, 2008, which included cumulative breakage income related to store value cards issued since the Company introduced its store value card program.

On December 29, 2007, the Company discontinued assessing dormancy service fees on inactive store value cards and began estimating and recognizing store value card breakage income in proportion to actual store value card redemptions.   Such income is recorded in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. The Company now determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.  During Fiscal 2009 and Fiscal 2008, the Company recorded $3.1 million and $5.3 million, respectively, of breakage income.  The decrease in breakage income in FY 2009 compared with FY 2008 is due to the Company’s initial recording of breakage income during the third quarter of Fiscal 2008, which included cumulative breakage income related to store value cards issued since the store value card program was introduced.

12.           Store Exit Costs

The Company establishes reserves covering future lease obligations and other ancillary costs related to store closings.  These reserves are included in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets and are recorded under the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Reserves at May 30, 2009 and May 31, 2008 consisted of:

	(in thousands)
Fiscal Year Reserve Established	Balance at May 31, 2008	Provisions	Payments	Agreed Upon Reductions	Balance at May 30, 2009

2005	$67	$(4)	$(63)	$-	$-
2008	95	(13)	(71)	-	11
2009	-	167	(167)	-	-
	$162	$150	$(301)	$-	$11

 The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments for the costs noted above are all expected to be paid during the fiscal year ended May 29, 2010 (Fiscal 2010).

13.           Long-Term Debt

	(in thousands)
	May 30, 2009	May 31, 2008

$900,000 Senior Secured Term Loan Facility, Libor plus 2.3% due in quarterly payments of $2,250 from August 29, 2009 to May 28, 2013.	$870,750	$872,807
$800,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance, expires April 15, 2011	150,307	181,600
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2009 to April 15, 2014	300,815	300,207
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2009 to October 15, 2014	99,309	99,309
Industrial Revenue Bonds, 6.1% due in semi-annual payments of various amounts from September 1, 2009 to September 1, 2010	2,305	3,295
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	533	733
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	221	300
Capital Lease Obligations	25,306	25,633

Total debt	1,449,546	1,483,884
Less: current maturities	(10,795)	(3,653)

Long-term debt, net of current maturities	$1,438,751	$1,480,231

As part of the financing of the Merger Transaction, the Company entered into agreements with several lenders to establish the $900 million Senior Secured Term Loan Facility (Term Loan) and the $800 million ABL Line of Credit.  The $900 million Term Loan is for a seven year period at an interest rate of LIBOR plus 2.3%.  The loan is to be repaid in quarterly payments of $2.3 million from August 29, 2009 to May 28, 2013.  The Company is also required to make an additional payment based on 50% of the available free cash flow (as defined in the credit agreement for the Term Loan) at the end of each fiscal year.  This payment offsets future mandatory quarterly payments.

In accordance with the credit agreement for the Term Loan, the Company will make a payment of $6.0 million based on the Company’s free cash flow as of May 30, 2009.  This amount is included in the line item “Current Maturities of Long Term Debt” on the Company’s Consolidated Balance Sheet as of May 30, 2009.  This payment will be made during the first quarter of Fiscal 2010 and will offset the mandatory quarterly payments for the first and second quarters of Fiscal 2010 and $1.5 million of the mandatory quarterly payment to be made in the third quarter of Fiscal 2010.  Based on the free cash flow for the fiscal year ended May 31, 2008, the Company was not required to make any additional payments.

The Company was required to make a payment of $11.4 million based on the available free cash flow for the fiscal year ended June 2, 2007. This payment offset the mandatory quarterly cash payments through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment to be made in the fourth fiscal quarter of Fiscal 2009.  As a result, the Company was not required to make any cash payments related to the mandatory quarterly payments until the fourth quarter of Fiscal 2009.  The cash payment made in the fourth quarter of Fiscal 2009 amounted to $2.1 million.

The $800 million ABL Line of Credit is for a five-year period at an interest rate of LIBOR plus a spread which is based on the Company’s annual average borrowings outstanding.  At May 30, 2009, the Company had $235.3 million available under the ABL Line of Credit.  The maximum borrowing under the facility during the fiscal years ended May 30, 2009 and May 31, 2008 was $410.0 million and $247.2 million, respectively.  Average borrowings under the facility amounted to $148.4 million at an average interest rate of 4.3% during Fiscal 2009 and $144.0 million at an average interest rate of 6.6% during Fiscal 2008.  At May 30, 2009 and May 31, 2008, $150.3 million and $181.6 million, respectively, were outstanding under this credit facility and are included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheets.  Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.

 At May 30, 2009 and May 31, 2008, the Company’s borrowing rate related to the ABL Line of Credit was 2.5% and 4.1%, respectively.  At May 30, 2009 and May 31, 2008, the borrowing rate related to the Term Loan was 2.6% and 4.9%, respectively.

Both the Term Loan and the ABL Line of Credit are guaranteed by substantially all of the Company’s U.S. subsidiaries.  The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.  The Term Loan is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

The Company’s Term Loan agreement contains financial, affirmative and negative covenants and requires the Company to, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, the Company’s total debt to Adjusted EBITDA (as each term is defined in the credit agreement governing the Term Loan) for the four fiscal quarters most recently ended on or prior to such date may not exceed 5.75 to 1 at May 30, 2009, August 29, 2009, and November 28, 2009; 5.5 to 1 at February 27, 2010; 5.25 to 1 at May 29, 2010, August 28, 2010 and November 27, 2010; 5.00 to 1 at February 26, 2011; and 4.75 to 1 at May 28, 2011 and thereafter.  Total debt reflects the outstanding balance of all debt instruments as of the period end except for the ABL Line of Credit, which is determined by the trailing twelve month average month end balance.  Adjusted EBITDA reflects certain adjustments to calculate the consolidated leverage ratio.  Adjusted EBITDA starts with consolidated net income for the period and adds back (i) depreciation, amortization, impairments, and other non cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

In addition to the Term Loan and the ABL Line of Credit, the Company and BCFWC, respectively, entered into agreements with several lenders to issue a $305 million aggregate principal amount of senior unsecured notes (Senior Notes) and a $99.3 million aggregate principal amount of senior unsecured discount notes (Senior Discount Notes).  The $305 million Senior Notes, issued at a $5.9 million discount, accrue interest at a rate of 11.1% payable semi-annually on October 15th and April 15th of each year.   The Senior Notes are scheduled to mature on April 15, 2014 and are guaranteed by Holdings and each of the Company’s existing and future subsidiaries.  The $99.3 million Senior Discount Notes were issued at a substantial discount and generated gross proceeds of approximately $75 million.  The Senior Discount Notes accrete at a rate of 14.5%, compounded semi-annually up to the accreted value of $99.3 million as of April 15, 2008.  Accretion, related to both the Senior Discount Notes and the Senior Notes, amounted to $0.6 million, $11.3 million and $11.5 million for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.  Accretion of the Senior Discount Notes is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Interest is paid semi-annually on October 15th and April 15th, commencing on October 15, 2008 at a rate of 14.5%.  The Senior Discount Notes are scheduled to mature on October 15, 2014 and are not guaranteed by the Company or any of its subsidiaries.

As of May 30, 2009, the Company was in compliance with all of its financial debt covenants. The credit agreements regarding the ABL Line of Credit and the Term Loan, as well as the indentures governing the Senior Notes and Senior Discount Notes, contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to, among other things:

•	pay dividends on, redeem or repurchase capital stock;
•	make investments and other restricted payments;
•	incur additional indebtedness or issue preferred stock;
•	create liens;
•	permit dividend or other payment restrictions on our restricted subsidiaries;
•	sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and
•	engage in transactions with affiliates.

The Industrial Revenue Bonds were issued in connection with the construction of the Company’s distribution center in Burlington, New Jersey.  The bonds are secured by a first mortgage on the distribution center.  Payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $2.4 million.  Refer to Note 22 entitled “Commitments and Contingencies” for further discussion regarding the Company’s outstanding letters of credit.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders.  The proceeds were used for part of the acquisition and development costs of the Company’s distribution facility in Edgewater Park, New Jersey.  The loan is interest-free, matures on January 1, 2012 and is to be repaid in monthly installments of seventeen thousand dollars, which began on February 1, 2002.  The loan balance  at May 30, 2009 was $0.5 million.

In January 2006, the Company purchased the ground lease and sublease related to one of its store locations.  The Company financed this purchase partially through the issuance of a promissory note (the Note) in the principal amount of $0.5 million.  The Note bears interest at 4.4% per annum and matures on December 23, 2011.  The outstanding principal balance of the loan amounted to $0.2 million at May 30, 2009 and is to be repaid in equal monthly installments of eight thousand dollars, which began on February 23, 2006.

Scheduled maturities of the Company’s long-term debt and capital lease obligations in each of the next five fiscal years are as follows:

	(in thousands)
Fiscal years ending in,	Long-Term Debt	Capital Lease Obligations	Total

2010	$10,377	$418	$10,795
2011	174,238	518	174,756
2012	9,186	592	9,778
2013	843,750	648	844,398
2014 and Thereafter	390,874	23,130	414,004

Total	1,428,425
		25,306	1,453,731
Less: Unamortized Discount	(4,185)	-	(4,185)

Total	1,424,240	25,306	1,449,546
Less: Current Portion	(10,377)	(418)	(10,795)

Long Term Debt	$1,413,863	$24,888	$1,438,751

The capital lease obligations noted above are exclusive of interest charges of $2.1 million, $2.1 million, $2.1 million, $2.0 million and $15.6 million for the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and June 1, 2013 and thereafter, respectively.

The Company has $34.9 million and $45.3 million in deferred financing fees related to its long term debt instruments recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets as of May 30, 2009 and May 31, 2008, respectively.   Amortization of deferred financing fees amounted to $10.3 million, $10.3 million and $10.3 million for each of the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.  Amortization expense for each of the next five fiscal years is estimated to be as follows:

Fiscal years	(in thousands)

2010	$10,361
2011	9,820
2012	6,731
2013	6,029
2014 and Thereafter	1,977

Total	$34,918

Deferred financing fees have a weighted average amortization period of approximately 3.9 years.

14.                  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors (the Board) adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock.   On March 19, 2009, the Board and the stockholders of the Company approved an amendment to the Plan to increase the number of shares of the Company’s Class A Common Stock and Class L Common Stock that may be delivered in satisfaction of awards under the Plan by 1,006,704 and 111,856, respectively.  As of May 30, 2009, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

On April 24, 2009 Parent’s Board approved new forms of: (i) Non-Qualified Stock Option Agreements applicable to certain members of executive management and other members of management, both of which are substantially similar to the pre-existing form of Non-Qualified Stock Option Agreement with the exception that the new forms grant options to purchase units of Parent’s common stock at two (instead of three) exercise prices, of which two-thirds of the options granted will be at an exercise price of $90 per unit and one-third will be at an exercise price of $180 per unit, whereas previously the options under an award were divided equally between exercise prices of $100 or $90 per unit, $180 per unit and $270 per unit; and (ii) Restricted Stock Grant Agreements applicable to certain members of executive management  and other members of management, both of which are substantially similar to the pre-existing form of Restricted Stock Agreement except that (i) awards granted under the new agreements vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date (instead of vesting 100% on the first anniversary of the grant date); and (ii) the new agreements contain a mechanism by which recipients of awards granted thereunder may comply with certain of their income tax obligations relating to such awards.

In order to conform outstanding options to the new forms of option agreements described above, on April 24, 2009, Parent’s Board also approved amendments to (i) certain outstanding option agreements entered into prior to 2007 with members of executive management and other members of management which lower the exercise price of options issued at an exercise price of $270 per unit to $90 per unit; provided, however, that the modified options will commence a new five year vesting period from and after the date of each amendment; and (ii) certain outstanding option agreements entered into after 2006 with members of executive management and other members of management to (a) re-price options issued at an exercise price of $100 per unit to $90 per unit; and (b) lower the exercise price of options issued at $270 per unit to $90 per unit, as stated above.  The incremental compensation cost resulting from the modifications over the remaining vesting period of the options is $1.2 million, which is expected to be recognized by the Company over the next 4.9 years.  Incremental compensation expense recognized during Fiscal 2009 related to the modification was less than $0.1 million.

Non-cash stock compensation expense for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007 amounted to $6.1 million, $2.4 million and $8.0 million, respectively.   The table below summarizes the types of stock compensation:

	(in thousands)
Type of Non-Cash Stock Compensation	May 30, 2009	May 31, 2008	June 2, 2007
Stock Compensation – Separation Costs (A)	$2,425	$-	$-
Stock Option Compensation (B)	3,448	2,436	2,855
Restricted Stock Compensation (B)	251	-	5,102
Total	$6,124	$2,436	$7,957

(A)	Included in the line item "Restructuring and Separation Costs" in the Company's Consolidated Statements of Operations.
(B)	Included in the line item "Selling and Administrative Expense" in the Company's Consolidated Statements of Operations.

The $2.4 million of stock compensation – separation costs relate to the separation of the Company’s former President and Chief Executive Officer (Former CEO) from the Company and is included in the line item “Restructuring and Separation Costs” in the Company’s Consolidated Statements of Operations.  These costs are related to the purchase of a portion of the Former CEO’s restricted stock and the acceleration of certain options previously granted to the Former CEO, each pursuant to his separation agreement (refer to Note 17 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further information regarding the separation of the Former CEO from the Company).

Stock Options

Options granted during the twelve month period ended May 30, 2009 were all service-based awards and were granted, or modified, at exercise prices of $90 per unit and $180 per unit.  Options granted during the twelve month period ended May 31, 2008 were all service-based awards and were granted at exercise prices of $100 per unit, $180 per unit and $270 per unit. These grants were also modified during Fiscal 2009 to lower the exercise prices of options issued at $270 per unit and options issued at $100 per unit to $90 per unit.  All of the service-based awards issued in Fiscal 2009 and Fiscal 2008 vest 40% on the second anniversary of the award (or the modification of the award) with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options awarded pursuant to the Plan become exercisable upon a change of control.  Unless determined otherwise by the plan administrator and except as otherwise set forth in the option holders’ agreement, upon cessation of employment, (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

As of May 30, 2009, the Company had 488,500 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with SFAS No. 123R using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date (June 4, 2006 for the Company). For the fiscal years ended May 30, 2009 and May 31, 2008, the Company recognized non-cash stock compensation expense of $3.4 million ($1.9 million after tax) and $2.4 million ($1.6 million after tax), respectively, net of a $1.2 million and $1.0 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.  Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. As of May 30, 2009 there was approximately $9.5 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 4.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period of 5 years.  As of May 30, 2009, 31.4% of outstanding options to purchase units had vested.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding June 2, 2007	367,000	$180.00

Options Issued	155,000	183.33
Options Forfeited	(90,000)	180.00
Options Cancelled	(20,000)	180.00

Options Outstanding May 31, 2008	412,000	$181.25

Options Issued	157,000	115.22
Options Forfeited	(68,000)	181.96
Options Cancelled	(12,500)	180.00

Options Outstanding May 30, 2009	488,500	$123.62

 Non-vested stock option unit transactions during Fiscal 2009 are summarized below:

		(in thousands)
	Number of Units	Weighted Average Grant Date Fair Value

Non-Vested Options Outstanding, May 31, 2008	315,000	$14,668

Granted	157,000	3,808

Vested	(56,300)	(2,290)

Forfeited	(68,000)	(3,239)

Cancellations	(12,500)	(509)

Non-Vested Options Outstanding, May 30, 2009	335,200	$12,438

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the plan as of May 30, 2009:

	Stock Option Units Outstanding		Option Units Exercisable
Exercise Prices	Number Outstanding At May 30, 2009	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at May 30, 2009	Weighted Average Remaining Contractual Life (Years)

$90.00	320,000	8.8	100,178	7.6
$180.00	154,500	7.8	39,122	5.9
$270.00	14,000	4.0	14,000	4.0
	488,500		153,300

The following table summarizes information about the stock options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Expected to Vest as of May 30, 2009
$90.00	286,707	8.8	$90.00
$180.00	139,214	7.8	$180.00
$270.00	14,000	4.0	$270.00
	439,921

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan in Fiscal 2009, Fiscal 2008 and Fiscal 2007:

	2009	2008	2007

Risk-Free Interest Rate	2.52 – 2.76%	3.63 – 3.79%	4.75%
Expected Volatility	49.06%	35.0%	70%
Expected Life (years)	7.3-8.7	6.6 – 7.9	4.5
Contractual Life (years)	10.0	10.0	10.0
Expected Dividend Yield	0.0%	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$ 90.00	$21.77	$73.85	$53.13
$ 180.00	$26.24	$46.81	$38.79
$ 270.00	$25.38	$36.83	$30.53

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value, as discussed in Note 8 to the Company’s Consolidated Financial Statements entitled “Goodwill,” resulting from changes in the Company’s business forecast, market conditions and changes in the fair value and book value of the Company’s debt.

Restricted Stock Grants

Under the Plan, the Company also has the ability to grant restricted stock units (“Units”).  Each Unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent.

During the fiscal year ended May 30, 2009, the Company granted 114,245 Units at a weighted average fair value per Unit of $48.32.   The fair value of each Unit granted is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of Units outstanding.    All Units granted are service-based awards.  The Company had two grants during Fiscal 2009.  The first grant totaling 7,500 Units was made in December in connection with the hiring of our new President and Chief Executive Officer.  It vests ratably over a three year service period.  The second grant, totaling 106,745 Units, was made to numerous members of management in April.  It vests 50% on the second anniversary of the grant and 50% on the third anniversary of the grant.  Following a change of control, as defined by the Plan, all unvested Units shall accelerate and vest as of the date of such change of control.

During the fiscal year ended May 30, 2009, the Company recorded $0.3 million of non-cash restricted stock compensation expense related to the grant of 114,245 Units, which is included in the line item “Selling and Administrative Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Loss.  As of May 30, 2009, there was approximately $5.0 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 2.9 years.  The service based Units are expensed on a straight-line basis over the requisite service period of three years.  At May 30, 2009, none of the outstanding Units were vested.

 15.           Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years.  The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal years	Operating Leases	Capital Leases

2010	$171,955	$2,556
2011	169,460	2,616
2012	159,273	2,646
2013	146,526	2,646
2014 and Thereafter	486,101	38,719
Total Minimum Lease Payments	1,133,315	49,183
Amount Representing Interest	-	(23,877)
Present Value of Minimum Lease Payments	$1,133,315	$25,306

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $46.6 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of rent expense:

	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007
Rent Expense:
Minimum Rental Payments	$170,134	$150,979	$134,104
Contingent Rental Payments	1,515	1,171	2,509
Straight-Line Rent Expense	7,358	6,768	9,431
Lease Incentives Amortization (Net)	(8,134)	(4,939)	(3,119)
Total Rent Expense	170,873	153,979	142,925

Less Sublease Income	(18,546)	(18,769)	(20,835)
Total Net Rent Expense	$152,327	$135,210	$122,090

16.           Employee Retirement Plans

The Company has a discretionary noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code (401(k) Plan).   Participation in the salary deferment feature is voluntary.  Employees may, up to certain prescribed limits, contribute to the 401(k) Plan and a portion of these contributions are matched by the Company (401(k) Plan Match).  Under the profit sharing feature, the Company's contribution to the plan is determined annually by the Board.  During Fiscal 2009 and Fiscal 2008, the Company’s Board of Directors determined that a discretionary contribution to the employee profit sharing plan for the plan years ended December 31, 2008 and December 31, 2007, respectively, would not be made.

During Fiscal 2009, the Company reversed $1.4 million of previously recorded 401(k) Plan Match expense. Under the Company’s 401(k) Plan, it is able to utilize monies recovered through forfeitures to fund some or all of the annual 401(k) Plan Match expense.  A forfeiture is the portion of the Company’s matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  The Company used $3.9 million of 401(k) Plan forfeitures during Fiscal 2009 to fund the entire 401(k) Plan Match for the 2008 401(k) Plan year.    As a result, the Company reversed 401(k) Plan Match expense in Fiscal 2009 that was actually charged in Fiscal 2008.  In addition, the Company has additional forfeiture monies in the 401(k) Plan that it expects to use to offset the 401(k) Plan Match for the 2009 401(k) Plan year.  As a result, the Company did not record any 401(k) Plan Match expense during Fiscal 2009.  During the fiscal years ended May 31, 2008 and June 2, 2007, the Company recorded $4.1 million and $3.8 million, respectively of 401(k) Plan Match expense.

17.  Restructuring and Separation Costs

The Company accounts for restructuring and separation costs in accordance with SFAS No. 146, “Accounting for Costs
Associated with Exit or Disposal Activities” (SFAS No. 146).  In accordance with SFAS No. 146, the Company recorded a liability for one-time benefit costs during the year ended May 30, 2009 related to the reduction of approximately 9% of the Company’s workforce and the separation of the Company’s former President and Chief Executive Officer (Former CEO) from the Company.

In an effort to better align the Company’s resources with its business objectives, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance. In light of the current challenging economic and retail sales environments, the Company executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of more than 2,300 positions in the Company’s corporate office and its stores during the third and fourth quarter of Fiscal 2009. These reductions, which were approximately 9% of the Company’s workforce, resulted in severance and related payroll tax charges during the year ended May 30, 2009 of approximately $2.8 million.

Additionally, on February 16, 2009, the Former CEO, entered into a separation agreement with the Company.  As part of his separation agreement, the Company paid the Former CEO’s salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement commenced.  The continuation payments will be paid out in bi-weekly installments through May 30, 2011.  The total amount of all continuation payments and other benefits payable to the Former CEO pursuant to the terms of his separation agreement is approximately $4.2 million, $2.4 million of which is non-cash stock compensation.

 The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Consolidated Balance Sheet:

(in thousands)
	May 31, 2008	Charges	Adjustments	Capital in Excess of Par Value	Cash Payments	May 30, 2009
Severance-Restructuring (a)	$-	3,035	(299)	-	(1,612)	$1,124
Severance-Separation Cost (b)	-	4,410	(194)	(2,426)	(182)	1,608
Total	$-	7,445	(493)	(2,426)	(1,794)	$2,732

(a) The balance as of May 30, 2009 is recorded in the line item "Other Current Liabilities" in the Company's Consolidated Balance Sheets.
(b) Approximately $0.9 million and $0.7 million of the balance as of May 30, 2009 are recorded in the line items "Other Current Liabilities" and "Other Liabilities," respectively.

18.           Income Taxes

Earnings (loss) before income taxes are as follows:

	(in thousands)
	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007

(Loss) earnings before income taxes	$(338,972)	$(74,274)	$(72,624)

Income tax expense (benefit) is as follows:

	(in thousands)
	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007
Current:
Federal	$(2,889)	$32,225	$33,558
State and Other	(394)	15,441	2,851

Subtotal	(3,283)	47,666	36,409

Deferred	(144,106)	(72,970)	(61,834)

Total income tax expense (benefit)	$(147,389)	$(25,304)	$(25,425)

The tax rate reconciliations are as follows:

	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007

Tax at statutory rate (%)	(35.0)	(35.0)	(35.0)
State income taxes, net of federal benefit	(7.8)	(1.0)	(5.3)
Change in valuation allowance	0.7	-	-
Capitalized acquisition costs		-	(3.4)
Other charges	(0.2)	0.5	1.3
Tax credits	(0.5)	(2.1)	(1.3)
Tax reserves – FIN 48 – Settlement of Audit	(0.7)	3.5	8.7

Effective tax rate (%)	(43.5)	(34.1)	(35.0)

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	May 30, 2009				May 31, 2008
Period Ended	Tax Assets			Tax Liabilities	Tax Assets	Tax Liabilities

Current deferred tax assets and liabilities:

Allowance for doubtful accounts		$249		$-	$254	$-
Compensated absences		1,729		-	2,011	-
Inventory costs and reserves capitalized for tax purposes		21,595		-	20,480	-
Insurance reserves		16,070		-	14,688	-
Prepaid items deductible for tax purposes				3,065	-	1,189
Sales return reserves		3,648		-	3,860	-
Reserve for lawsuits		1,745		-	841	-
Accrued interest (IRS audit settlement)		905		-	-	-
Prepaid items taxable for tax purposes		716		-	-	-
Unrealized gain/loss on investments		1,849		-	-	-
Deferred revenue		5,892		-	9,864	-
Employee benefit accrual		1,589		-	657	-
Other		36		-	-	90

Total Current deferred tax assets and liabilities		$56,023		$3,065	$52,655	$1,279
Non-Current deferred tax assets and liabilities:

Property and equipment basis adjustments	$			$113,404	$-	$94,080
Deferred rent		18,054		-	15,681	-
Pre-opening costs		391		-	1,343	-
Intangibles – Long-Lived				185,715	-	218,168
Intangibles – Indefinite-Lived			-	94,407	-	210,700
Employee benefit compensation		3,826		-	2,118	-
State net operating losses (net of federal benefit)		12,343		-	10,004	-
Valuation allowance (net of federal benefit)		(8,605)		-	(4,849)	-
Prepaid items taxable for tax purposes		1,572		-	-	-
Landlord allowances		29,209		-	24,221	-
Accrued interest		3,222		-	4,179	-
Other		7,150		-	5,653	-

Total non-current deferred tax assets and liabilities		$67,162		$393,526	$58,350	$522,948

Due to  the Company  having incurred three years of cumulative losses for financial statement purposes, management  performed an analysis of the deferred tax assets to assess whether significant positive evidence exists to demonstrate that it is more likely than not that they will be realized and to determine the appropriate level of valuation allowance necessary. In performing this analysis, management considered the fact that the Company has historically been in a federal taxable position, projected future taxable income, the expected timing of the reversal of existing deferred tax liabilities and deferred tax assets, and the prior year operating results excluding non-recurring items. Based on the available evidence, management has determined that it is more likely than not that all of the recorded deferred tax assets, with the exception of certain state net operating losses, will be realized in future periods; therefore no valuation allowances are necessary.

    As a result of the Merger Transaction in 2006, the Company incurred a change in ownership as defined by Section 382 of the Internal Revenue Code.  Section 382 imposes limitations on a corporation’s ability to utilize its net operating loss carryforwards if it experiences an “ownership change.” In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. The Company’s ability to utilize its state net operating loss carryforwards are subject to similar state income tax law restrictions.

The Company determined that, as of May 30, 2009 and May 31, 2008, a valuation allowance against a portion of the deferred tax assets associated with state net operating losses was appropriate. GAAP requires companies to weigh both positive and negative evidence in determining the need for a valuation allowance. Management determined that valuation allowances of $8.6 million and $4.8 million were required against the $12.3 million and $10.0 million of tax benefits associated with these state net operating losses. The increase in the Company’s valuation allowance was primarily attributable to the change in the projection of future state taxable income and the ability to utilize the net operating losses resulting from the state restructuring completed prior to the Merger Transaction.  The Company still believes that it is more likely than not that some amount of the benefit of the state net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with the Company's 2009 fiscal year. Commencing during Fiscal 2010, the provisions of SFAS 141R (as defined in Note 2 to the Company’s Consolidated Financial Statements entitled “Recent Accounting Pronouncements”) will be effective for the Company, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Consolidated Statements of Operations.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties)

Beginning balance at June 3, 2007 (date of adoption)	$44,778
Additions for tax positions of the current year	1,222
Additions for tax positions of prior years	109
Reductions for tax positions of prior years	(7,090)
Settlements	-
Lapse of statute of limitations	(1,016)

Ending balance at May 31, 2008	$38,003

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties)

Beginning balance at May 31, 2008	$38,003
Additions for tax positions of the current year	1,275
Additions for tax positions of prior years	147
Reductions for tax positions of prior years	(1,436)
Settlements	(12,706)
Lapse of statute of limitations	(155)

Ending balance at May 30, 2009	$25,128

  As of May 31, 2008, the Company reported total unrecognized benefits of $38.0 million, of which $8.3 million would affect the Company’s effective tax rate if recognized.  As a result of previous positions taken, the Company recorded $4.0 million of interest and penalties during Fiscal 2008 in the line item “Income Tax Benefit” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Cumulative interest and penalties of $16.6 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of May 31, 2008.   The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

 As of May 30, 2009, the Company reported total unrecognized benefits of $25.1 million, of which $9.1 million would affect the Company’s effective tax rate if recognized.  As a result of previous positions taken, the Company recorded a reduction of $7.2 million of interest and penalties during Fiscal 2009 in the line item “Income Tax Benefit” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.  Cumulative interest and penalties of $9.3 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of May 30, 2009    The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.  Within the next twelve months, the Company does not expect a material change in its FIN 48 liability.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is open to audit by the Internal Revenue Service (“IRS”) for fiscal years 2006 through 2008 under the applicable statutes of limitations.  The Company or its subsidiaries’ state income tax returns are open to audit for the fiscal years 2004 through 2008 under the applicable statutes of limitations. In March 2009, the IRS issued its revenue agent report detailing its proposed $10.4 million increase in the Company’s current tax liability for fiscal years 2004 and 2005.  The Company agreed to this settlement and currently expects that payment will be satisfied by July 2010.  In the interim, the Company has proposed providing a letter of credit to the IRS. As a result of this settlement, $13.4 million of federal income tax (inclusive of accrued interest) and $2.8 million of state income tax (inclusive of accrued interest) have been reclassified to long term income tax payable and current income tax payable, respectively.  The long term portion of the income tax payable is included in the line item “Other Liabilities” on the Company’s Consolidated Balance Sheets.

19.	Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157 which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The Company’s financial assets as of May 30, 2009 include cash equivalents, interest rate cap agreements, and investments in a money market fund.  The Company’s financial liabilities are discussed below.    The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair value of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  The fair value of the investment in the money market fund is determined by using quotes for similar assets in an active market.  As a result, the Company has determined that the significant majority of the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of May 30, 2009, the Company has recorded credit valuation adjustments of $0.6 million to the overall valuation of the Company's interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

(in thousands)
Fair Value Measurements at May 30, 2009

Assets:
Level 1
Cash equivalents (including restricted cash)	$2,707

Level 2
Interest rate cap agreements (a)	$8,324
Investment in Money Market Fund	$995

(a)
Included in “Other Assets” within the Company’s Consolidated Balance Sheets (refer to Note 10 of the Company’s Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

In September 2008, as part of the Company’s overnight cash management strategy, investments of $56.3 million were made into the Fund.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  To date, the Company has received distributions of $50.6 million and recorded losses of approximately $4.7 million.  As of May 30, 2009, $1.0 million is recorded in the line item “Investment in Money Market Fund” on the Company’s Consolidated Balance Sheet.  Refer to Note 4 to the Company’s Consolidated Financial Statements entitled “Investment in Money Market Fund” for further discussion regarding this investment.

Financial Liabilities

	(in thousands)
	May 30, 2009		May 31, 2008
	Carrying Amount (3)	Fair Value (3)	Carrying Amount (3)	Fair Value (3)
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2008 to April 15, 2014	$300,815	$218,091	$300,207	$222,372
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2008 to October 15, 2014	99,309	71,999	99,309	75,550
$900,000 Senior Secured Term Loan Facility, Libor plus 2.3% due in quarterly payments of $2,250 from August 30, 2008 to May 28, 2013.	870,750	612,428	872,807	676,425
$800,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance. (1)	150,307	150,307	181,600	181,600
Other Debt (2)	3,059	3,059	4,328	4,328

Total debt	$1,424,240	$1,055,884	$1,458,251	$1,160,275

(1) The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in 30 day increments) and its variable interest rate.
(2) Other debt includes the industrial revenue bonds and both promissory notes, as further described in Note 13 to the Company’s Consolidated Financial Statements
     entitled “Long-Term Debt.”
(3) Capital lease obligations are excluded from the table above.

As of May 30, 2009, the fair value of the Company’s debt, exclusive of capital leases, was $1,055.9 million compared to the carrying value of $1,424.2 million.  The fair values presented herein are based on pertinent information available to management as of the respective year end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

Due to the short term nature of the Company’s accounts receivable and accounts payable, the recorded value approximates fair value.

20.             Acquisition of Value City Leases and Other Purchased Lease Rights

Value City Leases

 On October 3, 2007, BCFWC entered into an Agreement to Acquire Leases and Lease Properties (Agreement) from  Retail Ventures, Inc., an Ohio corporation (RVI), together with its wholly-owned subsidiaries, Value City Department Stores LLC, an Ohio limited liability company (Value City or VCDS), and GB Retailers, Inc., a Delaware corporation (GB Retailers and, together with VCDS, the VCDS Tenants), and from Schottenstein Stores Corporation (SSC) and certain affiliates of SSC (collectively with SSC, the SSC Landlords). RVI, the VCDS Tenants and the SSC Landlords are collectively referred to as the “Value City Entities.”  As of the date the Agreement was signed, the aggregate purchase price to be paid by BCFWC for up to 24 leases was approximately $16.0 million subject to certain potential adjustments provided for in the Agreement.

During Fiscal 2009, the Company fulfilled its obligations with respect to the Value City Entities.  Of the original 24 leases that were contemplated in the transaction, the Company acquired 18 of them for a total purchase price of $9.0 million, inclusive of $0.7 million of related expenses.  Six of the locations were removed from the transaction in accordance with the Agreement.  Of the $9.0 million, $3.7 million was incurred during Fiscal 2009, which related to ten Value City leases, while $5.3 million was incurred during Fiscal 2008, which related to eight Value City leases.  Lease acquisition costs are included in the line item “Other Assets” in the Company’s Consolidated Balance Sheets and are amortized to rent expense over the term of the respective leases.

Other Lease Acquisition

During the twelve months ended May 31, 2008, the Company finalized the acquisition of a lease related to a location in Puerto Rico for a total purchase price of $1.5 million.   The lease acquisition cost is reflected in the line item “Other Assets” in the Company’s Consolidated Balance Sheets and is being amortized to rent expense over the lease term, which is 14 years.  The Company opened a store at this leased location in Fiscal 2009.

Additionally, the Company finalized the purchase of a lease related to a store in Connecticut for a total purchase price of $0.4 million.  The lease acquisition cost is also reflected in the line item “Other Assets” in the Company’s Consolidated Balance Sheets and will be amortized to rent expense over the lease term of approximately nine years.

21.           Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS No. 131).  The Company has identified operating segments at the store level. However, each stores’ operating performance has been aggregated into one reportable segment.  Each store meets the aggregation criteria set forth in SFAS No. 131.  The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products, nature of production processes and distribution methods.  Revenues from customers are derived from merchandise sales and the Company does not rely on any major customers as a source of revenue.

22.           Commitments and Contingencies

Legal

The Company establishes reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $4.4 million and $2.1 million as of May 30, 2009 and May 31, 2008, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements.  However, there can be no assurances to this effect.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of May 30, 2009, the Company committed to eight new lease agreements (exclusive of three relocations) for locations at which stores are expected to be opened in Fiscal 2010.  The eight new stores are expected to have minimum lease payments of $2.7 million, $3.9 million, $4.6 million, $4.6 million, and $31.6 million during the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and June 1, 2013, and all subsequent years thereafter, respectively.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $53.7 million and $52.5 million to guarantee payment and performance under certain leases, insurance contracts, debt agreements and utility agreements as of May 30, 2009 and May 31, 2008, respectively.  Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $246.3 million as of May 30, 2009.

Among the letters of credit outstanding at the end of each of Fiscal 2009 and Fiscal 2008 was a letter of credit in the amount of  $2.4 million and $3.4 million at May 30, 2009 and May 31, 2008, respectively, guaranteeing the Company’s Industrial Revenue Bonds.  The Company also has outstanding letters of credit arrangements in the aggregate amount of $7.6 million and $16.2 million at May 30, 2009 and May 31, 2008, respectively, related to certain merchandising agreements.

Severance and Separation

 During the year ended May 30, 2009, the Company entered into certain severance and separation agreements which require it to make payments to certain former employees.  These obligations resulted in a charge during Fiscal 2009 of approximately $7.0 million.  Approximately $2.8 million of this charge related to the reduction of approximately 2,300 positions in the Company's corporate office and its stores.  As of May 30, 2009 approximately $1.1 million of the previously mentioned $2.8 million charge remains to be paid, the majority of which will be paid by April of 2010.

 Additionally, $4.2 million of the charge recorded during the year ended May 30, 2009 relates to the separation of the  Former CEO from the Company ($2.4 million of which represents non-cash stock compensation incurred by the Company).  As of May 30, 2009, $1.6 million of this liability remains to be paid.  The Company expects to make payments related to this charge in bi-weekly installments through May 30, 2011.

Purchase Orders

The Company had $597.6 million of purchase commitments related to goods or services that were not received as of May 30, 2009.  The Company expects to settle over 99% of this amount during Fiscal 2010.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s executives whereby upon each of their deaths, the Company will pay $1.0 million to the respective designated beneficiary.

23.           Related Party Transactions

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provides management, consulting, financial and other advisory services.  Pursuant to the agreement, Bain Capital is paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of each financing, acquisition, disposition or change of control or similar transaction by or involving the Company.  Fees paid to Bain Capital amounted to $4.7 million, $4.3 million and $4.1 million for Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively, and are included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Loss.   The Advisory Agreement has a 10-year initial term, and is thereafter subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control of the Company.  If the Advisory Agreement is terminated early, Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term.

As of May 30, 2009 and May 31, 2008, the Company had $0.3 million of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheets.

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

Dividends equal to $3.0 million, $0.7 million and $0.1 million were paid during the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively, to Parent in order to repurchase capital stock of the Parent from executives who left the Company, which are permissible under our debt agreements.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands, except share data)

	As of May 30, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$1,788	$24,022	$-	$25,810
Restricted Cash and Cash Equivalents	-	-	2,622	-	2,622
Investments	-	-	995	-	995
Accounts Receivable	-	18,286	7,182	-	25,468
Merchandise Inventories	-	564	641,269	-	641.833
Deferred Tax Assets	-	15,186	37,772	-	52,958
Prepaid and Other Current Assets	-	16,142	13,905	-	30,047
Prepaid Income Taxes	-	4,359	1,890	-	6,249
Assets Held for Disposal	-	-	2,717	-	2,717

Total Current Assets	-	56,325	732,374	-	788,699

Property and Equipment—Net of Accumulated Depreciation	-	55,503	840,324	-	895,827
Tradenames	-	238,000	-	-	238,000
Favorable Leases—Net of Accumulated Amortization	-	-	477,572	-	477,572
Goodwill	-	47,064	-	-	47,064
Other Assets	135,065	1,575,940	33,096	(1,657,895)	86,206

Total Assets	$135,065	$1,972,832	$2,083,366	$(1,657,895)	$2,533,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$-	$229,757	$-	$-	$229,757
Income Taxes Payable	-	14,798	3,302	-	18,100
Other Current Liabilities	-	156,849	58,278	-	215,127
Current Maturities of Long Term Debt	-	9,000	1,795	-	10,795

Total Current Liabilities	-	410,404	63,375	-	473,779

Long Term Debt	-	1,312,872	125,879	-	1,438,751
Other Liabilities	-	16,317	153,092	(10,000)	159,409
Deferred Tax Liability	-	98,174	228,190	-	326,364

Commitments and Contingencies

Stockholders’ Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	463,495	463,495	1,094,128	(1,557,623)	463,495
Accumulated Deficit	(328,430)	(328,430)	418,702	(90,272)	(328,430)
Total Stockholders’ Equity	135,065	135,065	1,512,830	(1,647,895)	135,065
Total Liabilities and Stockholders’ Equity	$135,065	$1,972,832	$2,083,366	$(1,657,895)	$2,533,368

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands, except share data)

	As of May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,114	$35,987	$-	$40,101
Restricted Cash and Cash Equivalents	-	-	2,692	-	2,692
Accounts Receivable	-	20,930	6,207	-	27,137
Merchandise Inventories	-	1,354	718,175	-	719,529
Deferred Tax Assets	-	14,222	37,154	-	51,376
Prepaid and Other Current Assets	-	11,581	13,397	-	24,978
Prepaid Income Taxes	-	935	2,929	-	3,864
Assets Held for Disposal	-	-	2,816	-	2,816

Total Current Assets	-	53,136	819,357	-	872,493

Property and Equipment—Net of Accumulated Depreciation	-	58,906	860,629	-	919,535
Tradenames	-	526,300	-	-	526,300
Favorable Leases—Net of Accumulated Amortization	-	-	534,070	-	534,070
Goodwill	-	42,775	-	-	42,775
Other Assets	323,524	1,705,185	21,025	(1,980,415)	69,319

Total Assets	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$-	$337,040	$-	$-	$337,040
Income Taxes Payable	-	4,256	1,548	-	5,804
Other Current Liabilities	-	128,597	110,269	-	238,866
Current Maturities of Long Term Debt	-	2,057	1,596	-	3,653

Total Current Liabilities	-	471,950	113,413	-	585,363

Long Term Debt	-	1,352,557	127,674	-	1,480,231
Other Liabilities	-	17,550	103,226	(10,000)	110,776
Deferred Tax Liability	-	220,721	243,877	-	464,598
Commitments and Contingencies
Stockholders’ Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	457,371	457,371	1,352,271	(1,809,642)	457,371
Accumulated Deficit	(133,847)	(133,847)	294,620	(160,773)	(133,847)
Total Stockholders’ Equity	323,524	323,524	1,646,891	(1,970,415)	323,524
Total Liabilities and Stockholders’ Equity	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(All amounts in thousands)

	For the Year Ended May 30, 2009
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$3,012	$3,538,969	$-	$3,541,981
Other Revenue	-	(319)	29,705	-	29,386

	-	2,693	3,568,674	-	3,571,367

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	3,036	2,196,730	-	2,199,766
Selling and Administrative Expenses	-	153,436	961,812	-	1,115,248
Restructuring and Separation Costs	-	3,259	3,693	-	6,952
Depreciation and Amortization	-	36,690	133,252	-	169,942
Interest Expense	-	75,687	16,694	-	92,381
Impairment Charges – Long-Lived Assets	-	-	37,498	-	37,498
Impairment Charges - Tradenames	-	294,550	-	-	294,550
Other Income, Net	-	(5,452)	(546)	-	(5,998)
Equity in Earnings (Loss) of Subsidiaries	191,583	(124,082)	-	(67,501)	-

	191,583	437,124	3,349,133	(67,501)	3,910,339
(Loss) Income Before (Benefit) Provision for Income Tax	(191,583)	(434,431)	219,541	67,501	(338,972)
(Benefit from) Provision for Income Tax	-	(242,848)	95,459	-	(147,389)

Net Income (Loss)	$(191,583)	$(191,583)	$124,082	$67,501	$(191,583)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(All amounts in thousands)

	For the Year Ended May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$3,890	$3,389,527	$-	$3,393,417
Other Revenue	-	470	30,086	-	30,556

	-	4,360	3,419,613	-	3,423,973

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,550	2,092,814	-	2,095,364
Selling and Administrative Expenses	-	147,701	943,128	-	1,090,829
Depreciation and Amortization Expense	-	34,600	142,375	-	176,975
Interest Expense	-	105,759	16,925	-	122,684
Impairment Charges – Long-Lived Assets	-	-	25,256	-	25,256
Other Income, Net	-	(4,782)	(8,079)	-	(12,861)
Equity in Earnings (Loss) of Subsidiaries	48,970	(136,603)	-	87,633	-
	48,970	149,225	3,212,419	87,633	3,498,247

Income (Loss) Before Provision (Benefit) for Income Tax	(48,970)	(144,865)	207,194	(87,633)	(74,274)
Provision for (Benefit from) Income Tax	-	(95,895)	70,591	-	(25,304)

Net Income (Loss)	$(48,970)	$(48,970)	$136,603	$(87,633)	$(48,970)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Loss
(All amounts in thousands)

	For the Year Ended June 2, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$4,470	$3,398,937	$-	$3,403,407
Other Revenue	-	5,476	32,762	-	38,238

	-	9,946	3,431,699	-	3,441,645

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,785	2,122,375	-	2,125,160
Selling and Administrative Expenses	-	160,324	902,144	-	1,062,468
Depreciation and Amortization	-	34,999	139,088	-	174,087
Interest Expense	-	120,134	14,179	-	134,313
Impairment Charges – Long-Lived Assets	-	-	24,421	-	24,421
Other Income, Net	-	(2,501)	(3,679)	-	(6,180)
Equity in Earnings (Loss) of Subsidiaries	47,199	(151,540)	-	104,341	-

	47,199	164,201	3,198,528	104,341	3,514,269
Income (Loss) Before Provision (Benefit) for Income Tax	(47,199)	(154,255)	233,171	(104,341)	(72,624)
Provision for (Benefit from) Income Tax	-	(107,056)	81,631		(25,425)

Net Income (Loss)	$(47,199)	$(47,199)	$151,540	$(104,341)	$(47,199)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended May 30, 2009

	Holdings		BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-		$74,536	$97,760	$-	$172,296

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-		(31,025)	(98,932)	-	(129,957)
Change in Restricted Cash and Cash Equivalents		-	-	70	-	70
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	-		-	369	-	369
Lease Acquisition Costs	-		-	(3,978)	-	(3,978)
Redesignation of Cash Equivalents to Investment in Money Market Fund	-		-	(56,294)	-	(56,294)
Redemption of Investment in Money Market Fund	-		-	50,637	-	50,637
Purchase of Tradename Rights	-		(6,250)	-	-	(6,250)
Other	-		123	-	-	123

Net Cash Used in Investing Activities	-		(37,152)	(108,128)	-	(145,280)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt - ABL Line of Credit	-		857,051	-	-	857,051
Principal Payments on Long-Term Debt		-	-	(1,597)	-	(1,597)
Principal Payment on Long-Term Debt – Term Loan	-		(2,057)	-	-	(2,057)
Principal Payment on Long-Term Debt - ABL Line of Credit	-		(888,344)	-	-	(888,344)
Purchase of Interest Rate Cap Contract	-		(3,360)	-	-	(3,360)
Payment of Dividends	(3,000)		(3,000)	-	3,000	(3,000)
Receipt of Dividends	3,000		-	-	(3,000)	-

Net Cash Used in Financing Activities	-		(39,710)	(1,597)	-	(41,307)

Decrease in Cash and Cash Equivalents	-		(2,326)	(11,965)	-	(14,291)
Cash and Cash Equivalents at Beginning of Period	-		4,114	35,987	-	40,101

Cash and Cash Equivalents at End of Period	$-		$1,788	$24,022	$-	$25,810

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by (Used in) Operations	$-	$4,136	$93,841	$-	$97,977

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(30,012)	(65,603)	-	(95,615)
Proceeds from Sale of Assets Held for Disposal	-	-	2,429	-	2,429
Lease Acquisition Costs	-	-	(7,136)	-	(7,136)
Change in Restricted Cash and Cash Equivalents	-	-	61	-	61
Other	-	(52)	-	-	(52)

Net Cash Used in Investing Activities	-	(30,064)	(70,249)	-	(100,313)

FINANCING ACTIVITIES
Proceeds from ABL Line of Credit	-	685,655	-	-	685,655
Principal Payments on Long Term Debt	-	-	(1,448)	-	(1,448)
Principal Payment on Long Term Loan	-	(11,443)	-	-	(11,443)
Principal Payment on ABL Line of Credit	-	(663,056)	-	-	(663,056)
Purchase of Interest Rate Cap Contract	-	(424)	-	-	(424)
Payment of Dividends	(725)	(725)	-	725	(725)
Receipt of Dividends	725	-	-	(725)	-

Net Cash Provided by (Used in) Financing Activities	-	10,007	(1,448)	-	8,559

Increase (Decrease) in Cash and Cash Equivalents	-	(15,921)	22,144	-	6,223
Cash and Cash Equivalents at Beginning of Period	-	20,035	13,843	-	33,878

Cash and Cash Equivalents at End of Period	$-	$4,114	$35,987	$-	$40,101

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended June 2, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-	$55,229	$40,787	$-	$96,016

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(17,453)	(51,735)	-	(69,188)
Proceeds Received from Sales of Assets	-	-	4,669	-	4,669
Proceeds Received from Sale of Partnership Interest	-		850	-	850
Change in Restricted Cash and Cash Equivalents	-	-	11,063	-	11,063
Investing Activity – Other	-	(67)	82	-	15

Net Cash Used in Investing Activities	-	(17,520)	(35,071)	-	(52,591)

FINANCING ACTIVITIES
Proceeds from ABL	-	649,655	-	-	649,655
Principal Payments on Long Term Debt	-	-	(1,384)	-	(1,384)
Principal Payments on Long Term Loan	-	(13,500)	-	-	(13,500)
Principal Payments on ABL	-	(702,894)	-	-	(702,894)
Equity Investment	-	300	-	-	300
Receipt of Dividends	100	-	-	(100)	-
Payment of Dividends	(100)	(100)	-	100	(100)

Net Cash Used in Financing Activities	-	(66,539)	(1,384)	-	(67,923)

Increase (Decrease) in Cash and Cash Equivalents	-	(28,830)	4,332	-	(24,498)
Cash and Cash Equivalents at Beginning of Period	-	48,865	9,511	-	58,376

Cash and Cash Equivalents at End of Period	$-	$20,035	$13,843	$-	$33,878

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts (1)	Accounts Written Off or Deductions (2)	Balance at End of Period

Successor:
Year ended May 31, 2009
Allowance for doubtful accounts	$634	$2,834	$-	$2,839	$629
Sales reserves	$6,400	$-	$239,511	$239,750	$6,161
Year ended May 31, 2008
Allowance for doubtful accounts	$969	$2,977	$-	$3,312	$634
Sales reserves	$5,500	$-	$223,336	$222,436	$6,400
Year ended June 2, 2007
Allowance for doubtful accounts	$199	$2,826	$-	$2,056	$969
Sales reserves	$1,900	$-	$165,932	$162,332	$5,500

Notes:
(1)	Charged to merchandise sales.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 30, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 30, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

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

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of May 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of May 30, 2009, our internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended May 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information

None.

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

Joshua Bekenstein—Director.  Mr. Bekenstein, 51, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee.  Mr. Bekenstein is currently a Managing Director of Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Bright Horizons Family Solutions, Dollarama, Michaels Stores, Toys “R” Us and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.

Jordan Hitch—Director.  Mr. Hitch, 42, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee.  Mr. Hitch is currently a Managing Director of Bain Capital, having joined the firm in 1997. Mr. Hitch serves as a board member of Bombardier Recreational Products, Guitar Center and MC Communications. Prior to joining Bain Capital, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch received an M.B.A., with distinction, from the University of Chicago Graduate School of Business and a B.S. in Mechanical Engineering from Lehigh University.

 Thomas A. Kingsbury – President, Chief Executive Officer and Director.  Mr. Kingsbury, 56, has served as our President and Chief Executive Officer, and on our Board of Directors, since December 2008.   Prior to joining us, Mr. Kingsbury served as Senior Executive Vice President—Information Services, E-Commerce, Marketing and Business Development of Kohl’s Corporation from August 2006 to December 2008.   Prior to joining Kohl’s, Mr. Kingsbury served in various management positions with The May Department Stores Company commencing in 1976 and as President and Chief Executive Officer of the Filene’s division since February 2000.   Mr. Kingsbury received a BBA degree from the University of Wisconsin-Madison.

John Tudor—Director.  Mr. Tudor, 39, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as the Chairman of our Audit Committee.  Mr. Tudor is currently a Principal of Bain Capital, having joined the firm in 2000. Mr. Tudor serves as a board member of Edcon Holdings (Pty) Limited and Guitar Center.  Prior to joining Bain Capital, Mr. Tudor was a consultant at the Monitor Group. Mr. Tudor received an M.B.A. from Harvard Business School, where he was a Baker Scholar. He is a graduate of the University of Cape Town in South Africa, and the University of Oxford in the United Kingdom, where he was a Rhodes Scholar.

Mark Verdi—Director.  Mr. Verdi, 43, has served as a member of our Board of Directors since October 2007 and currently serves as a member of our Audit Committee.  Mr. Verdi is currently a Managing Director in the Portfolio Group of Bain Capital, having joined the firm in 2004. Mr. Verdi serves on the board of managers of OSI Restaurant Partners.  Prior to joining Bain Capital, Mr. Verdi worked at IBM Global Services from 2001 to 2004.  From 1996 to 2001, Mr. Verdi served as Senior Vice President of Finance and Operations and a member of the board of directors of Mainspring, Inc., a publicly held strategy consulting firm.  From 1988 to 1996, Mr. Verdi held various positions at PricewaterhouseCoopers.  Mr. Verdi received an M.B.A. from Harvard Business School and a B.S. from the University of Vermont.

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

Governance of the Company

 Our business, property and affairs are managed by, or under the direction of, our Board of Directors.  In connection with the Merger Transaction, Parent entered into a Stockholders Agreement, dated as of April 13, 2006, with its stockholders, including funds associated with Bain Capital and certain management personnel (Stockholders Agreement).  Pursuant to the Stockholders Agreement, each holder of Management Shares and Investor Shares (as each term is defined in the Stockholders Agreement) agrees to cast all votes to which such holder is entitled in respect of such shares:

•	To fix the number of members of Parent’s board of directors at such number as may be specified from time to time by the holders of a majority of the Investor Shares; and

•	To elect members of Parent’s board of directors as follows:

o	one individual nominated by Bain Capital Fund IX, LLC; and

o	for the remaining members of Parent’s board of directors, such individuals nominated by the holders of a majority of the Investor Shares.

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

Audit Committee

Our Board of Directors has a separately designated audit committee consisting of Messrs. Tudor (Chairman) and Verdi. Our Board of Directors has determined that each of its members is financially literate.  However, as we are now privately held and controlled by affiliates of Bain Capital, our Board of Directors has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.

Identification of Our Executive Officers

Our executive officers have been elected to their respective offices by our Board of Directors.  Set forth below is the biographical information for each of our current executive officers (other than Mr. Kingsbury, our President and Chief Executive Officer, and a member of our Board of Directors, whose biographical information is set forth above under the caption entitled “Identification of Our Directors”), including age and business experience:

Charles Guardiola—Executive Vice President – Supply Chain.  Mr. Guardiola, 45, has served as our Executive Vice President – Supply Chain since February 2009.  From November 2007 through February 2009, Mr. Guardiola served as our Senior Vice President – Supply Chain.   Prior to joining us, Mr. Guardiola served as Senior Vice President-Global Logistics of Williams Sonoma from 2005 to November 2007. From 2004 to 2005, Mr. Guardiola served as Divisional Vice President-Logistics of Sears Holding Corp.  Prior to that, Mr. Guardiola was Director-Supply Chain Solutions from 2002 to 2004, and Managing Director from 2001 to 2002, of Siemens Ltd. in Sao Paulo, Brazil, S.A.  Mr. Guardiola was Vice President of Retail Logistics and Supply Chain Strategies for Payless ShoeSource, Inc. from 2000-2001, Vice President of Distribution Centers from 1997-2000, Director of Distribution Center Operations from 1995 to 1997, Director of Technical Services and Engineering from 1988 to 1994, and held various other positions throughout that company from 1982 to 1988.  Mr. Guardiola holds a masters degree in international logistics from the Georgia Institute of Technology.

Fred Hand—Executive Vice President – Stores.  Mr. Hand, 45, has served as our Executive Vice President – Stores since February 2008.  Prior to joining us, Mr. Hand served as Senior Vice President, Group Director of Stores of Macy’s, Inc. from March 2006 to February 2008.  From 2001 to 2006, Mr. Hand served as Senior Vice President, Stores and Visual Merchandising of Filene's Department Stores.  Mr. Hand held various other positions at the May Department Stores Company from 1991 to 2001, including Area Manager, General Manager, and Regional Vice President.

           Marc Katz— Executive Vice President and Chief Accounting Officer.  Mr. Katz, 44, joined us in July 2008 as our Executive Vice President and Chief Accounting Officer. Prior to joining us, Mr. Katz served as Executive Vice President and Chief Financial Officer of A.C. Moore Arts & Crafts, Inc., a specialty retailer of arts, crafts and floral merchandise, from September 2006 to June 27, 2008.  From May 2003 to September 2006, Mr. Katz was Senior Vice President and Chief Information Officer of Foot Locker, Inc., a specialty retailer of athletic footwear, apparel and related items.  Mr. Katz served as Vice President and Chief Information Officer of Foot Locker from July 2002 to May 2003.  From 1997 to 2002, Mr. Katz served in the following capacities at the financial services center of Foot Locker: Vice President and Controller from July 2001 to July 2002; Controller from December 1999 to July 2001; Retail Controller from October 1997 to December 1999; and Director of Inventory Control from June 1997 to October 1997. Prior to his employment with Foot Locker, Mr. Katz served for eight years in various financial positions at The May Department Stores Company, an operator of department store chains.  Mr. Katz received an M.B.A. from Saint Louis University and a Bachelor’s Degree in Business Administration from the University of Missouri – St. Louis.

Todd Weyhrich—Executive Vice President and Chief Financial Officer.  Mr. Weyhrich, 46, has served as our Executive Vice President and Chief Financial Officer since November 2007.  From the commencement of his employment with us in August 2007 through November 2007, Mr. Weyhrich served as our Chief Accounting Officer and interim Chief Financial Officer.  Prior to joining us, Mr. Weyhrich served as Chief Financial Officer of Arby’s Restaurant Group, Inc. from May 2004 to June 2006.   From February 2003 to April 2004, he served as Senior Vice President – Merger Integration of The Sports Authority and served as Senior Vice President – Controller and Logistics of The Sports Authority from February 2001 to February 2003.  Prior to that, Mr. Weyhrich was Senior Vice President – Finance from 2000 to 2001 and Vice President – Controller from 1995 to 2000 of Pamida Holdings Corporation, which became a wholly-owned subsidiary of ShopKo Stores, Inc. in July 1999.  Prior to that, Mr. Weyhrich served in various capacities, most recently as Audit Senior Manager, with Deloitte & Touche LLP from 1985 to 1995.  Mr. Weyhrich received a Bachelors Degree in Business Administration from Wayne State College in Wayne, Nebraska.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, none of our directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended May 30, 2009 (Fiscal 2009).

Item 11.   Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our most highly compensated executive officers as of May 30, 2009 (collectively our named executive officers).

Setting Named Executive Officer Compensation

    Currently comprised of Messrs. Hitch and Bekenstein, the Compensation Committee (Committee) of our Board of Directors is tasked with discharging our Board of Directors’ responsibilities related to oversight of the compensation of our named executive officers and ensuring that our executive compensation program meets our corporate objectives.

The Committee (and, in some cases, our entire Board of Directors) makes decisions regarding salaries, annual bonuses and equity incentive compensation for our named executive officers. The Committee is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our named executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this review and evaluation, as well as on input from our chief executive officer regarding the performance of our other named executive officers and his recommendations as to their compensation, the Committee, as authorized by our Board of Directors, determines and approves our named executive officers’ compensation. The Committee also administers our incentive compensation and certain benefit plans. Our named executive officers do not play a role in their own compensation determinations.

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

•	tie a significant portion of each named executive officer’s compensation to our financial performance; and

•	promote and reward the achievement of objectives that our Board of Directors believe will lead to long-term growth in shareholder value.

New Members of Our Management Team

New members of our management team include Messrs. Weyhrich, Guardiola and Hand, each of whom joined us in Fiscal 2008, and Messrs. Kingsbury and Katz, each of whom joined us in Fiscal 2009, in line with our overall goal of attracting superior talent. Consequently, the process for determining the compensation of Messrs. Kingsbury, Weyhrich, Guardiola, Hand and Katz was significantly influenced by our need to attract new and additional talent.

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

Mix of Total Compensation

In regard to the allocation of the various pay elements within the total compensation program, no formula or specific weightings or relationships are used. Cash compensation includes base salary and annual incentive awards which, for our named executive officers, are targeted to a percentage of base salary to emphasize performance-based compensation, rather than salaries or other forms, which are fixed compensation. Perquisites and other types of non-cash benefits are used on a limited basis and, other than certain relocation expenses reimbursed by us, represent only a small portion of total compensation for our named executive officers. Equity compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program and are not performance-based.

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

Messrs. Kingsbury and Katz were hired by us during Fiscal 2009, and each of Messrs. Guardiola, Hand and Weyhrich were hired by us during Fiscal 2008.  Accordingly, their initial base salaries were determined through the “executive search firm” process described above under the caption entitled “New Members of Our Management Team.”  Effective as of November 2007, Mr. Weyhrich received an increase in salary of $100,000 from $350,000 to $450,000 to reflect his promotion to Chief Financial Officer.  Mr. Weyhrich was appointed as our Chief Financial Officer in November 2007 after having served as our interim Chief Financial Officer since the commencement of his employment with us in August 2007.  The base salary of Mr. Nesci was originally established pursuant to his employment agreement with us, based on the scope of his responsibilities.  The base salaries of each of our named executive officers in fiscal years after the fiscal year in which they were hired are subject to annual review by the Committee.

The Committee reviewed the annual base salary rates for Messrs. Guardiola, Hand, Moore, Nesci and Weyhrich for the fiscal year ended May 31, 2008 (Fiscal 2008) and, pursuant to this review, determined that the salaries of Messrs. Guardiola, Hand, Nesci and Weyhrich were generally appropriate for the position and responsibilities assigned to each named executive officer at that time and should not be increased for Fiscal 2009.  Based upon certain individual achievements during Fiscal 2008, the Committee determined that the base salary of Mr. Moore should be increased to $515,000 for Fiscal 2009.

In February 2009, Mr. Guardiola received an increase in salary of $50,000 from $350,000 to $400,000 to reflect his promotion from Senior Vice President – Supply Chain to Executive Vice President – Supply Chain.

Annual Incentive Awards

Annual incentive awards are an important part of the overall compensation we pay our named executive officers. Unlike base salary, which is fixed, annual incentive awards are paid only if specified performance levels are achieved during the fiscal year. We believe that annual incentive awards encourage our named executive officers to focus on specific short-term business and financial goals. Our named executive officers are eligible to receive annual cash incentive awards under our annual Management Incentive Bonus Plan (Bonus Plan).

               For Fiscal 2009, our named executive officers (other than Mr. Kingsbury) had an annual incentive award target of up to 50% of their base salary under the Bonus Plan.  Mr. Kingsbury had an annual incentive award target of up to 100% of his base salary under the Bonus Plan for Fiscal 2009.  Each named executive officer’s annual incentive target was weighted 100% on our Adjusted EBITDA results. We believe that weighting annual incentive targets in this way more closely aligns the named executive officer’s interests with our stockholders’ interests, as we believe that Adjusted EBITDA is a more accurate indicator of our financial performance. We calculate Adjusted EBITDA, for this purpose, as earnings before interest, tax, depreciation and amortization with certain adjustments.

Our Adjusted EBITDA target is determined through our annual financial planning process, and this financial plan is presented to our Board of Directors for approval.  Our Adjusted EBITDA target for Fiscal 2009 was $294.9 million.

Achievement at the target Adjusted EBITDA would result in a payout at the target level (i.e., 100% of Mr. Kingsbury’s base salary and 50% of each other named executive officer’s base salary).  If Adjusted EBITDA performance is less than the established Adjusted EBITDA target but greater than a predetermined threshold Adjusted EBITDA, each named executive officer would be eligible for an incentive bonus equivalent to a fractional share of his target bonus determined by the proportion of the Adjusted EBITDA achieved in relation to target Adjusted EBITDA.  If Adjusted EBITDA is greater than target Adjusted EBITDA, each named executive officer would be eligible for the target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the Adjusted EBITDA target (not subject to any maximum amount).  If Adjusted EBITDA is less than the threshold Adjusted EBITDA, no bonus will be earned by any named executive officer.   Notwithstanding the foregoing formulas, the Committee has (but did not choose with respect to Fiscal 2009 to exercise) the discretion to pay more or less than the formula amount to any named executive officer.

           During the first quarter of 2010, the Committee assessed our corporate performance against the threshold Adjusted EBITDA level and the target Adjusted EBITDA level established under the Bonus Plan.  As described under the caption entitled “Liquidity and Capital Resources” in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report, our actual Adjusted EBITDA for Fiscal 2009 was $294.8 million.  After giving effect to three specific adjustments not contemplated by our original Fiscal 2009 financial plan but approved by our Board of Directors, the target Adjusted EBITDA level for Fiscal 2009 was exceeded by approximately 1% and, as such, awards were granted under the Bonus Plan based on $298.2 million of Adjusted EBITDA.   As Adjusted EBITDA exceeded target Adjusted EBITDA, each named executive officer received his target bonus plus an additional bonus payment equivalent to 7.21% of his target bonus in accordance with the terms of the Bonus Plan.  The Bonus Plan awards actually paid to Messrs. Kingsbury, Guardiola, Hand, Katz and Weyhrich are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table below.  The Bonus Plan awards actually paid to Messrs. Nesci and Moore are reported in the “All Other Compensation” column of the Summary Compensation Table.  The Grants of Plan-Based Awards table below shows the threshold and target Bonus Plan awards that each of our named executive officers was eligible to receive with respect to Fiscal 2009.

Although we did not meet our threshold EBITDA level in Fiscal 2008 (and, as such, no awards were granted under the Bonus Plan for Fiscal 2008), our employment agreements with each of Messrs. Weyhrich, Guardiola, Hand and Moore provide for the payment of guaranteed bonuses in lieu of direct participation in the Bonus Plan for Fiscal 2008.  In the judgment of the Committee, these payments were appropriate for each named executive officer’s position and were instrumental to our successful recruiting of them.

Long-Term Incentives

We believe that long-term incentives are a component of compensation that helps us to attract and retain our named executive officers. These incentives also align the financial rewards paid to our named executive officers with our long-term performance, thereby encouraging our named executive officers to focus on long-term goals. We offer long-term incentives under our 2006 Management Incentive Plan (Incentive Plan) which Parent adopted concurrently with the Merger Transaction.  Under the Incentive Plan, named executive officers (as well as other key employees) are eligible to receive restricted common stock of Parent or stock options to purchase Parent’s common stock.  Awards of restricted stock and stock options under the Incentive Plan generally are expressed in terms of “units.”  Each unit consists of nine shares of Class A Common Stock of Parent (Class A Stock) and one share of Class L Common Stock of Parent (Class L Stock).  Awards granted under the Incentive Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent common stock.  More detail about the stock options and restricted stock granted to our named executive officers (including the vesting provisions related to these grants) are set out in the tables that follow this discussion.

Options

            Upon commencement of their employment with us, Messrs. Kingsbury, Weyhrich, Hand, Guardiola, Katz and Moore received options to purchase 100,000, 12,500, 10,000, 10,000, 10,000 and 40,000 units under the Incentive Plan, respectively.  In April 2006, Mr. Nesci received 70,000 options to purchase units under the Incentive Plan.   As provided for under his employment agreement with us, Mr. Weyhrich received options to purchase an additional 7,500 units concurrently with his elevation to Chief Financial Officer in November 2007.   Messrs. Hand and Guardiola each received on April 13, 2009, and Mr. Katz received on July 22, 2009, options to purchase an additional 10,000 units.  As a result of the cessation of his employment with us on April 28, 2009, all of Mr. Moore’s options (none of which had vested on or before such date) were immediately forfeited as of such date.  Pursuant to the terms of his separation agreement with us, Mr. Nesci forfeited 28,000 of his options on February 16, 2009.

           The amounts of each named executive officer’s option awards were based on their position with us and the total target compensation packages deemed appropriate for their positions.  The Committee concluded that these awards were reasonable and consistent with the nature of the individuals’ responsibilities.

    Options granted to our named executive officers prior to April 2009 under the Incentive Plan are exercisable in three tranches; options granted to our named executive officers from and after April 2009 under the Incentive Plan are exercisable in two tranches.  Grants are made at or above fair market value, and the tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to encourage long-term performance by tying the value of the options to long-term increases in the value of Parent’s common stock.  Option awards vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years.  All options become exercisable upon a change of control and, unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option agreement provides a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or Mr. Kingsbury resigns with good reason), units issued upon the exercise of vested options will be callable under our Stockholders Agreement (except with respect to Mr. Nesci, whose separation agreement provides that any shares of Class L Stock or Class A Stock that he may subsequently acquire as a result of any option exercise are not callable under the Stockholders Agreement) and unexercised vested options will be exercisable for a period of 60 days (except with respect to Mr. Nesci, whose separation agreement provides that the final exercise date for all options granted to Mr. Nesci is the later of February 16, 2013 or the second anniversary of the date on which Mr. Nesci’s role as senior advisor to the Parent’s Board of Directors is terminated (provided, however, that in no event may such date be later than April 13, 2016)).  The final exercise date for any option granted is the tenth anniversary of the grant date.

    On April 24, 2009, our Board of Directors approved amendments to all outstanding option agreements between us and our employees, including our named executive officers, to exchange eligible options on a one-for-one basis for replacement options and re-price certain options to a lower exercise price.  All then-current employees who previously received options were permitted to exchange options with an exercise price of $270 per unit for an equal number of options with an exercise price of $90 per unit and a new five year vesting schedule commencing on April 24, 2009.  In addition, all then-current employees with options having an exercise price of $100 per unit were eligible to have the exercise price of such options re-priced to $90 per unit with no loss of vesting.  These amendments were designed to create better incentives for employees to remain with us and contribute to achieving our business objectives.

           Restricted Stock

           Upon commencement of his employment with us, Mr. Kingsbury received an award of 7,500 units of restricted stock.   In the judgment of the Committee, this grant was appropriate for Mr. Kingsbury’s position and was instrumental to our successful recruiting of Mr. Kingsbury as our President and Chief Executive Officer.

           On April 24, 2009, our Board of Directors granted awards of restricted stock to certain of our management employees, including our named executive officers as follows:  Mr. Kingsbury – 3,611; Mr. Weyhrich – 4,444; Mr. Guardiola – 4,000; Mr. Hand – 5,111; and Mr. Katz – 4,000.  The amount of each named executive officer’s restricted stock award was based on his position with us and the total target compensation package deemed appropriate for his position.  The Committee concluded that these awards were reasonable and consistent with the nature of the named executive officer’s responsibilities.

           Mr. Nesci was employed by us at the time of the Merger Transaction and elected to receive a portion of his retention bonus in the form of a restricted stock award.  Mr. Nesci converted a portion of his retention bonus into 38,889 units of restricted stock in connection with the Merger Transaction.  Pursuant to the terms of his separation agreement, we repurchased 33,333 of these units on March 5, 2009.

           Units of restricted stock granted (i) on April 24, 2009 to (a) each of our named executive officers other than Mr. Kingsbury will vest 50% on April 24, 2011 and 50% on April 24, 2012; and (b) Mr. Kingsbury will vest as follows: 1,805 on April 24, 2011 and 1,806 on April 24, 2012; and (ii) to Mr. Kingsbury upon commencement of his employment with us will vest one-third on each of December 2, 2009, December 2, 2010 and December 2, 2011. Except as otherwise noted:

•	units of restricted stock vest only in the event that the recipient remains continuously employed by us on each vesting date;

•
all unvested units of restricted stock will remain unvested following any change of control, provided, however, that 100% of such units will vest if, following a change of control, the recipient’s employment is terminated by us without cause or the recipient resigns with good reason (except with respect to Mr. Kingsbury, whose restricted stock agreements provide that all unvested units of restricted stock will accelerate and vest as of the date of a change of control);

•	all unvested units of restricted stock will vest if the recipient’s employment is terminated prior to vesting as a result of the recipient’s death or disability;

•
all unvested units of restricted stock will automatically be forfeited (and will not vest) if the recipient’s employment with us terminates for any reason (other than if, following a change of control, recipient’s employment is terminated by us without cause or the recipient resigns with good reason) prior to the vesting date (except with respect to Mr. Kingsbury, whose restricted stock agreements include a formula for calculating a number of units of restricted stock which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or Mr. Kingsbury resigns with good reason);

•
all vested units of restricted stock are callable under the Stockholders Agreement (except with respect to Mr. Nesci, whose separation agreement provides that the restricted stock currently held by him is not callable under the Stockholders Agreement); and

•	holders of unvested restricted units have the right to vote such units but cannot dispose of them until such units have vested.

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

Perquisites or Other Personal Benefits

Although our named executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees, we do provide our named executive officers with perquisites that the Committee believes are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. We provide each of our named executive officers with either a monthly car allowance or the use of a company car, company paid car maintenance, and reimbursement of gas and insurance expenses.  Additionally, several of our newly hired named executive officers received reimbursement of certain relocation expenses.

                 Other than certain relocation expenses reimbursed by us, these perquisites or other personal benefits represent a relatively modest portion of each named executive officer’s total compensation.  The cost of these perquisites or other personal benefits to us is set forth below in the Summary Compensation Table below under the column “All Other Compensation,” and detail about each element is set forth in the footnote table following the Summary Compensation Table.

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

While it is the general intention of the Committee to design the components of our executive compensation program in a manner that is tax efficient for both us and our named executive officers, there can be no assurance that they will always approve compensation that is advantageous for us from a tax perspective.

Termination Based Compensation

Other than Mr. Nesci, with whom we have entered into a separation agreement, the severance arrangements applicable to our named executive officers are set forth in each of their respective employment agreements.  We believe these arrangements play an important role in protecting our highly competitive business by restricting our executive officers from working for a competitor during the specified severance period.  Additionally, each named executive officer’s option grant agreement and restricted stock agreement contains terms regarding vesting in connection with the termination of employment and changes in control.  A detailed discussion of compensation payable upon termination or a change in control is provided below under the caption entitled “Potential Payments Upon Termination or Change-in-Control.”

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of Burlington Coat Factory Investments Holdings, Inc., have reviewed and discussed the “Compensation

Discussion and Analysis” set forth above with management and, based on such review and discussions, recommended to the Board of Directors that the “Compensation Discussion and Analysis” set forth above be included in this Annual Report on Form 10-K.

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

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our named executive officers.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (10)	Option Awards ($) (11)	Non-Equity Incentive Plan Compensation ($)(12)	All Other Compensation ($) (13)	Total ($)

Thomas A. Kingsbury, President and Chief Executive Officer (1)	2009	422,381	–	108,955	266,059	451,128	357,477	1,606,000

Mark A. Nesci, former President And Chief Executive Officer (2)	2009 2008 2007	426,923 600,000 600,000	– – 6,500,000 (6)	– – –	1,325,127 571,480 571,433	– – –	3,427,172 60,333 29,650	5,179,222 1,231,813 7,701,083

Todd Weyhrich, Executive Vice President and Chief Financial Officer (3)	2009 2008	508,942 335,654	– 212,000 (7)	6,710 –	210,296 91,230	241,245 –	12,402 565,356	979,595 1,204,240

Charles Guardiola, Executive Vice President – Supply Chain (4)	2009	373,615	–	6,040	109,648	214,440	26,216	729,959

Fred Hand, Executive Vice President – Stores	2009 2008	509,999 153,846	– 581,277 (8)	7,717 –	109,637 21,958	268,050 –	20,580 173,303	915,983 930,384

Marc Katz, Executive Vice President and Chief Accounting Officer	2009	358,461	300,000 (9)	6,040	46,451	214,440	39,666	965,058

Jack Moore, former President of Merchandising, Planning and Allocation and Marketing (5)	2009 2008	481,423 500,000	– 250,000 (7)	– –	(292,021) 208,892	– –	786,561 769,930	975,963 1,728,822

(1) Mr. Kingsbury has served as our President and Chief Executive Officer since December 2, 2008.

(2) Mr. Nesci’s employment with us terminated on February 16, 2009, and the amounts included with respect to Fiscal 2009 represent amounts earned during Fiscal 2009.

(3) Mr. Weyhrich was appointed as our Chief Financial Officer in November 2007 after having served as our interim Chief Financial Officer since the commencement of his employment with us in August 2007.  On June 27, 2008, Mr. Weyhrich’s employment agreement was amended such that, among other things, Mr. Weyhrich’s minimum annual base salary was increased from $350,000 to $450,000 retroactive to November 2007 to reflect his promotion to Chief Financial Officer.  Accordingly, Mr. Weyhrich’s base salary for Fiscal 2009 includes the amount of this retroactive increase, all of which was paid in Fiscal 2009.

(4) Mr. Guardiola has served as our Executive Vice President – Supply Chain since February 2009.

(5) Mr. Moore’s employment with us terminated on April 28, 2009, and the amounts included with respect to Fiscal 2009 represent amounts earned during Fiscal 2009.

(6) Represents Mr. Nesci’s cash retention bonus paid in connection with the Merger Transaction pursuant to the terms of his employment agreement on April 13, 2007.

(7) Represents a bonus in lieu of direct participation in the Bonus Plan for the first year of employment pursuant to the terms of each named executive officer’s employment agreement.

(8) Represents, pursuant to the terms of Mr. Hand’s employment agreement, (i) a bonus in the amount of $250,000 in lieu of direct participation in the Bonus Plan for the first year of employment, pro-rated for the actual number of days from February 11, 2008 (the date of the commencement of his employment) until May 31, 2008 divided by 365; (ii) repair bonuses in the amounts of $148,750 and $75,000 (Grossed-Up Bonus) to recompense Mr. Hand for bonuses from his prior employer which were forfeited by reason of Mr. Hand’s employment with us; (iii) reimbursement in the amount of $31,500 for income taxes paid by Mr. Hand resulting from the inclusion of the Grossed-Up Bonus in his taxable income; and (iv) a special incentive sign-on bonus in the amount of $250,000.

(9) Represents, pursuant to the terms of Mr. Katz’s employment agreement, a repair bonus in the amount of $300,000 to recompense Mr. Katz for bonuses from his prior employer which were forfeited by reason of Mr. Katz’s employment with us.

(10) Represents the compensation expense recognized for financial statement reporting purposes in the fiscal year related to awards of restricted units of Parent’s common stock.  Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FAS 123R, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 14 to our Consolidated Financial Statements.  The vesting terms and conditions of restricted stock awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”

(11) Represents the compensation expense recognized for financial statement reporting purposes in the fiscal year related to options to purchase units of Parent’s common stock.  With respect to each of Messrs. Kingsbury, Weyhrich, Guardiola, Katz and Hand, the amount shown in Fiscal 2009 includes the incremental value of the repriced and exchanged options described below under the table entitled “Grants of Plan-Based Awards.”  With respect to Mr. Nesci, the amount shown in Fiscal 2009 includes the incremental value of options that vested pursuant to the terms of his separation agreement, described below under the table entitled “Grants of Plan-Based Awards.”  Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FAS 123R, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 14 to our Consolidated Financial Statements. The amount of compensation, if any, actually realized by a named executive officer from the exercise and sale of vested stock options will depend on numerous factors, including the continued employment of the named executive officer during the vesting period of the award and the amount by which the stock price on the day of exercise and sale exceeds the stock option exercise price. As a result of the cessation of his employment with us on April 28, 2009, all of Mr. Moore’s options (none of which had vested on or before such date) were immediately forfeited as of such date and, as such, the amount shown in Fiscal 2009 with respect to Mr. Moore is net of forfeitures recognized during Fiscal 2009.  Pursuant to the terms of his separation agreement with us, Mr. Nesci forfeited 28,000 of his options as of February 16, 2009 and, as such, the amount shown in Fiscal 2009 with respect to Mr. Nesci is net of forfeitures recognized during Fiscal 2009.  The vesting terms and conditions of option awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”

(12) Represents the awards actually earned by each named executive officer pursuant to the Bonus Plan.

(13) The amounts reported in this column for Fiscal 2009 represent the following:

Name	Relocation Expenses($)(a)	Company Matching 401(k) Contributions ($)	Automobile Reimbursement ($)(b)	Other Perquisites or Contractual Arrangements ($)(c)	Total ($)

Thomas A. Kingsbury	304,372	–	52,388	717	357,477

Mark A. Nesci	–	9,200	7,247	3,410,725	3,427,172

Todd Weyhrich	–	9,200	3,202	–	12,402

Charles Guardiola	6,014	8,162	12,040	–	26,216

Fred Hand	15,605	–	4,975	–	20,580

Marc Katz	–	–	36,954	2,712	39,666

Jack Moore	–	9,200	4,423	772,938	786,561

(a) Consists of (i) with respect to Mr. Kingsbury, (a) a one-time payment of $300,000 in order for him to pay certain expenses he may incur in connection with his relocation from his prior residence to a non-temporary residence within reasonable commuting distance from our principal offices in Burlington, New Jersey; and (b) reimbursement in the amount of $4,372 for certain temporary housing expenses; and (iii) with respect to Messrs. Hand and Guardiola, reimbursement of certain expenses incurred in connection with the relocation from each officer’s prior residence to a non-temporary residence within reasonable commuting distance from our principal offices in Burlington, New Jersey and reimbursement of certain temporary housing expenses.

(b) Consists of the following incremental costs to us associated with the provision of the use of a company car: (i) the costs we incurred to purchase a new car for each of the following named executive officers in Fiscal 2009: Mr. Kingsbury - $50,324 and Mr. Katz - $32,931; (ii) insurance costs in the amount of $986 (per individual) incurred by us with respect to the car used by each of Messrs. Kingsbury, Nesci, Weyhrich, Hand, Katz and Moore; (iii) fuel expenses in the following amounts: Mr. Kingsbury: $1,078; Mr. Nesci - $5,409; Mr. Weyhrich - $2,216; Mr. Guardiola - $40; Mr. Hand - $2,934; Mr. Katz - $924 and Mr. Moore - $2,956; and (iv) maintenance expenses in the following amounts: Mr. Nesci - $852; Mr. Hand - $1,055; Mr. Katz - $2,113; and Mr. Moore - $481.  We incurred the following costs to purchase new cars for each of the following named executive officers in Fiscal 2008: Mr. Nesci - $42,436; Mr. Weyhrich - $62,171; Mr. Hand - $47,715; and Mr. Moore - $49,911.  Pursuant to the terms of his employment agreement, Mr. Guardiola receives a monthly automobile allowance of $1,000.

(c) Represents (i) with respect to Messrs. Kingsbury and Katz, amounts reimbursed by us for Consolidated Omnibus Budget Reconciliation Act (COBRA) continuation coverage premiums; (ii) with respect to Mr. Moore, the following payments triggered by the termination of his employment pursuant to the terms of his employment agreement: $515,000 for severance pay in the full amount of his base salary; $248,786 for the pro rata portion of his target bonus for Fiscal 2009, prorated based on the number of days worked by Mr. Moore in Fiscal 2009 prior to the date his employment terminated; and $9,152 for the continuation of his hospital, health, disability, medical and life insurance benefits; and (iii) with respect to Mr. Nesci, the following amounts pursuant to the terms of his separation agreement: $231,595 for the pro rata portion of his target bonus during Fiscal 2009, prorated based on the number of days of Fiscal 2009 prior to the date his employment terminated; $173,077 for the continuation of the payment of his base salary from and after the date his employment terminated through May 30, 2009; $34,404 for the reimbursement of healthcare expenses for Mr. Nesci, his spouse and eligible dependents under our group health plan; $1,200,000; and $1,771,649 (representing the amount, in excess of fair market value, paid to Mr. Nesci in connection with Parent’s purchase of 33,333 units of restricted stock owned by Mr. Nesci at the time of his termination).

Grants of Plan-Based Awards

The following table sets forth information regarding our grants of plan-based awards to our named executive officers during Fiscal 2009:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Stock and Option Awards ($)(8)
		Threshold ($)	Target ($)	Maximum ($)(2)

Thomas A. Kingsbury	N/A 12/2/2008 4/24/2009 12/2/2008 12/2/2008 12/2/2008	210,395 – – – – –	420,789 – – – – –	– – – – – –	– 7,500 3,611 – – –	– – – 50,000 (4) 25,000 (5) 25,000 (6)	– – – 90 180 90	– 631,425 165,384 1,612,500 737,500 819,250

Mark A. Nesci	N/A 4/13/2006 4/13/2006 4/13/2006	108,010 – – –	216,020 – – –	– – – –	– – – –	– 23,334 (7) 23,333 (7) 23,333 (7)	– 90 180 270	– 515,900 515,900 515,900

Todd Weyhrich	N/A 4/24/2009 8/21/2007 8/21/2007 11/5/2007 11/5/2007	112,500 – – – – –	225,000 – – – – –	– – – – – –	– 4,444 – – – –	– – 4,166 (4) 4,167 (6) 2,500 (4) 2,500 (6)	– – 90 90 90 90	– 203,535 308,576 185,557 185,225 110,900

Charles Guardiola	N/A 4/24/2009 4/13/2009 4/13/2009 11/12/2007 11/12/2007	100,000 – – – – –	200,000 – – – – –	– – – – – –	– 4,000 – – – –	– – 6,667 (5) 3,333 (5) 3,333 (4) 3,334 (6)	– – 90 180 90 90	– 183,200 129,140 55,928 246,942 147,752

Fred Hand	N/A 4/24/2009 4/13/2009 4/13/2009 2/11/2008 2/11/2008	125,000 – – – – –	250,000 – – – – –	– – – – – –	– 5,111 – – – –	– – 6,667 (5) 3,333 (5) 3,333 (4) 3,334 (6)	– – 90 180 90 90	– 234,084 129,140 55,928 247,009 147,085

Marc Katz	N/A 4/24/2009 7/9/2008 7/9/2008 7/9/2008	100,000 – – – –	200,000 – – – –	– – – – –	– 4,000 – – –	– – 3,333 (4) 3,333 (5) 3,334 (6)	– – 90 180 90	– 183,200 92,191 88,724 100,954

Jack Moore	N/A	116,028	232,055	–	–	–	–	–

(1)  The amounts shown represent the threshold, target and maximum payments the named executive officer was eligible to receive under our Bonus Plan.  For Messrs. Kingsbury, Nesci and Moore, the amounts reflect prorated values for the partial year each executive was employed.  The amounts actually paid to Messrs. Kingsbury, Guardiola, Hand, Katz and Weyhrich are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.  The amounts actually paid to Messrs. Nesci and Moore are reported in the “All Other Compensation” column of the Summary Compensation Table.  For additional information regarding these payments, please refer to the section above entitled “Annual Incentive Awards.”

(2)  Under the Bonus Plan, each named executive officer is eligible for his target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the Adjusted EBITDA target in the event that actual Adjusted EBITDA is greater than target Adjusted EBITDA.  Accordingly, the Bonus Plan provides for unlimited potential awards and, as such, this column contains no maximum values.  For additional information regarding the Bonus Plan, please refer to the section above entitled “Annual Incentive Awards.”

(3)  The amounts shown represent the number of units of restricted stock awarded to each named executive officer under the Incentive Plan.  Provided, in each case, that the named executive officer remains continuously employed by us on such date, the units of restricted stock granted (i) on April 24, 2009 to (a) each of the named executive officers other than Mr. Kingsbury will vest 50% on April 24, 2011 and 50% on April 24, 2012; and (b) Mr. Kingsbury will vest as follows: 1,805 on April 24, 2011 and 1,806 on April 24, 2012; and (ii) on December 2, 2008 to Mr. Kingsbury will vest one-third on each of December 2, 2009, December 2, 2010 and December 2, 2011. For additional information regarding these grants, please refer to the section above entitled “Long Term Incentives.”

(4) The amounts shown represent previously granted options that were, with no loss of vesting, repriced from $100 per unit to $90 per unit on April 24, 2009.  As such, these options vest 40% on the second anniversary of the grant date with the remaining options vesting ratably over the subsequent three years.  For additional information regarding this repricing, please refer to the section above entitled “Long Term Incentives.”

(5) The amounts shown represent the options granted to each named executive officer under the Incentive Plan in Fiscal 2009.  The options vest 40% on the second anniversary of the grant date with the remaining options vesting ratably over the subsequent three years.  For additional information regarding these grants, please refer to the section above entitled “Long Term Incentives.”

(6) The amounts shown represent previously granted options with an exercise price of $270 that were exchanged on April 24, 2009 for new options with an exercise price of $90 and a new five year vesting schedule commencing on such date (such that 40% of the options vest on April 24, 2011, and then one-third of the remaining 60% vest on April 24, 2012, 2013 and 2014, respectively).  For additional information regarding these exchanges, please refer to the section above entitled “Long Term Incentives.”

(7) The amounts shown represent previously granted options which were scheduled to vest 40% on the second anniversary of the grant date with the remaining options vesting ratably over the subsequent three years.  Pursuant to the terms of Mr. Nesci’s separation agreement with us, 60% of these options vested as of February 16, 2009 and the remainder were forfeited.

(8)  The amounts shown in this column reflect the grant date fair value of the stock and option awards calculated in accordance with FAS 123R and, with respect to repriced, exchanged or accelerated options, the incremental fair value, computed as of the date of the repricing, exchange or acceleration, as applicable, in accordance with FAS 123R, with respect to the repriced, exchanged or accelerated award.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

           We have written employment agreements with each of our named executive officers that provide for, among other things, the payment of base salary, reimbursement of certain costs and expenses, and for each named executive officer’s participation in our Bonus Plan and employee benefit plans. Additionally, we have written agreements with each named executive officer pursuant to which we have granted them units of restricted stock and options to purchase units under our Incentive Plan.  For additional information regarding such grants, please refer to the section above entitled “Long Term Incentives.”

           In addition, each employment agreement (and our separation agreement with Mr. Nesci) specifies payments and benefits that would be (and in the case of Messrs. Nesci and Moore, are) due to such named executive officer upon the termination of his employment with us.  For additional information regarding amounts payable upon termination to each of our named executive officers, see the discussion below under the caption entitled “Potential Payments Upon Termination or Change in Control.”

           On April 24, 2009, our Board of Directors approved amendments to all outstanding option agreements between us and our employees, including our named executive officers, to exchange eligible options on a one-for-one basis for replacement options and re-price certain options to a lower exercise price.  All then-current employees who previously received options were permitted to exchange options with an exercise price of $270 per unit for an equal number of options with an exercise price of $90 per unit and a new five year vesting schedule commencing on April 24, 2009.  In addition, all then-current employees with options having an exercise price of $100 per unit were eligible to have the exercise price of such options re-priced to $90 per unit with no loss of vesting.

Pursuant to the terms of Mr. Nesci’s separation agreement, 60% of his outstanding options vested as of February 16, 2009 and the remainder were forfeited.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding stock options and unvested restricted stock held by each named executive officer as of May 30, 2009:

Name	Grant Date	Option Awards				Stock Awards
		Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($/Unit)	Option Expiration Date	Number of Units That Have Not Vested (#) (6)	Market Value Of Units of Stock That Have Not Vested ($) (7)

Thomas A. Kingsbury	12/2/2008 12/2/2008 12/2/2008 12/2/2008 4/24/2009	– – – – –	– 50,000 (2) 25,000 25,000 (3) –	– 90 180 90 –	– 12/2/2018 12/2/2018 12/2/2018 –	7,500 – – – 3,611	343,500 – – – 165,384

Mark A. Nesci (4)	4/13/2006 4/13/2006 4/13/2006	14,000 14,000 14,000	– – –	90 180 270	4/13/2016 4/13/2016 4/13/2016	– – –	– – –

Todd Weyhrich	8/21/2007 8/21/2007 8/21/2007 11/5/2007 11/5/2007 11/5/2007 4/24/2009	– – – – – – –	4,166 (2) 4,167 4,167 (3) 2,500 (2) 2,500 2,500 (3) –	90 180 90 90 180 90 –	8/21/2017 8/21/2017 8/21/2017 11/5/2017 11/5/2017 11/5/2017 –	– – – – – – 4,444	– – – – – – 203,535

Charles Guardiola	11/12/2007 11/12/2007 11/12/2007 4/13/2009 4/13/2009 4/24/2009	– – – – – –	3,333 (2) 3,333 3,334 (3) 6,667 3,333 –	90 180 90 90 180 –	11/12/2017 11/12/2017 11/12/2017 4/13/2019 4/13/2019 –	– – – – – 4,000	– – – – – 183,200

Fred Hand	2/11/2008 2/11/2008 2/11/2008 4/13/2009 4/13/2009 4/24/2009	– – – – – –	3,333 (2) 3,333 3,334 (3) 6,667 3,333 –	90 180 90 90 180 –	2/11/2018 2/11/2018 2/11/2018 4/13/2019 4/13/2019 –	– – – – – 5,111	– – – – – 234,084

Marc Katz	7/9/2008 7/9/2008 7/9/2008 4/24/2009	– – – –	3,333 (2) 3,333 3,334 (3) –	90 180 90 –	7/9/2018 7/9/2018 7/9/2018 –	– – – 4,000	– – – 183,200

Jack Moore (5)	–	–	–	–	–	–	–

(1)  Unless otherwise noted, all options vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.

(2)  Pursuant to an amendment to the named executive officer’s option agreement on April 24, 2009, the exercise price of these options was modified to be $90 per unit.

(3)  Pursuant to an amendment to the named executive officer’s option agreement on April 24, 2009, these options were replaced on a one-for-one basis for replacement options with (i) an exercise price of $90 per unit, and (ii) a new five-year vesting period commencing from and after such date, such that 40% of these options shall vest on April 24, 2011, and then one-third of the remaining 60% shall vest on April 24, 2012, 2013 and 2014, respectively.

(4) Mr. Nesci’s employment terminated on February 16, 2009.  Pursuant to the terms of his separation agreement with us, (i) 42,000 of Mr. Nesci’s options vested on February 16, 2009 and the remainder were forfeited, and (ii) the final exercise date for all options currently held by Mr. Nesci is the later of February 16, 2013 or the second anniversary of the date on which Mr. Nesci’s role as senior advisor to the Parent’s Board of Directors is terminated (provided, however, that in no event may such date be later than April 13, 2016).

(5) As a result of the cessation of his employment with us on April 28, 2009, all of Mr. Moore’s options (none of which had vested on or before such date) were immediately forfeited as of such date.

(6) Provided, in each case, that the named executive officer remains continuously employed by us on such date, the units of restricted stock granted to (i) each of the named executive officers other than Mr. Kingsbury on April 24, 2009 will vest 50% on April 24, 2011 and 50% on April 24, 2012; (ii) Mr. Kingsbury on April 24 will vest as follows: 1,805 on April 24, 2011 and 1,806 on April 24, 2012; and (iii) Mr. Kingsbury on December 2, 2008 will vest one-third on each of December 2, 2009, December 2, 2010 and December 2, 2011.

(7) The amounts set forth in this column represent the fair market value of the unvested shares of restricted stock held by the named executive officer using a valuation of $45.80 per unit.

Option Exercises and Stock Vested

                   There were no option exercises, and no vesting of stock held, by any of our named executive officers during Fiscal 2009.

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

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of payments and benefits that would be due to each of our named executive officers upon the termination of his employment with us, including termination in connection with a change of control. Other than with respect to Mr. Nesci, whose employment with us terminated on February 16, 2009, and Mr. Moore, whose employment with us terminated on April 28, 2009, the amounts in the table below assume that each termination was effective as of May 29, 2009 and are merely illustrative of the impact of a hypothetical termination of each executive’s employment.  The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.

Mr. Moore was terminated by us without cause and, as such, he was entitled to receive only the benefits described below under the caption entitled “Termination Without Cause or for Good Reason” in connection with such termination.  With respect to Mr. Nesci, we entered into a separation agreement with him in connection with the termination of his employment, the terms of which are described under the caption below entitled “Nesci Separation Agreement.”  The terms of Mr. Nesci’s separation agreement regarding the benefits to which he is entitled to receive in connection with his termination supersede such terms contained in his employment agreement.

Employment Agreements

           We maintain employment agreements with each of our named executive officers that provide certain benefits upon termination of employment.

Termination Without Cause or for Good Reason

            Each named executive officer’s employment agreement provides that he will be entitled to receive the following in the event that (i) his employment is terminated by us without “cause” or by him for “good reason” (as those terms are defined below), or (ii) the term of his employment expires on the expiration date specified in his employment agreement (as applicable):

•	all previously earned and accrued but unpaid base salary and vacation and unpaid business expenses up to the date of such termination;

•	as applicable, any unpaid guaranteed bonuses or unreimbursed permitted relocation expenses;

•	a pro-rated portion of the then current year’s annual target performance bonus under the Bonus Plan through the date of termination, based on actual results (Bonus Payment);

•	a severance payment (Severance Payment) equal to his then current base salary (in Mr. Kingsbury’s case, two times his then current base salary); and

•
full continuation of his hospital, health, disability, medical and life insurance benefits during the one-year period commencing on the date of termination (in Mr. Kingsbury’s case, a two year period commencing on the date of termination) (Healthcare Continuation).

            Each named executive officer shall only be entitled to receive the Bonus Payment, Severance Payment and Healthcare Continuation in the event that he:

•	executes a release of claims in respect of his employment with us; and

•
has not breached, as of the date of termination or at any time during the period for which such payments or services are to be made, certain restrictive covenants (Restrictive Covenants) contained in his employment agreement regarding (i) confidentiality, (ii) intellectual property rights, and (iii) non-competition and non-solicitation (each of which extend for a period of one year (or two years, in the case of Mr. Kingsbury) following termination of employment).

            Our obligation to make such payments or provide such services will terminate upon the occurrence of any such breach during such period.  Payments in connection with a termination without cause or for good reason shall be (unless otherwise provided) paid by us in regular installments in accordance with our general payroll practices.

             For purposes of each named executive officer’s employment agreement,

•
“cause” means the named executive officer (i) is convicted of a felony or other crime involving dishonesty towards us or material misuse of our property; (ii) engages in willful misconduct or fraud with respect to us or any of our customers or suppliers or an intentional act of dishonesty or disloyalty in the course of his employment; (iii) refuses to perform his material obligations under his employment agreement which failure is not cured within 15 days after written notice to him; (iv) misappropriates one or more of our material assets or business opportunities; or (v) breaches a Restrictive Covenant which breach, if capable of being cured, is not cured within 10 days of written notice to him; and

•
“good reason” means the occurrence of any of the following events without the written consent of the named executive officer: (i) a material diminution of his duties or the assignment to him of duties that are inconsistent in any substantial respect with the position, authority or responsibilities associated with his position; (ii) our requiring him to be based at a location which is 50 or more miles from his principal office location on the date he commences employment with us; or (iii) a material breach by us of our obligations pursuant to his employment agreement (which breach goes uncured after notice and a reasonable opportunity to cure).  No such condition is deemed to be “good reason” unless (i) we are notified within 30 days of the initial existence of such condition and are provided with a period of at least 30 days from the date of notice to remedy the condition, and (ii) (a) with respect to each named executive officer other than Mr. Kingsbury, within 10 days after the expiration of such period (but in no event later than 120 days after the initial existence of the condition), the named executive officer actually terminates his employment with us by providing written notice of resignation for our failure to remedy the condition; or (b) with respect to Mr. Kingsbury, at any time during the period commencing 10 days after the expiration of such period and ending 180 days after Mr. Kingsbury’s knowledge of the initial existence of the condition (but in all events within two years after the initial existence of said condition), Mr. Kingsbury actually terminates his employment with us by providing written notice of resignation for our failure to remedy the condition.

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

Option and Restricted Stock Agreements

           Pursuant to the terms of the option agreements with each of our named executive officers, all options become exercisable upon a change of control and, unless determined otherwise by the plan administrator, upon cessation of employment and subject to the terms of the Incentive Plan,

•
options that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option agreement provides a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated by us without cause or Mr. Kingsbury resigns with good reason);

•
units issued upon the exercise of vested options will be callable under our Stockholders Agreement (except with respect to Mr. Nesci, whose separation agreement provides that any shares of Class L Stock or Class A Stock that he may subsequently acquire as a result of any option exercise are not callable under the Stockholders Agreement); and

•
unexercised vested options will be exercisable for a period of 60 days (except with respect to Mr. Nesci, whose separation agreement provides that the final exercise date for all options granted to Mr. Nesci is the later of February 16, 2013 or the second anniversary of the date on which Mr. Nesci’s role as senior advisor to the Parent’s Board of Directors is terminated (provided, however, that in no event may such date be later than April 13, 2016)).

           Pursuant to the terms of the restricted stock agreements with each of our named executive officers and subject to the terms of the Incentive Plan,

•
all unvested units of restricted stock will remain unvested following any change of control, provided, however, that 100% of such units will vest if, following a change of control, the recipient’s employment is terminated by us without cause or the recipient resigns with good reason (except with respect to Mr. Kingsbury, whose restricted stock agreements provide that all unvested units of restricted stock will accelerate and vest as of the date of a change of control);

•	all unvested units of restricted stock will vest if the recipient’s employment is terminated prior to vesting as a result of the recipient’s death or disability;

•
all unvested units of restricted stock will automatically be forfeited (and will not vest) if the recipient’s employment with us terminates for any reason (other than if, following a change of control, recipient’s employment is terminated by us without cause or the recipient resigns with good reason) prior to the vesting date (except with respect to Mr. Kingsbury, whose restricted stock agreements include a formula for calculating a number of units of restricted stock which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or Mr. Kingsbury resigns with good reason); and

•
all vested units of restricted stock are callable under the Stockholders Agreement (except with respect to Mr. Nesci, whose separation agreement provides that the shares of Class L Stock or Class A Stock currently held by him are not callable under the Stockholders Agreement).

Nesci Separation Agreement

           Mr. Nesci’s employment terminated on February 16, 2009, and we entered into a separation agreement with him on such date.  Pursuant to the terms of the separation agreement, Mr. Nesci is entitled to receive the following:

•	all previously earned and accrued but unpaid base salary and bonuses, and unpaid business expenses through February 16, 2009;

•
 the pro rata portion of his target bonus for Fiscal 2009, prorated based on the number of days worked by Mr. Nesci during Fiscal 2009 prior to February 16, 2009 (such amount to be payable when payments under the Bonus Plan for Fiscal 2009 are made to other of our employees);

•	continuation of the payment of his base salary from and after February 16, 2009 through May 30, 2009 (Salary Continuation); and

•	commencing on May 30, 2009, payments in the aggregate amount of $1,200,000 (Severance Payment).

           Each of the foregoing is payable in regular installments (and in the case of the Severance Payment, over a period of two years) in accordance with our general payroll practices.  From and after February 16, 2009 through May 30, 2011, Mr. Nesci is also entitled to receive continued reimbursement of healthcare expenses for Mr. Nesci, his spouse and eligible dependents under our group health plan on the same basis as one of our active employees.

           As a condition to receiving the foregoing benefits (other than receiving all previously earned and accrued but unpaid base salary and bonuses, and unpaid business expenses), Mr. Nesci executed a general release of claims against us.  In addition, Mr. Nesci shall only be entitled to receive (and continue receiving) such benefits to the extent he has not breached, or engaged in conduct prohibited by, his employment agreement (including, without limitation, the covenants contained in such agreement relating to confidentiality, intellectual property rights, and non-competition and non-solicitation) or breached any provision of his separation agreement.

           Under his separation agreement, Mr. Nesci is also permitted to retain his laptop, company car (provided that from and after February 16, 2009, Mr. Nesci shall be responsible for costs and expenses incurred in connection with the operation, maintenance, insurance and repair of such car) and shopping discount at our stores as in effect on February 16, 2009.

           In addition, Mr. Nesci is entitled to receive an annual salary (payable in regular installments in accordance with our general payroll practices from and after May 30, 2009) of $100,000 for advisory services provided by Mr. Nesci to the Parent’s Board of Directors through the date on which either Mr. Nesci or Parent terminates such services.  Mr. Nesci’s separation agreement also provides that 60% of his outstanding options shall be vested as of February 16, 2009 and remain exercisable until the later of February 16, 2013 or the second anniversary of the date on which Mr. Nesci’s role as senior advisor to the Parent’s Board of Directors is terminated (provided, however, that in no event may such date be later than April 13, 2016).  All options held by Mr. Nesci which were not vested as of February 16, 2009 terminated as of such date.  Pursuant to the terms of Mr. Nesci’s separation agreement, Parent purchased 33,333 of the units owned by Mr. Nesci on March 5, 2009.

Death Benefit Agreement

On November 8, 2005, we entered into a death benefit agreement (Death Benefit Agreement) with Mr. Nesci which provides that, subject to certain conditions set forth in the Death Benefit Agreement, we will pay to Mr. Nesci’s estate or a designated beneficiary a death benefit in the amount of $1,000,000 (less applicable withholding taxes) payable at the election of the payee in either (i) a single lump sum, (ii) five equal annual installments (together, in the case of each installment after the first, with interest on the unpaid balance), or (iii) the form of an annuity selected by the payee to be purchased by us. The Death Benefit Agreement also provides that, in the event that Mr. Nesci is terminated without “cause” (as defined in the Death Benefit Agreement), the death benefit will continue to be payable.  The Death Benefit Agreement shall remain in full force and effect from and after the date of the termination of Mr. Nesci’s employment.

Name	Termination Without Cause or for Good Reason					Termination for Any Other Reason ($)(6)	Option Acceleration Upon Change of Control ($) (7)	Restricted Stock Acceleration Upon Change of Control, Death or Disability ($) (8)
	Base Salary ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Health Benefits ($) (3)	Other Payments ($) (4)	Option and Restricted Stock Acceleration ($) (5)

Thomas A. Kingsbury	1,700,000	451,128	12,100	–	84,814	–	–	508,884

Mark A. Nesci	173,077	231,595	34,404	3,071,649	–	–	–	–

Todd Weyhrich	450,000	241,245	7,566	–	–	–	–	203,535

Charles Guardiola	400,000	214,440	7,566	–	–	–	–	183,200

Fred Hand	500,000	268,050	7,566	–	–	–	–	234,084

Marc Katz	400,000	214,440	7,566	–	–	–	–	183,200

Jack Moore	515,000	248,786	9,152	–	–	–	–	–

(1)  The amount set forth in this column (i) reflects the severance pay the named executive officers would be entitled to receive based upon salaries in effect as of February 16, 2009 for Mr. Nesci, April 28, 2009 for Mr. Moore and May 29, 2009 for each of the other named executive officers, (ii) with respect to Mr. Kingsbury, assumes that the severance pay will be provided for a period of two years in accordance with the terms of his employment agreement; (iii) with respect to Mr. Nesci, assumes that the severance pay will be provided through May 30, 2009 in accordance with the terms of his separation agreement; and (iv) with respect to each named executive officer other than Messrs. Nesci and Kingsbury, assumes that the severance pay will be provided for a period of one year in accordance with the terms of his employment agreement.

(2)  The amounts set forth in this column for each of the named executive officers reflect the actual award that they received pursuant to the Bonus Plan with respect to Fiscal 2009.

(3)  The amounts set forth in this column have been calculated based upon the health coverage rates and elections in effect as of as February 16, 2009 for Mr. Nesci, April 28, 2009 for Mr. Moore and May 29, 2009 for each of the other named executive officers, and assumes that coverage will be provided (i) through May 30, 2011 for Mr. Nesci; (ii) for a period of two years for Mr. Kingsbury; and (iii) for a period of one year with respect to each named executive officer other than Messrs. Nesci and Kingsbury.

(4) The amount set forth in the column represents the sum of the following payments made pursuant to Mr. Nesci’s separation agreement: (i) the Severance Payment; (ii) $1,771,649 (representing the amount, in excess of fair market value, paid to Mr. Nesci in connection with Parent’s purchase of 33,333 units of restricted stock owned by Mr. Nesci at the time of his termination); and (iii) $100,000 (representing Mr. Nesci’s salary for advisory services provided by him to the Parent’s Board of Directors assuming that such services are provided for a period of one year from and after May 30, 2009).

 (5) As described above, upon cessation of employment and subject to the terms of the Incentive Plan, options and restricted stock that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option and restricted stock agreements contain a formula for calculating a number of options and restricted stock which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or if Mr. Kingsbury resigns with good reason).  Because units of our capital stock are not publicly traded, the value of our stock is only available when a valuation is performed. The units were valued at $45.80 per unit (Valuation Price) as of April 24, 2009. The dollar value in this column with respect to Mr. Kingsbury represents the product obtained by multiplying the number of accelerated units of restricted stock (calculated pursuant to the formula contained in Mr. Kingsbury’s restricted stock agreements and assuming withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us) by the Valuation Price.  As the Valuation Price is less than the exercise price of Mr. Kingsbury’s accelerated options or the options accelerated pursuant to the terms of Mr. Nesci’s separation agreement, neither Mr. Kingsbury nor Mr. Nesci would receive any payment relating to such accelerated options.

(6)  Under our employment agreement with each named executive officer, in the event that such named executive officer is terminated for any reason other than by us without cause or by him for good reason, including as a result of his death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, he shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.

(7)  As described above, all outstanding options fully vest upon a change-in-control. As the Valuation Price is less than the exercise price of each vested option, no values are reflected in this column.

(8) As described above, all unvested units of restricted stock will remain unvested following any change of control, provided, however, that 100% of such units will vest if, following a change of control, the named executive officer’s employment is terminated by us without cause or the named executive officer resigns with good reason (except with respect to Mr. Kingsbury, whose restricted stock agreements provide that all unvested units of restricted stock will accelerate and vest as of the date of a change of control).  In all cases, unvested units of restricted stock will vest if the named executive officer’s employment is terminated prior to vesting as a result of the named executive officer’s death or disability.  Accordingly, the amount set forth in this column represents (assuming withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us), (i) with respect to Mr. Kingsbury in the event of a change of control or his death or disability, the product obtained by multiplying the number of unvested units of restricted stock by the Valuation Price; and (ii) with respect to each named executive officer other than Mr. Kingsbury, the product obtained by multiplying the number of unvested units of restricted stock by the Valuation Price in the event (a) of such named executive officer’s death or disability, or (b) the employment of such named executive officer is terminated by us without cause or he resigns with good reason following a change of control.

Share Repurchase Rights

Under the Stockholders Agreement, upon termination of a named executive officer’s employment for any reason, Parent has the option to purchase all or any portion of the named executive officer’s (i) fully vested units of restricted stock at the fair market value of the units; and (ii) units issued upon the exercise of options held by such named executive officer at the fair market value of the units (provided that in the event such termination was by us for cause or following such termination of employment (for any reason) the executive has breached any non-competition obligation he has to us under any agreement, the per unit purchase price will be equal to the lesser of the exercise price paid by the executive to obtain the unit and the fair market value of the units).  If Parent elects to purchase the named executive officer’s units, it must deliver notice to the named executive officer no later than 180 days after the later of (i) the date of termination or (ii) the exercise of any option originally granted to the executive.  The fair market value of the units shall be determined as of the later of (i) the 181st day after the exercise of the applicable option or after such unit has vested pursuant to the terms of the restricted stock grant, as applicable, and (ii) the date on which Parent’s notice is delivered.

Assuming a repurchase of eligible units on May 29, 2009 in connection with a termination of his employment without cause or a resignation with good reason, a fair market value equal to $45.80 and no option exercises, (i) Mr. Kingsbury would receive $84,814 for his units; and (i) Messrs. Weyhrich, Guardiola, Katz and Hand would receive no payment.  Pursuant to the terms of Mr. Nesci’s separation agreement, any units held by him or which he may subsequently acquire as a result of any option exercise are not subject to the Parent’s option to purchase under the Stockholders Agreement.  At the time of his termination, all of Mr. Moore’s options (none of which were then vested) were forfeited.

Compensation of Directors

The members of our Board of Directors are not separately compensated for their services as directors, other than reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Compensation Committee Interlocks and Insider Participation

           Messrs. Bekenstein and Hitch served at all times during Fiscal 2009, and continue to currently serve, on the Committee.  Neither of these individuals (i) has ever been an officer or an employee of ours, or (ii) except as otherwise set forth herein, has any relationship that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission. In addition, none of our executive officers serve (or served at any time during Fiscal 2009) as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

As a result of the Merger Transaction, all of BCFWC’s outstanding capital stock is beneficially owned by us, and all of our outstanding capital stock is beneficially owned by Parent.  The following table shows information about the beneficial ownership of Parent’s Class A Stock and Class L Stock as of August 3, 2009 by:

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

The percentages of shares outstanding provided in the table below are based upon 5,093,151 shares of Class L Stock of and 45,838,359 shares of Class A Stock outstanding as of August 3, 2009.
Name and Address of Beneficial Owner(1)	Amount and Nature of Class L Stock Beneficially Owned	Percentage of Class	Amount and Nature of Class A Stock Beneficially Owned	Percentage of Class	Options to Purchase Units Not Exercisable Within the Next 60 Days

Affiliates of Bain Capital, LLC (2)	4,944,444	97.08%	44,499,996	97.08%	—
Mark A. Nesci (3)	47,556	*	428,004	*	—
Todd Weyhrich (4)	7,777	*	69,995	*	16,667
Jack Moore (5)	—	—	—	—	—
Fred Hand (6)	5,111	*	45,999	*	20,000
Thomas Kingsbury (7)	11,111	*	99,999	*	100,000
Charles Guardiola (8)	4,000	*	36,000	*	20,000
Marc Katz (9)	4,000	*	36,000	*	20,000
Joshua Bekenstein (10)	—	—	—	—	—
Jordan Hitch (10)	—	—	—	—	—
John Tudor (11)	—	—	—	—	—
Mark Verdi (10)	—	—	—	—	—
Executive Officers and Directors as a Group (9 Persons) (12)

	79,555	1.56%	715,997	1.56%	176,667

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

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on August 3, 2009 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person.  The address of our named executive officers is c/o Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

 (2)           Includes shares beneficially owned, and with respect to which sole power to vote and sole power of disposition are held, by each of Bain Capital Integral Investors, LLC (Integral), Bain Capital Fund IX, LLC (Fund IX), BCIP TCV, LLC (BCIP TCV) and BCIP Associates - G (BCIP-G) as follows:

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

(3)
Mr. Nesci’s employment terminated on February 16, 2009.  Mr. Nesci’s Class L Stock is comprised of (i) 5,556 shares of Class L Stock that fully vested on April 13, 2007, and (ii) options to purchase 42,000 shares of Class L Stock that vested on February 16, 2009 in accordance with the terms of his Separation Agreement.  Mr. Nesci’s Class A Stock is comprised of (i) 50,004 shares of Class A Stock that fully vested on April 13, 2007, and (ii) options to purchase 378,000 shares of Class A Stock that vested on February 16, 2009 in accordance with the terms of his Separation Agreement.

(4)
Mr. Weyhrich’s Class L Stock is comprised of (i) 4,444 shares that were granted to Mr. Weyhrich on April 24, 2009, and (ii) options to purchase 3,333 shares that vested on August 21, 2009.  Mr. Weyhrich’s Class A Stock is comprised of (i) 39,996 shares that were granted to Mr. Weyhrich on April 24, 2009, and (ii) options to purchase 29,999 shares that vested on August 21, 2009.

(5)
In connection with his employment with us, Mr. Moore received options to purchase 40,000 units.  As a result of the cessation of his employment with us on April 28, 2009, all of Mr. Moore’s options (none of which had vested on or before such date) were immediately forfeited as of such date.

(6)
Mr. Hand’s Class L Stock is comprised of 5,111 shares that were granted to Mr. Hand on April 24, 2009.  Mr. Hand’s Class A Stock is comprised of 45,999 shares that were granted to Mr. Hand on April 24, 2009.

(7)
Mr. Kingsbury’s Class L Stock is comprised of (i) 7,500 shares that were granted to Mr. Kingsbury on December 2, 2008, and (ii) 3,611 shares that were granted to Mr. Kingsbury on April 24, 2009.   Mr. Kingsbury’s Class A Stock is comprised of (i) 67,500 shares that were granted to Mr. Kingsbury on December 2, 2008, and (ii) 32,499 shares that were granted to Mr. Kingsbury on April 24, 2009.

(8)
Mr. Guardiola’s Class L Stock is comprised of 4,000 shares that were granted to Mr. Guardiola on April 24, 2009.  Mr. Guardiola’s Class A Stock is comprised of 36,000 shares that were granted to Mr. Guardiola on April 24, 2009.

(9)
Mr. Katz’s Class L Stock is comprised of 4,000 shares that were granted to Mr. Katz on April 24, 2009.  Mr. Katz’s Class A Stock is comprised of 36,000 shares that were granted to Mr. Katz on April 24, 2009.

(10)
Messrs. Bekenstein, Hitch and Verdi are managing directors of BCI and, accordingly, may be deemed to beneficially own the shares owned by BCI.  Messrs. Bekenstein, Hitch and Verdi disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.  The address of Messrs. Bekenstein, Hitch and Verdi is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(11)
Mr. Tudor is a general partner of each of BCIP Associates III (BCIP III) and BCIP Trust Associates III (BCIP Trust III).   BCIP III is the sole member of BCIP Associates III, LLC (BCIP III LLC), which may be deemed to hold 1,107,809 shares of Class A Stock and 79,985 shares of Class L Stock by virtue of its membership in Integral.  BCIP Trust III is the sole member of BCIP Associates T III, LLC (BCIP T III LLC), which may be deemed to hold 129,086 shares of Class A Stock and 57,449 shares of Class L Stock by virtue of its membership in BCIP TCV.  Mr. Tudor may be deemed to beneficially own the shares owned by BCIP III LLC and BCIP T III LLC.  Mr. Tudor disclaims beneficial ownership of such shares except to the extent of their pecuniary interest therein.  The address of Mr. Tudor, as well as each of the entities referenced in this footnote, is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(12)	Includes our current directors (Messrs. Kingsbury, Bekenstein, Hitch, Tudor and Verdi) and our current executive officers (Messrs. Kingsbury, Weyhrich, Guardiola, Hand and Katz.

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth, as of May 30, 2009, information concerning equity compensation plans under which Parent’s securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A))
Equity Compensation Plans Approved by Security Holders	(1)	$$123.62	(2)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	(1)		(2)

(1)  As of May 30, 2009, 4,396,500 shares of Class A Stock and 488,500 shares of Class L Stock were issuable pursuant to outstanding options under our Incentive Plan.

(2)  As of May 30, 2009, 554,499 shares of Class A Stock and 61,611 shares of Class L Stock may be issued pursuant to future issuances under our Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

2006 Management Incentive Plan

In connection with the Merger Transaction, Holdings adopted the Incentive Plan, which provides for grants of awards to designated employees subject to the terms and conditions set forth in the Incentive Plan. 730,478 shares of Class L stock and 6,574,302 shares of Class A stock are currently reserved for issuance under the Incentive Plan.

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

Parent and BCFWC have also agreed (i) to continue in effect for at least six years after the effective time of the Merger all rights to indemnification existing in favor of, and all exculpations and limitations of the personal liability of, the directors, officers, employees, fiduciaries and agents of BCFWC and its subsidiaries in our certificate of incorporation as of the effective time of the Merger with respect to matters occurring at or prior to the effective time of the Merger and (ii) to honor our indemnification agreements with our directors (including one former director, Harvey Morgan) and with certain officers.  Each such indemnification agreement provides, among other things, that we will indemnify such indemnified person to the fullest extent permitted by the Delaware General Corporation Law (DGCL), including advancement of legal fees and other expenses incurred by the indemnified person in connection with any legal proceedings arising out the indemnified person’s service as director and/or officer, subject to certain exclusions and procedures set forth in the indemnification agreement.

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

Director Independence

                Although we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, prior to the Merger Transaction our Board of Directors utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange (NYSE) when determining whether or not members of our Board of Directors were independent.  Under such standards, none of the current members of our Board of Directors would be considered independent.

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

Item 14.     Principal Accounting Fees and Services

 Fees Paid to the Principal Accountant — 2009 and 2008

                                  The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP (D&T), the member firms of Deloitte Touche Tohmatsu and their respective affiliates, our independent registered public accounting firm, for the fiscal years ended May 30, 2009 and May 31, 2008:

	Year Ended
	May 30, 2009	May 31, 2008
Audit Fees (1)	$1,822,000	$2,060,000
Audit-Related Fees (2)	86,000	-
Tax Fees (3)	878,000	-
All Other Fees	-	-
Total	$2,786,000	$2,060,000
_________________

(1)	Audit Fees — represents aggregate fees for the audit of our annual financial statements and review of our interim financial statements.
(2)	Audit-Related Fees - represents fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(3)	Tax Fees – represents fees incurred in connection with a strategic tax review, the filing of tax returns, and other tax consulting services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In accordance with its charter, the Audit Committee of our Board of Directors must pre-approve all audit and permissible non-audit services to be provided by D&T.  In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of D&T.  All services provided by D&T for the years ended May 30, 2009 and May 31, 2008 were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)             Financial Statements. The consolidated financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page 39 of this Report.

(2)             Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts filed as part of this Report is set forth on page 86 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3)             Exhibits Required by Item 601 of Regulation S-K.  See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

           The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report.  Exhibits that previously have been filed are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
2.1 (1)	Agreement and Plan of Merger, dated as of January 18, 2006, by and among Burlington Coat Factory Warehouse Corporation, BCFWC Acquisition, Inc. and BCFWC Mergersub, Inc.
3.1 (1)	Certificate of Incorporation of Burlington Coat Factory Investments Holdings, Inc.
3.2 (1)	By-laws of Burlington Coat Factory Investments Holdings, Inc.
4.1 (2)	Senior Discount Notes Indenture, dated as of April 13, 2006, by and among Burlington Coat Factory Investments Holdings, Inc. and Wells Fargo Bank, N.A., as Trustee.
4.2 (2)	Form of 141/2% Senior Discount Note due 2014 (included in Exhibit 4.1).
4.3 (1)	Senior Notes Indenture, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee.
4.4 (1)	Form of 11.125% Senior Note due 2014 (included in Exhibit 4.3).
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

10.1.1 (3)
First Amendment to Credit Agreement, dated as of December 12, 2006 among Burlington Coat Factory Warehouse Corporation, as the Borrower, the Facility Guarantors party thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

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

10.6.1 (3)
First Amendment to Credit Agreement, dated as of December 12, 2006 among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, and Bank of America, N.A., as Administrative Agent and as collateral agent, the Lenders party thereto, Bear Stearns Corporate Lending Inc., as Syndication Agent, and Wachovia Bank, National Association, The CIT Group/Business Credit, Inc., General Electric Capital Corporation, JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

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

10.20* (1)	Employment Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Warehouse Corporation and Mark Nesci.
10.21* (11)	Separation Agreement, dated as of February 16, 2009, by and among Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation, and Mark Nesci.
10.22* (6)	Employment Agreement, dated as of June 1, 2007, by and between Burlington Coat Factory Warehouse Cororation and Jack E. Moore, Jr.
10.23* (5)	Employment Agreement, dated as of January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.
10.24* (4)	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.
10.24.1* (8)	Amendment to Employment Agreement, dated as of June 27, 2008, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.
10.25 * (13)	Employment Agreement, dated as of November 8, 2007, by and between Burlington Coat Factory Warehouse Corporation and Charles Guardiola.
10.25.1*	Amendment to Employment Agreement, dated as of June 12, 2008, by and between Burlington Coat Factory Warehouse Corporation and Charles Guardiola.
10.26* (8)	Employment Agreement, dated as of June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.
10.27* (11)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.
10.28* (9)	Form of Amendment to Employment Agreement
10.29 (1)	Advisory Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.
10.30* (1)	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.
10.31* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.32* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.33* (1)	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.
10.33.1* (11)	Amendment No. 1 to the Burlington Coat Factory Holdings, Inc. Management Incentive plan dated as of December 2, 2008.
10.33.2* (12)	Amendment No. 2 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of March 19, 2009.
10.34 (7)
Agreement to Acquire Leases and Lease Properties, dated October 3, 2007, by and among Burlington Coat Factory Warehouse Corporation (and certain wholly-owned subsidiaries), Retail Ventures, Inc. (together with its wholly-owned subsidiaries), Value City Department Stores LLC, GB Retailers, Inc., and Schottenstein Stores Corporation (and certain affiliates of SSC).

10.35 (10)	Revolving Credit Note, dated as of December 12, 2006, by the Borrowers party thereto in favor of Wachovia Bank, National Association.
10.36 (10)	Supplement to Pledge Agreement by and among Burlington Coat Factory Warehouse Corporation, Burlington coat Factory Purchasing, Inc. and Bear Stearns Corporate Lending Inc., as Collateral Agent.
10.37 (10)	Joinder to Loan Documents, dated as of May 27, 2008, by and among Bank of America, N.A., as Administrative Agent, and the Existing Borrowers, New Borrowers and Facility Guarantors party thereto.
10.38 (10)	Supplement to Pledge Agreement by and among Burlington Coat Factory Warehouse Corporation, Burlington coat Factory Purchasing, Inc. and Bank of America, N.A., as Collateral Agent.
10.39 (10)
Joinder to Loan Documents, dated as of May 27, 2008, by and among and Bear Stearns Corporate Lending Inc., as Administrative Agent, Burlington Coat Factory Warehouse Corporation, and the Existing Facility Guarantors and the New Facility Guarantors party thereto.

10.40 (11)
Joinder to Loan Documents, dated as of February 18, 2009, by and among and Bear Stearns Corporate Lending Inc., as Administrative Agent, Burlington Coat Factory Warehouse Corporation, and the Existing Facility Guarantors and the New Facility Guarantor party thereto.

10.41 (11)
Joinder to Loan Documents, dated as of February 18, 2009, by and among Bank of America, N.A., as Administrative Agent, Burlington Coat Factory Warehouse Corporation, and the Existing Borrowers, New Borrower and Facility Guarantors party thereto.

10.42* (12)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.43* (12)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.44* (12)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.45* (12)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.46* (12)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.47* (12)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.48* (12)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.49* (12)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.50	Stockholders Agreement dated as of April 13, 2006 by and among Burlington Coat Factory Holdings, Inc. and the Investors and Managers named therein.
12	Statement re Calculation of Ratio of Earnings to Fixed Charges.
21	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-137917, filed on October 10, 2006.
(3)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Amendment No. 2 to Registration Statement on Form S-4, No. 333-137916, filed on December 29, 2006.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2007.
(5)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 1, 2007 filed on October 16, 2007.
(7)	Incorporated by reference to our Current Report on Form 8-K filed on October 9, 2007.
(8)	Incorporated by reference to our Current Report on Form 8-K filed on June 27, 2008.
(9)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 2, 2007 filed on August 30, 2007.
(10)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 filed on August 29, 2008.
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on November 13, 2007.

*	Management Contract or Compensatory Plan or Arrangement.

(c)	Financial Statement Schedules

              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

By: /s/ Thomas A. Kingsbury
Thomas A. Kingsbury President and Chief Executive Officer

Date: August 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of August 2009.

Signature	Title

/s/ Thomas A. Kingsbury	President and Chief Executive Officer and Director (Principal Executive Officer)
Thomas A. Kingsbury

/s/ Todd Weyhrich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Todd Weyhrich

/s/ Marc Katz	Executive Vice President and Chief Accounting Officer (Principal Accounting
Marc Katz	Officer)

/s/ Joshua Bekenstein	Director
Joshua Bekenstein

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ John Tudor	Director
John Tudor

/s/ Mark Verdi	Director
Mark Verdi

EXHIBIT INDEX

Exhibit	Description

10.25.1	Amendment to Employment Agreement, dated as of June 12, 2008, by and between Burlington Coat Factory Warehouse Corporation and Charles Guardiola.

10.50	Stockholders Agreement dated as of April 13, 2006 by and among Burlington Coat Factory Holdings, Inc. and the Investors and Managers named therein.

12	Statement re Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.