Form 10-Q
period 2009-10-13
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2009-10-13
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and  “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                        Accelerated filer  

Non-Accelerated filer   ☒                                                      Smaller reporting company  
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 13, 2009, the registrant had 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., our holding company, and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	August 29, 2009	May 30, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$25,974	$25,810
Restricted Cash and Cash Equivalents	2,624	2,622
Investment in Money Market Fund	995	995
Accounts Receivable, Net of Allowances for Doubtful Accounts	27,976	25,468
Merchandise Inventories	719,605	641,833
Deferred Tax Assets	52,677	52,958
Prepaid and Other Current Assets	32,588	30,047
Prepaid Income Taxes	1,728	6,249
Assets Held for Disposal	722	2,717

Total Current Assets	864,889	788,699

Property and Equipment - Net of Accumulated Depreciation	886,520	895,827
Tradenames	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	469,418	477,572
Goodwill	47,064	47,064
Other Assets	91,050	86,206

Total Assets	$2,596,941	$2,533,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$448,773	$229,757
Income Taxes Payable	19,182	18,100
Other Current Liabilities	235,616	215,127
Current Maturities of Long Term Debt	7,087	10,795

Total Current Liabilities	710,658	473,779

Long Term Debt	1,305,760	1,438,751
Other Liabilities	149,025	159,409
Deferred Tax Liability	319,841	326,364

Commitments and Contingencies (Note 16)

Stockholders' Equity:
Common Stock	-	-
Capital in Excess of Par Value	463,500	463,495
Accumulated Deficit	(351,843)	(328,430)
Total Stockholders' Equity	111,657	135,065
Total Liabilities and Stockholders' Equity	$2,596,941	$2,533,368

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Three Months Ended

	August 29, 2009	August 30, 2008

REVENUES:
Net Sales	$704,693	$707,036
Other Revenue	6,855	6,389
Total Revenue	711,548	713,425

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	437,326	439,227
Selling and Administrative Expenses	261,703	265,712
Restructuring and Separation Costs (Note 3)	700	-
Depreciation and Amortization	38,488	41,061
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	16,815	26,374
Impairment Charges - Long-Lived Assets	63	-
Other Income, Net	(6,249)	(2,542)
	748,846	769,832

Loss Before Income Tax Benefit	(37,298)	(56,407)

Income Tax Benefit	(13,885)	(23,939)

Net Loss	$(23,413)	$(32,468)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(All amounts in thousands)

	Three Months Ended

	August 29, 2009	August 30, 2008

OPERATING ACTIVITIES
Net Loss	$(23,413)	$(32,468)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:

Depreciation and Amortization	38,488	41,061
Impairment Charges - Long-Lived Assets	63	-
Accretion of Senior Notes and Senior Discount Notes	162	146
Interest Rate Cap Agreement - Adjustment to Market	(2,368)	149
Provision for Losses on Accounts Receivable	550	552
Provision for Deferred Income Taxes	(6,242)	(8,738)
Loss on Disposition of Fixed Assets and Leasehold Improvements	35	53
Non-Cash Stock Option Expense	6	1,255
Non-Cash Rent Expense	(834)	1,875

Changes in Assets and Liabilities:
Accounts Receivable	487	(1,179)
Merchandise Inventories	(77,772)	(105,980)
Prepaid and Other Current Assets	1,981	(19,506)
Accounts Payable	219,016	114,003
Other Current Liabilities and Income Tax Payable	21,252	1,917
Deferred Rent Incentives	771	6,846
Other Long Term Assets and Long Term Liabilities	(13,046)	47

Net Cash Provided by Operating Activities	159,136	33

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(22,136)	(43,800)
Proceeds Received from Sale of Property and Equipment and Assets Held for Sale	103	26
Change in Restricted Cash and Cash Equivalents	(2)	(1)
Lease Acquisition Costs	-	(250)
Other	(75)	70

Net Cash Used in Investing Activities	(22,110)	(43,955)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	186,200	283,551
Principal Payments on Long Term Debt	(157)	(149)
Principal Payments on Long Term Debt - Term Loan	(5,998)	-
Principal Payments on Long Term Debt - ABL Line of Credit	(316,907)	(180,151)

Net Cash (Used in) Provided by Financing Activities	(136,862)	103,251

Increase in Cash and Cash Equivalents	164	59,329
Cash and Cash Equivalents at Beginning of Period	25,810	40,101
Cash and Cash Equivalents at End of Period	$25,974	$99,430

Supplemental Disclosure of Cash Flow Information
Interest Paid	$6,555	$14,027
Net Income Tax (Refunds)/Payments	$(227)	$9,400

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$451	$4,566
Sale of Assets Held for Sale for Note Receivable	$(2,000)	$-

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 29, 2009
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings.  The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 30, 2009 (Fiscal 2009).  The balance sheet at May 30, 2009 has been derived from the audited Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for Fiscal 2009.  Because the Company's business is seasonal in nature, the operating results for the three month period ended August 29, 2009 are not necessarily indicative of results for the fiscal year ending May 29, 2010 (Fiscal 2010).

Subsequent Events

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events, a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. SFAS No. 165 applies prospectively for interim or annual financial periods ending after June 15, 2009.

The Company adopted the provisions of SFAS No. 165 as of May 31, 2009 and has performed an evaluation of subsequent events through October 13, 2009, the date these financial statements were issued.

Current Conditions

The Company has experienced recurring net losses since its formation in April 2006, in part due to the interest expense associated with its leveraged debt structure detailed in Note 2 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt” and discussed further in its Annual Report on Form 10-K for Fiscal 2009.  At August 29, 2009, working capital was $151.6 million, cash and cash equivalents were $26.0 million and unused availability under the Company’s $800 million ABL Senior Secured Revolving Facility (ABL Line of Credit) was $406.9 million.  Significant declines in the United States and international financial markets during Fiscal 2009 and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers, which in turn impacts the Company’s sales trends.  In response to these economic conditions, the Company implemented several initiatives to restructure its workforce and reduce its cost structure as discussed in the Company’s Form 10-K for Fiscal 2009 (refer to Note 3 to the Company's Condensed Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion).  The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and its operating results.  The Company is also prudently managing its capital spending and operating expenses.

Despite the current trends in the retail environment and their negative impact on the Company’s comparative store sales, the Company believes that cash generated from operations, along with existing cash and the ABL Line of Credit, will be sufficient to fund the Company’s expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that, should the economy continue to decline, the Company would be able to continue to offset the decline in its comparative store sales with continued savings initiatives.

2. Long Term Debt

Long term debt consists of:
	(in thousands)
	August 29, 2009	May 30, 2009

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from February 27, 2010 to May 28, 2013	$864,752	$870,750
$800,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires April 15, 2011	19,600	150,307
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2009 to April 15, 2014	300,978	300,815
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2009 to October 15, 2014	99,309	99,309
Industrial Revenue Bonds, 6.1% due in semi-annual payments of various amounts from September 1, 2009 to September 1, 2010	2,305	2,305
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	483	533
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	201	221
Capital Lease Obligations	25,219	25,306

Total debt	1,312,847	1,449,546
Less: current maturities	(7,087)	(10,795)

Long-term debt, net of current maturities	$1,305,760	$1,438,751

The $900 million Senior Secured Term Loan Facility (Term Loan) is to be repaid in quarterly payments of $2.3 million from February 27, 2010 to May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of its available free cash flow (as defined in the credit agreement governing the Term Loan).  This payment offsets future mandatory quarterly payments.  Based on its available free cash flow for Fiscal 2009, the Company was required to make a free cash flow payment of $6.0 million on August 28, 2009.  This payment offsets the mandatory quarterly payments through the second quarter of Fiscal 2010 and $1.5 million of the mandatory quarterly payment to be made in the third quarter of Fiscal 2010.

The Company’s Term Loan agreement contains financial, affirmative and negative covenants and requires that the Company, among other things; maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, the Company’s total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the four fiscal quarters most recently ended on or prior to such date, may not exceed 5.75 to 1 at August 29, 2009 and November 28, 2009; 5.50 to 1 at February 27, 2010; 5.25 to 1 at May 29, 2010, August 28, 2010 and November 27, 2010; 5.00 to 1 at February 26, 2011; and 4.75 to 1 at May 28, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of the Company’s liquidity.  Adjusted EBITDA, as defined in the credit agreement governing the Company’s Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The $800 million ABL Line of Credit was entered into on April 13, 2006 and is for a five-year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowing under the facility during the three month period ended August 29, 2009 was $150.3 million. Average borrowings during the three month period ended August 29, 2009 amounted to $57.4 million at an average interest rate of 2.7%. At August 29, 2009 and May 30, 2009, $19.6 million and $150.3 million, respectively, were outstanding under this credit facility. Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.  For the three months ended August 29, 2009, the Company repaid $130.7 million, net of borrowings.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Line of Credit and the $900 million Term Loan.  These guarantees are both joint and several.

As of August 29, 2009, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and Term Loan, as well as the indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

    The Company had $32.3 million and $34.9 million in deferred financing fees, net of accumulated amortization, as of August 29, 2009 and May 30, 2009, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $2.6 million for both the three month periods ended August 29, 2009 and August 30, 2008.  These amounts are recorded in the line item “Depreciation and Amortization” in the Company’s Condensed Consolidated Statements of Operations.

3.  Restructuring and Separation Costs

During Fiscal 2009, in an effort to better align the Company’s resources with its business objectives, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance.  In light of the challenging economic and retail sales environments, the Company executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of more than 2,300 positions in the Company’s corporate office and its stores during the third and fourth quarters of Fiscal 2009. These reductions, which were approximately 9% of the Company’s workforce, resulted in severance and related payroll tax charges during Fiscal 2009 of approximately $2.8 million.  During the three months ended August 29, 2009, the Company continued this process and recorded $0.7 million of additional severance payments related to the elimination of certain positions and other terminations in the Company’s corporate office.  These payments are expected to be made over the next 12 months.

 Additionally, on February 16, 2009, the Company’s former President and Chief Executive Officer (Former CEO), entered into a separation agreement with the Company.  As part of his separation agreement, the Company paid the Former CEO’s salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement commenced.  The continuation payments will be paid out in bi-weekly installments through May 30, 2011.  The total amount of all continuation payments and other benefits payable to the Former CEO pursuant to the terms of his separation agreement was approximately $4.2 million, all of which was recorded during Fiscal 2009 and $2.4 million of which was non-cash stock compensation.

 The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Condensed Consolidated Balance Sheet as of August 29, 2009:

	(in thousands)
	May 30, 2009	Charges	Adjustments	Capital in Excess of Par Value	Cash Payments	August 29, 2009
Severance-Restructuring (a)	$1,124	700	-	-	(921)	903
Severance-Separation Cost (b)	1,608	-	-	-	(387)	1,221
Total	$2,732	700	-	-	(1,308)	2,124

(a) The balance as of August 29, 2009 is recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheet.

(b)  Approximately $0.7 million and $0.5 million of the balance as of August 29, 2009 are recorded in the line items "Other Current Liabilities" and "Other Liabilities,"
       respectively, in the Company’s Condensed Consolidated Balance Sheet.

4. Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheet as of August 29, 2009 are comprised of owned parcels of land adjacent to two of the Company’s stores.

The assets included in the line item “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheet as of May 30, 2009 are owned parcels of land adjacent to two of the Company’s stores, a purchased lease right related to one of the Company’s stores and various distribution equipment that was being held for sale.

    Assets held for disposal are valued at the lower of their carrying value or fair value as follows:

	(in thousands)
	August 29, 2009	May 30, 2009
Property and Equipment	$722	$783
Purchased Lease Rights	-	1,934
	$722	$2,717

During the three months ended August 29, 2009, the Company sold assets with a total carrying value of $2.0 million that were held for sale as of May 30, 2009, including all the distribution equipment and the purchased lease right.  In exchange for the purchased lease right, the Company received a $2.0 million note receivable, of which $0.4 million is included in the line item “Prepaid and Other Current Assets” on the Company’s Condensed Consolidated Balance Sheet and the remaining $1.6 million is included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet.  The sale of both the distribution equipment and the purchased lease rights resulted in no gain or loss in the Company’s Condensed Consolidated Statements of Operations.

5.  Intangible Assets

Intangible assets at August 29, 2009 and May 30, 2009 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	August 29, 2009			May 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000	$238,000	$-	$238,000

Favorable Leases	$567,034	$(97,616)	$469,418	$567,034	$(89,462)	$477,572

Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)

2010	$32,599
2011	32,272
2012	31,594
2013	30,477
2014	29,644

Total	$156,586

6.  Fair Value Measurements

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

The provisions of SFAS No. 157 for financial assets and financial liabilities were adopted by the Company as of June 1, 2008.  The Company adopted the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities as of May 31, 2009.  The adoption of SFAS No. 157 for both financial and non-financial assets and financial and non-financial liabilities did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Financial Assets

    The Company’s financial assets as of August 29, 2009 include cash equivalents, interest rate cap agreements and an investment in a money market fund.  The Company’s financial liabilities are discussed below.   The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair value of the interest rate caps are determined using quotes provided by the respective bank counterparties that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

    Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of August 29, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy.

    The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

(in thousands)
Fair Value Measurements at August 29, 2009

Assets:
Level 1
Cash equivalents (including restricted cash)	$2,626

Level 2
Interest rate cap agreements (a)	$10,692
Investment in Money Market Fund	$995

(a)
Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (Refer to Footnote 7 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's  interest rate cap agreements).

During Fiscal 2009, the Company made investments into The Reserve Primary Fund (Fund) of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  To date, the Company has received total distributions of its investment in the Fund of $50.6 million and recorded losses of approximately $4.7 million.  As of August 29, 2009, $1.0 million was recorded in the line item “Investment in Money Market Fund” on the Company’s Condensed Consolidated Balance Sheet.  The Company received the remaining $1.0 million during September 2009.

Financial Liabilities

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP SFAS 107-1 and APB 28-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting” , to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 became effective for interim periods ending after June 15, 2009. FSP SFAS 107-1 and APB 28-1 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

The fair value of the Company’s debt as of August 29, 2009 and May 30, 2009 is noted in the table below:

	(in thousands)
	August 29, 2009		May 30, 2009
	Carrying Amount (3)	Fair Value (3)	Carrying Amount (3)	Fair Value (3)

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from February 27, 2010 to May 28, 2013.	$864,752	$756,658	$870,750	$612,428
$800,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance. (1)	19,600	19,600	150,307	150,307
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2009 to April 15, 2014	300,978	286,493	300,815	218,091
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2009 to October 15, 2014	99,309	94,530	99,309	71,999
Other debt (2)	2,989	2,989	3,059	3,059

Total debt	$1,287,628	$1,160,270	$1,424,240	$1,055,884

(1)   The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(2)   Other debt includes the industrial revenue bonds and both promissory notes, as further described in Note 2 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.”
(3)   Capital lease obligations are excluded from the table above.

As of August 29, 2009, the fair value of the Company’s debt, exclusive of capital leases, was $1,160.3 million compared to the carrying value of $1,287.6 million.  The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since that date, and current estimates of fair value may differ from amounts presented herein.

7.  Derivative Instruments and Hedging Activities

The Company adopted SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161), on November 30, 2008.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), with the intent to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The adoption of SFAS No. 161 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

As of August 29, 2009 and May 30, 2009, the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	August 29, 2009		May 30, 2009

Derivatives Not Designated as Hedging Instruments Under FAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Assets	$10,692	Other Assets	$ 8,324

Liability Derivatives
	August 29, 2009		May 30, 2009

Derivatives Not Designated as Hedging Instruments Under FAS 133	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$-	Other Liabilities	$-

(Gain)/Loss on Derivatives Instruments

Derivatives Not Designated as Hedging Instruments Under Statement 133	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Three Months Ended
		August 29, 2009	August 30, 2008

Interest Rate Cap Agreements	Interest Expense	$(2,368)	$ 149

    One of the four interest rate cap agreements became effective on May 12, 2006.  It has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  The Company adjusts this interest rate cap to fair value on a quarterly basis and records all gains and losses associated with this agreement in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations.

    On December 20, 2007, the Company entered into an additional interest rate cap agreement to limit interest rate risk associated with its future long term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement became effective on May 29, 2009 upon the termination of an expiring $700 million interest rate cap agreement.  As of the agreement’s effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  Instead, the Company adjusts the interest rate cap to fair value on a quarterly basis and records all gains and losses associated with this agreement in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations.

On January 16, 2009, the Company entered into two additional interest rate cap agreements to limit interest rate risk associated with its future long term debt obligations.  Each agreement will be effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements described above.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015. The Company will determine prior to the effective date of each agreement whether it will monitor them for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate caps to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

8. Store Exit Costs

The Company establishes reserves covering future obligations of closed stores and stores expected to be closed, including lease and severance obligations.  These reserves are included in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets.  These charges are recorded in the line item “Selling and Administrative Expenses” on the Company’s Condensed Consolidated Statements of Operations.  Reserves at August 29, 2009 and May 30, 2009 consisted of:

Fiscal Year Reserve Established	(in thousands)
	Balance at May 30, 2009	Provisions	Payments	Balance at August 29, 2009

2008	11	-	-	11

The Company believes that these reserves are adequate to cover the expected contractual lease payments and other ancillary costs related to the closings. Scheduled rent related payments over the remainder of the contractual obligation periods are all expected to be paid during Fiscal 2010.

9. Income Taxes

As of August 29, 2009, the Company had a current deferred tax asset of $52.7 million and a non-current deferred tax liability of $319.8 million.  As of May 30, 2009, the Company had a current deferred tax asset of $53.0 million and a non-current deferred tax liability of $326.3 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (FIN 18), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the first quarter ending August 29, 2009, the Company’s best estimate of its annual effective income tax rate was 39.1% (before discrete items).

As of August 29, 2009 and May 30, 2009, valuation allowances amounted to $8.6 million and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2009.   Any future tax benefit recognized by the use of a state tax net operating loss that was established prior to the April 13, 2006 merger transaction involving Bain Capital, LLC (Merger Transaction), in each case where a valuation allowance has been established, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Condensed Consolidated Statements of Operations according to the provisions of SFAS No. 141, “Business Combinations (revised 2007)” (SFAS No. 141R).

10. Barter Transactions

The Company accounts for barter transactions under SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion Number 29,” and Emerging Issues Task Force 93-11, “Accounting for Barter Transactions Involving Barter Credits.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value.

Based on the expected usage of the barter credits received during Fiscal 2008 and Fiscal 2009, the Company recorded prepaid advertising expense of $2.6 million in the line item “Prepaid and Other Current Assets” and $9.2 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets as of August 29, 2009.  As of May 30, 2009, the Company recorded prepaid advertising expense of $2.7 million in the line item “Prepaid and Other Current Assets” and $9.3 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.

For both the three month periods ended August 29, 2009 and August 30, 2008, the Company utilized $0.3 million of the barter advertising credits.

11.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Burlington Coat Factory Holdings, Inc.’s (Parent) Board of Directors (the Board) adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock.   As of August 29, 2009, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

Non-cash stock compensation expense for the three months ended August 29, 2009 and August 30, 2008 amounted to $0.0 million and $1.3 million, respectively.   The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended
Type of Non-Cash Stock Compensation	August 29, 2009	August 30, 2008
Stock Option Compensation (A)	$(318)	$1,255
Restricted Stock Compensation (A)	324	-
Total	$6	$1,255

(A)	Included in the line item "Selling and Administrative Expense" in the Company's Condensed Consolidated Statements of Operations.

Stock Options

Options granted during the three month period ended August 29, 2009 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.  Options granted during the three month period ended August 30, 2008 were all service-based awards and were granted at exercise prices of $100 per unit, $180 per unit and $270 per unit. These grants were modified during Fiscal 2009 to lower the exercise prices of options issued at $270 per unit and options issued at $100 per unit to $90 per unit.  All of the service-based awards issued vest 40% on the second anniversary of the award (or the modification of the award) with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

All options awarded pursuant to the Plan become exercisable upon a change of control.  Unless determined otherwise by the plan administrator and except as otherwise set forth in the option holders’ stock agreement, upon cessation of employment, (1) options that have not vested will terminate immediately; (2) units previously issued upon the exercise of vested options will be callable at the Company’s option; and (3) unexercised vested options will be exercisable for a period of 60 days.

    As of August 29, 2009, the Company had 478,500 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with SFAS No. 123R (Revised 2004), “Share-Based Payments” (SFAS 123R), using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date (June 4, 2006 for the Company). For the three months ended August 29, 2009 the Company recognized non-cash stock compensation expense of $0.9 million before the adjustment for forfeitures of $1.2 million, which resulted in contra-expense for the quarter of $0.3 million ($0.2 million after tax).  These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.  The Company recorded adjustments for actual forfeitures incurred as well as an adjustment to increase the estimated forfeiture percentage during the three months ended August 29, 2009.

In comparison, for the three months ended August 30, 2008, the Company recognized expense of $1.3 million ($0.8 million after tax).  During the three months ended August 30, 2008, there was no forfeiture adjustment.

 Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations. As of August 29, 2009 there was approximately $7.5 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 5.0 years. The service-based awards are expensed on a straight-line basis over the requisite service period of 5 years.  As of August 29, 2009, 23.9% of outstanding options to purchase units had vested.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding May 30, 2009	488,500	$123.62

Options Issued	17,500	120.00
Options Forfeited	(27,500)	120.00
Options Cancelled	-	-

Options Outstanding August 29, 2009	478,500	$123.70

 Non-vested stock option unit transactions during the three months ended August 29, 2009 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, May 30, 2009	374,633	$40.09

Granted	17,500	24.59

Vested	(4,666)	60.45

Forfeited	(23,500)	51.73

Cancellations	-	-

Non-Vested Options Outstanding, August 29, 2009	363,967	$38.93

The following table summarizes information about the options to purchase units that are outstanding under the Plan as well as options that are exercisable under the Plan as of August 29, 2009:

	Stock Option Units Outstanding		Option Units Exercisable
Exercise Prices	Number Outstanding At August 29, 2009	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at August 29, 2009	Weighted Average Remaining Contractual Life (Years)

$90.00	313,333	8.7	62,355	6.1
$180.00	151,167	7.6	38,178	5.7
$270.00	14,000	3.8	14,000	3.8
	478,500		114,533

The following table summarizes information about the stock options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Expected to Vest as of August 29, 2009
$90.00	253,467	8.7	$90.00
$180.00	123,733	7.6	$180.00
$270.00	14,000	3.8	$270.00
	391,200

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the three months ended August 29, 2009 and August 30, 2008:

	Three Months Ended
	August 29, 2009		August 30, 2008

Risk-Free Interest Rate		3.2 – 3.5%	3.6 – 3.8%
Expected Volatility		52.5%	35.0%
Expected Life (years)		6.9 - 9.8	6.6 – 8.3
Contractual Life (years)		10.0	10.0
Expected Dividend Yield		0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$ 90.00		$25.23	$63.76
$180.00		$23.33	$39.77
$270.00	$	N/A	$32.44

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from changes in the Company’s business forecast, market conditions and changes in the fair value and book value of the Company’s debt.

Restricted Stock Grants

Under the Plan, the Company also has the ability to grant restricted stock units (Units).  Each Unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent.

During the three months ended August 29, 2009, the Company granted 840 Units at a weighted average fair value per Unit of $56.36.   The fair value of each Unit granted is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of Units outstanding.    All Units granted are service-based awards.  Units granted during the three months ended August 29, 2009 vest 50% on the second anniversary of the grant and 50% on the third anniversary of the grant.  Following a change of control, as defined by the Plan, all unvested Units shall accelerate and vest as of the date of such change of control.

During the three months ended August 29, 2009, the Company recorded $0.3 million of non-cash restricted stock compensation expense related to 111,363 Units, which is included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations.  As of August 29, 2009, there was approximately $3.7 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 2.8 years.  The service based Units are expensed on a straight-line basis over the requisite service period of three years.  At August 29, 2009, none of the outstanding Units were vested.

Restricted Stock Unit Transactions for the three months ended August 29, 2009 are summarized below:

Number of Units
Units Outstanding May 30, 2009	114,245

Units Issued	840
Units Forfeited	(3,722)
Units Cancelled	-

Units Outstanding August 29, 2009	111,363

12.  Comprehensive Loss

The Company accounts for comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income.”  For the three month period ended August 29, 2009 and the three month period ended August 30, 2008, comprehensive loss consisted of net loss.

13. Other Revenue

Other revenue consists of rental income received from leased departments, subleased rental income, layaway, alteration and other service charges, and other miscellaneous items.  Layaway, alteration and other service fees amounted to $2.4 million and $1.8 million for the three month periods ended August 29, 2009 and August 30, 2008, respectively.  This increase was primarily related to an increase in layaway service charges.  Layaway service charges increased $0.6 million during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  This increase was due to the Company’s extending the layaway period available to customers.  The change in the Company’s policy has resulted in increased layaway transactions during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.

Rental income from leased departments amounted to $1.8 million and $1.6 million for the three month periods ended August 29, 2009 and August 30, 2008, respectively.  Subleased rental income and other miscellaneous revenue items amounted to $2.7 million and $3.0 million for the three month periods ended August 29, 2009 and August 30, 2008, respectively.

14.  Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Customer liabilities totaled $39.0 million and $39.1 million as of August 29, 2009 and May 30, 2009, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in workers' compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.  Self insurance reserves were $41.8 million and $42.3 million as of August 29, 2009 and May 30, 2009, respectively.

15.  Segment Information

The Company reports segment information in accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (SFAS No. 131).  The Company has identified operating segments at the store level. However, each store’s operating performance has been aggregated into one reportable segment.  Each store meets the aggregation criteria set forth in SFAS No. 131.  The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products, nature of production processes and distribution methods.  Revenues from customers are derived from merchandise sales and the Company does not rely on any major customers as a source of revenue.

16.  Commitments and Contingencies

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Company’s Fiscal 2009 10-K, except as noted below:

Legal

The Company establishes reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $4.7 million and $4.4 million as of August 29, 2009 and May 30, 2009, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Condensed Consolidated Financial Statements.  However, there can be no assurances to this effect.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of August 29, 2009, the Company was committed to 10 new lease agreements (inclusive of three relocations) for locations at which stores are expected to be opened in Fiscal 2010.  The 10 new stores are expected to have minimum lease payments of $4.1 million, $5.8 million, $6.5 million, $6.5 million, and $44.4 million during the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and June 1, 2013, and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $66.2 million and $76.9 million as of August 29, 2009 and August 30, 2008, respectively.  Among these arrangements as of August 29, 2009 and August 30, 2008, the Company had letters of credit in the amount of $43.7 million and $40.9 million, respectively, guaranteeing performance under various lease agreements, insurance contracts and utility agreements.  The Company also had an outstanding letter of credit in the amount of $2.4 million and $3.4 million guaranteeing the Company’s Industrial Revenue Bonds at August 29, 2009 and August 30, 2008, respectively.  Lastly, the Company had outstanding letters of credit agreements in the amount of $20.1 million and $32.6 million at August 29, 2009 and August 30, 2008, respectively, related to certain merchandising agreements.

17. Recent Accounting Pronouncements

The Company adopted SFAS No. 141, “Business Combinations (revised 2007)” (SFAS No. 141R) on May 31, 2009.   SFAS No. 141R applies to any transaction or other event that meets the definition of a business combination.  Where applicable, SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, SFAS No. 141R determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.   SFAS No. 141R also applies to prospective changes in acquired tax assets and liabilities recognized as part of the acquirer’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision.  The adoption of SFAS No. 141R did not have a material impact on the Company’s Condensed Consolidated Financial Statements.  The Company expects SFAS No. 141R will have an impact on accounting for future business combinations and on prospective changes, if any, of previously acquired tax assets and liabilities.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification tm and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168), which establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles. SFAS No. 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws as authoritative GAAP for SEC registrants. SFAS No. 168 will become effective September 15, 2009 and will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

In June 2008, the FASB ratified EITF No. 08-3 “Accounting by Lessees for Maintenance Deposits” (EITF 08-3).  EITF 08-3 mandates that maintenance deposits that may not be refunded should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  EITF 08-3 was adopted by the Company as of May 31, 2009 and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

18. Condensed Guarantor Data

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of August 29, 2009

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$740	$25,234	$-	$25,974
Restricted Cash and Cash Equivalents	-	-	2,624	-	2,624
Investment in Money Market Fund	-	-	995	-	995
Accounts Receivable	-	17,890	10,086	-	27,976
Merchandise Inventories	-	725	718,880	-	719,605
Deferred Tax Asset	-	14,770	37,907	-	52,677
Prepaid and Other Current Assets	-	17,389	15,199	-	32,588
Prepaid Income Tax	-	943	785	-	1,728
Assets Held for Sale	-	-	722	-	722

Total Current Assets	-	52,457	812,432	-	864,889

Property and Equipment - Net of Accumulated Depreciation	-	56,573	829,947	-	886,520
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	469,418	-	469,418
Goodwill	-	47,064	-	-	47,064
Other Assets	111,657	1,602,312	38,181	(1,661,100)	91,050

Total Assets	$111,657	$1,996,406	$2,149,978	$(1,661,100)	$2,596,941

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$448,773	$-	$-	$448,773
Income Taxes Payable	-	19,182	-	-	19,182
Other Current Liabilities	-	130,776	104,840	-	235,616
Current Maturities of Long Term Debt	-	5,252	1,835	-	7,087

Total Current Liabilities	-	603,983	106,675	-	710,658

Long Term Debt	-	1,180,078	125,682	-	1,305,760
Other Liabilities	-	2,885	156,140	(10,000)	149,025
Deferred Tax Liability	-	97,803	222,038	-	319,841

Stockholders' Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	463,500	463,500	1,111,206	(1,574,706)	463,500
(Accumulated Deficit)/ Retained Earnings	(351,843)	(351,843)	428,237	(76,394)	(351,843)

Total Stockholders' Equity	111,657	111,657	1,539,443	(1,651,100)	111,657

Total Liabilities and Stockholders' Equity	$111,657	$1,996,406	$2,149,978	$(1,661,100)	$2,596,941

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands, except share data)

	As of May 30, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$1,788	$24,022	$-	$25,810
Restricted Cash and Cash Equivalents	-	-	2,622	-	2,622
Investment in Money Market Fund	-	-	995	-	995
Accounts Receivable	-	18,286	7,182	-	25,468
Merchandise Inventories	-	564	641,269	-	641,833
Deferred Tax Assets	-	15,186	37,772	-	52,958
Prepaid and Other Current Assets	-	16,142	13,905	-	30,047
Prepaid Income Taxes	-	4,359	1,890	-	6,249
Assets Held for Disposal	-	-	2,717	-	2,717

Total Current Assets	-	56,325	732,374	-	788,699

Property and Equipment—Net of Accumulated Depreciation	-	55,503	840,324	-	895,827
Tradenames	-	238,000	-	-	238,000
Favorable Leases—Net of Accumulated Amortization	-	-	477,572	-	477,572
Goodwill	-	47,064	-	-	47,064
Other Assets	135,065	1,575,940	33,096	(1,657,895)	86,206

Total Assets	$135,065	$1,972,832	$2,083,366	$(1,657,895)	$2,533,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$-	$229,757	$-	$-	$229,757
Income Taxes Payable	-	14,798	3,302	-	18,100
Other Current Liabilities	-	156,849	58,278	-	215,127
Current Maturities of Long Term Debt	-	9,000	1,795	-	10,795

Total Current Liabilities	-	410,404	63,375	-	473,779

Long Term Debt	-	1,312,872	125,879	-	1,438,751
Other Liabilities	-	16,317	153,092	(10,000)	159,409
Deferred Tax Liability	-	98,174	228,190	-	326,364

Stockholders’ Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	463,495	463,495	1,094,128	(1,557,623)	463,495
Accumulated Deficit	(328,430)	(328,430)	418,702	(90,272)	(328,430)

Total Stockholders’ Equity	135,065	135,065	1,512,830	(1,647,895)	135,065

Total Liabilities and Stockholders’ Equity	$135,065	$1,972,832	$2,083,366	$(1,657,895)	$2,533,368

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended August 29, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$352	$704,341	$-	$704,693
Other Revenue	-	181	6,674	-	6,855

Total Revenue	-	533	711,015	-	711,548

COSTS AND EXPENSES:
Cost of Sales	-	219	437,107	-	437,326
Selling and Administrative Expenses	-	34,660	227,043	-	261,703
Restructuring and Separation Costs	-	514	186	-	700
Depreciation and Amortization	-	6,496	31,992	-	38,488
Interest Expense	-	12,660	4,155	-	16,815
Impairment Charges – Long-Lived Assets	-	-	63	-	63
Other Income, Net	-	(1,528)	(4,721)	-	(6,249)
Loss (Earnings) from Equity Investment	23,413	(9,535)	-	(13,878)	-
	23,413	43,486	695,825	(13,878)	748,846

(Loss) Income Before (Benefit) Provision for Income Taxes	(23,413)	(42,953)	15,190	13,878	(37,298)

(Benefit) Provision for Income Taxes	-	(19,540)	5,655	-	(13,885)

Net (Loss) Income	$(23,413)	$(23,413)	$9,535	$13,878	$(23,413)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended August 30, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$1,422	$705,614	$-	$707,036
Other Revenue	-	100	6,289	-	6,389

Total Revenue	-	1,522	711,903	-	713,425

COSTS AND EXPENSES:
Cost of Sales	-	884	438,343	-	439,227
Selling and Administrative Expenses	-	36,766	228,946	-	265,712
Depreciation and Amortization	-	8,957	32,104	-	41,061
Interest Expense	-	22,196	4,178	-	26,374
Other Income, Net	-	(349)	(2,193)	-	(2,542)
Loss (Earnings) from Equity Investment	32,468	(7,392)	-	(25,076)	-
	32,468	61,062	701,378	(25,076)	769,832

(Loss) Income Before (Benefit) Provision for Income Taxes	(32,468)	(59,540)	10,525	25,076	(56,407)

(Benefit) Provision for Income Taxes	-	(27,072)	3,133	-	(23,939)

Net (Loss) Income	$(32,468)	$(32,468)	$7,392	$25,076	$(32,468)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Three Months Ended August 29, 2009
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$140,986	$18,150	$-	$159,136

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(5,254)	(16,882)	-	(22,136)
Investing Activity-Other	-	(75)	101	-	26

Net Cash Used in Investing Activities	-	(5,329)	(16,781)	-	(22,110)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	186,200	-	-	186,200
Principal Payments on Long Term Debt	-	-	(157)	-	(157)
Principal Payments on Long Term Debt – Term Loan	-	(5,998)	-	-	(5,998)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(316,907)	-	-	(316,907)

Net Cash Used In Financing Activities	-	(136,705)	(157)	-	(136,862)

(Decrease)/Increase in Cash and Cash Equivalents	-	(1,048)	1,212	-	164
Cash and Cash Equivalents at Beginning of Period	-	1,788	24,022	-	25,810

Cash and Cash Equivalents at End of Period	$-	$740	$25,234	$-	$25,974

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Three Months Ended August 30, 2008
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash (Used In) Provided by Operating Activities	$-	$(86,576)	$86,609	$-	$33

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(7,595)	(36,205)	-	(43,800)
Investing Activity-Other	-	70	(225)	-	(155)

Net Cash Used in Investing Activities	-	(7,525)	(36,430)	-	(43,955)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	283,551	-	-	283,551
Principal Payments on Long Term Debt	-	-	(149)	-	(149)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(180,151)	-	-	(180,151)

Net Cash Provided By (Used In) Financing Activities	-	103,400	(149)	-	103,251

Increase in Cash and Cash Equivalents	-	9,299	50,030	-	59,329
Cash and Cash Equivalents at Beginning of Period	-	4,114	35,987	-	40,101

Cash and Cash Equivalents at End of Period	$-	$13,413	$86,017	$-	$99,430

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter we or our or Holdings). The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K for the twelve month period ended May 30, 2009 (2009 10-K). Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

We define the 2010 fiscal year (Fiscal 2010), the 2009 fiscal year (Fiscal 2009), and the 2008 fiscal year (Fiscal 2008) as the twelve month period ending May 29, 2010, the twelve month period ended May 30, 2009, and the twelve month period ended May 31, 2008, respectively.

Overview

 We experienced a decrease in net sales for the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  Consolidated net sales decreased $2.3 million, or 0.3%, to $704.7 million ($648.8 million of which represents comparative store sales) for the three months ended August 29, 2009 from $707.0 million for the three months ended August 30, 2008. This decrease was primarily attributable to the combination of the following:

•	a decrease in comparative store sales of $47.9 million, or 6.9%,
•	a decrease in layaway and other sales of $5.3 million, and
•	a decrease in net sales of $2.5 million from stores closed since the comparable period last year, offset by
•	an increase in non-comparative store sales of $53.4 million.

We believe the comparative store sales decrease was due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Our gross margin as a percentage of sales remained constant at 37.9% during the three month period ended August 29, 2009 compared with the three month period ended August 30, 2008.

Selling and administrative expenses as a percentage of sales decreased from 37.6% during the three months ended August 30, 2008 to 37.1% during the three months ended August 29, 2009.  Despite opening 16 net new stores since August 30, 2008, total selling and administrative expenses decreased $4.0 million or 1.5% during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  The decrease in our selling and administrative expenses as both a percentage of sales and in terms of total dollars was due to our ongoing initiative to reduce our cost structure.  During Fiscal 2009 and continuing through the three months ended August 29, 2009, we executed various initiatives that reduced store payroll, maximized supply chain efficiencies and reduced our overall headcount.

We recorded a net loss of $23.4 million for the three month period ended August 29, 2009 compared with a net loss of $32.5 million for the three month period ended August 30, 2008.  The improvement in our operating results during the three months ended August 29, 2009 compared with the three months ended August 30, 2008 was primarily attributable to decreased interest expense during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.

Current Conditions

Store Openings, Closings, and Relocations.

 During the three months ended August 29, 2009, we did not open, close or relocate any Burlington Coat Factory Warehouse Stores (BCF Stores).  As of August 29, 2009, we operated 433 stores under the names "Burlington Coat Factory Warehouse" (415 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (15 stores) and "Super Baby Depot" (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. However, given the uncertainty of the economy, we have limited our store opening plans to between seven and eleven new stores (exclusive of three relocations) for the remainder of Fiscal 2010.

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

•	Improving comparative store sales:

o
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

o
Refining our store experience through the eyes of the customer.  We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have and will continue to strive to streamline processes to create opportunities for fast and effective customer interactions. Our stores must reflect clean, organized merchandise presentations that highlight the depth and breadth of our assortments. Through proper staffing flexibility we provide sales floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

We plan to execute these initiatives during Fiscal 2010 by:

•	Allocating incremental payroll to stores for such things as additional early morning recovery and overnight stocking crews to ensure goods are moved quickly from the store docks to the selling floor.

•	Implementating a chain wide store housekeeping initiative to ensure our stores reflect clean organized merchandise presentation and are easier and more comfortable to shop in.

•	Implementing a store refresh program with respect to 25 stores that we have identified as having certain needs such as new carpet, painting, fitting room improvements and various other improvements.

•
Implementing upgraded lighting retrofits in 80 stores which will make the stores more energy efficient while improving the lighting within the stores, making it easier for customers to navigate the stores.

•	Implementing a new signing program in all our stores that will make it easier to navigate and shop our stores.

o
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

General Economic Conditions.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  During Fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which we believe continues to negatively impact consumer spending at many retailers, including us, to date in Fiscal 2010. In response to this, we took steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent, including the reduction of more than $70 million out of our cost structure during the third and fourth quarters of Fiscal 2009.  A large amount of these cost reductions will carry over into Fiscal 2010, partially offset by incremental expenses associated with the store experience and other ongoing initiatives as noted above.  For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and Part II, Item 1A of this report entitled “Risk Factors.”

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

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, gross margin and inventory levels, receipt-to-reduction ratio, liquidity and comparative store payroll.

Comparative Store Sales. Comparative store sales measure performance of a store during the current fiscal reporting period against the performance of the same store in the corresponding fiscal period of the previous year. The method of calculating comparative store sales varies across the retail industry.  As a result, our definition of comparative store sales may differ from other retailers.  We define comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately one year and two months).  Existing stores whose square footage has been changed by more than 20% and relocated stores (except those relocated within the same shopping center) are classified as new stores for comparative store sales purposes.   We experienced a decrease in comparative store sales of 6.9% during the three month period ended August 29, 2009.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales.  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Condensed Consolidated Statements of Operations.  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  Gross margin as a percentage of sales remained constant during the three months ended August 29, 2009 compared with the three months ended August 30, 2008 at 37.9%.

Inventory Levels.   Inventory at August 29, 2009 was $719.6 million compared to $641.8 million at May 30, 2009.   The increase of $77.8 million was the result of our preparation for the back-to-school and holiday selling seasons.  The preparation for these selling seasons resulted in an increase of average store inventory at August 29, 2009 of approximately 12.1% to $1.7 million per store compared with the average store inventory of $1.5 million at May 30, 2009.

Inventory at August 29, 2009 decreased $105.9 million from $825.5 million at August 30, 2008.  This decrease was a result of our initiatives to enhance our supply chain efficiencies and our merchandise content.  Average store inventory at August 29, 2009 decreased approximately 16.0% to $1.7 million per store compared with average store inventory of $2.0 million at August 30, 2008.

 In light of current economic conditions, we continue to work to reduce our inventory levels in the stores.  Our efforts are evident in the 16.0% reduction in average store inventory at August 29, 2009 compared with August 30, 2008. By managing our inventories conservatively we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.   Over time, we intend to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory. This may result in us taking more markdowns as a percent of sales than in prior periods, which would have a negative impact on gross margin.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our annualized inventory turnover rate as of August 29, 2009 of 2.5 turns per year has increased slightly over the annualized inventory turnover rate as of August 30, 2008 of 2.4 turns per year.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced an increase in cash flow of $0.2 million during the three month period ended August 29, 2009 primarily due to cash flow from operating activities offset by cash used in financing and investing activities.  Cash used in financing activities was primarily the result of repayments, net of borrowings, on our ABL Line of Credit of $130.7 million.  Cash used in investing activities was primarily the result of $22.1 million of capital expenditures during the three months ended August 29, 2009.  Cash and cash equivalents increased $0.2 million to $26.0 million as of August 29, 2009.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at August 29, 2009 was $151.6 million compared with $312.3 million at May 30, 2009.  This decrease in working capital was primarily related to an increase in our accounts payable from May 30, 2009 to August 29, 2009.

Comparative Store Payroll.  Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year. We define our comparative store payroll as stores which were opened for an entire week both in the previous year and the current year.  Comparative store payroll decreased 17.4% for the three months ended August 29, 2009 compared to the three months ended August 30, 2008 as a result of various process improvements and standard operating procedures that have been implemented to improve the efficiencies of our stores.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long-lived assets, intangible assets, goodwill impairment, insurance, sales returns, allowances for doubtful accounts and income taxes. Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are consistent with those disclosed in our 2009 10-K.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the three month periods ended August 29, 2009 and August 30, 2008.

	Percentage of Net Sales
	Three Months Ended
	August 29, 2009	August 30, 2008

Net Sales	100%	100%

Other Revenue	1.0	0.9

Total Revenue	101.0	100.9

Cost of Sales	62.1	62.1

Selling and Administrative Expenses	37.1	37.6

Restructuring and Separation Costs	0.1	-

Depreciation and Amortization	5.5	5.8
Interest Expense	2.4	3.7

Impairment Charges – Long-Lived Assets	-	-

Other Income, Net	(0.9)	(0.3)

Total Expense	106.3	108.9

Loss before Income Tax Benefit	(5.3)	(8.0)

Income Tax Benefit	(2.0)	(3.4)

Net Loss	(3.3)%	(4.6)%

Three Month Period Ended August 29, 2009 compared with Three Month Period Ended August 30, 2008

Net Sales

 We experienced a decrease in net sales for the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  Consolidated net sales decreased $2.3 million, or 0.3%, to $704.7 million ($648.8 million of which represents comparative store sales) for the three months ended August 29, 2009 from $707.0 million for the three months ended August 30, 2008. This decrease was primarily attributable to the combination of the following:

•	a decrease in comparative store sales of $47.9 million, or 6.9%,
•	a decrease in layaway and other sales of $5.3 million, and
•	a decrease in net sales of $2.5 million from stores closed since the comparable period last year, offset by
•	an increase in non-comparative store sales of $53.4 million.

We believe the comparative store sales decrease was due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $6.9 million for the three month period ended August 29, 2009 compared with $6.4 million for the three month period ended August 30, 2008. This increase was primarily related to an increase in layaway service charges.  Layaway service charges increased $0.6 million during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  This increase was due to our extending the layaway period available to customers.  This change in our policy has resulted in increased layaway transactions during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.

Cost of Sales

Cost of sales decreased $1.9 million (0.4%) for the three month period ended August 29, 2009 compared with the three month period ended August 30, 2008. Cost of sales as a percentage of net sales remained consistent during the three months ended August 29, 2009 compared with the three months ended August 30, 2008 at 62.1%. The overall decrease in cost of sales was a function of the overall decrease in net sales.

Selling and Administrative Expenses

Selling and administrative expenses decreased $4.0 million (1.5%) for the three month period ended August 29, 2009 compared with the three month period ended August 30, 2008. The decrease in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	August 29, 2009	August 30, 2008	$ Variance	% Change
Payroll and Payroll Related	$117,750	$127,163	$(9,413)	(7.4)%
Advertising	11,318	13,444	(2,126)	(15.8)
Benefit Costs	3,479	4,990	(1,511)	(30.3)
Other	27,146	27,116	30	0.1
Business Insurance	7,444	6,468	976	15.1
Occupancy	94,566	86,531	8,035	9.3
Selling and Administrative Expenses	$261,703	$265,712	$(4,009)	(1.5)%

The decrease in payroll and payroll related expense of $9.4 million during the three months ended August 29, 2009 compared with August 30, 2008 was primarily related to a decrease in our comparative store payroll of $16.2 million and a corresponding decrease in related payroll taxes of $1.4 million.  Additionally, stock compensation expense decreased $1.2 million as a result of forfeitures incurred during the three months ended August 29, 2009.  These decreases were partially offset by non comparative store payroll and an increase in vacation expense.  Incremental payroll for stores that were opened during Fiscal 2009 but were not operating for the full fiscal period contributed additional payroll expense of $4.3 million.  Vacation expense increased $5.6 million as a result of the timing of when the expense is recorded under our new personal time policy which was adopted in July 2008.

The decrease in advertising expense of $2.1 million during the three months ended August 29, 2009 compared with August 30, 2008 was primarily related to shifts in the media used for marketing communications.  Additionally, during the three months ended August 30, 2008, we incurred additional marketing and advertising expense announcing the opening of 20 new BCF stores during the quarter, as well as announcing the opening of an additional 13 new stores during the second quarter of Fiscal 2009.  In comparison, we opened no new stores during the three months ended August 29, 2009, and are anticipating opening only seven new stores during the second quarter of Fiscal 2010.

The decrease in benefit costs of $1.5 million during the three months ended August 29, 2009 compared with August 30, 2008 was primarily a result of decreased 401(k) Plan match expense.  During the three months ended August 30, 2008, we recorded a 401(k) Plan matching contribution expense of $1.1 million.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual matching contribution obligations.  A “forfeiture” is the portion of our matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  Based on the forfeitures available to us, we were not required to record any 401(k) Plan matching expense during the three months ended August 29, 2009.

The increase in business insurance expense of $1.0 million during the three months ended August 29, 2009 compared with the three months ended August 30, 2008 was primarily related to an increase in the dollar value of workers’ compensation claims and an increase in the number of general liability claims, which we believe was a result of the current economic environment.

The increase in occupancy related costs of $8.0 million during the three months ended August 29, 2009 compared with the three months ended August 30, 2008 was primarily related to the incremental expense of stores opened in Fiscal 2009 that were not operating for the full period and the pre-opening costs for stores expected to open in Fiscal 2010.  Incremental expense related to stores opened during Fiscal 2009 that were not opened for the full period amounted to $3.5 million while pre-opening costs related to stores expected to open in Fiscal 2010 amounted to $1.5 million.

Also contributing to the increase in occupancy expense was an increase in janitorial service expense.  Excluding the impact of stores opened in Fiscal 2009 and pre-opening costs, janitorial service expense increased $2.0 million during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  This increase was a result of our initiative to replace janitorial payroll with a third party provider.

Restructuring and Separation Costs

Restructuring and separation costs totaled $0.7 million during the three months ended August 29, 2009.  We did not have any restructuring and separation costs during the three months ended August 30, 2008.  During the third and fourth quarters of Fiscal 2009, in an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  That process has continued through the first quarter of Fiscal 2010.  During the three months ended August 29, 2009, we recorded $0.7 million of severance expense related to the elimination of certain positions and other terminations in our corporate office as part of this ongoing effort.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases and deferred debt charges amounted to $38.5 million during the three month period ended August 29, 2009 compared with $41.1 million during the three month period ended August 30, 2008.  The decrease in depreciation and amortization expense during the three months ended August 29, 2009 compared with the three months ended August 30, 2008 was primarily a result of various assets that were recorded during purchase accounting in conjunction with our acquisition by Bain Capital in April of 2006.  These assets were established with useful lives of less than three years.  As a result, they became fully depreciated during Fiscal 2009, which has resulted in less depreciation and amortization expense during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.

Interest Expense

Interest expense was $16.8 million compared with $26.4 million for the three month periods ended August 29, 2009 and August 30, 2008, respectively.  Lower average interest rates on our ABL Senior Secured Revolving Facility (ABL Line of Credit) and our Senior Secured Term Loan Facility (Term Loan) and a lower average balance on our ABL Line of Credit accounted for $7.2 million of the total decrease.  Our average interest rates related to our ABL Line of Credit and our Term Loan, as well as the average balances on our ABL Line of Credit, for the three months ended August 29, 2009 compared with the three months ended August 30, 2008 are summarized in the table below:

	Three Months Ended
	August 29, 2009	August 30, 2008

Average Interest Rates – ABL Line of Credit	2.7%	4.1%

Average Interest Rates – Term Loan	2.6%	4.9%

Average Balances – ABL Line of Credit (in millions)	$57.4	$230.8

As discussed in detail in Note 7 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities,” at August 29, 2009, we were party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable rate debt.  Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations, contributed $2.5 million to the total decrease in interest expense for the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  Adjustments of the interest rate cap agreements to fair value amounted to a gain of $2.3 million for the three months ended August 29, 2009 compared with a loss of $0.2 million for the three months ended August 30, 2008.  The gain recognized during the three months ended August 29, 2009 was primarily the result of an increase in the underlying market rates, which in turn, increased the value of the interest rate cap agreements.

Impairment Charges - Long-Lived Assets

Impairment charges related to long-lived assets amounted to $0.1 million during the three months ended August 29, 2009.  There were no impairment charges related to long-lived assets during the three months ended August 30, 2008.  The impairment charges during the three months ended August 29, 2009 primarily relate to assets purchased for certain stores which had previously been impaired.  Based on the previous impairment analysis, the stores could not support an increase in their asset values on our Condensed Consolidated Balance Sheets.  As a result, the assets were immediately impaired.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $3.7 million to $6.2 million for the three month period ended August 29, 2009 compared with the three month period ended August 30, 2008. This increase was primarily related to an increase of insurance recoveries of $2.9 million related to three of our stores.

Income Tax Benefit

Income tax benefit was $13.9 million for the three month period ended August 29, 2009 and $23.9 million for the three month period ended August 30, 2008. The effective tax rates for the three month periods ended August 29, 2009 and August 30, 2008 were 37.2% and 42.4% respectively.  In accordance with Accounting Principles Board Opinion No. 28, Interim Financial Reporting (APB 28) and FASB Interpretation No. 18, Accounting for Income Taxes in Interim Periods — an interpretation of APB Opinion No. 28 (FIN 18), at the end of each interim period we are required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  We used this methodology during the first quarter of Fiscal 2009.

In accordance with FIN 18, in certain circumstances where a reliable estimate cannot be made, FIN 18 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period.  Due to the large amount of Work Opportunity Tax Credits relative to the amount of forecasted pre-tax income for the year, we determined that the most appropriate method for the first quarter of Fiscal 2008 was to use our actual effective income tax rate.  The effective tax rate for the three months ended August 30, 2008 was impacted by three discrete adjustments that decreased tax expense by $1.1 million related to changes in the tax rate used to accrue deferred tax asset and liabilities and the accrual of interest related to unrecognized tax benefits established in prior years in accordance with FIN 48.

Net Loss

Net loss amounted to $23.4 million for the three months ended August 29, 2009 compared with $32.5 million for the three months ended August 30, 2008. The improvement in our net loss position of $9.1 million was primarily attributable to a decrease in interest expense during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors.  As a result of the recently publicized CIT trade credit issues, we expect to receive incremental requests from vendors to accelerate payment terms.  However, we believe we have adequate liquidity to service these requests.

Our working capital needs follow a seasonal pattern, peaking in the second quarter of our fiscal year when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and the opening of new stores and remodeling of existing stores.  As of August 29, 2009, we had unused availability on our ABL Line of Credit of $406.9 million.

Our ability to satisfy our interest payment obligations on our outstanding debt and maintain compliance with our debt covenants, as discussed below, will depend largely on our future performance which, in turn, is in part subject to prevailing economic conditions and to financial, business and other factors beyond our control.  If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed.

During Fiscal 2009, there was a significant deterioration in the global financial markets and economic environment, which we believe continued to negatively impact consumer spending at many retailers, including us, through August 29, 2009.  In response to this, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent.

    As noted above under the caption “Uncertainties and Challenges,” we have continued to execute certain initiatives in response to the difficult current economic environment which have reduced our cost structure during the three months ended August 29, 2009.  Additionally, during the last two quarters of Fiscal 2009, we were able to reduce our cost structure by slightly more than $70 million.  These reductions in our cost structure were realized through various payroll initiatives and supply chain efficiencies.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

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

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the four fiscal quarters most recently ended on or prior to such date, may not exceed 5.75 to 1 at August 29, 2009 and November 28, 2009; 5.5 to 1 at February 27, 2010; 5.25 to 1 at May 29, 2010, August 28, 2010 and November 27, 2010; 5.00 to 1 at February 26, 2011; and 4.75 to 1 at May 28, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  The calculation of Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, begins with consolidated net income for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our operating business and provides greater transparency into our results of operations.  Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.  Given the importance Adjusted EBITDA has on our operations, the threshold for determining whether any incentive awards will be granted to our corporate employees under our Management Bonus Plan for Fiscal 2010 is solely based on our Adjusted EBITDA results.

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
•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA differently so they may not be comparable.

Adjusted EBITDA for the three months ended August 29, 2009 increased $5.5 million, or 33.3%, to $22.0 million from $16.5 million during the three months ended August 30, 2008.  The improvement in Adjusted EBITDA was primarily the result of the cost reductions realized during the three months ended August 29, 2009, as further described above under the caption entitled “Overview,” and an increase in insurance recoveries.

The following table shows our calculation of Adjusted EBITDA for the three months ended August 29, 2009 compared with the three months ended August 30, 2008:

	(in thousands)
	August 29, 2009	August 30, 2008

Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(23,413)	$(32,468)
Interest Expense	16,815	26,374
Income Tax Benefit	(13,885)	(23,939)
Depreciation and Amortization	38,488	41,061
Impairment Charges – Long-Lived Assets	63	-
Interest Income	(48)	(246)
Non Cash Straight-Line Rent Expense (a)	1,792	3,546
Advisory Fees (b)	993	970
Stock Compensation Expense (c)	6	1,255
Sox Compliance (d)	-	791
Amortization of Purchased Lease Rights (e)	208	164
Severance (f)	700	-
Franchise Taxes (g)	251	250
Insurance Reserve (h)	(431)	(1,787)
Advertising Expense Related to Barter (i)	276	356
Loss on Disposal of Fixed Assets (j)	171	166
Adjusted EBITDA	$21,986	$16,493

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$21,986	$16,493
Interest Expense	(16,815)	(26,374)
Changes in Operating Assets and Liabilities	149,157	(7,732)
Other Items, Net	4,808	17,646
Net Cash Provided by Operating Activities	$159,136	$33

Net Cash Used in Investing Activities	$(22,110)	$(43,955)

Net Cash (Used in) Provided by Financing Activities	$(136,862)	$103,251

During Fiscal 2009, in accordance with the credit agreement governing the Term Loan and with approval from the administrative agent for the Term Loan, we changed our methodology of calculating Adjusted EBITDA and have shown that change retrospectively in the Adjusted EBITDA calculations above for the three months ended August 30, 2008.  With approval from the administrative agent for the Term Loan, the following items are included as adjustments to EBITDA in arriving at Adjusted EBITDA in the prior period presented as they represent non-cash expenses:

•	Amortization of Purchased Lease Rights
•	Franchise Taxes
•	Insurance Reserve
•	Advertising Expense Related to Barter
•	Loss on Disposal of Fixed Assets

The impact of these changes (described in the following notes to the foregoing table) resulted in a decrease to Adjusted EBITDA during the three months ended August 30, 2008 of $0.9 million.

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

(e)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreement governing the Term Loan.
(f)
Represents a severance charge resulting from a reduction of our workforce during the three months ended August 29, 2009 as part of our ongoing cost reduction initiative (refer to Note 3 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreement governing the Term Loan.

(g)	Represents franchise taxes paid based on our equity, as approved by the administrative agent for the Term Loan.
(h)
Represents the change in calculated non-cash reserves based on estimated general liability, workers compensation and health insurance claims, net of cash payments, as approved by the administrative agent for the Term Loan.

(i)
Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agent for the Term Loan.

(j)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreement governing the Term Loan.

Cash Flow for the Three Months Ended August 29, 2009 Compared with the Three Months Ended August 30, 2008

We generated $0.2 million of cash flow for the three months ended August 29, 2009 compared with $59.3 million of cash flow for the three months ended August 30, 2008.  Net cash provided by operating activities amounted to $159.1 million for the three months ended August 29, 2009.  For the three months ended August 30, 2008, net cash provided by operating activities netted to zero.  The improvement in net cash provided by operating activities was primarily the result of changes in the Company’s working capital.  The biggest driver of the improvement relates to cash flow from changes in accounts payable.  Cash flow from the change in accounts payable for the three months ended August 29, 2009 increased $105.0 million compared with the three months ended August 30, 2008.  The increase in accounts payable for the three months ended August 29, 2009 compared with the three months ended August 30, 2008 was primarily related to our working capital management strategy at the end of Fiscal 2009 where we accelerated certain payments that typically would not have been made until the first quarter of Fiscal 2010.  In turn, this lowered our accounts payable balance at the end of Fiscal 2009.  As our accounts payable balance was again in line with historical levels at August 29, 2009, additional cash flow resulted for the three months ended August 29, 2009.

The improvements in net cash flows from operating activities were augmented by improvements in net cash used in investing activities.  Net cash used in investing activities decreased from $44.0 million for the three months ended August 30, 2008 to $22.1 million for the three months ended August 29, 2009.  This reduction was primarily the result of decreased capital expenditures during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  Capital expenditures decreased $21.7 million for the three months ended August 29, 2009 compared with the three months ended August 30, 2008 due to fewer planned store openings during the first two quarters of Fiscal 2010 compared with the first two quarters of Fiscal 2009.

The increase in cash flow provided by operating activities and the decrease in cash flow used in investing activities was almost entirely offset by the increase in the cash flow used in financing activities.  Cash flow used in financing activities increased $240.1 million during the three months ended August 29, 2009 compared with the three months ended August 30, 2008.  The primary driver of the increased use of cash in financing activities was related to repayments, net of borrowings, on our ABL Line of Credit.  Repayments, net of borrowings, on our ABL Line of Credit amounted to $130.7 million for the three months ended August 29, 2009.  For the three months ended August 30, 2008, borrowings exceeded repayments by $103.4 million.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at August 29, 2009 was $151.6 million compared with $312.3 million at May 30, 2009.  The decrease in working capital was primarily the result of increased accounts payable as of August 29, 2009 compared with May 30, 2009.

Operational Growth

              During the three months ended August 29, 2009, we did not open, close or relocate any BCF stores. As of August 29, 2009, we operated stores under the names "Burlington Coat Factory Warehouse" (415 stores), "MJM Designer Shoes" (15 stores), "Cohoes Fashions" (two stores), and "Super Baby Depot" (one store). We estimate spending approximately $86 million, net of approximately $14 million of landlord allowances, in capital expenditures during Fiscal 2010 including approximately $46 million, net of the previously mentioned landlord allowances for store expenditures, $14 million for upgrades of distribution facilities and $26 million for information technology and other initiatives. For the three months ended August 29, 2009, capital expenditures, net of landlord allowances, amounted to $21.4 million.

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

Additionally, we may consider strategic acquisitions.  If we undertake such transactions, we may seek additional financing to fund acquisitions and carrying charges (i.e., the cost of rental, maintenance, tax and other obligations associated with such properties from the time of commitment to acquire to the time that such locations can be readied for opening as our stores) related to the newly acquired stores.  There can be no assurance, however, that any additional locations will become available from other retailers or that, if available, we will undertake to bid or be successful in bidding for such locations. Furthermore, to the extent that we decide to purchase additional store locations, it may be necessary to finance such acquisitions with additional long term borrowings.

From time to time we make available for sale certain assets based on current market conditions.  These assets are recorded in the line item "Assets Held for Sale" in our Condensed Consolidated Balance Sheets.  Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item "Assets Held for Sale" and into the appropriate asset category.  Upon this reclassification, we assess the assets for impairment and reclassify them based on the lesser of their carrying value or fair value less cost to sell.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances.  We did not pay any dividends during the three month periods ended August 29, 2009 and August 30, 2008.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to our $800 million ABL Line of Credit, $900 million Term Loan and $305 million Senior Notes due 2014. As of August 29, 2009, we were in compliance with all of our debt covenants.  Significant changes in our debt structure consist of the following:

$800 Million ABL Line of Credit

During the three months ended August 29, 2009, we made repayments, net of borrowings, of $130.7 million on our ABL Line of Credit.   As of August 29, 2009, we had $19.6 million outstanding under our ABL Line of Credit and unused availability of $406.9 million.

$900 Million Term Loan

On August 28, 2009, we made a repayment of principal in the amount of $6.0 million based on 50% of our available free cash flow (as defined in the credit agreement governing the Term Loan) as of May 30, 2009.  This payment offsets the $2.3 million quarterly payments that we are required to make under the credit agreement governing the Term Loan through the second quarter of Fiscal 2010 and $1.5 million of the quarterly payment to be made in the third quarter of Fiscal 2010.  As of August 29, 2009, we had $864.8 million outstanding under the Term Loan.

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

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our 2009 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of August 29, 2009, we had committed to 10 new lease agreements (inclusive of three relocations) for locations at which stores are expected to be opened in Fiscal 2010.  The 10 new stores are expected to have minimum lease payments of $4.1 million, $5.8 million, $6.5 million, $6.5 million, and $44.4 million during the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and June 1, 2013, and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $66.2 million and $76.9 million as of August 29, 2009 and August 30, 2008, respectively.  Among these agreements were letters of credit in the amount of $43.7 million and $40.9 million at August 29, 2009 and August 30, 2008, respectively, guaranteeing performance under various lease agreements, insurance contracts and utility agreements.  We also had an outstanding letter of credit in the amount of $2.4 million and $3.4 million guaranteeing our Industrial Revenue Bonds at August 29, 2009 and August 30, 2008, respectively.  Lastly, we had outstanding letters of credit agreements in the amount of $20.1 million and $32.6 million at August 29, 2009 and August 30, 2008 respectively, related to certain merchandising agreements.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects.  For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties.  Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows.  Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

 Refer to Note 17 to the Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

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

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At August 29, 2009, we had $428.5 million principal amount of fixed-rate debt and $884.4 million of floating-rate debt. Based on $884.4 million outstanding as floating rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.8 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	(in thousands)
	Principal Outstanding at August 29, 2009	Additional Interest Expense Q2 2010	Additional Interest Expense Q3 2010	Additional Interest Expense Q4 2010	Additional Interest Expense Q1 2011
ABL Line of Credit	$19,600	$49	$49	$49	$49
Term Loan	864,752	2,162	2,162	2,160	2,154
Total	$884,352	$2,211	$2,211	$2,209	$2,203

   We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $60.0 million assuming constant current borrowing levels of $900.0 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900.0 million.  For the three months ended August 29, 2009, our borrowing rates related to our ABL Line of Credit averaged 2.7%.  At August 29, 2009, the borrowing rate related to our Term Loan was 2.5%.

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

In September of 2008, we invested $56.3 million in the Reserve Primary Fund (Fund) as part of our overnight cash management strategy.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  During Fiscal 2009, we received distributions of $50.6 million and recorded losses of approximately $4.7 million.  As of August 29, 2009, $1.0 million was recorded in the line item “Investment in Money Market Fund” on our Condensed Consolidated Balance Sheet.  Refer to Note 6 to our Condensed Consolidated Financial Statements entitled “Fair Value Measurements” for further discussion regarding this investment.

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, August 29, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of August 29, 2009.

During the fiscal quarter ended August 29, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2009 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    None.

Item 3. Defaults Upon Senior Securities.

    None.

Item 4. Submission of Matters to a Vote of Security Holders.

    None.

Item 5. Other Information.

    None.

Item 6.   Exhibits.

31.1
Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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
President & Chief Executive Officer

/s/ Todd Weyhrich
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: October 13, 2009