Form 10-Q
period 2010-01-12
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2010-01-12
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2009

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

As of January 12, 2010, the registrant had 1,000 shares of common stock outstanding (all of which are owned by Burlington Coat Factory Holdings, Inc., its sole stockholder), none of which are publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(All amounts in thousands)

	November 28, 2009	May 30, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$88,958	$25,810
Restricted Cash and Cash Equivalents	2,605	2,622
Investment in Money Market Fund	-	995
Accounts Receivable, Net of Allowances for Doubtful Accounts	49,125	25,468
Merchandise Inventories	834,369	641,833
Deferred Tax Assets	52,604	52,958
Prepaid and Other Current Assets	29,715	30,047
Prepaid Income Taxes	-	6,249
Assets Held for Disposal	521	2,717

Total Current Assets	1,057,897	788,699

Property and Equipment - Net of Accumulated Depreciation	883,739	895,827
Tradenames	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	455,590	477,572
Goodwill	47,064	47,064
Other Assets	86,206	86,206

Total Assets	$2,768,496	$2,533,368

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$585,248	$229,757
Income Taxes Payable	41,057	18,100
Other Current Liabilities	254,028	215,127
Current Maturities of Long Term Debt	9,493	10,795

Total Current Liabilities	889,826	473,779

Long Term Debt	1,282,668	1,438,751
Other Liabilities	147,893	159,409
Deferred Tax Liability	311,746	326,364

Commitments and Contingencies (Note 16)

Stockholders' Equity:
Common Stock	-	-
Capital in Excess of Par Value	464,198	463,495
Accumulated Deficit	(327,835)	(328,430)
Total Stockholders' Equity	136,363	135,065
Total Liabilities and Stockholders' Equity	$2,768,496	$2,533,368

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(All amounts in thousands)

	Six Months Ended		Three Months Ended

	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008

REVENUES:
Net Sales	$1,669,727	$1,709,425	$965,034	$1,002,389
Other Revenue	15,773	14,292	8,919	7,903
Total Revenue	1,685,500	1,723,717	973,953	1,010,292

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,014,037	1,042,174	576,712	602,947
Selling and Administrative Expenses	553,770	571,906	292,067	306,194
Restructuring and Separation Costs (Note 3)	1,658	-	958	-
Depreciation and Amortization	77,276	83,478	38,787	42,417
Interest Expense (Inclusive of (Gain) Loss on Interest Rate Cap Agreements)	37,603	54,138	20,788	27,764
Impairment Charges – Long-Lived Assets	6,500	-	6,437	-
Other Income, Net	(8,998)	(2,838)	(2,746)	(296)
	1,681,846	1,748,858	933,003	979,026

Income (Loss) Before Income Tax Expense (Benefit)	3,654	(25,141)	40,950	31,266

Income Tax Expense (Benefit)	2,846	(10,850)	16,730	13,089

Net Income (Loss)	$808	$(14,291)	$24,220	$18,177

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(All amounts in thousands)

	Six Months Ended

	November 28, 2009	November 29, 2008

OPERATING ACTIVITIES
Net Income (Loss)	$808	$(14,291)

Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	77,276	83,478
Impairment Charges - Long-Lived Assets	6,500	-
Accretion of Senior Notes and Senior Discount Notes	329	295
Interest Rate Cap Agreement - Adjustment to Market	(457)	338
Provision for Losses on Accounts Receivable	1,418	1,377
Provision for Deferred Income Taxes	(14,263)	(16,961)
(Gain) Loss on Disposition of Fixed Assets and Assets Held for Disposal	(262)	343
(Gain) Loss on Investment in Money Market Fund	(105)	1,667
Non-Cash Stock Compensation Expense	703	2,063
Non-Cash Rent Expense	(2,693)	1,905

Changes in Assets and Liabilities:
Accounts Receivable	(22,711)	(24,579)
Merchandise Inventories	(192,536)	(208,846)
Prepaid and Other Current Assets	6,581	(9,258)
Accounts Payable	355,491	278,572
Other Current Liabilities and Income Tax Payable	58,432	19,633
Deferred Rent Incentives	3,177	18,340
Other Long Term Assets and Long Term Liabilities	(12,339)	-

Net Cash Provided by Operating Activities	265,349	134,076

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(46,067)	(76,977)
Proceeds Received from Sale of Property and Equipment and Assets Held for Sale	651	28
Lease Acquisition Costs	-	(2,298)
Redesignation of Cash Equivalents to Investment in Money Market Fund	-	(56,294)
Redemption of Investment in Money Market Fund	1,100	28,522
Other	44	100

Net Cash Used in Investing Activities	(44,272)	(106,919)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	323,115	501,451
Principal Payments on Long Term Debt	(1,411)	(1,290)
Principal Payments on Long Term Debt - Term Loan	(5,998)	-
Principal Payments on Long Term Debt - ABL Line of Credit	(473,422)	(527,051)
Dividends	(213)	-

Net Cash Used in Financing Activities	(157,929)	(26,890)

Increase in Cash and Cash Equivalents	63,148	267
Cash and Cash Equivalents at Beginning of Period	25,810	40,101
Cash and Cash Equivalents at End of Period	$88,958	$40,368

Supplemental Disclosure of Cash Flow Information
Interest Paid	$35,161	$53,224
Net Income Tax Payments	$505	$8,444

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$3,116	$1,698
Sale of Assets Held for Sale for Note Receivable	$(2,000)	$-

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 28, 2009
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (collectively, the Company or Holdings).  Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (collectively, BCFWC), which are reflected in the financial statements of Holdings.  The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended May 30, 2009 (Fiscal 2009).  The balance sheet at May 30, 2009 has been derived from the audited Consolidated Financial Statements contained in the Company's Annual Report on Form 10-K for Fiscal 2009.  Because the Company's business is seasonal in nature, the operating results for the six month period ended November 28, 2009 are not necessarily indicative of results for the fiscal year ending May 29, 2010 (Fiscal 2010).

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance for the interim reporting period ended November 28, 2009.  This adoption did not have an effect on the Company’s Condensed Consolidated Financial Statements.

Current Conditions

The Company has experienced annual recurring net losses since its formation in April 2006, in part due to the interest expense associated with its leveraged debt structure detailed in Note 2 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt” and discussed further in its Annual Report on Form 10-K for Fiscal 2009.  At November 28, 2009, working capital, exclusive of restricted cash and cash equivalents, was $165.5 million, cash and cash equivalents were $89.0 million and unused availability under the Company’s $800 million ABL Senior Secured Revolving Facility (ABL Line of Credit) was $567.0 million.  Significant declines in the United States and international financial markets during Fiscal 2009 and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers, which in turn impacts the Company’s sales trends.  In response to these economic conditions, the Company implemented several initiatives to restructure its workforce and reduce its cost structure as more fully discussed in the Company’s Form 10-K for Fiscal 2009 (refer to Note 3 to the Company's Condensed Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion).  The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and its operating results.  The Company is also prudently managing its capital spending and operating expenses.

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

2. Long Term Debt

Long term debt consists of:
	(in thousands)
	November 28, 2009	May 30, 2009

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from February 27, 2010 to May 28, 2013	$864,752	$870,750
$800,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires May 28, 2011	-	150,307
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2010 to April 15, 2014	301,145	300,815
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from April 15, 2010 to October 15, 2014	99,309	99,309
Industrial Revenue Bonds, 6.1% due in semi-annual payments of various amounts from March 1, 2010 to September 1, 2010	1,210	2,305
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	433	533
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	181	221
Capital Lease Obligations	25,131	25,306

Total debt	1,292,161	1,449,546
Less: current maturities	(9,493)	(10,795)

Long-term debt, net of current maturities	$1,282,668	$1,438,751

The $900 million Senior Secured Term Loan Facility (Term Loan) is to be repaid in quarterly payments of $2.3 million from February 27, 2010 to May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of its available free cash flow (as defined in the credit agreement governing the Term Loan).  This payment offsets future mandatory quarterly payments.  Based on its available free cash flow for Fiscal 2009, the Company was required to make a free cash flow payment of $6.0 million on August 28, 2009.  This payment offsets the mandatory quarterly payments through the second quarter of Fiscal 2010 and $1.5 million of the mandatory quarterly payment to be made in the third quarter of Fiscal 2010.  Average interest rates on the Company’s Term Loan for the six and three months ended November 28, 2009 amounted to 2.6% for each period.  In comparison, average interest rates on the Company’s Term Loan for the six and three months ended November 29, 2008 amounted to 5.0% and 5.1%, respectively.

The agreement governing the Company’s Term Loan contains financial, affirmative and negative covenants and requires that the Company, among other things; maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, the Company’s total debt to Adjusted EBITDA (as each term is defined in the credit agreement governing the Term Loan) for the four fiscal quarters most recently ended on or prior to such date, may not exceed 5.75 to 1 at November 28, 2009; 5.50 to 1 at February 27, 2010; 5.25 to 1 at May 29, 2010, August 28, 2010 and November 27, 2010; 5.00 to 1 at February 26, 2011; and 4.75 to 1 at May 28, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of the Company’s liquidity.  Adjusted EBITDA, as defined in the credit agreement governing the Company’s Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The $800 million ABL Line of Credit was entered into on April 13, 2006 and is for a five-year period at an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. The maximum borrowing under the facility during the six and three month periods ended November 28, 2009 was $150.3 million and $75.6 million, respectively. Average borrowings during the six and three month periods ended November 28, 2009 amounted to $37.2 million and $15.5 million, respectively, at an average interest rate of 2.7% and 3.1%, respectively.   In comparison, average borrowings during the six and three month periods ended November 29, 2008 amounted to $260.4 million and $290.1 million, respectively, at an average interest rate of 4.4% and 4.7%, respectively.  At November 28, 2009 there was no outstanding balance on the Company’s ABL Line of Credit.  In comparison, on May 30, 2009, there was an outstanding balance of $150.3 million under this credit facility. Commitment fees of .25% are charged on the unused portion of the facility and are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.  For the six and three months ended November 28, 2009, the Company repaid $150.3 million and $19.6 million, respectively, net of borrowings.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $800 million ABL Line of Credit and the $900 million Term Loan.  These guarantees are both joint and several.

As of November 28, 2009, the Company was in compliance with all of its financial debt covenants. The agreements regarding the ABL Line of Credit and Term Loan, as well as the indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $29.8 million and $34.9 million in deferred financing fees, net of accumulated amortization, as of November 28, 2009 and May 30, 2009, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $5.2 million and $2.6 million for the six and three month periods ended November 28, 2009, respectively, compared with $5.2 million and $2.6 million for the six and three month periods ended November 29, 2008, respectively.  These amounts are recorded in the line item “Depreciation and Amortization” in the Company’s Condensed Consolidated Statements of Operations.

3.  Restructuring and Separation Costs

During Fiscal 2009, in an effort to better align the Company’s resources with its business objectives, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance.  In light of the challenging economic and retail sales environments, the Company executed several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of more than 2,300 positions in the Company’s corporate office and its stores during the third and fourth quarters of Fiscal 2009. These reductions, which were approximately 9% of the Company’s workforce, resulted in severance and related payroll tax charges during Fiscal 2009 of approximately $2.8 million.  During the six and three months ended November 28, 2009, the Company continued this process and recorded $1.7 million and $1.0 million, respectively, of additional severance payments related to the elimination of certain positions and other terminations in the Company’s corporate office.  Included in these amounts for both the six and three month periods ended November 28, 2009 is $0.1 million of stock compensation expense.  These payments are expected to be made over the next six months.

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

 The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Condensed Consolidated Balance Sheet as of November 28, 2009:

	(in thousands)
	May 30, 2009	Charges	Cash Payments	November 28, 2009

Severance-Restructuring (a)	$1,124	$1,658	$(1,475)	$1,307
Severance-Separation Cost (b)	1,608	-	(593)	1,015
Total	$2,732	$1,658	$(2,068)	$2,322

(a)	The balance as of November 28, 2009 is recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheet.
(b)
Approximately $0.7 million and $0.3 million of the balance as of November 28, 2009 are recorded in the line items "Other Current Liabilities" and "Other Liabilities," respectively, in the Company’s Condensed Consolidated Balance Sheet.

4. Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The asset listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheet as of November 28, 2009 is comprised of an owned parcel of land adjacent to one of the Company’s stores.

The assets included in the line item “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheet as of May 30, 2009 are owned parcels of land adjacent to two of the Company’s stores, a purchased lease right related to one of the Company’s stores and various distribution equipment that was being held for sale. Assets held for disposal are valued at the lower of their carrying value or fair value, less cost to sell, as follows:

	(in thousands)
	November 28, 2009	May 30, 2009
Property and Equipment	$521	$783
Purchased Lease Rights	-	1,934
	$521	$2,717

During the six months ended November 28, 2009, the Company sold assets with a total carrying value of $2.2 million that were held for sale as of May 30, 2009, including all the distribution equipment, the purchased lease right and one of the parcels of land.  In exchange for the purchased lease right, the Company received a $2.0 million note receivable, of which $0.4 million is included in the line item “Prepaid and Other Current Assets” on the Company’s Condensed Consolidated Balance Sheet and the remaining $1.6 million is included in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheet.  The sale of both the purchased lease right and the distribution equipment resulted in no gain.  During the six months ended November 28, 2009, the Company sold a parcel of land for $0.4 million which had a carrying value of $0.2 million, resulting in a gain on the sale of $0.2 million.  During the six months ended November 28, 2009, the Company recognized a total gain on the sale of all assets held for disposal of $0.2 million.

5.  Intangible Assets

Intangible assets at November 28, 2009 and May 30, 2009 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	November 28, 2009			May 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000	$238,000	$-	$238,000

Favorable Leases	$560,479	$(104,889)	$455,590	$567,034	$(89,462)	$477,572

The gross carrying amount of the Company’s favorable leases decreased $6.6 million during the six months ended November 28, 2009.  This decrease in the gross carrying amount of the Company’s favorable leases is the result of an impairment recorded during the six months ended November 28, 2009 related to two of the Company’s stores (Refer to Note 7 to the Company’s Condensed Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further details).

Accumulated amortization related to the Company’s favorable leases increased $15.4 million during the six months ended November 28, 2009.  This increase is primarily the result of amortization expense recorded during the six months ended November 28, 2009 of $16.4 million, partially offset by $1.0 million of an impairment charge recognized during the six months ended November 28, 2009, which decreased both the carrying cost and the accumulated amortization of the favorable lease.

Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)

2010	$32,571
2011	32,004
2012	31,326
2013	30,209
2014	29,376

Total	$155,486

6.  Financial Instruments

In September 2006, the FASB issued ASC Topic No. 820, “Fair Value Measurement and Disclosures,” (Topic No. 820) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). Topic No. 820 classifies the inputs used to measure fair value into the following hierarchy:

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

The provisions of Topic No. 820 for financial assets and financial liabilities were adopted by the Company as of June 1, 2008.  The Company adopted the provisions of Topic No. 820 for non-financial assets and non-financial liabilities as of May 31, 2009.  The adoption of Topic No. 820 for both financial and non-financial assets and financial and non-financial liabilities did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In February 2007, the FASB issued ASC Topic No. 825 “Financial Instruments” (Topic No. 825).  Topic No. 825 permits entities to choose to measure eligible items (including many financial instruments and certain other items) at fair value at the specified election date.  Unrealized gains and losses for which the fair value option has been elected will be reported in earnings at each subsequent reporting date.  The Company adopted this statement on June 1, 2008.  The Company has not elected to measure any financial assets or financial liabilities at fair value which were not previously required to be measured at fair value.  Therefore, the adoption of Topic No. 825 had no impact on the Company’s Condensed Consolidated Financial Statements.

Financial Assets

 The Company’s financial assets as of November 28, 2009 include cash equivalents, interest rate cap agreements, and a note receivable.  The Company’s financial liabilities are discussed below.   The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair value of the interest rate caps are determined using quotes provided by the respective bank counterparties that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's derivative contracts for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

 Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of November 28, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of the Company's derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified within Level 2 of the fair value hierarchy.

 The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	November 28, 2009	May 30, 2009
Assets:
Level 1
Cash equivalents (including restricted cash)	$2,608	$2,707

Level 2
Interest rate cap agreements (a)	$8,781	$8,324

Investment in money market fund	$-	$995

(a)
Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheet (Refer to Note 8 of the Company’s Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

As of November 28, 2009, $1.6 million and $0.4 million of the Company’s note receivable was included in the line items “Other Assets” and “Accounts Receivable”, respectively, on the Company’s Condensed Consolidated Balance Sheet (Refer to Note 4 entitled “Assets Held for Disposal” for further discussion regarding the Company’s note receivable).  Because quoted market prices are not available for this note, the Company used a fair value model taking into account credit strength of the issuer of the note, remaining life of the note, and applicable market interest rates in estimating the fair value of the note.  Using this fair value model, the Company approximated that the fair value of the note receivable is consistent with its carrying value of $2.0 million.

Financial Liabilities

In April 2009, the FASB issued ASC Topic No. 270, “Interim Reporting” (Topic No. 270) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. Topic No. 270 became effective for interim periods ending after June 15, 2009. Topic No. 270 did not have a material effect on the Company’s Condensed Consolidated Financial Statements.

The fair value of the Company’s debt as of November 28, 2009 and May 30, 2009 is noted in the table below:

	(in thousands)
	November 28, 2009		May 30, 2009
	Carrying Amount (3)	Fair Value (3)	Carrying Amount (3)	Fair Value (3)

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from February 27, 2010 to May 28, 2013.	$864,752	$773,953	$870,750	$612,428
$800,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance. (1)	-	-	150,307	150,307
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2010 to April 15, 2014	301,145	308,925	300,815	218,091
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from April 15, 2010 to October 15, 2014	99,309	97,985	99,309	71,999
Other debt (2)	1,824	1,824	3,059	3,059

Total debt	$1,267,030	$1,182,687	$1,424,240	$1,055,884

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

As of November 28, 2009, the fair value of the Company’s debt, exclusive of capital leases, was $1,182.7 million compared to the carrying value of $1,267.0 million.  The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since that date, and current estimates of fair value may differ from amounts presented herein.

7.  Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with Topic No. 360.  This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. Long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using Level 3 inputs as defined in the fair value hierarchy of Topic No. 820.  The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s risk adjusted rate of interest.  With respect to store level assets, the Company estimates future cash flows based on its experience and knowledge of the market in which the store is located.

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  The Company bases these estimates upon its past and expected future performance.  The Company believes its estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if the Company does not achieve its current revenue or cash flow projections.  The impairment charges noted below are primarily related to the expected closing of two stores that were not originally expected to be closed.  One of these stores is being relocated to a different location in the same trading market.  The planned closing of these stores was considered an indication of impairment by the Company, which triggered an impairment test.

Impairment charges recorded during the six and three months ended November 28, 2009 amounted to $6.5 million and $6.4 million, respectively.  There were no impairment charges recorded during the six and three months ended November 29, 2008.  Impairment charges during these periods related to the following:

	(in thousands)
	Six Months Ended		Three Months Ended
Asset Categories	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008

Favorable Leases	$5,593	$-	$5,593	$-
Leasehold Improvements	622	-	572	-
Furniture and Fixtures	274	-	264	-
Other Property and Equipment	11	-	8	-

Total	$6,500	$-	$6,437	$-

The impairment of favorable leases is related to two of the Company’s stores, one of which is expected to close prior than originally anticipated and will be relocated, the other is for a location in which the Company renegotiated a lost lease.  Impairment of $0.3 million related to leasehold improvements and $0.2 million related to furniture and fixtures is related to two of the Company’s stores which are expected to close prior than originally anticipated, one of which is being relocated to a different location within the same trading market.  The remaining impairment related to leasehold improvements, furniture and fixtures, and other property and equipment is related to assets purchased for certain stores which had previously been impaired. Based on previous impairment analysis, the stores could not support an increase in their asset values on the Company’s Condensed Consolidated Balance Sheet and, as a result, these assets were immediately impaired.

As noted above, long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820.  The table below sets forth by level within the fair value hierarchy the long-lived assets for the six months ended November 28, 2009 for which an impairment assessment was performed:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Total Losses

Favorable Leases	$-	$-	$230	$230	$5,593
Leasehold Improvements	-	-	164	164	622
Furniture and Fixtures	-	-	82	82	274
Other Property and Equipment	-	-	-	-	11

Total	$-	$-	$476	$476	$6,500

8.  Derivative Instruments and Hedging Activities

The Company adopted ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815), on November 30, 2008 with the intent to provide users of its financial statements with an enhanced understanding of: (i) how and why the Company uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for; and (iii) how derivative instruments and related hedged items affect the Company’s financial position, financial performance and cash flows.  The adoption of Topic No. 815 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt.  Instead, the interest rate cap agreements are adjusted to market on a quarterly basis.  As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and in the line item “Interest Rate Cap Agreement – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

As of November 28, 2009 and May 30, 2009, the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	November 28, 2009		May 30, 2009

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Assets	$8,781	Other Assets	$8,324

Liability Derivatives
	November 28, 2009		May 30, 2009

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$-	Other Liabilities	$-

(Gain)/Loss on Derivatives Instruments

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
		Six Months Ended		Three Months Ended
		November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008

Interest Rate Cap Agreements	Interest Expense	$(457)	$338	$1,911	$ 189

 One of the four interest rate cap agreements became effective on May 12, 2006.  The Company entered into this interest rate cap agreement to limit interest rate risk associated with its future long term debt obligations.  The agreement has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  As of the agreement’s effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  Instead, the Company adjusts this interest rate cap agreement to fair value on a quarterly basis and records all gains and losses associated with this agreement in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations.

On December 20, 2007, the Company entered into an additional interest rate cap agreement to limit interest rate risk associated with its future long term debt obligations.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement became effective on May 29, 2009 upon the termination of an expiring $700 million interest rate cap agreement.  As of the agreement’s effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  Instead, the Company adjusts the interest rate cap agreement to fair value on a quarterly basis and records all gains and losses associated with this agreement in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations.

On January 16, 2009, the Company entered into two additional interest rate cap agreements to limit interest rate risk associated with its future long term debt obligations.  Each agreement will be effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements described above.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015. The Company will determine prior to the effective date of each agreement whether it will monitor them for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations.

9. Income Taxes

As of November 28, 2009, the Company had a current deferred tax asset of $52.6 million and a non-current deferred tax liability of $311.7 million.  As of May 30, 2009, the Company had a current deferred tax asset of $53.0 million and a non-current deferred tax liability of $326.4 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270 “Interim Reporting” and ASC Topic No. 740 “Income Taxes” (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the six months ended November 28, 2009 the Company’s best estimate of its annual effective income tax rate was 38.3% (before discrete items).  The Company’s actual effective tax rate for the six months ended November 28, 2009 was 77.9%.  The effective tax rate for the six months ended November 28, 2009 was impacted by one discrete adjustment: an increase to tax expense of $1.4 million for the accrual of interest and penalties related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

As of November 28, 2009 and May 30, 2009, valuation allowances amounted to $8.6 million and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2009.   Any future tax benefit recognized by the use of a state tax net operating loss that was established prior to the April 13, 2006 merger transaction involving Bain Capital, LLC (Merger Transaction), in each case where a valuation allowance has been established, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Condensed Consolidated Statements of Operations according to the provisions of ASC Topic No. 805 “Business Combinations” (Topic No. 805).

10. Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value.

Based on the expected usage of the barter credits received during Fiscal 2008 and Fiscal 2009, the Company recorded prepaid advertising expense of $2.6 million in the line item “Prepaid and Other Current Assets” and $8.6 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets as of November 28, 2009.  As of May 30, 2009, the Company recorded prepaid advertising expense of $2.7 million in the line item “Prepaid and Other Current Assets” and $9.3 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets.

For the six and three month periods ended November 28, 2009 the Company utilized $0.8 million and $0.5 million, respectively, of the barter advertising credits, compared with $1.3 million and $0.9 million, respectively, for the six and three month periods ended November 29, 2008.

11.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Burlington Coat Factory Holdings, Inc.’s (Parent) Board of Directors (the Board) adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock.   As of November 28, 2009, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

As set forth in the table below, non-cash stock compensation expense for the six and three month periods ended November 28, 2009 amounted to $0.7 million for both periods.  In comparison, non-cash stock compensation expense for the six and three months ended November 29, 2008 amounted to $2.1 million and $0.8 million respectively.

	(in thousands)
	Six Months Ended		Three Months Ended
Type of Non-Cash Stock Compensation	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008
Stock Compensation – Separation Costs (A)	$56	$-	$56	$-
Stock Option Compensation (B)	47	2,063	365	808
Restricted Stock Compensation (B)	600	-	277	-
Total	$703	$2,063	$698	$808

(A)	Included in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statements of Operations.

(B)	Included in the line item "Selling and Administrative Expense" in the Company's Condensed Consolidated Statements of Operations.

The $0.1 million of stock compensation – separation costs relates to the purchase of two former employees’ restricted stock in connection with their separation from the Company.

Stock Options

Options granted during the six month period ended November 28, 2009 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.  Options granted during the six month period ended November 29, 2008 were all service-based awards and were granted at exercise prices of $100 per unit, $180 per unit and $270 per unit; these grants were modified during Fiscal 2009 to lower the exercise prices of options issued at $270 per unit and options issued at $100 per unit to $90 per unit.  All of the service-based awards issued vest 40% on the second anniversary of the award (or the modification of the award) with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

 As of November 28, 2009, the Company had 472,500 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation,” (ASC Topic No. 718) using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date (June 4, 2006 for the Company). For the six and three month periods ended November 28, 2009 the Company recognized non-cash stock compensation expense of $1.4 million ($0.3 million after tax) and $0.6 million ($0.4 million after tax), respectively, before the adjustment for forfeitures of $1.4 million and $0.2 million, respectively.   These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.  The Company recorded adjustments for actual forfeitures incurred as well as an adjustment to increase the estimated forfeiture percentage during the six and three months ended November 28, 2009.

In comparison, for the six and three months ended November 29, 2008, the Company recognized expense of $2.1 million ($1.2 million after tax), and $0.8 million ($0.5 million after tax), respectively.  There were no forfeiture adjustments required during the six or three months ended November 29, 2008.

As of November 28, 2009 there was approximately $7.6 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 5.0 years. The service-based awards are expensed on a straight-line basis over the requisite service period of 5 years.  As of November 28, 2009, 24.7% of outstanding options to purchase units had vested.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding May 30, 2009	488,500	$123.62

Options Granted	31,500	120.00
Options Forfeited	(47,500)	120.00
Options Cancelled	-	-

Options Outstanding November 28, 2009	472,500	$123.75

 Non-vested stock option unit transactions during the six months ended November 28, 2009 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, May 30, 2009	374,633	$40.09

Granted	31,500	25.15

Vested	(10,665)	62.91

Forfeited	(39,500)	53.73

Cancellations	-	-

Non-Vested Options Outstanding, November 28, 2009	355,968	$36.73

The following table summarizes information about the options to purchase units that are outstanding under the Plan as well as options that are exercisable under the Plan as of November 28, 2009:

	Stock Option Units Outstanding		Option Units Exercisable
Exercise Prices	Number Outstanding At November 28, 2009	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at November 28, 2009	Weighted Average Remaining Contractual Life (Years)

$90.00	309,334	8.5	63,688	5.9
$180.00	149,166	7.4	38,844	5.5
$270.00	14,000	3.5	14,000	3.5
	472,500		116,532

The following table summarizes information about the stock options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Expected to Vest as of November 30, 2009
$90.00	250,267	8.5	$90.00
$180.00	122,133	7.4	$180.00
$270.00	14,000	3.5	$270.00
	386,400

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the six months ended November 28, 2009 and November 29, 2008:

	Six Months Ended
	November 28, 2009		November 29, 2008

Risk-Free Interest Rate		2.9 – 3.5%	3.6 – 4.1%
Expected Volatility		52.5%	35 – 42.5%
Expected Life (years)		6.7 – 9.9	6.6 – 10.0
Contractual Life (years)		10.0	10.0
Expected Dividend Yield		0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$90.00		$25.81	$27.40
$180.00		$23.82	$26.62
$270.00	$	N/A	$23.34

Restricted Stock Grants

Under the Plan, the Company also has the ability to grant restricted stock units (Units).  Each Unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent.

During the six months ended November 28, 2009, the Company granted 840 Units at a weighted average fair value per Unit of $56.36.   The fair value of each Unit granted is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of Units outstanding.    All Units granted are service-based awards.  Units granted during the six months ended November 28, 2009 vest 50% on the second anniversary of the grant and 50% on the third anniversary of the grant.  Following a change of control, as defined by the Plan, all unvested Units shall accelerate and vest as of the date of such change of control.

During the six and three month periods ended November 28, 2009, the Company recorded $0.6 million and $0.3 million, respectively, of non-cash stock compensation expense related to 100,052 units, which are included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations.  As of November 28, 2009, there was approximately $3.0 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 2.6 years.  The service based Units are expensed on a straight-line basis over the requisite service period of three years.  At November 28, 2009, none of the outstanding Units were vested.

Restricted Stock Unit Transactions for the six months ended November 28, 2009 are summarized below:

Number of Units
Units Outstanding May 30, 2009	114,245

Units Granted	840
Units Forfeited	(15,033)
Units Cancelled	-

Units Outstanding November 28, 2009	100,052

12.  Comprehensive Income/(Loss)

The Company accounts for comprehensive income/(loss) in accordance with ASC Topic No. 220, “Comprehensive Income.”  For the six and three month period ended November 28, 2009 and November 29, 2008, comprehensive income consisted of net income.

13. Other Revenue

As summarized in the table below, other revenue consists of rental income received from leased departments; subleased rental income; layaway, alteration and other service charges (“Service Fees”); and other miscellaneous items.

	(in thousands)
	Six Months Ended		Three Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008

Service Fees	$6,460	$5,201	$4,099	$3,411
Rental Income from Leased Departments	3,773	3,628	1,945	1,985
Subleased Rental Income and other miscellaneous items	5,540	5,463	2,875	2,507
Total	$15,773	$14,292	$8,919	$7,903

14.  Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Customer liabilities totaled $43.6 million and $39.1 million as of November 29, 2009 and May 30, 2009, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in workers' compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.  Self insurance reserves were $42.0 million and $42.3 million as of November 28, 2009 and May 30, 2009, respectively.

15.  Segment Information

The Company reports segment information in accordance with ASC Topic No. 280, “Segment Reporting” (Topic No. 280).  The Company has identified operating segments at the store level. However, each store’s operating performance has been aggregated into one reportable segment as the aggregation criteria set forth in Topic No. 280 has been met.  The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products, nature of production processes and distribution methods.  Revenues from customers are derived from merchandise sales and the Company does not rely on any major customers as a source of revenue.

 16.  Commitments and Contingencies

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Company’s Fiscal 2009 10-K except as noted below:

Legal

The Company establishes reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $5.0 million and $4.4 million as of November 28, 2009 and May 30, 2009, respectively.

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009.  The named plaintiff purports to assert claims on behalf of all current, former and future employees in the United States and the State of California for the relevant statutory time period.  Plaintiff filed an amended complaint on November 16, 2009.  The amended complaint asserts claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act, failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than required by statute or contract, failure to provide accurate, written wage statements, and unfair competition.  The complaint seeks certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees.  The Company intends to vigorously defend this action.  To date, the Company has not determined that an adverse outcome is probable, nor is the Company able to reasonably estimate a range of loss.

The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Condensed Consolidated Financial Statements.  However, there can be no assurances to this effect.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of November 28, 2009, the Company was committed to 10 new lease agreements (inclusive of one relocation) for locations at which stores are expected to be opened in Fiscal 2010.  The 10 new stores are expected to have aggregate minimum lease payments of $0.6 million, $3.5 million, $5.3 million, $5.4 million, and $45.8 million during the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and June 1, 2013, and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $69.5 million and $58.1 million as of November 28, 2009 and November 29, 2008, respectively.  Among these arrangements as of November 28, 2009 and November 29, 2008, the Company had letters of credit in the amount of $60.1 million and $44.3 million, respectively, guaranteeing performance under various lease agreements, insurance contracts and utility agreements.  The Company also had an outstanding letter of credit in the amount of $1.3 million and $2.4 million guaranteeing the Company’s Industrial Revenue Bonds at November 28, 2009 and November 29, 2008, respectively.  Finally, the Company had outstanding letters of credit agreements in the amount of $8.1 million and $11.4 million at November 28, 2009 and November 29, 2008, respectively, related to certain merchandising agreements.

17.  Subsequent Events

In May 2009, the FASB issued ASC Topic No. 855, “Subsequent Events” (Topic No. 855). Topic No. 855 requires companies to recognize in their financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. An entity shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. Some non-recognized subsequent events must be disclosed to keep the financial statements from being misleading. For such events, a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. Topic No. 855 applies prospectively for interim or annual financial periods ending after June 15, 2009.

The Company adopted the provisions of Topic No. 855 as of May 31, 2009 and has performed an evaluation of subsequent events through January 12, 2010, the date these financial statements were issued.

18. Recent Accounting Pronouncements

The Company adopted ASC Topic No. 805 “Business Combinations” (Topic No. 805) on May 31, 2009.   Topic No. 805 applies to any transaction or other event that meets the definition of a business combination.  Where applicable, Topic No. 805 establishes principles and requirements for how an acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase.  In addition, Topic No. 805 determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.   Topic No. 805 also applies to prospective changes in acquired tax assets and liabilities recognized as part of the acquirer’s previous acquisitions, by requiring such changes to be recorded as a component of the income tax provision.  The adoption of Topic No. 805 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.  The Company expects Topic No. 805 will have an impact on accounting for future business combinations and on prospective changes, if any, of previously acquired tax assets and liabilities.

In June 2008, the FASB ratified ASC Topic No. 840 “Leases” (Topic No. 840).  Topic No. 840 mandates that maintenance deposits that may not be refunded should be accounted for as a deposit.  When the underlying maintenance is performed, the deposit is expensed or capitalized in accordance with the lessee’s maintenance accounting policy.  Topic No. 840 was adopted by the Company as of May 31, 2009 and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, “Measuring Liabilities at Fair Value” (ASU No. 2009-05).  ASU No. 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

(1)	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset, or
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets, or
(2)	Another valuation technique that is consistent with the principles of Topic 820.

ASU No. 2009-05 was adopted by the Company on August 30, 2009 and did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

19. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 .1% Senior Notes due 2014. The notes were issued under an indenture dated April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the SEC.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of November 28, 2009

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$40,047	$48,911	$-	$88,958
Restricted Cash and Cash Equivalents	-	-	2,605	-	2,605
Investment in Money Market Fund	-	-	-		-
Accounts Receivable	-	40,012	9,113	-	49,125
Merchandise Inventories	-	1,268	833,101	-	834,369
Deferred Tax Assets	-	14,659	37,945	-	52,604
Prepaid and Other Current Assets	-	12,953	16,762	-	29,715
Prepaid Income Taxes	-	-	-	-	-
Assets Held for Sale	-	-	521	-	521

Total Current Assets	-	108,939	948,958	-	1,057,897

Property and Equipment - Net of Accumulated Depreciation	-	53,878	829,861	-	883,739
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	455,590	-	455,590
Goodwill	-	47,064	-	-	47,064
Other Assets	136,363	1,722,982	38,300	(1,811,439)	86,206

Total Assets	$136,363	$2,170,863	$2,272,709	$(1,811,439)	$2,768,496

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$585,248	$-	$-	$585,248
Income Taxes Payable	-	40,142	915	-	41,057
Other Current Liabilities	-	143,625	110,403	-	254,028
Current Maturities of Long Term Debt	-	7,502	1,991	-	9,493

Total Current Liabilities	-	776,517	113,309	-	889,826

Long Term Debt	-	1,158,395	124,273	-	1,282,668
Other Liabilities	-	2,442	155,451	(10,000)	147,893
Deferred Tax Liability	-	97,146	214,600	-	311,746

Stockholders' Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	464,198	464,198	1,220,868	(1,685,066)	464,198
(Accumulated Deficit) Retained Earnings	(327,835)	(327,835)	444,208	(116,373)	(327,835)

Total Stockholders' Equity	136,363	136,363	1,665,076	(1,801,439)	136,363

Total Liabilities and Stockholders' Equity	$136,363	$2,170,863	$2,272,709	$(1,811,439)	$2,768,496

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands, except share data)

	As of May 30, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$1,788	$24,022	$-	$25,810
Restricted Cash and Cash Equivalents	-	-	2,622	-	2,622
Investment in Money Market Fund	-	-	995	-	995
Accounts Receivable	-	18,286	7,182	-	25,468
Merchandise Inventories	-	564	641,269	-	641,833
Deferred Tax Assets	-	15,186	37,772	-	52,958
Prepaid and Other Current Assets	-	16,142	13,905	-	30,047
Prepaid Income Taxes	-	4,359	1,890	-	6,249
Assets Held for Disposal	-	-	2,717	-	2,717

Total Current Assets	-	56,325	732,374	-	788,699

Property and Equipment—Net of Accumulated Depreciation	-	55,503	840,324	-	895,827
Tradenames	-	238,000	-	-	238,000
Favorable Leases—Net of Accumulated Amortization	-	-	477,572	-	477,572
Goodwill	-	47,064	-	-	47,064
Other Assets	135,065	1,575,940	33,096	(1,657,895)	86,206

Total Assets	$135,065	$1,972,832	$2,083,366	$(1,657,895)	$2,533,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$-	$229,757	$-	$-	$229,757
Income Taxes Payable	-	14,798	3,302	-	18,100
Other Current Liabilities	-	156,849	58,278	-	215,127
Current Maturities of Long Term Debt	-	9,000	1,795	-	10,795

Total Current Liabilities	-	410,404	63,375	-	473,779

Long Term Debt	-	1,312,872	125,879	-	1,438,751
Other Liabilities	-	16,317	153,092	(10,000)	159,409
Deferred Tax Liability	-	98,174	228,190	-	326,364

Stockholders’ Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	463,495	463,495	1,094,128	(1,557,623)	463,495
(Accumulated Deficit) Retained Earnings	(328,430)	(328,430)	418,702	(90,272)	(328,430)

Total Stockholders’ Equity	135,065	135,065	1,512,830	(1,647,895)	135,065

Total Liabilities and Stockholders’ Equity	$135,065	$1,972,832	$2,083,366	$(1,657,895)	$2,533,368

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Six Months Ended November 28, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$858	$1,668,869	$-	$1,669,727
Other Revenue	-	358	15,415	-	15,773

Total Revenue	-	1,216	1,684,284	-	1,685,500

COSTS AND EXPENSES:
Cost of Sales	-	521	1,013,516	-	1,014,037
Selling and Administrative Expenses	-	71,965	481,805	-	553,770
Restructuring and Separation Costs	-	1,329	329	-	1,658
Depreciation and Amortization	-	13,002	64,274	-	77,276
Interest Expense	-	29,302	8,301	-	37,603
Impairment Charges – Long-Lived Assets	-	-	6,500	-	6,500
Other Income, Net	-	(2,991)	(6,007)	-	(8,998)
(Earnings) Loss from Equity Investment	(808)	(25,506)	-	26,314	-
	(808)	87,622	1,568,718	26,314	1,681,846

Income (Loss) Before Income Tax Expense (Benefit)	808	(86,406)	115,566	(26,314)	3,654

Income Tax (Benefit) Expense	-	(87,214)	90,060	-	2,846

Net Income (Loss)	$808	$808	$25,506	$(26,314)	$808

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended November 28, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$506	$964,528	$-	$965,034
Other Revenue	-	177	8,742	-	8,919

Total Revenue	-	683	973,270	-	973,953

COSTS AND EXPENSES:
Cost of Sales	-	302	576,410	-	576,712
Selling and Administrative Expenses	-	37,305	254,762	-	292,067
Restructuring and Separation Costs	-	815	143	-	958
Depreciation and Amortization	-	6,506	32,281	-	38,787
Interest Expense	-	16,642	4,146	-	20,788
Impairment Charges – Long-Lived Assets	-	-	6,437	-	6,437
Other Income, Net	-	(1,462)	(1,284)	-	(2,746)
(Earnings) Loss from Equity Investment	(24,220)	(15,971)	-	40,191	-
	(24,220)	44,137	872,895	40,191	933,003

Income (Loss) Before Income Tax Expense (Benefit)	24,220	(43,454)	100,375	(40,191)	40,950

Income Tax (Benefit) Expense	-	(67,674)	84,404	-	16,730

Net Income (Loss)	$24,220	$24,220	$15,971	$(40,191)	$24,220

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Six Months Ended November 29, 2008

	Holdings		BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$		$1,962	$1,707,463	$-	$1,709,425
Other Revenue			(488)	14,780	-	14,292

Total Revenue		-	1,474	1,722,243	-	1,723,717

COSTS AND EXPENSES:
Cost of Sales			1,189	1,040,985	-	1,042,174
Selling and Administrative Expenses			72,246	499,660	-	571,906
Restructuring and Separation Costs			-	-	-	-
Depreciation and Amortization			18,402	65,076	-	83,478
Interest Expense			45,789	8,349	-	54,138
Impairment Charges – Long-Lived Assets			-	-	-	-
Other Income, Net			(760)	(2,078)	-	(2,838)
Loss (Earnings) from Equity Investment		14,291	(64,662)	-	50,371	-
		14,291	72,204	1,611,992	50,371	1,748,858

(Loss) Income Before Income Tax (Benefit) Expense		(14,291)	(70,730)	110,251	(50,371)	(25,141)

Income Tax (Benefit) Expense		-	(56,439)	45,589	-	(10,850)

Net (Loss) Income		$(14,291)	$(14,291)	$64,662	$(50,371)	$(14,291)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended November 29, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$540	$1,001,849	$-	$1,002,389
Other Revenue	-	(588)	8,491	-	7,903

Total Revenue	-	(48)	1,010,340	-	1,010,292

COSTS AND EXPENSES:
Cost of Sales	-	305	602,642	-	602,947
Selling and Administrative Expenses	-	35,480	270,714	-	306,194
Restructuring and Separation Costs	-	-	-	-	-
Depreciation and Amortization	-	9,445	32,972	-	42,417
Interest Expense	-	23,593	4,171	-	27,764
Impairment Charges – Long-Lived Assets	-	-	-	-	-
Other Income, Net	-	(411)	115	-	(296)
(Earnings) Loss from Equity Investment	(18,177)	(57,270)	-	75,447	-
	(18,177)	11,142	910,614	75,447	979,026

Income (Loss) Before Income Tax Expense (Benefit)	18,177	(11,190)	99,726	(75,447)	31,266

Income Tax (Benefit) Expense	-	(29,367)	42,456	-	13,089

Net Income (Loss)	$18,177	$18,177	$57,270	$(75,447)	$18,177

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Six Months Ended November 28, 2009
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$201,051	$64,298	$-	$265,349

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(6,513)	(39,554)	-	(46,067)
Investing Activity-Other	-	26	1,769	-	1,795

Net Cash Used in Investing Activities	-	(6,487)	(37,785)	-	(44,272)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	323,115	-	-	323,115
Principal Payments on Long Term Debt	-	-	(1,411)	-	(1,411)
Principal Payments on Long Term Debt – Term Loan	-	(5,998)	-	-	(5,998)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(473,422)	-	-	(473,422)
Payment of Dividends	(213)	-	(213)	213	(213)
Receipt of Dividends	213	-	-	(213)	-

Net Cash Used In Financing Activities	-	(156,305)	(1,624)	-	(157,929)

Increase in Cash and Cash Equivalents	-	38,259	24,889	-	63,148
Cash and Cash Equivalents at Beginning of Period	-	1,788	24,022	-	25,810

Cash and Cash Equivalents at End of Period	$-	$40,047	$48,911	$-	$88,958

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Six Months Ended November 29, 2008
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash (Used In) Provided by Operating Activities	$-	$35,914	$98,162	$-	$134,076

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(14,382)	(62,595)	-	(76,977)
Lease Acquisition Costs	-	-	(2,298)	-	(2,298)
Redesignation of Cash Equivalents to Investment in Money Market Fund	-	-	(56,294)		(56,294)
Redemption of Investment in Money Market Fund	-	-	28,522	-	28,522
Investing Activity – Other	-	77	51	-	128

Net Cash Used in Investing Activities	-	(14,305)	(92,614)	-	(106,919)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	501,451	-	-	501,451
Principal Payments on Long Term Debt	-		(1,290)	-	(1,290)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(527,051)	-	-	(527,051)

Net Cash Provided By (Used In) Financing Activities	-	(25,600)	(1,290)	-	(26,890)

Increase in Cash and Cash Equivalents	-	(3,991)	4,258	-	267
Cash and Cash Equivalents at Beginning of Period	-	4,114	35,987	-	40,101

Cash and Cash Equivalents at End of Period	$-	$123	$40,245	$-	$40,368

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

Fiscal Year

We define the 2010 fiscal year (Fiscal 2010) and the 2009 fiscal year (Fiscal 2009) as the twelve month period ending May 29, 2010 and the twelve month period ended May 30, 2009, respectively.

Overview

 We experienced a decrease in net sales for the three months ended November 28, 2009 compared with the three months ended November 29, 2008.  Consolidated net sales decreased $37.4 million, or 3.7%, to $965.0 million ($902.5 million of which represents comparative store sales) for the three months ended November 28, 2009 from $1,002.4 million for the three months ended November 29, 2008. This decrease was primarily attributable to the combination of the following:

·	a decrease in comparative store sales of $49.6 million, or 5.2% and
·	a decrease in barter sales of $10.7 million, partially offset by
.	an increase in net sales from new stores opened during Fiscal 2010 of $19.9 million, and
.	an increase in net sales from stores opened during Fiscal 2009 that are not included in our comparative store sales of $3.2 million.

We believe the comparative store sales decrease was due primarily to the weather.  November of 2009 was the warmest November in eight years, which we believe was the primary driver of the decline in our comparative store sales.

Our gross margin as a percentage of sales increased to 40.2% during the three month period ended November 28, 2009, compared with 39.8% for the three month period ended November 29, 2008.  The improvement in our gross margin as a percentage of sales was primarily related to the barter transaction that we entered into during the three months ended November 29, 2008, which contributed $10.7 million of sales and $10.7 million of cost of sales, resulting in zero gross margin for that transaction, therefore reducing our overall gross margin as a percentage of sales for the three months ended November 29, 2008 compared with the three months ended November 28, 2009.  There was no barter transaction during the three months ended November 28, 2009.  Refer to Note 10 entitled “Barter Transaction” for further information regarding our barter transaction.

We recorded net income of $24.2 million for the three month period ended November 28, 2009 compared with net income of $18.2 million for the three month period ended November 29, 2008.  The increase in our operating results during the three months ended November 28, 2009 compared with the three months ended November 29, 2008 was primarily attributable to reduced selling and administrative expenses and lower interest expense during the three months ended November 28, 2009 compared with the three months ended November 29, 2008, partially offset by reduced gross margin.

Selling and administrative expenses as a percentage of sales decreased from 30.6% during the three months ended November 29, 2008 to 30.3% during the three months ended November 28, 2009.  Despite opening 15 net new stores since November 29, 2008, total selling and administrative expenses decreased $14.1 million or 4.6% during the three months ended November 28, 2009 compared with the three months ended November 29, 2008.  These savings are the result of our ongoing initiative to reduce our cost structure.  During Fiscal 2009 and continuing through the six months ended November 28, 2009, we have executed various initiatives that resulted in the reduction of store payroll, maximized supply chain efficiencies and reduced our overall headcount.

We experienced a decrease in net sales for the six months ended November 28, 2009 compared with the six months ended November 29, 2008.  Consolidated net sales decreased $39.7 million, or 2.3%, to $1,669.7 million ($1,551.3 million of which represents comparative store sales) for the six months ended November 28, 2009 from $1,709.4 million for the six months ended November 29, 2008. This decrease was primarily attributable to the combination of the following:

·	a decrease in comparative store sales of $97.6 million, or 5.9%, and
·	a decrease in barter sales of $10.7 million, partially offset by
·	an increase in non comparative stores sales of $56.6 million, and
·	an increase in net sales from new stores opened in Fiscal 2010 of $19.9 million.

We believe the comparative store sales decrease was primarily attributed to weather conditions and weakened consumer demand.  November of 2009 was the warmest November in the last eight years.  The weakened consumer demand is the result of the contraction of credit available to consumers and the downturn in the economy.

Our gross margin as a percentage of sales increased slightly to 39.3% during the six month period ended November 28, 2009 compared with 39.0% for the six month period ended November 29, 2008.  The primary reason for the improvement in our gross margin as a percentage of sales is related to the barter transaction that we entered into during the six months ended November 29, 2008, which contributed $10.7 million of sales and $10.7 million of cost of sales, resulting in zero gross margin for that transaction, therefore reducing our overall gross margin as a percentage of sales for the six months ended November 29, 2008 compared with the six months ended November 28, 2009.  There was no barter transaction during the six months ended November 28, 2009.

We recorded net income of $0.8 million for the six month period ended November 28, 2009 compared with a net loss of $14.3 million for the six month period ended November 29, 2008.  The improvement in our operating results during the six months ended November 28, 2009 compared with the six months ended November 29, 2008 was primarily attributable to a reduction in selling and administrative expenses and lower interest expense during the six months ended November 28, 2009 compared with the six months ended November 29, 2008, partially offset by reduced gross margin.

Selling and administrative expenses as a percentage of sales decreased from 33.5% during the six months ended November 29, 2008 to 33.2% during the six months ended November 28, 2009.  Despite opening 15 net new stores since November 29, 2008, total selling and administrative expenses decreased $18.1 million or 3.2% during the six months ended November 28, 2009 compared with the six months ended November 29, 2008.

The decrease in our selling and administrative expenses as both a percentage of sales and in terms of total dollars for the six months ended November 28, 2009 was due to our ongoing initiative to reduce our cost structure.  During Fiscal 2009 and continuing through the six months ended November 28, 2009, we executed various initiatives that reduced store payroll, maximized supply chain efficiencies and reduced our overall headcount.

Current Conditions

Store Openings, Closings, and Relocations.

 During the six months ended November 28, 2009, we opened nine Burlington Coat Factory Warehouse Stores (BCF Stores).  As of November 28, 2009, we operated 442 stores under the names "Burlington Coat Factory Warehouse" (424 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (15 stores) and "Super Baby Depot" (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. However, given the uncertainty of the economy, we have limited our store opening plans to between eight and ten new stores for the remainder of Fiscal 2010.

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

We plan to execute these initiatives during Fiscal 2010 by:

•	Allocating incremental payroll to stores for such things as additional early morning recovery and overnight stocking crews to ensure goods are moved quickly from the store docks to the selling floor.

•	Implementing a chain wide store housekeeping initiative to ensure our stores reflect clean organized merchandise presentation and are easier and more comfortable to shop.

•
Implementing a store refresh program with respect to 25 stores that we have identified as having certain needs such as new carpet, painting, fitting room improvements and various other improvements.  As of November 28, 2009, we have completed the refresh program at 11 stores and are on target to complete the refresh program in its entirety by the end of Fiscal 2010.

•
Implementing upgraded lighting retrofits in 70 stores which will make the stores more energy efficient while improving the lighting within the stores, making it easier for customers to navigate the stores.  As of November 28, 2009, we have completed the lighting retrofits at 50 stores and plan to complete the remaining lighting retrofits by the end of Fiscal 2010.

•
Implementing a new signing program in all our stores that will make it easier to navigate and shop our stores.  This program is still in the early stages of development.  To date, the new signage has been installed at three stores and we are planning to install the new signage at all additional new stores planned to be opened during the remainder of Fiscal 2010.

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

o
Reduce store payroll costs. We introduced a new store management model during the third quarter of Fiscal 2009. This new model was designed to provide consistent management coverage by sales volume. During the first and second quarters of 2010, we began to allocate payroll to our stores based primarily on an expected sales per labor hour metric.  Additionally, we continued to closely monitor new hire wage rates to ensure new hires were brought in at rates commensurate with their experience. We believe these actions will allow us to run our business more efficiently without sacrificing our ability to serve our customers.

o
Supply chain efficiencies.  We continue to work on several logistics initiatives. Our transition to a regional distribution model is well underway and is an effort to reduce the amount of transportation miles required to service our stores, which should result in reduced costs and improved service levels. The reduced costs will be realized primarily by a consolidation of our distribution centers. We have also implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers. Finally, we are in the process of implementing a new warehouse management system which will allow for further improvements in productivity by providing functionality not currently available.

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

General Economic Conditions.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  During Fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which we believe continues to negatively impact consumer spending at many retailers, including us, to date in Fiscal 2010. In response to this, we took steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent, including the reduction of more than $70 million out of our cost structure during the third and fourth quarters of Fiscal 2009.  We continued to see savings from this initiative during the six months ended November 28, 2009, which were partially offset by incremental expenses associated with improving the customers’ store experience and other ongoing initiatives.  For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and our 2009 10-K.

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

Comparative Store Sales. Comparative store sales measure performance of a store during the current fiscal reporting period against the performance of the same store in the corresponding fiscal period of the previous year. The method of calculating comparative store sales varies across the retail industry.  As a result, our definition of comparative store sales may differ from other retailers.  We define comparative store sales as sales of those stores (net of sales discounts) that are beginning their four hundred and twenty-fifth day of operation (approximately one year and two months).  Existing stores whose square footage has been changed by more than 20% and relocated stores (except those relocated within the same shopping center) are classified as new stores for comparative store sales purposes.   We experienced a decrease in comparative store sales of 5.9% and 5.2% during the six and three month periods ended November 28, 2009, respectively, compared with the six and three month periods ended November 29, 2008.

Various factors affect comparative store sales including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales.  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Condensed Consolidated Statements of Operations.  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  Gross margin as a percentage of sales increased to 39.3% and 40.2% during the six and three months ended November 28, 2009 compared with 39.0% and 39.8% for the six and three months ended November 29, 2008, respectively.

Inventory Levels.   Inventory at November 28, 2009 was $834.4 million compared to $641.8 million at May 30, 2009.   The increase of $192.6 million was the result of our preparation for the holiday selling season.  The preparation for this selling season resulted in an increase of average store inventory at November 29, 2009 of approximately 25.6% to $1.9 million per store compared with the average store inventory of $1.5 million at May 30, 2009.

Inventory at November 28, 2009 decreased $94.0 million from $928.4 million at November 29, 2008.  This decrease was a result of our initiatives to enhance our supply chain efficiencies and our merchandise content.  Average store inventory at November 28, 2009 decreased approximately 12.0% to $1.9 million per store compared with average store inventory of $2.1 million at November 29, 2008.

 In light of current economic conditions, we continue to work to reduce our inventory levels in the stores.  Our efforts are evident in the 12.0% reduction in average store inventory at November 28, 2009 compared with November 29, 2008. By managing our inventories conservatively we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.   Over time, we intend to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory. This may result in us taking more markdowns as a percent of sales than in prior periods, which would have a negative impact on gross margin.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our annualized inventory turnover rate as of November 28, 2009 of 2.5 turns per year has increased slightly over the annualized inventory turnover rate as of November 29, 2008 of 2.3 turns per year as a result of our improved inventory management.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced positive cash flow of $63.1 million during the six month period ended November 28, 2009 primarily due to cash flow from operating activities offset by cash used in financing and investing activities.  Cash used in financing activities was primarily the result of repayments, net of borrowings, on our ABL Line of Credit of $150.3 million.  Cash used in investing activities was primarily the result of $46.1 million of capital expenditures during the six months ended November 28, 2009.  Cash and cash equivalents increased from $25.8 million at May 30, 2009 to $89.0 million as of November 28, 2009.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at November 28, 2009 was $165.5 million compared with $312.3 million at May 30, 2009.  This decrease in working capital was primarily related to an increase in our accounts payable from May 30, 2009 to November 28, 2009, partially offset by an increase in inventory from May 30, 2009 to November 28, 2009.

Comparative Store Payroll.  Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year. We define our comparative store payroll as stores which were opened for an entire week both in the previous year and the current year.  Comparative store payroll decreased 13.7% and 10.2% for the six and three months ended November 28, 2009, respectively, compared with the six and three months ended November 29, 2008 as a result of various process improvements and standard operating procedures that have been implemented to improve the efficiencies of our stores.

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations as a percentage of net sales for the six and three month periods ended November 28, 2009 and November 29, 2008:

	Percentage of Sales
	Six Months Ended		Three Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008

Net Sales	100%	100%	100%	100%

Other Revenue	0.9	0.8	0.9	0.8

Total Revenue	100.9	100.8	100.9	100.8

Cost of Sales	60.7	61.0	59.8	60.2

Selling and Administrative Expenses	33.2	33.5	30.3	30.6

Restructuring and Separation Costs	0.1	-	0.1	-

Depreciation and Amortization	4.6	4.9	4.0	4.2

Interest Expense	2.3	3.1	2.1	2.8

Impairment Charges – Long Lived Assets	0.4	-	0.7	-

Other Income, net	(0.6)	(0.2)	(0.3)	(0.1)

Total Expense	100.7	102.3	96.7	97.7

Income (Loss) before Income Tax	0.2	(1.5)	4.2	3.1

Income Tax Expense (Benefit)	0.1	(0.6)	1.7	1.3

Net Income (Loss)	0.1%	(0.9)%	2.5%	1.8%

Three Month Period Ended November 28, 2009 compared with Three Month Period Ended November 29, 2008

Net Sales

 We experienced a decrease in net sales for the three months ended November 28, 2009 compared with the three months ended November 29, 2008.  Consolidated net sales decreased $37.4 million, or 3.7%, to $965.0 million ($902.5 million of which represents comparative store sales) for the three months ended November 28, 2009 from $1,002.4 million for the three months ended November 29, 2008. This decrease was primarily attributable to the combination of the following:

·	a decrease in comparative store sales of $49.6 million, or 5.2% and
·	a decrease in barter sales of $10.7 million, partially offset by
·	an increase in net sales from new stores opened during Fiscal 2010 of $19.9 million, and
.	an increase in net sales from stores opened during Fiscal 2009 that are not included in our comparative store sales of $3.2 million.

We believe the comparative store sales decrease was due primarily to the weather.  November of 2009 was the warmest November in eight years, which we believe was the primary driver of the decline in our comparative store sales.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $8.9 million for the three month period ended November 28, 2009 compared with $7.9 million for the three month period ended November 29, 2008. This increase was primarily related to an increase in layaway service charges.  Layaway service charges increased $0.8 million during the three months ended November 28, 2009 compared with the three months ended November 29, 2008.  This increase was due to our extending the layaway period available to customers.  This change in our policy has resulted in increased layaway transactions during the three months ended November 28, 2009 compared with the three months ended November 29, 2008.

Cost of Sales

Cost of sales decreased $26.2 million (4.4%) for the three month period ended November 28, 2009 compared with the three month period ended November 29, 2008. The overall decrease in cost of sales was a function of the overall decrease in net sales.  Cost of sales as a percentage of net sales decreased slightly from 60.2% during the three months ended November 29, 2008 to 59.8% during the three months ended November 28, 2009.  This decrease is primarily related to the barter transaction that we entered into during the three months ended November 29, 2008, which contributed $10.7 million of sales and $10.7 million of cost of sales, therefore increasing our cost of sales as a percentage of sales during the three months ended November 29, 2008 compared with the three months ended November 28, 2009.

Selling and Administrative Expenses

Selling and administrative expenses decreased $14.1 million (4.6%) for the three month period ended November 28, 2009 compared with the three month period ended November 29, 2008. The decrease in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	November 28, 2009	November 29, 2008	$ Variance	% Change
Payroll and Payroll Related	$131,015	$141,623	$(10,608)	(7.5)%
Advertising	27,181	31,645	(4,464)	(14.1)
Benefit Costs	2,518	4,072	(1,554)	(38.2)
Other	28,721	28,597	124	0.4
Business Insurance	7,030	6,407	623	9.7
Occupancy	90,727	89,976	751	0.8
Professional Fees	4,875	3,874	1,001	25.8
Selling and Administrative Expenses	$292,067	$306,194	$(14,127)	4.6%

The decrease in payroll and payroll related expense of $10.6 million during the three months ended November 28, 2009 compared with November 29, 2008 was primarily related to a decrease in our comparative store payroll of $9.9 million and a corresponding decrease in related payroll taxes of $0.5 million.  Also contributing to the decrease in payroll and payroll related expenses is a $1.4 million decrease in vacation expense as a result of the timing of when the expense is recorded under our new personal time policy, which was adopted in July 2008.  These decreases were partially offset by non comparative store payroll.  Incremental payroll for stores that were opened during Fiscal 2010 and stores that were opened during Fiscal 2009 but were not operating for the full fiscal period contributed additional payroll expense of $2.1 million.

The decrease in advertising expense of $4.5 million during the three months ended November 28, 2009 compared with the three months ended November 29, 2008 was primarily related to shifts in the media used for marketing communications.  Additionally, during the three months ended November 29, 2008, we incurred additional marketing and advertising expense announcing the opening of 20 new BCF stores that opened during at the end of the first quarter of Fiscal 2009, as well as announcing the opening of an additional 13 new BCF stores that were opened during the second quarter of Fiscal 2009.  In comparison, we opened no new BCF stores during the three months ended August 29, 2009 and opened nine new BCF stores during the second quarter of Fiscal 2010.

The decrease in benefit costs of $1.6 million during the three months ended November 28, 2009 compared with November 29, 2008 was primarily a result of decreased 401(k) Plan expense.  During the three months ended November 29, 2008, we recorded a 401(k) Plan contribution expense of $0.9 million.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual contribution obligations.  A “forfeiture” is the portion of our contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such contribution.  Based on the forfeitures available to us, we were not required to record any 401(k) Plan expense during the three months ended November 28, 2009.

The increase in business insurance expense of $0.6 million during the three months ended November 28, 2009 compared with the three months ended November 29, 2008 was primarily related to an increase in the dollar value of workers’ compensation claims and an increase in the number of general liability claims, which we believe was a result of the current economic environment.

The increase in occupancy related costs of $0.8 million during the three months ended November 28, 2009 compared with the three months ended November 29, 2008 was primarily related to the incremental expense of stores opened in Fiscal 2010 and stores opened in Fiscal 2009 that were not operating for the full period.  Incremental expense related to stores opened in Fiscal 2010 amounted to $1.6 million, while incremental expense related to stores opened during Fiscal 2009 that were not opened for the full period amounted to $0.9 million.  Also contributing to the increase in occupancy related costs is an increase of $1.3 million (excluding the impact of new stores) related to janitorial services as a result of our initiative to improve the customers’ store experience.  These increases were partially offset by decreases in rent expense of $1.4 million (excluding the impact of new stores) related to an ongoing effort to renegotiate our lease terms and a decrease of $1.2 million (excluding the impact of new stores) related to utilities expense as a result of decreased electric rates and ongoing initiatives to reduce our cost structure.

Restructuring and Separation Costs

Restructuring and separation costs totaled $1.0 million during the three months ended November 28, 2009.  We did not have any restructuring and separation costs during the three months ended November 29, 2008.  During the third and fourth quarters of Fiscal 2009, in an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  That process has continued through the second quarter of Fiscal 2010.  During the three months ended November 28, 2009, we recorded $0.9 million of severance expense and $0.1 million of stock compensation expense related to the elimination of certain positions and other terminations in our corporate office as part of this ongoing initiative.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases and deferred debt charges amounted to $38.8 million during the three month period ended November 28, 2009 compared with $42.4 million during the three month period ended November 29, 2008.  The decrease in depreciation and amortization expense during the three months ended November 28, 2009 compared with the three months ended November 29, 2008 was primarily a result of various assets that were recorded during purchase accounting in conjunction with our acquisition by Bain Capital in April of 2006.  These assets were established with useful lives of less than three years.  As a result, they became fully depreciated during Fiscal 2009, which has resulted in less depreciation and amortization expense during the three months ended November 28, 2009 compared with the three months ended November 29, 2008.

Interest Expense

Interest expense was $20.8 million compared with $27.8 million for the three month periods ended November 28, 2009 and November 29, 2008, respectively.  Lower average interest rates on our ABL Senior Secured Revolving Facility (ABL Line of Credit) and our Senior Secured Term Loan Facility (Term Loan) and a lower average balance on our ABL Line of Credit accounted for $8.9 million of the total decrease.  Our average interest rates related to our ABL Line of Credit and our Term Loan, as well as the average balances on our ABL Line of Credit, for the three months ended November 28, 2009 compared with the three months ended November 29, 2008 are summarized in the table below:

	Three Months Ended
	November 28, 2009	November 29, 2008

Average Interest Rates – ABL Line of Credit	3.1%	4.7%

Average Interest Rates – Term Loan	2.6%	5.1%

Average Balances – ABL Line of Credit (in millions)	$15.5	$ 290.1

As discussed in detail in Note 8 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities,” at November 28, 2009, we were party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable rate debt.  Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations, increased our interest expense by $1.7 million for the three months ended November 28, 2009 compared with the three months ended November 29, 2008.  Adjustments of the interest rate cap agreements to fair value amounted to a loss of $1.9 million for the three months ended November 28, 2009 compared with a loss of $0.2 million for the three months ended November 29, 2008.  The loss recognized during the three months ended November 28, 2009 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements.

Impairment Charges - Long-Lived Assets

Impairment charges related to long-lived assets recorded during the three months ended November 28, 2009 amounted to $6.4 million.  The majority of these charges are related to the impairment of two favorable leases in the amount of $5.6 million and the impairment of furniture and fixtures and leasehold improvements in the amount of $0.5 million related to two of our stores that will close earlier than anticipated.  One of these stores will be relocated to a new location within the same trading market.  The remaining amount of impairment was related to assets purchased for certain stores which had previously been impaired.  Based on the previous impairment analysis, the stores could not support an increase in their asset values on our Condensed Consolidated Balance Sheets.  As a result, the assets were immediately impaired.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $2.5 million to $2.7 million for the three month period ended November 28, 2009 compared with the three month period ended November 29, 2008. This increase was primarily related to our recording a write down of $1.7 million against our investment in a money market fund during the three months ended November 29, 2008.  There was no such write down recorded during the three months ended November 28, 2009.

Income Tax Expense

Income tax expense was $16.7 million and $13.1 million for the three month periods ended November 28, 2009 and November 29, 2008 respectively. The effective tax rates for the three month periods ended November 28, 2009 and November 29, 2008 were 40.9% and 41.9% respectively.  The effective tax rates for both periods differ from their annual projected effective tax rates due to discrete items recorded during each quarter.

Net Income (Loss)

Net income amounted to $24.2 million for the three months ended November 28, 2009 compared with $18.2 million of net income for the three months ended November 29, 2008. The increase in our net income of $6.0 million was primarily attributable to the reduction of our selling and administrative expenses as well as a decrease in our interest expense during the three months ended November 28, 2009 compared with the three months ended November 29, 2008.

Six Month Period Ended November 28, 2009 compared with Six Month Period Ended November 29, 2008

Net Sales

 We experienced a decrease in net sales for the six months ended November 28, 2009 compared with the six months ended November 29, 2008.  Consolidated net sales decreased $39.7 million, or 2.3%, to $1,669.7 million ($1,551.3 million of which represents comparative store sales) for the six months ended November 28, 2009 from $1,709.4 million for the six months ended November 29, 2008. This decrease was primarily attributable to the combination of the following:

·	a decrease in comparative store sales of $97.6 million, or 5.9%, and
·	a decrease in barter sales of $10.7 million, partially offset by
·	an increase in non comparative stores sales of $56.6 million, and
·	an increase in net sales from new stores opened in Fiscal 2010 of $19.9 million.

We believe the comparative store sales decrease was due primarily to weather conditions.  November of 2009 was the warmest November in the last eight years.  Also contributing to our decrease in comparative store sales was weakened consumer demand as a result of the contraction of credit available to consumers and the downturn in the economy.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $15.8 million for the six month period ended November 28, 2009 compared with $14.3 million for the six month period ended November 29, 2008. This increase was primarily related to an increase in layaway service charges.  Layaway service charges increased $1.4 million during the six months ended November 28, 2009 compared with the six months ended November 29, 2008.  This increase was due to our extending the layaway period available to customers.  This change in our policy has resulted in increased layaway transactions during the six months ended November 28, 2009 compared with the six months ended November 29, 2008.

Cost of Sales

Cost of sales decreased $28.1 million (2.7%) for the six month period ended November 28, 2009 compared with the six month period ended November 29, 2008. The overall decrease in cost of sales was a function of the overall decrease in net sales.  Cost of sales as a percentage of net sales decreased slightly during the six months ended November 28, 2009 to 60.7% compared with 61.0% during the six months ended November 29, 2008. This decrease is primarily related to the barter transaction that we entered into during the six months ended November 29, 2008, which contributed $10.7 million of sales and $10.7 million of cost of sales, therefore increasing our cost of sales as a percentage of sales during the six months ended November 29, 2008 compared with the six months ended November 28, 2009.

Selling and Administrative Expenses

Selling and administrative expenses decreased $18.1 million (3.2%) for the six month period ended November 28, 2009 compared with the six month period ended November 29, 2008. The decrease in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Six Months Ended
	November 28, 2009	November 29, 2008	$ Variance	% Change
Payroll and Payroll Related	$248,765	$268,786	$(20,021)	(7.4)%
Advertising	38,499	45,089	(6,590)	(14.6)
Benefit Costs	5,998	9,062	(3,064)	(33.8)
Other	60,740	59,586	1,154	1.9
Business Insurance	14,475	12,876	1,599	12.4
Occupancy	185,293	176,507	8,786	5.0
Selling and Administrative Expenses	$553,770	$571,906	$(18,136)	(3.2)%

The decrease in payroll and payroll related expense of $20.0 million during the six months ended November 28, 2009 compared with November 29, 2008 was primarily related to a decrease in our comparative store payroll of $26.2 million and a corresponding decrease in related payroll taxes of $1.9 million.  Additionally, stock compensation expense decreased $1.4 million as a result of forfeitures incurred during the six months ended November 28, 2009.  These decreases were partially offset by non-comparative store payroll and an increase in vacation expense.  Incremental payroll for stores that were opened during Fiscal 2010 and stores that were opened during Fiscal 2009 but were not operating for the full fiscal period contributed additional payroll expense of $5.6 million.  Vacation expense increased $4.3 million as a result of the timing of when the expense is recorded under our new personal time policy which was adopted in July 2008.

The decrease in advertising expense of $6.6 million during the six months ended November 28, 2009 compared with November 29, 2008 was primarily related to shifts in the media used for marketing communications.  Additionally, during the six months ended November 29, 2008, we incurred additional marketing and advertising expense announcing the opening of 33 new BCF stores.  In comparison, we opened nine new stores during the six months ended November 28, 2009.

The decrease in benefit costs of $3.1 million during the six months ended November 28, 2009 compared with November 29, 2008 was primarily a result of decreased 401(k) Plan expense.  During the six months ended November 29, 2008, we recorded a 401(k) Plan contribution expense of $2.1 million.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual contribution obligations. A “forfeiture” is the portion of our contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such contribution.  Based on the forfeitures available to us, we were not required to record any 401(k) Plan expense during the six months ended November 28, 2009.

The increase in business insurance expense of $1.6 million during the six months ended November 28, 2009 compared with the six months ended November 29, 2008 was primarily related to an increase in the dollar value of workers’ compensation claims and an increase in the number of general liability claims, which we believe was a result of the current economic environment.

The increase in occupancy related costs of $8.8 million during the six months ended November 28, 2009 compared with the six months ended November 29, 2008 was primarily related to the incremental expense of stores opened in Fiscal 2010 and stores opened in Fiscal 2009 that were not operating for the full period.  Incremental expense related to stores opened during Fiscal 2010 amounted to $2.9 million while incremental costs related to stores opened in Fiscal 2009 that were not operating for the full period amounted to $4.1 million.

Also contributing to the increase in occupancy expense was an increase in repairs and maintenance expense.  Excluding the impact of stores opened in Fiscal 2010 and stores opened in Fiscal 2009 that were not operating for the full period, repairs and maintenance expense increased $5.2 million during the six months ended November 28, 2009 compared with the six months ended November 29, 2008.  This increase was a result of our ongoing initiative to improve the customers’ store experience, which primarily relates to increased janitorial services and increased general repairs expense.

These increases in occupancy related costs were partially offset by a $2.4 million decrease in rent expense, exclusive of the impact of new stores opened in Fiscal 2010 and stores opened in Fiscal 2009 that were not operating for the full fiscal period and a $1.6 million decrease in utilities expense, exclusive of the impact of new stores opened in Fiscal 2010 and stores opened in Fiscal 2009 that were not operating for the full fiscal period.  The decrease in rent expense is related to an ongoing effort to renegotiate our lease terms.  The decrease in utilities expense is a result of an ongoing effort to reduce our cost structure.

Restructuring and Separation Costs

Restructuring and separation costs totaled $1.7 million during the six months ended November 28, 2009.  We did not have any restructuring and separation costs during the six months ended November 29, 2008.  During the third and fourth quarters of Fiscal 2009, in an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  That process has continued through the second quarter of Fiscal 2010.  During the six months ended November 28, 2009, we recorded $1.6 million of severance expense and $0.1 million of stock compensation expense related to the elimination of certain positions and other terminations in our corporate office as part of this ongoing effort.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases and deferred debt charges amounted to $77.3 million during the six month period ended November 28, 2009 compared with $83.5 million during the six month period ended November 29, 2008.  The decrease in depreciation and amortization expense during the six months ended November 28, 2009 compared with the six months ended November 29, 2008 was primarily a result of various assets that were recorded during purchase accounting in conjunction with our acquisition by Bain Capital in April of 2006.  These assets were established with useful lives of less than three years.  As a result, they became fully depreciated during Fiscal 2009, which has resulted in less depreciation and amortization expense during the six months ended November 28, 2009 compared with the six months ended November 29, 2008.

Interest Expense

Interest expense was $37.6 million compared with $54.1 million for the six month periods ended November 28, 2009 and November 29, 2008, respectively.  Lower average interest rates on our ABL Line of Credit and our Term Loan and a lower average balance on our ABL Line of Credit accounted for $16.1 million of the total decrease.  Our average interest rates related to our ABL Line of Credit and our Term Loan, as well as the average balances on our ABL Line of Credit for the six months ended November 28, 2009 compared with the six months ended November 29, 2008, are summarized in the table below:

	Six Months Ended
	November 28, 2009	November 29, 2008

Average Interest Rates – ABL Line of Credit	2.7%	4.4%

Average Interest Rates – Term Loan	2.6%	5.0%

Average Balances – ABL Line of Credit (in millions)	$37.2	$ 260.4

As discussed in detail in Note 8 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities,” at November 28, 2009, we were party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable rate debt.  Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations, contributed $0.8 million to the total decrease in interest expense for the six months ended November 28, 2009 compared with the six months ended November 29, 2008.  Adjustments of the interest rate cap agreements to fair value amounted to a gain of $0.5 million for the six months ended November 28, 2009 compared with a loss of $0.3 million for the six months ended November 29, 2008.  The gain recognized during the six months ended November 28, 2009 was primarily the result of an increase in the underlying market rates, which in turn, increased the value of the interest rate cap agreements.

Impairment Charges - Long-Lived Assets

Impairment charges related to long-lived assets recorded during the six months ended November 28, 2009 amounted to $6.5 million.  The majority of these charges are related to the impairment of two favorable leases in the amount of $5.6 million and the impairment of furniture and fixtures and leasehold improvements in the amount of $0.5 million related to two of our stores that will close earlier than anticipated.  One of these stores will be relocated to a new location within the same trading market.  The remaining amount of impairment was related to assets purchased for certain stores which had previously been impaired.  Based on the previous impairment analysis, the stores could not support an increase in their asset values on our Condensed Consolidated Balance Sheets.  As a result, the assets were immediately impaired.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $6.2 million to $9.0 million for the six month period ended November 28, 2009 compared with the six month period ended November 29, 2008. This increase was primarily driven by two items.  First, there was an increase of insurance recoveries of $2.2 million primarily related to three of our stores.  Secondly, during the six months ended November 29, 2008, we recorded a write down of $1.7 million against our investment in a money market fund.  In comparison, during the six months ended November 28, 2009, there was no such write down recorded, and we recovered an additional $0.1 million of the original write down.

Income Tax Expense/Benefit

Income tax expense was $2.8 million for the six month period ended November 28, 2009 and the income tax benefit was $10.9 million for the six month period ended November 29, 2008. The effective tax rates for the six month periods ended November 28, 2009 and November 29, 2008 were 77.9% and 43.2% respectively.  The effective tax rates for the six month periods ended November 28, 2009 and November 29, 2008 differ from the projected annual effective tax rate due to discrete items recorded during each quarter.  The effective tax rate for the six months ended November 28, 2009 was impacted by one discrete adjustment: an increase to tax expense of $1.4 million for the accrual of interest and penalties related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.    The effective tax rate for the six months ended November 29, 2008 was impacted by three discrete adjustments: a decrease to tax expense of $0.9 million to adjust deferred tax asset and liabilities for a change in state tax law and rates, a decrease to tax expense of $0.7 million due to a change in our effective state tax rate used to calculate deferred taxes, and an increase to tax expense of $1.2 million for the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Net Income (Loss)

Net Income amounted to $0.8 million for the six months ended November 28, 2009 compared with net loss of $14.3 million for the six months ended November 29, 2008. The improvement in our operating results of $15.1 million was primarily attributable to decreased selling and administrative expenses and decreased interest expense during the six months ended November 28, 2009 compared with the six months ended November 29, 2008.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors.  Our working capital needs follow a seasonal pattern, peaking in the second quarter of our fiscal year when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and the opening of new stores and remodeling of existing stores.  As of November 28, 2009, we had unused availability on our ABL Line of Credit of $567.0 million.

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

During Fiscal 2009, there was a significant deterioration in the United States and the global financial markets and economic environment, which we believe continued to negatively impact consumer spending at many retailers, including us, through November 28, 2009.  In response to this, we have taken steps to increase opportunities to profitably drive sales and to curtail capital spending and operating expenses where prudent.

  As noted above under the caption “Uncertainties and Challenges,” in response to the challenging economic environment, we have continued to execute on certain initiatives which continued to reduce our cost structure during the six months ended November 28, 2009.  During the third and fourth quarter of Fiscal 2009, we initiated a cost cutting strategy that reduced our cost structure during the last two quarters of Fiscal 2009 by slightly more than $70 million.  We continued to see savings from this initiative during the six months ended November 28, 2009, which were partially offset by incremental expenses associated with improving the customers’ store experience and other ongoing initiatives.  These reductions in our cost structure were realized through various payroll initiatives and supply chain efficiencies.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

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

The credit agreement governing our Term Loan contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, our total debt to Adjusted EBITDA(as each term is defined in the credit agreement governing the Term Loan) for the four fiscal quarters most recently ended on or prior to such date, may not exceed 5.75 to 1 at November 28, 2009; 5.50 to 1 at February 27, 2010; 5.25 to 1 at May 29, 2010, August 28, 2010 and November 27, 2010; 5.00 to 1 at February 26, 2011; and 4.75 to 1 at May 28, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  The calculation of Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, begins with consolidated net income for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our operating business and provides greater transparency into our results of operations.  Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.  Given the importance Adjusted EBITDA has on our operations, the threshold for determining whether any incentive awards will be granted to our corporate employees under our Management Bonus Plan for Fiscal 2010 is solely based on our Adjusted EBITDA results.

Adjusted EBITDA has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for net income or other data prepared in accordance with GAAP or for analyzing our results or cash flows from operating activities, as reported under GAAP.  Some of these limitations include:

·	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
·	Adjusted EBITDA does not reflect our interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
·	Adjusted EBITDA does not reflect our income tax expense or the cash requirements to pay our taxes;
·	Adjusted EBITDA does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
·
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA does not reflect any cash requirements for such replacements; and

·	Other companies in our industry may calculate Adjusted EBITDA differently so their calculation may not be comparable to our calculation.

Adjusted EBITDA for the six months ended November 28, 2009 increased $6.8 million, or 5.4%, to $133.5 million from $126.7 million during the six months ended November 29, 2008.  The improvement in Adjusted EBITDA was primarily the result of the cost reductions realized during the six months ended November 28, 2009, as further described above under the caption entitled “Overview,” and an increase in insurance recoveries.

Adjusted EBITDA for the three months ended November 28, 2009 increased $1.3 million, or 1.2%, to $111.5 million from $110.2 million during the three months ended November 29, 2008.  The improvement in Adjusted EBITDA was primarily the result of the cost reductions realized during the three months ended November 28, 2009, as further described above under the caption entitled “Overview.”

The following table shows our calculation of Adjusted EBITDA for the six months ended November 28, 2009 compared with the six months ended November 29, 2008:

	Six Months Ended		Three Months Ended
	November 28, 2009	November 29, 2008	November 28, 2009	November 29, 2008

Net Income (Loss)	$808	$(14,291)	$24,220	$18,177
Interest Expense	37,603	54,138	20,788	27,764
Income Tax Expense (Benefit)	2,846	(10,850)	16,730	13,089
Depreciation and Amortization	77,276	83,478	38,787	42,417
Impairment Charges – Long-Lived Assets	6,500	-	6,437	-
Interest Income	(126)	(426)	(77)	(180)
Non Cash Straight-Line Rent Expense (a)	2,639	5,036	848	1,490
Advisory Fees (b)	2,058	2,453	1,066	1,483
Stock Compensation Expense (c)	703	2,063	698	808
Sox Compliance (d)	-	1,076	-	284
(Gain) Loss on Investment in Money Market Fund (e)	(105)	1,666	(105)	1,666
Amortization of Purchased Lease Rights (f)	416	415	208	251
Severance (g)	1,602	-	901	-
Franchise Taxes (h)	550	464	300	215
Insurance Reserve (i)	(259)	(284)	172	1,504
Advertising Expense Related to Barter (j)	810	1,294	534	938
Loss on Disposal of Fixed Assets (k)	173	462	2	296
Adjusted EBITDA	$133,494	$126,694	$111,509	$110,202

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$133,494	$126,694	$111,509	$110,202
Interest Expense	(37,603)	(54,138)	(20,788)	(27,764)
Changes in Operating Assets and Liabilities	188,821	64,249	39,664	71,982
Other Items, Net	(19,363)	(2,729)	(24,171)	(20,374)
Net Cash Provided by Operating Activities	$265,349	$134,076	$106,214	$134,046

Net Cash Used in Investing Activities	$(44,272)	$(106,919)	$(22,162)	$(62,964)

Net Cash Used in Financing Activities	$(157,929)	$(26,890)	$(21,066)	$(130,141)

During Fiscal 2009, in accordance with the credit agreement governing the Term Loan and with approval from the administrative agent for the Term Loan, we changed our methodology of calculating Adjusted EBITDA and have shown that change retrospectively in the Adjusted EBITDA calculations above for the six and three months ended November 29, 2008.  With approval from the administrative agent for the Term Loan, the following items are included as adjustments to EBITDA in arriving at Adjusted EBITDA in the prior period presented as they represent non-cash expenses:

·	Amortization of Purchased Lease Rights
·	Franchise Taxes
·	Insurance Reserve
·	Advertising Expense Related to Barter
·	Loss on Disposal of Fixed Assets

The impact of these changes (described in the following notes to the foregoing table) resulted in an increase to Adjusted EBITDA during the six and three month periods ended November 29, 2008 of $2.4 million and $3.2 million, respectively.

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreement governing the Term Loan.
(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreement governing the Term Loan.
(c)	Represents expenses recorded under ASC Topic No. 718 during the fiscal periods, in accordance with the credit agreement governing the Term Loan.
(d)
As a voluntary non-accelerated filer, we furnished our initial management report on Internal Controls Over Financial Reporting in our Annual Report on Form 10-K for Fiscal 2008. These costs represent professional fees related to this compliance effort that were incurred during Fiscal 2009, as approved by the administrative agent for the Term Loan.

(e)
Represents the (gain) loss on our investment in the Reserve Primary Fund (Fund).  Losses are related to a decline in the fair value of the underlying securities held by the Fund, while a gain represents a recovery of that decline as a result of payments received, both as approved by the administrative agent for the Term Loan.

(f)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreement governing the Term Loan.
(g)
Represents a severance charge resulting from a reduction of our workforce during the six and three months ended November 28, 2009 as part of our ongoing cost reduction initiative (refer to Note 3 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreement governing the Term Loan.

(h)	Represents franchise taxes paid based on our equity, as approved by the administrative agent for the Term Loan.
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

(k)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreement governing the Term Loan.

Cash Flow for the Six Months Ended November 28, 2009 Compared with the Six Months Ended November 29, 2008

We generated $63.1 million of cash flow for the six months ended November 28, 2009 compared with $0.3 million of cash flow for the six months ended November 29, 2008.  Net cash provided by operating activities amounted to $265.3 million for the six months ended November 28, 2009.  For the six months ended November 29, 2008, net cash provided by operating activities was $134.1 million.  The increase in net cash provided by operating activities was primarily the result of changes in the Company’s working capital.  The biggest driver of the increase relates to cash flow from changes in accounts payable.  Cash flow from the change in accounts payable for the six months ended November 28, 2009 increased $76.9 million compared with the six months ended November 29, 2008.  The increase in accounts payable for the six months ended November 28, 2009 compared with the six months ended November 29, 2008 was primarily related to our working capital management strategy at the end of Fiscal 2009 where we accelerated certain payments that typically would not have been made until the first quarter of Fiscal 2010.  In turn, this lowered our accounts payable balance at the end of Fiscal 2009.  As our accounts payable balance was again in line with historical levels at November 28, 2009, additional cash flow resulted for the six months ended November 28, 2009.

The increase in net cash flows from operating activities was augmented by a decrease in net cash used in investing activities for the six months ended November 28, 2009 compared with the six months ended November 29, 2008.  Net cash used in investing activities decreased from $106.9 million for the six months ended November 29, 2008 to $44.3 million for the six months ended November 28, 2009.  This reduction was primarily the result of decreased capital expenditures during the six months ended November 28, 2009 compared with the six months ended November 29, 2008.  Capital expenditures decreased $30.9 million for the six months ended November 28, 2009 compared with the six months ended November 29, 2008 due to fewer planned store openings during the first two quarters of Fiscal 2010 compared with the first two quarters of Fiscal 2009.  Also contributing to the decrease in net cash used in investing activities was the redesignation of cash and cash equivalents to investments in money market funds, partially offset by the partial redemption of the investment in money market funds.  During the six months ended November 29, 2008, we redesignated $56.3 million of cash and cash equivalents to investment in money market funds and were able to redeem $28.5 million of the $56.3 million during that time period.  This resulted in a net cash outflow of $27.8 million.  There was no such cash outflow during the six months ended November 28, 2009.

The increase in cash flow provided by operating activities and the decrease in cash flow used in investing activities was partially offset by the increase in the cash flow used in financing activities.  Cash flow used in financing activities increased $131.0 million during the six months ended November 28, 2009 compared with the six months ended November 29, 2008.  The primary driver of the increased use of cash in financing activities was related to repayments, net of borrowings, on our ABL Line of Credit.  Repayments, net of borrowings, on our ABL Line of Credit amounted to $150.3 million compared with $25.6 million, respectively, for the six months ended November 28, 2009 and November 29, 2008.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at November 28, 2009 was $165.5 million compared with $312.3 million at May 30, 2009.  The decrease in working capital was primarily the result of increased accounts payable, due to the seasonal nature of our business, as of November 28, 2009 compared with May 30, 2009.

Operational Growth

 During the six months ended November 28, 2009, we opened nine BCF stores. As of November 28, 2009, we operated stores under the names "Burlington Coat Factory Warehouse" (424 stores), "MJM Designer Shoes" (15 stores), "Cohoes Fashions" (two stores), and "Super Baby Depot" (one store). We estimate spending approximately $89 million, net of approximately $18 million of landlord allowances, in capital expenditures during Fiscal 2010 including approximately $52 million, net of the previously mentioned landlord allowances for store expenditures, $17 million for upgrades of distribution facilities and $20 million for information technology and other initiatives. For the six months ended November 28, 2009, capital expenditures, net of landlord allowances, amounted to $42.9 million.

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

From time to time we make available for sale certain assets based on current market conditions.  These assets are recorded in the line item "Assets Held for Disposal" in our Condensed Consolidated Balance Sheets.  Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item "Assets Held for Disposal" and into the appropriate asset category.  Upon this reclassification, we assess the assets for impairment and reclassify them based on the lesser of their carrying value or fair value less cost to sell.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances.  Dividends in the amount of $0.2 million were paid to Burlington Coat Factory Holdings, Inc. (Parent) during the six month period ended November 28, 2009 related to the repurchase of restricted stock.  We did not pay any dividends during the six months ended November 29, 2008.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to our $800 million ABL Line of Credit, $900 million Term Loan and $305 million Senior Notes due 2014. As of November 28, 2009, we were in compliance with all of our financial debt covenants.  Significant changes in our debt structure consist of the following:

$800 Million ABL Line of Credit

During the six months ended November 28, 2009, we made repayments, net of borrowings, of $150.3 million on our ABL Line of Credit.   As of November 28, 2009, we had no outstanding borrowings under our ABL Line of Credit and unused availability of $567.0 million.

$900 Million Term Loan

On August 28, 2009, we made a repayment of principal in the amount of $6.0 million based on 50% of our available free cash flow (as defined in the credit agreement governing the Term Loan) as of May 30, 2009.  This payment offsets the $2.3 million quarterly payments that we are required to make under the credit agreement governing the Term Loan through November 28, 2009 and $1.5 million of the quarterly payment to be made in the third quarter of Fiscal 2010.  As of November 28, 2009, we had $864.8 million outstanding under the Term Loan.

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

Contractual Obligations

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our 2009 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of November 28, 2009, we were committed to 10 new lease agreements (inclusive of one relocation) for locations at which stores are expected to be opened in Fiscal 2010.  The 10 new stores are expected to have minimum lease payments of $0.6 million, $3.5 million, $5.3 million, $5.4 million, and $45.8 million during the fiscal years ended May 29, 2010, May 28, 2011, June 2, 2012 and June 1, 2013, and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $69.5 million and $58.1 million as of November 28, 2009 and November 29, 2008, respectively.  Among these agreements were letters of credit in the amount of $60.1 million and $44.3 million at November 28, 2009 and November 29, 2008, respectively, guaranteeing performance under various lease agreements, insurance contracts and utility agreements.  We also had an outstanding letter of credit in the amount of $1.3 million and $2.4 million guaranteeing our Industrial Revenue Bonds at November 28, 2009 and November 29, 2008, respectively.  Lastly, we had outstanding letters of credit agreements in the amount of $8.1 million and $11.4 million at November 28, 2009 and November 29, 2008 respectively, related to certain merchandising agreements.

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

Recent Accounting Pronouncements

 Refer to Note 18 to the Condensed Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

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

At November 28, 2009, we had $427.4 million principal amount of fixed-rate debt and $864.8 million of floating-rate debt. Based on $864.8 million outstanding as floating rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.6 million per year.

If a one point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	(in thousands)
	Principal Outstanding at November 28, 2009	Additional Interest Expense Q3 2010	Additional Interest Expense Q4 2010	Additional Interest Expense Q1 2011	Additional Interest Expense Q2 2011
ABL Line of Credit	$-	$-	$-	$-	$-
Term Loan	864,752	2,162	2,160	2,154	2,149
Total	$864,752	$2,162	$2,160	$2,154	$2,149

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $60.8 million assuming constant current borrowing levels of $900.0 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900.0 million.  For the six months ended November 28, 2009, our borrowing rates related to our ABL Line of Credit averaged 2.7%.  At November 28, 2009, the borrowing rate related to our Term Loan was 2.5%.

We and our subsidiaries, affiliates, and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  During Fiscal 2009, an affiliate of Bain Capital, LLC, our indirect controlling stockholder, purchased a portion of Holdings' 14 1/2% Senior Discount Notes due 2014 (the “Purchased Notes”).  The Purchased Notes were sold in October 2009.

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

During Fiscal 2009, we made investments into The Reserve Primary Fund (Fund) of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  As of November 28, 2009, the Company has received total distributions of its investment in the Fund of $51.7 million and recorded losses of approximately $4.7 million, of which approximately $0.1 million has been recovered.

Item 4. Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, November 28, 2009. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of November 28, 2009.

During the fiscal quarter ended November 28, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009.  The named plaintiff purports to assert claims on behalf of all current, former and future employees in the United States and the State of California for the relevant statutory time period.  Plaintiff filed an amended complaint on November 16, 2009.  The amended complaint asserts claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act, failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than required by statute or contract, failure to provide accurate, written wage statements, and unfair competition.  The complaint seeks certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees.  We intend to vigorously defend this action.

Except with respect to the litigation discussed above, no material legal proceedings have commenced or been terminated during the period covered by this report. We are party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our 2009 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

 None.

Item 3. Defaults Upon Senior Securities

 None.

Item 4. Submission of Matters to a Vote of Security Holders

By written consents dated September 8, 2009, Burlington Coat Factory Holdings, Inc., the sole stockholder of Burlington Coat Factory Investments Holdings, Inc., and Burlington Coat Factory Investments Holdings, Inc., the sole stockholder of Burlington Coat Factory Warehouse Corporation, elected David Humphrey to the Board of Directors of each company to fill the vacancy created by the prior resignation of John Tudor.

Item 5. Other Information

  None.

Item 6.   Exhibits

4.1	First Supplemental Indenture, dated as of December 9, 2009, by and among BCF Cards, Inc., Burlington Coat Factory of Hawaii, LLC, Burlington Coat Factory of Mississippi, LLC, Burlington Coat Factory of Montana, LLC, Burlington Coat Factory of Puerto Rico, LLC, Burlington Coat Factory of Rhode Island, LLC, Burlington Coat Factory of South Dakota, LLC, Burlington Coat Factory of Vermont, LLC, Burlington Coat Factory Warehouse of Edgewater Park, Inc., Burlington Coat Factory of Wyoming, LLC, Burlington Coat Factory Warehouse Corporation (the “Company”), each other then existing Guarantor under that certain Indenture, dated as of April 13, 2006 (the “Indenture”) providing for the issuance of 11⅛% Senior Notes due 2014 of the Company, and Wells Fargo Bank, N.A., Trustee under the Indenture.

10.1	Amendment No. 3 to the Burlington Coat Factory Holdings, Inc. Management Incentive plan dated as of September 14, 2009.

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

Date: January 12, 2010