Form 10-KT
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2010-04-30
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/T
☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________________

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 31, 2009 to January 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/T or any amendment to this Form 10-K/T.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2010, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

Documents Incorporated By Reference

None

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.
INDEX TO TRANSITION REPORT ON FORM 10-K/T

FOR THE 35 WEEK TRANSITION PERIOD FROM MAY 31, 2009 TO JANUARY 30, 2010

PART I

Item 1.  Business

Overview

Burlington Coat Factory Investments Holdings, Inc. (the Company or Holdings) owns Burlington Coat Factory Warehouse Corporation (BCFWC), which is a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, and as of January 30, 2010, we have expanded our store base to 442 stores in 44 states and Puerto Rico and diversified our product categories by offering an extensive selection of in-season better and moderate brands, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We employ a hybrid business model, offering the low prices of off-price retailers as well as the branded merchandise and product diversity traditionally associated with department stores.

As used in this Transition Report, the terms “Company,” “we,” “us,” or “our” refer to Holdings and all its subsidiaries.  Holdings has no operations and its only asset is all of the stock of BCFWC. BCFWC was initially organized in 1972 as a New Jersey corporation.  In 1983, BCFWC was reincorporated in Delaware and currently exists as a Delaware corporation.  Holdings was organized in 2006 (and currently exists) as a Delaware corporation.  BCFWC became a wholly-owned subsidiary of Holdings in connection with our acquisition on April 13, 2006 by affiliates of Bain Capital in a take private transaction (Merger Transaction).

Change in Fiscal Year End

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  This Form 10-K/T is a transition report for the 35 week transition period beginning on May 31, 2009, the day following the end of our 2009 fiscal year, and ended on January 30, 2010 (the Transition Period).  The Company’s last three complete fiscal years prior to the Transition Period ended on May 30, 2009 (Fiscal 2009), May 31, 2008 (Fiscal 2008), and June 2, 2007 (Fiscal 2007), and each of those years contained 52 weeks.

Statements that we make about fiscal year 2010 refer to our first full fiscal year after the Transition Period, which will be the 52 week period commencing on January 31, 2010 and ending January 29, 2011 (Fiscal 2010).

The Stores

As of January 30, 2010, we operated 442 stores under the names: “Burlington Coat Factory Warehouse” (424 stores), “MJM Designer Shoes” (15 stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store). Our store base is geographically diversified with stores located in 44 states and Puerto Rico.  We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

Burlington Coat Factory Warehouse stores (BCF stores) offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, and family footwear, as well as baby furniture, accessories, home decor and gifts. BCF’s broad selection provides a wide range of apparel, accessories and furnishing for all ages.  We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe BCF’s substantial selection of staple, destination products such as coats and products in our Baby Depot departments, as well as men’s and boys’ suits, attracts customers from beyond our local trade areas.  These products drive incremental store-traffic and differentiate us from our competitors.  Over 98% of our net sales are derived from our BCF stores.

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

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including items such as lingerie, fragrances, and jewelry (Leased Departments).  During the Transition Period, our rental income from all such arrangements aggregated less than 1% of our total revenues.  We do not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties.

Store Expansion

Since 1972 when our first store was opened in Burlington, New Jersey, we have expanded to 424 BCF stores, two Cohoes Fashions stores, 15 MJM Designer Shoes stores, and one stand-alone Super Baby Depot store.

We believe the size of our typical BCF store represents a competitive advantage.  Most of our stores are approximately 80,000 square feet, occupying significantly more selling square footage than most off-price or specialty store competitors. Major landlords frequently seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base and because we can take on larger facilities than most of our competitors. In addition, we have built long-standing relationships with major shopping center developers. As of January 30, 2010, we operated stores in 44 states and Puerto Rico, and we are exploring expansion opportunities both within our current market areas and in other regions.

We believe that our ability to find satisfactory locations for our stores is essential for the continued growth of our business. The opening of stores generally is contingent upon a number of factors including, but not limited to, the availability of desirable locations with suitable structures and the negotiation of acceptable lease terms. There can be no assurance, however, that we will be able to find suitable locations for new stores or that even if such locations are found and acceptable lease terms are obtained, we will be able to open the number of new stores presently planned.

Real Estate Strategy

As of January 30, 2010, we owned the land and/or buildings for 41 of our 442 stores. Generally, however, our policy has been to lease our stores, with average rents per square foot that are below the rents of our off-price competitors. Our large average store size (generally twice that of our off-price competitors), ability to attract foot traffic and our disciplined real estate strategy enable us to secure these lower rents. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

Our current lease model generally provides for a ten year initial term with a number of five year options thereafter.  Typically, our lease strategy includes landlord allowances for leasehold improvements and tenant fixtures.  We believe our lease model keeps us competitive with other retailers for desirable locations.

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 442 stores as of January 30, 2010.   Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores.  The table below shows our store openings and closings since the beginning of the Company’s fiscal year ended May 28, 2005.

Fiscal Year (except for the Transition Period)	2005	2006	2007		2008	2009	Transition Period
Stores (Beginning of Period)	349	362	368		379	397	433
Stores Opened	16	12	19		20	37	9
Stores Closed	(3)	(6)	(8)		(2)	(1)	0

Stores (End of Period)	362	368	379	*	397	433	442

* Inclusive of three stores that closed because of hurricane damage, which reopened in 2007.

Distribution

We have three distribution centers that ship approximately 82% of merchandise units to our stores.  The remaining 18% of merchandise units are drop shipped.  The three distribution centers occupy an aggregate of 1,490,000 square feet and each includes processing and storage capacity.  Our two primary distribution centers are currently located in Edgewater Park, New Jersey and San Bernardino, California.  Our third distribution center, located in Burlington, New Jersey, is currently being consolidated into our distribution center in Edgewater Park, New Jersey.

We are in the process of transitioning to a new warehouse management system in our distribution network as well as updating our material handling systems.  These updates were implemented in our Edgewater Park, New Jersey facility and allowed us to consolidate our former Bristol, Pennsylvania facility into the Edgewater Park, New Jersey facility during the fourth quarter of Fiscal 2009.  Our lease at the Bristol, Pennsylvania location expired in July of 2009.  Additionally, as noted above, we are in the process of consolidating our Burlington, New Jersey facility into the Edgewater Park, New Jersey facility.  We own the distribution center at the Burlington, New Jersey location and we are evaluating various alternatives to determine the best use for the facility following its consolidation into the Edgewater Park, New Jersey facility.  As part of our process to close this distribution center, we accelerated depreciation related to the assets of this facility.  Our distribution center network leverages automated sorting units to process and ship product to our stores.  We believe that the use of automated sorting units provides cost efficiencies, improves accuracy, and improves our overall turn of product within our distribution network.

Location	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Burlington, New Jersey	1987	402,000	Owned
Edgewater Park, New Jersey	2004	648,000	Owned
San Bernardino, California	2006	440,000	Leased

Customer Demographic

Our core customer is the 25–49 year-old woman. The core customer is educated, resides in mid- to large-sized metropolitan areas and has an annual household income of $35,000 to $60,000.  This customer shops for herself, her family and her home.  We appeal to value seeking and fashion conscious customers who are price-driven but enjoy the style and fit of high-quality, branded merchandise.  These core customers are drawn to us not only by our value proposition, but also by our broad selection of styles, our brands and our highly appealing product selection for families.

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

We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day.  We have streamlined processes and will continue to strive to create opportunities for fast and effective customer interactions.  Our stores must reflect clean, organized merchandise presentations that highlight the brands, value, and diversity of our selection within our assortments.  Through proper staffing flexibility, we provide sale floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

Marketing and Advertising

We use a variety of broad-based and targeted marketing and advertising strategies to efficiently deliver the right message to the targeted audience at the right time.  These strategies include national television and local radio advertising, direct mail, email marketing and targeted digital and magazine advertisements.  Broadcast communication and reach is balanced with relevant customer contacts to increase frequency of store visits.

Employees

As of January 30, 2010, we employed 27,620 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the apparel industry. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of January 30, 2010, employees at two of our stores were subject to collective bargaining agreements.

Commencing in Fiscal 2009 and continuing through the Transition Period, we executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions, in light of the current challenging economic and retail sales environments.  These efforts resulted in the reduction of our workforce in our corporate office and stores by more than 2,300 positions, or less than 10% of our total workforce.

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

Merchandise Vendors

We purchase merchandise from many suppliers, none of which accounted for more than 3% of our net purchases during the Transition Period. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the back-to-school and holiday seasons (September through January). Weather, however, continues to be an important contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Tradenames

We have tradename assets such as Burlington Coat Factory, Baby Depot, Luxury Linens and MJM Designs.  We consider these tradenames and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these tradenames endure for as long as they are used.

AVAILABLE INFORMATION

Our website address is www.burlingtoncoatfactory.com.  We will provide to any person, upon request, copies of our Transition Report on Form 10-K/T, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, free of charge as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (SEC).  Such requests should be made in writing to the attention of our Corporate Counsel at the following address: Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

Item 1A.  Risk Factors

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. These statements include, in particular, statements about our plans, strategies and prospects. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties. Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, general economic conditions in the United States (U.S.) and in states where we conduct our business, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, domestic events affecting the delivery of merchandise to our stores, existence of adverse litigation and risks, and each of the factors discussed in this Item 1A, Risk Factors as well as risks discussed elsewhere in this report.

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

Our net sales and operating income fluctuate seasonally, with a significant portion of our operating income typically realized during the five-month period from September through January. Any decrease in sales or margins during this period could have a disproportionate effect on our financial condition and results of operations. Seasonal fluctuations also affect our inventory levels. We must carry a significant amount of inventory, especially before the holiday season selling period. If we are not successful in selling our inventory, we may have to write down our inventory or sell it at significantly reduced prices or we may not be able to sell such inventory at all, which could have a material adverse effect on our financial condition and results of operations.

Fluctuations in comparative store sales and results of operations could cause our business performance to decline substantially.

Our results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Since the beginning of the fiscal year ended May 29, 2005, our quarterly comparative store sales rates have ranged from 8.9% to negative 8.0%.

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

The products that we offer are manufactured by third party vendors. Many of our key vendors limit the number of retail channels they use to sell their merchandise resulting in intense competition among retailers to obtain and sell these goods. In addition, nearly all of the brands of our top vendors are sold by competing retailers and some of our top vendors also have their own dedicated retail stores. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time.  If our relationships with our vendors are disrupted, we may not be able to acquire the merchandise we require in sufficient quantities or on terms acceptable to us. Any inability to acquire suitable merchandise would have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost sales.

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

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations such as taxes, healthcare reform, and other areas.  The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., could lead to a decrease in spending by consumers.

The financial crisis which began in 2008, combined with already weakened economic conditions due to high energy costs, deterioration of the mortgage lending market and rising costs of food, has led to a global recession affecting all industries and businesses.  The resultant loss of jobs and decrease in consumer spending has caused businesses to reduce spending and scale down their profit and performance projections.  More specifically, these conditions have led to unprecedented promotional activity among retailers.  In order to increase traffic and drive consumer spending during the current economic crisis, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns.   If we are unable to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

Parties with whom we do business may be subject to insolvency risks which could negatively impact our liquidity.

Many economic and other factors are outside of our control, including but not limited to commercial credit availability. Also affected are our vendors who, in many cases depend upon commercial credit to finance their operations.  If they are unable to secure commercial financing, our vendors could seek to change the terms on which they sell to us, which could negatively affect our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us.

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

During the Transition Period, central distribution services were extended to approximately 82% of our merchandise units through our distribution facilities.  Our two primary distribution centers are currently located in Edgewater Park, New Jersey and San Bernardino, California.  Our third distribution center, located in Burlington, New Jersey, is currently being consolidated into our distribution center in Edgewater Park, New Jersey.  Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. If either of our current primary distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from the suppliers via drop shipment, we would incur significantly higher costs and a reduced ability to control inventory levels during the time it takes for us to reopen or replace either of the distribution centers.

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

The efficient operation of our business is dependent on our information systems. If an act of God or other event caused our information systems to not function properly, major business disruptions could occur.  In particular, we rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. Our disaster recovery site is located within 15 miles of our Burlington, New Jersey headquarters.  If a disaster impacts either location, while it most likely would not fully incapacitate us, our operations could be significantly affected. The failure of our information systems to perform as designed could disrupt our business and harm sales and profitability.

Changes in product safety laws may adversely impact our operations.

We are subject to regulations by a variety of state and federal regulatory authorities, including the Consumer Product Safety Commission.  The Consumer Product Safety Improvement Act of 2008 (CPSIA) imposes new limitations on the permissible amounts of lead and phthalates allowed in children’s products. These regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children.  In the event that we are unable to timely comply with regulatory changes, including those pursuant to the CPSIA, significant fines or penalties could result, and could adversely affect our operations.

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

As of January 30, 2010, funds associated with Bain Capital own approximately 97.4% of the common stock of Burlington Coat Factory Holdings, Inc. (Parent), with the remainder held by existing members of management. Additionally, management held options to purchase 8.9% of the outstanding shares of Parent’s common stock as of January 30, 2010.  Our controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and impact our ability to make payments on our outstanding notes. In addition, funds associated with Bain Capital have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many major decisions regarding our operations.

For further information regarding the ownership interest of, and related party transactions involving, Bain Capital and its associated funds, please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, and Item 13, Certain Relationships and Related Transactions, and Director Independence.

Changes in legal and accounting rules and regulations may adversely affect our results of operations.

We are subject to numerous legal and accounting requirements.  New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future. Future changes to accounting rules or regulations and failure to comply with laws and regulations could adversely affect our operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could impact our business.

Risk Factors Related to Our Substantial Indebtedness

Our substantial indebtedness requires a significant amount of cash.  Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on our outstanding notes.

We are highly leveraged.  As of January 30, 2010, our total indebtedness was $1,413.4 million, including $301.3 million of 11.1% senior notes due 2014, $99.3 million of 14.5% senior discount notes due 2014, $864.8 million under our Senior Secured Term Loan Facility (Term Loan), and $121.2 million under the ABL Line of Credit.  Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to $85.0 million for the fiscal year ending January 29, 2011, inclusive of minimum interest payments related to the ABL Line of Credit. The ABL Line of Credit has no annual minimum principal payment requirement.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, including the notes, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carryout any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the credit agreements governing our senior secured credit facilities and each indenture governing the notes, may restrict us from affecting any of these alternatives.

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

The indentures governing our senior notes and the credit agreements governing our senior secured credit facilities impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indentures governing our senior notes and the credit agreements governing our senior secured credit facilities contain covenants that place significant operating and financial restrictions on us. These covenants limit our ability to, among other things:

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

Our failure to comply with the restrictive covenants described above, as well as others that may be contained in the indentures governing our senior notes and the credit agreements governing our senior secured credit facilities, could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are unable to refinance these borrowings or are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

As of January 30, 2010, we operated 442 stores in 44 states throughout the U.S. and Puerto Rico.  We own the land and/or building for 41 of our stores and lease the other 401 stores.  Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales.

We own five buildings in Burlington, New Jersey. Of these buildings, two are used by us as retail space. In addition, we own approximately 97 acres of land in the townships of Burlington and Florence, New Jersey on which we have constructed our corporate headquarters and a distribution facility. We are currently in the process of consolidating our distribution activities previously handled by the Burlington, New Jersey location to our location in Edgewater Park, New Jersey.  As part of our process to close this distribution center, we accelerated depreciation related to the assets of this facility.  We own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and office facility of approximately 648,000 square feet. We lease an additional 440,000 square foot distribution facility in San Bernardino, California.  We lease approximately 20,000 square feet of office space in New York City.

The following table identifies the years in which store leases, existing at January 30, 2010, expire, exclusive of distribution and corporate leased location, showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available.  For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified.

Fiscal years Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2010-2011	11	34
2012-2013	5	83
2014-2015	13	117
2016-2017	2	46
2018-2019	4	62
Thereafter to 2038	14	21
Total	49	363

Item 3.                      Legal Proceedings

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009.  The named plaintiff purports to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period.  Plaintiff filed an amended complaint on November 16, 2009.  The amended complaint asserts claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition.  The complaint seeks certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees.  We intend to vigorously defend this action.

    A collective action, entitled Gail Jackson, on her own behalf and other similarly situated, v. Burlington Coat Factory Direct Corp., Burlington Coat Factory Warehouse Corp. and XYZ entities 1-100, Case No. 10-60110-ASG, was filed in the United States District Court for the Southern District of Florida on January 22, 2010.  The named plaintiff, a former department manager, is seeking overtime compensation and other relief pursuant to the FLSA.  Moreover, the named plaintiff claims that she performed work involving job duties that were primarily nonexempt in nature and is seeking overtime compensation, liquidated damages, costs and reasonable attorney’s fees on behalf of all similarly situated employees in the United States.  We intend to vigorously defend this action.

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

Item 4.      (Removed and Reserved)

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established trading market currently exists for our common stock.  Parent is the only holder of record of our common stock and 97.4% of Parent’s common stock is held by various Bain Capital funds.  Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  Dividends equal to $0.2 million, $3.0 million, and $0.7 million were paid during the Transition Period, Fiscal 2009, and Fiscal 2008, respectively, to Parent in order to repurchase capital stock of the Parent.

Item 6.	Selected Financial Data

The following table presents selected historical Consolidated Statements of Operations and Comprehensive Income (Loss), Balance Sheets and other data for the periods presented and should only be read in conjunction with our audited Consolidated Financial Statements (and the related notes thereto) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K/T.  The historical financial data for the Transition Period, the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, the periods April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006, and the fiscal year ended May 28, 2005 have been derived from our historical audited Consolidated Financial Statements.

Predecessor/Successor Presentation.  Although Burlington Coat Factory Warehouse Corporation continued as the same legal entity after the Merger Transaction, the Selected Financial Data for Fiscal 2006 provided below is presented for two periods: Predecessor and Successor, which relate to the period preceding the Merger Transaction, May 29, 2005 to April 12, 2006, and the period following the Merger Transaction, April 13, 2006 to June 3, 2006.  The financial data provided refers to our operations and that of our subsidiaries for both the Predecessor and Successor periods.

	(in millions)
	Successor
	Period from 4/13/06 to 6/3/06		Twelve Months Ended 6/2/07		Twelve Months Ended 5/31/08		Twelve Months Ended 5/30/09		Transition Period from 5/31/09 to 1/30/10
Revenues from Continuing Operations	$425.2		$3,441.6		$3,424.0		$3,571.4		$2,479.3

(Loss) Income from Continuing Operations, Net of (Benefit) Provision for Income Taxes	(27.2)	(2)	(47.2)	(2)	(49.0)	(2)	(191.6)	(2)	18.7	(2)

Discontinued Operations, Net of Tax Benefit (3)	-		-		-		-		-

Net (Loss) Income	(27.2)		(47.2)	(2)	(49.0)	(2)	(191.6)	(2)	18.7	(2)

Total Comprehensive (Loss) Income	(27.2)		(47.2)		(49.0)		(191.6)		18.7

Balance Sheet Data	As of 6/3/06		As of 6/2/07		As of 5/31/08		As of 5/30/09		As of 1/30/10

Total Assets	$3,213.5		$3,036.5		$2,964.5		$2,533.4		$2,394.0

Working Capital	219.3		280.6		284.4		312.3		349.7

Long-Term Debt	1,508.1		1,456.3		1,480.2		1,438.8		1,399.2

Stockholder’s Equity	419.5		380.5		323.5		135.1		154.5

	(in millions)
	Predecessor
	Twelve Months Ended 5/28/05		Period from 5/29/05 to 4/12/06
Revenues from Continuing Operations	$3,199.8		$3,045.3

Income from Continuing Operations, Net of Provision for Income Tax	106.0		94.3

Discontinued Operations, Net of Tax Benefit (3)	(1.0)	(3)	-

Net Income	105.0		94.3

Total Comprehensive Income	105.0		94.3

Balance Sheet Data	As of 5/28/05		As of 4/12/06

Total Assets	1,673.3		(1)

Working Capital	392.3		(1)

Long-term Debt	132.3		(1)

Stockholder’s Equity	926.2		(1)

Notes:
	(1)	Information not required for interim period.
(2)
Net Loss during Fiscal 2007, Fiscal 2008, and Fiscal 2009 reflect impairment charges of $24.4 million, $25.3 million, and $332.0 million, respectively.  Net Income for the Transition Period reflects impairment charges of $46.8 million. The impairment charges in Fiscal 2007, Fiscal 2008 and the Transition Period relate entirely to our long-lived assets while the impairment charge in Fiscal 2009 relate to both our tradenames and our long-lived assets (refer to Note 8 entitled “Intangible Assets” and Note 10 entitled “Impairment of Long-Lived Assets” to our Consolidated Financial Statements for further discussion regarding our impairment charges).

	(3)	Discontinued operations include the after-tax operations of stores closed by us during the fiscal years listed.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless indicated otherwise or the context requires, “we,” “us,” “our,” and “Company” refers to the operations of Burlington Coat Factory Warehouse Corporation and its consolidated subsidiaries, and the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. Except for the 35 week transition period ended January 30, 2010, we maintain our records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to January 31. The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.

In addition to historical information, this discussion and analysis contains forward-looking statements based on current expectations that involve risks, uncertainties and assumptions, such as our plans, objectives, expectations, and intentions set forth under the caption entitled “Cautionary Statement Regarding Forward-Looking Statements,” which can be found in Item 1A, Risk Factors.  Our actual results and the timing of events may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in the Item 1A, Risk Factors and elsewhere in this report.

Change in Fiscal Year

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  This Form 10-K/T is a transition report for the 35 week transition period beginning on May 31, 2009, the day following the end of our 2009 fiscal year, and ended on January 30, 2010 (the Transition Period).  Fiscal 2009 ended on May 30, 2009 and was a 52 week year.  Fiscal 2008 ended on May 31, 2008 and was a 52 week year.  Fiscal 2007 ended on June 2, 2007 and was a 52 week year.

Statements that we make about fiscal year 2010 refer to our first full fiscal year after the Transition Period, which will be the 52 week period commencing on January 31, 2010 and ending January 29, 2011 (Fiscal 2010).

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 442 stores in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We employ a hybrid business model which enables us to offer the low prices of off-price retailers and the branded merchandise and product diversity of department stores. We acquire desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers.

As of January 30, 2010, we operated 442 stores under the names “Burlington Coat Factory Warehouse” (424 stores), “MJM Designer Shoes” (15 stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store) in 44 states and Puerto Rico.  For the Transition Period, we generated total revenues of approximately $2,479.3 million.

Executive Summary

Overview of 35 Week Transition Period Ended January 30, 2010 Operating Results

We experienced a decrease in net sales for the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009.  Consolidated net sales decreased $19.0 million, or 0.8%, to $2,457.6 million  for the 35 weeks ended January 30, 2010 from $2,476.6 million  for the 35 weeks ended January 31, 2009.  This decrease was attributable to:

•	a comparative store sales decrease of $114.2 million, or 4.8%, to $2,263.2 million,
•	a decrease in barter sales of $10.8 million, and
•	a decrease in net sales of $2.5 million from stores closed since the comparable period in Fiscal 2009, partially offset by;
•	an increase in net sales of $63.2 million for stores previously opened that are not included in our comparative store sales,
•	an increase in net sales of $34.1 million related to nine new stores opened during the Transition Period, and
•	an increase in layaway and other sales of $10.8 million.

We believe the comparative store sales decrease was primarily due to weather conditions.  November of 2009 was the warmest November in the last eight years.  Also contributing to our decrease in comparative store sales was weakened consumer demand as a result of the contraction of credit available to consumers and the overall challenging retail conditions.

Gross margin as a percentage of net sales increased from 39.0% during the 35 weeks ended January 31, 2009 to 39.3% during the Transition Period.  The improvement in gross margin as a percentage of net sales is due to fewer markdowns during the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009.  This improvement in gross margin as a percentage of net sales is almost entirely offset by increased shrink during the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009.

Selling and administrative expenses as a percentage of net sales increased from 30.7% during the 35 weeks ended January 31, 2009 to 30.9% during the Transition Period.  Total selling and administrative expenses decreased $1.3 million from $761.1 million during the 35 weeks ended January 31, 2009 to $759.8 million, which includes the opening of nine new stores during the Transition Period.  The decrease in selling and administrative expenses during the Transition Period was due to various initiatives that reduced store payroll, maximized supply chain efficiencies and reduced our overall headcount by approximately 2,300 positions, or slightly less than 10% of the total workforce.  The increase in selling and administrative expenses as a percentage of net sales during the Transition Period compared with the 35 weeks ended January 31, 2009 is due to the decrease in comparative store net sales.

We recorded net income of $18.7 million for the 35 weeks ended January 30, 2010 compared with a net loss of $155.6 million for the 35 weeks ended January 31, 2009.  The loss recorded during the 35 weeks ended January 31, 2009 was primarily the result of impairment charges recorded during the period.  The results of the Transition Period do not purport to be indicative of the results in the future or for the 52 weeks ending May 31, 2010 had the Company not changed its fiscal year.

Store Openings, Closings, and Relocations.

 During the Transition Period, we opened nine new Burlington Coat Factory Warehouse stores (BCF stores).  Two of those new store openings were in locations within the same trading markets as two existing stores.  The existing stores remained open through January 30, 2010 in order to liquidate merchandise and cease operations.  Those stores are expected to close during the first six months of Fiscal 2010.  As of January 30, 2010, we operated 442 stores under the names "Burlington Coat Factory Warehouse" (424 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (15 stores) and "Super Baby Depot" (one store).

We continue to pursue our growth plans and invest in capital projects that meet our required financial hurdles. During Fiscal 2010, we plan to open between 15 and 23 new stores (exclusive of two relocations).

Ongoing Initiatives for Fiscal 2010

 We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparative store sales trends and reducing expenses.  These initiatives include, but are not limited to:

•	Improving comparative store sales:

•
Enhancing our merchandise content.  We are focused on our core female customer who shops for herself and her family. We are working toward building assortments that better address her needs – trend right, desirable brands at great everyday low prices. We plan on delivering exceptional values that fit within a good, better, and best pricing strategy. By maximizing our in-season buys, we believe that we are able to take advantage of known trends and in-season buying opportunities.

•
Refining our store experience through the eyes of the customer.  We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have, and will continue to strive, to streamline processes to create opportunities for fast and effective customer interactions. Our stores must reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments. Through proper staffing flexibility we provide sales floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

We plan to execute these initiatives during Fiscal 2010 by:

•
Continuing to allocate incremental payroll to stores for such things as additional early morning recovery and overnight stocking crews to ensure goods are moved quickly from the store docks to the selling floor.

•	Continuing the implementation of a chain wide store housekeeping initiative to ensure our stores reflect clean organized merchandise presentation and are easier and more comfortable to shop.

•
Continuing the implementation of a store refresh program with respect to stores that we have identified as having certain needs such as new carpet, painting, fitting room improvements and various other improvements.  We expect to complete the refresh program with respect to the original 25 stores selected by the end of May 2010.  We are in the process of identifying additional stores to refresh through the end of Fiscal 2010.

•
Continuing the implementation of upgraded lighting retrofits in our stores which will make the stores more energy efficient while improving the lighting within the stores, making it easier for customers to navigate the stores.  With respect to the original 70 stores initially identified for lighting retrofits, 60 of those lighting retrofits have been completed with the remaining lighting retrofits expected to be completed by the end of May 2010.  We are in the process of identifying additional stores to upgrade the lighting retrofits through the end of Fiscal 2010.

•
Continuing the implementation of a new signing program in all our stores that will make them easier to navigate and shop.  This program is still in the early stages of development.  To date, the new signage has been installed, and is being tested, at three stores and we are planning to install the new signage at all additional new stores planned to be opened during Fiscal 2010.

•
Keeping inventory fresh through improved receipt management. This initiative is targeted to ensure that we have the right goods, in the right store, at the right time. We are working to better develop and tailor assortments regionally to address seasonal and lifestyle differences.  We are continuing to refine our processes supporting consistent merchandise flow by continuing to better align receipts with sales. In addition, we believe we can improve receipt management by incorporating flow, inventory turnover, and exit strategies for fashion and seasonal product into the day-to-day business process.

•	The continued reduction of our cost structure:

o
Reduce store payroll costs. We introduced a new store management model during the beginning of the 2009 calendar year. This new model was designed to provide more consistent management coverage by sales volume.  Also during the beginning of the 2009 calendar year, we began to allocate payroll to our stores based primarily on an expected sales per labor hour metric.  Finally, we began to closely monitor new hire wage rates to ensure that new hires commenced employment at rates commensurate with their experience. These actions have allowed us to operate our business more efficiently without sacrificing our ability to serve our customers.  We intend to continue to refine our processes regarding payroll management during Fiscal 2010.

o
Supply chain efficiencies.  We continue to work on several logistics initiatives which we expect will result in reduced logistics cost and improved service levels.  We are in the process of consolidating our Burlington, New Jersey distribution center into our Edgewater Park, NJ distribution center and implementing a new warehouse management system within the Edgewater Park, NJ and San Bernardino, CA distribution centers which will allow for further improvements in productivity by providing functionality not currently available and will allow flexibility in processing any goods received at either of the two facilities.  In turn, as both facilities will be able to process all receipts in an efficient manner, we expect to be able to reduce the amount of transportation miles required to service our stores.  Lastly, we have implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers.  We intend to re-invest a portion of these logistics savings in policies and procedures intended to improve efficiencies at the store level.

•	Deliver Consistent Gross Margin. We continue to focus on having stable gross margin as a percentage of net sales.

     We plan to execute this initiative during Fiscal 2010 by:

o
Continuing to manage our receipt to reduction ratio.  By matching receipt dollars to sales and markdown dollars we will continue to be able to take advantage of in season buying opportunities and to capitalize on those businesses that are trending well.

o
Continuing to ensure adequate open to buy and buying more opportunistically in season.  By staying liquid, we put ourselves in a position to be able to take advantage of opportunistic in-season buys that will maximize our sales.

o
Continuing to improve the amount of current inventory as a percentage of our total inventory.  By having more current inventory in our merchandise mix, we will take fewer markdowns, and have more pricing flexibility to provide great value to our customers without reducing our overall margins.

o
Reducing our shrink as a percentage of net sales.  We are adding additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without impacting the store experience.  We expect results to occur over time with most of these shrink reductions becoming apparent in the fiscal year ended January 28, 2012.

Uncertainties and Challenges

 As management strives to increase profitability through achieving positive comparative store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customer’s spending, there are uncertainties and challenges that we face as a value department store of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

General Economic Conditions.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  During Fiscal 2009 and continuing into the Transition Period, there was significant deterioration in the global financial markets and economic environment, which we believe continues to negatively impact consumer spending at many retailers, including us. In response to the ongoing economic crisis, we continue to take steps to increase opportunities to profitably drive sales and to curtail operating expenses where prudent.  Where appropriate, we have reinvested some of these savings back into our business and store experience.

We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines.  If adverse economic trends continue to deteriorate, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.  For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and Item 1A, Risk Factors.

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

The U.S retail industry continues to face increased pressure on margins as the overall challenging retail conditions have led consumers to be more value conscious.  The weak retail environment helped to offset this pressure with a plentiful supply of goods in the market which created downward pricing pressure for wholesale purchases.

Changes to import and export laws could have a direct impact on our operating expenses and an indirect impact on consumer prices and we cannot predict any future changes in such laws.

Seasonality of Sales and Weather Conditions. Our sales, like most other retailers, are subject to seasonal influences, with the majority of our sales and net income derived during the months of September through January, which includes the back-to-school and holiday seasons.

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

During the two months ended January 30, 2010, we changed our definition of comparative store sales.  We now define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.  Previously, we defined comparative store sales as sales of those stores (net of sales discounts) following their four hundred and twenty-fifth day of operation (approximately one year and two months).  This change aligns our external reporting of comparative store sales with how the metric is reviewed internally by senior management.  The table below depicts our comparative store sales under both the current and previous definitions for the Transition Period, Fiscal 2009, and Fiscal 2008.

	Current Definition	Previous Definition
Transition Period Ended January 30, 2010	(4.8.8)%	(5.0)%
Fiscal 2009	(2.5.5)%	(2.5)%
Fiscal 2008	(5.1.1)%	(5.2)%

    Comparative store sales which were reported under the previous definition of comparative store sales for the three months ended August 29, 2009 and November 28, 2009 were not materially different than those that would have been reported under the current definition of comparative store sales.

Various factors affect comparative store sales, including, but not limited to, current economic conditions, weather conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.  While any and all of these factors can impact comparative store sales, we believe that the decrease in comparative store sales during the Transition Period was driven by weather conditions and weakened customer demand.  The decrease in comparative store sales during Fiscal 2009 was primarily attributable to weakened consumer demand as a result of the overall challenging retail conditions.  The decrease in comparative store sales during Fiscal 2008 was due to a combination of unfavorable weather, weakened consumer demand, and temporarily low or out of stock issues in certain limited divisions.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales.  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Consolidated Statements of Operations and Comprehensive Income (Loss).  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  Gross margin as a percentage of net sales increased from 39.0% during the 35 weeks ended January 31, 2009 to 39.3% during the Transition Period.

Inventory Levels.   Inventory at January 30, 2010 was $613.3 million compared with $641.8 million at May 30, 2009.  The decrease of $28.5 million was due to the seasonality of our business combined with our ongoing initiatives to enhance our supply chain efficiencies and our merchandise content.  These factors resulted in a decrease of average inventory at January 30, 2010 of approximately 6.4% to $1.4 million per store compared with the average store inventory of $1.5 million at May 30, 2009.

Inventory at January 30, 2010 decreased $81.7 million from $695.0 million at January 31, 2009.  This decrease was the result of our initiatives to enhance our supply chain efficiencies and our merchandise content.  Average store inventory at January 30, 2010 decreased approximately 14.8% to $1.4 million per store compared with average store inventory of $1.6 million at January 31, 2009.

In order to better serve our customers, and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores.  Our efforts to date have resulted in a 14.8% reduction in average store inventory at January 30, 2010 compared with January 31, 2009.  By managing our inventories conservatively we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.  We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

Receipt-to-Reduction Ratio.   We are in the process of refining a more consistent merchandise flow based on a receipt-to-reduction ratio.  In other words, we are attempting to match forecasted levels of receipts to forecasted sales on a monthly basis.  We believe this will result in a more normalized receipt cadence to support sales and will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our annualized inventory turnover rate for the Transition Period has increased from 2.4 turns per year at May 30, 2009 to 2.7 turns per year at January 30, 2010.  The inventory turnover calculation is based on a rolling 13 month average of inventory and the last 12 months sales.  We expect inventory turnover to increase in Fiscal 2010.

Liquidity.  Liquidity measures our ability to generate cash.  Management measures liquidity through cash flow and working capital position.  Cash flow is the measure of cash generated from operating, financing, and investing activities.  We experienced a decrease in cash flow of $2.7 million during the Transition Period compared with the 35 weeks ended January 31, 2009 due to accelerated payments of $274.8 million as part of the Company’s working capital management strategy implemented at the end of the Transition Period.  The acceleration of payments decreased cash flow from operating activities related to the Company’s accounts payable from January 31, 2009 to January 30, 2010; which was almost entirely offset by decreased uses of cash in investing and financing activities.  The decrease in cash used in investing activities was primarily due to decreased capital expenditures as a result of fewer store openings during the Transition Period compared with the 35 weeks ended January 31, 2009.  The decrease in cash used in financing activities was primarily due to higher payments, net of borrowings, on our ABL Line of Credit.  During the Transition Period and the 35 weeks ended January 31, 2009, we made net repayments on our ABL Line of Credit of $29.1 million and $151.6 million, respectively.  Cash and cash equivalents decreased $1.1 million from May 30, 2009 to $24.8 million at January 30, 2010 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at January 30, 2010 was $349.7 million compared with $312.3 million at May 30, 2009 and $179.7 million at January 31, 2009.  The increase in working capital from both May 30, 2009 and January 31, 2009 is primarily attributable to decreased accounts payable at January 30, 2010, as a result of the timing of payments, which was partially offset by decreased inventory levels as a result of the decreases in our average store inventory of 6.4% from May 30, 2009 and 14.8% from January 30, 2009.

Comparative Store Payroll.  Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year.  We define comparative store payroll as the aggregate payroll of all stores which were opened for an entire week both in the previous fiscal year (or period, as applicable) and the current fiscal year (or period, as applicable).  Comparative store payroll decreased 11.8% during the Transition Period compared with the 35 weeks ended January 31, 2009 as a result of our ongoing initiative to reduce store payroll costs.  This was accomplished through a variety of initiatives.  First, we introduced a new store management model that was designed to provide consistent management coverage by sales volume.  We also began managing store payroll based primarily on an expected sales per labor hour metric.  Lastly, we began to closely monitor new hire wage rates to ensure new hires commenced employment at rates commensurate with their experience.  We believe that these actions will allow us to operate the business more efficiently without sacrificing our ability to serve our customers.

Results of Operations – Transition Period

The following table sets forth certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for the 35 week Transition Period ended January 30, 2010 and the comparable 35 week period used in connection with the subsequent discussion.  Financial information for the 35 weeks ended January 30, 2010 and January 31, 2009 is derived from audited and unaudited financial statements, respectively (refer to Note 2 of the Consolidated Financial Statements entitled “Fiscal Year End Change” for further details).

	35 Weeks Ended January 30, 2010	35 Weeks Ended January 31, 2009
Statement of Operations Data:
Net Sales	100%	100%
Other Revenue	0.9	0.8
Total Revenue	100.9	100.8

Cost of Sales (Exclusive of Depreciation and Amortization, As Shown Below)	60.7	61.0
Selling & Administrative Expenses	30.9	30.7
Restructuring and Separation Costs	0.1	0.1
Depreciation and Amortization	4.2	4.3
Interest Expense	2.4	3.0
Impairment Charges – Long Lived Assets	1.9	1.1
Impairment Charges - Trademark	0.0	11.3
Other Income, Net	(0.6)	(0.2)
Total Expense	99.6	111.3

Income Before Income Tax Expense	1.3	(10.5)
Income Tax Expense	0.5	4.2

Net Income	0.8%	(6.3)%

 Performance for the 35 Weeks Ended January 30, 2010 (Transition Period) Compared with the 35 Weeks Ended January 31, 2009

Net Sales

We experienced a decrease in net sales for the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009.  Consolidated net sales decreased $19.0 million, or 0.8%, to $2,457.6 million  for the 35 weeks ended January 30, 2010 from $2,476.6 million  for the 35 weeks ended January 31, 2009.  This decrease was primarily attributable to:

•	a comparative store sales decrease of $114.2 million, or 4.8%, to $2,263.2 million,
•	a decrease in barter sales of $10.8 million, and
•	a decrease in net sales of $2.5 million from stores closed since the comparable period in Fiscal 2009, partially offset by;
•	an increase in net sales of $63.2 million for stores previously opened that are not included in our comparative store sales,
•	an increase in net sales of $34.1 million related to nine new stores opened during the Transition Period, and
•	an increase in layaway and other sales of $10.8 million.

We believe the comparative store sales decrease was due to weather conditions and weakened consumer demand.  November of 2009 was the warmest November in the last eight years.  The weakened consumer demand was a result of the contraction of credit available to consumers and the overall challenging retail conditions.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges, and miscellaneous revenue items) increased $1.4 million to $21.7 million for the 35 weeks ended January 30, 2010 compared with $20.3 million for the 35 weeks ended January 31, 2009.  This increase was primarily related to an increase in layaway fees of $1.8 million.

Cost of Sales

Cost of sales decreased $18.1 million (1.2%) for the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009.  Cost of sales as a percentage of net sales decreased to 60.7% for the 35 weeks ended January 30, 2010 compared with 61.0% during the 35 weeks ended January 31, 2009.  The dollar decrease of $18.1 million in cost of sales between the 35 weeks ended January 30, 2010 and the 35 weeks ended January 31, 2009 was primarily related to the decrease in our net sales during the same periods.

For the 35 week period ended January 30, 2010 as compared with the 35 weeks ended January 31, 2009, we experienced an increase in gross margin as a percent of net sales from 39.0% to 39.3%.  The improvement in our gross margin as a percent of net sales is primarily the result of fewer markdowns during the 35 weeks ended January 31, 2010 as compared with the 35 weeks ended January 31, 2009.  Markdowns improved 0.7% as a percentage of net sales as a result of our ongoing initiative to increase the amount of current inventory as a percent of our total inventory, ultimately leading to fewer markdowns.  The improvement in markdowns is almost entirely offset by increased shrink of 0.6% as a percentage of net sales during the 35 weeks ended January 30, 2010 as compared with the 35 weeks ended January 31, 2009.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.3 million (or 0.2%) to $759.8 million for the 35 weeks ended January 30, 2010 from $761.1 million for the 35 weeks ended January 31, 2009.  The decrease in selling and administrative expenses is summarized in the table below:

	(in thousands)
	35 Weeks Ended
	January 30, 2010	January 31, 2009	$ Variance	% Change
Payroll and Payroll Related	$337,057	$358,074	$(21,017)	(5.9)%
Advertising	49,378	57,283	(7,905)	(13.8)
Benefit Costs	9,054	12,176	(3,122)	(25.6)
Business Insurance	22,955	17,071	5,884	34.5
Occupancy	246,082	235,534	10,548	4.5
Other	95,248	80,924	14,324	17.7
Selling & Administrative Expenses	$759,774	$761,062	$(1,288)	(0.2)%

The decrease in selling and administrative expense during the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009 was primarily caused by decreases in payroll and payroll related costs.  The decrease in payroll and payroll related costs of approximately $21.0 million was primarily related to a decrease in our comparative store payroll of $30.6 million or 11.8% and a corresponding decrease in payroll taxes of $1.8 million as a result of our initiative to reduce store payroll costs including the reduction of janitorial payroll in conjunction with our initiative to replace janitorial payroll with a third party provider.

These decreases in comparative store payroll and payroll taxes were partially offset by the impact of new and non-comparative store payroll of $7.1 million and an increase of $5.2 million related to vacation expense as a result of the change in our new personal time policy which was adopted in July 2008.

The decrease in advertising expense of $7.9 million during the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009 was primarily related to shifts in the media used for marketing communications and a decrease in the number of grand opening advertisements.  During the Transition Period we opened nine new BCF stores.  During the 35 weeks ended January 31, 2009, we incurred additional marketing and advertising expense in connection with the opening of 34 new BCF stores.

The decrease in benefit costs of $3.1 million for the 35 week period ended January 30, 2010 compared with the 35 weeks ended January 31, 2009 was primarily a result of decreased 401(k) Plan expense.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual contributions obligation.  A “forfeiture” is the portion of our contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such contribution.  Based on the forfeitures available to us, we were not required to record any 401(k) Plan expense during the 35 weeks ended January 30, 2010.  The Company used $3.5 million of 401(k) Plan forfeitures to fund the entire 401(k) Plan Match for the 2009 401(k) Plan year.

The increase in business insurance of $5.9 million in the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009 was the result of our claims experience for the period.  During the Transition Period, we experienced an increase in the cost of workers’ compensation claims and an increase in the number of general liability claims, each of which we believe was a result of the current economic environment.

The increase in occupancy related costs of $10.5 million in the 35 weeks ended January 30, 2010 as compared with the 35 weeks ended January 31, 2009 was primarily related to new store openings.   New BCF stores opened during the 35 weeks ended January 30, 2010 accounted for $4.2 million of the total increase;  new BCF stores opened during this period that were not operating for a full 35 weeks in Fiscal 2009 incurred incremental occupancy costs of $4.5 million during the 35 week period ended January 30, 2010.  Excluding the impact of new store openings between the 35 week periods ended January 30, 2010 and January 31, 2009:

•	janitorial service expense increased $4.0 million due to our initiative to replace janitorial payroll with a third party provider, and

•	real estate taxes increased $1.0 million due primarily to annual tax rate increases.

These increases were partially offset by a decrease in utilities expense of $2.7 million as a result of our ongoing initiative to reduce costs.

The increase in other selling and administrative expenses of $14.3 million for the 35 week period ended January 30, 2010 compared with the 35 weeks ended January 31, 2009 was primarily due to a $7.5 million increase in our legal reserve, and a $3.0 million increase associated with the acceleration of fees associated with store physical inventories related to the Company’s change in fiscal year end.

Restructuring and Separation Costs

In an effort to better align our resources with our business objectives, in Fiscal 2009, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance. In light of the challenging economic and retail sales environments, we accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  Our restructuring and separation efforts commenced in the third quarter of Fiscal 2009, and continued during the 35 week period ended January 30, 2010.  We incurred $2.4 million and $1.9 million in restructuring and separation costs during the Transition Period and the 35 weeks ended January 31, 2009, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $103.6 million for the 35 weeks ended January 30, 2010 compared with $106.8 for the 35 weeks ended January 31, 2009.  The decrease in depreciation and amortization expense was primarily a result of various assets that were recorded pursuant to purchase accounting in conjunction with the Merger Transaction.  These assets became fully depreciated during Fiscal 2009, which resulted in less depreciation expense during the Transition Period.

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007.  Refer to Note 1 of the Consolidated Financial Statements for further discussion of this change in presentation.

Interest Expense

Interest expense was $59.5 million and $74.3 million for 35 week periods ended January 30, 2010 and January 31, 2009, respectively.  The decrease in interest expense was primarily driven by lower average interest rates on our Term Loan and ABL Line of Credit and a lower average balance on our ABL Line of Credit as follows:

	35 Weeks Ended
	January 30, 2010	January 31, 2009
Average Interest Rate – ABL Line of Credit	2.7%	4.4%

Average Interest Rate – Term Loan	2.6%	4.8%

Average Balance – ABL Line of Credit	$31.5 million	$219.5 million

Offsetting the decrease in interest expense were smaller gains on the adjustments of our interest rate cap agreements to fair value during the Transition Period as compared to the 35 weeks ended January 31, 2009.  Our interest rate cap agreements are discussed in more detail in Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 11 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”  Adjustments of the interest rate cap agreements to fair value resulted in gains of $0.5 million and $2.7 million for the 35 weeks ended January 30, 2010 and the 35 weeks ended January 31, 2009, respectively, each of which were recorded in the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007.  Refer to Note 1 of our Consolidated Financial Statements for further discussion of this change in presentation.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $46.8 million and $28.1 million for the 35 weeks ended January 30, 2010 and January 31, 2009, respectively.  The increase in impairment charges was primarily related to the decline in the operating performance of 33 stores as a result of decreased comparative store sales primarily attributed to unfavorable weather conditions and declining macroeconomic conditions (refer to Note 10 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

The majority of the impairment charges for the 35 week period ended January 30, 2010 was related to the impairment of favorable leases in the amount of $34.6 million related to 24 of our stores.  We also impaired $9.4 million of leasehold improvements, $2.3 million of furniture and fixtures and $0.4 million of other long-lived assets.

The majority of the impairment charges for the 35 week period ended January 31, 2009 was related to the impairment of favorable leases in the amount of $20.9 million related to 15 of our stores.  We also impaired $5.8 million of leasehold improvements and $1.4 million of furniture and fixtures.

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during the 35 weeks ended January 30, 2010.  Impairment charges related to our tradenames during the 35 weeks ended January 31, 2009 amounted to $279.3 million.  In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic 350), we have historically and will continue to perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May, which will be the beginning of the second quarter of Fiscal 2010.

In connection with the preparation of our Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009, we concluded that it was appropriate to test our goodwill and indefinite-lived intangible assets for recoverability in light of the following factors:

•	Recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting our current sales trends as evidenced by the decreases in comparative store sales that we were experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter which were significant to our financial results for the year;

•	Declines in market valuation multiples of peer group companies used in the estimate of our business enterprise value; and

•
Our expectation that then current comparative store sales trends would continue for an extended period.  As a result, we revised our plans to a more moderate store opening plan which reduced our future projections of revenue and operating results offset by initiatives that have been implemented to reduce our cost structure.

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

•	The rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of our cash flows.

During the 35 weeks ended January 31, 2009, we recorded an impairment charge related to our tradenames in the amount of $279.3 million.  This impairment charge reflected lower revenues and profitability projections associated with our tradenames in the near term and lower estimated market royalty rate expectations in light of the then current general economic conditions compared with the analysis we performed during Fiscal 2008.  Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.  A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believe our estimates were appropriate based upon the then current market conditions (refer to Note 8 to our Consolidated Financial Statements entitled “Intangible Assets” for further discussion).

In accordance with Topic 350, there were no triggering events that required us to test goodwill for impairment during the 35 weeks ended January 30, 2010.  During the 35 weeks ended January 31, 2009, and in conjunction with our tradename impairment testing, we also assessed our goodwill for impairment.  Based upon this analysis of our recorded goodwill, we determined that none of our goodwill was impaired during the 35 week period ended January 31, 2009.  We believe our estimates were appropriate based upon then current market conditions.  However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections or our weighted average cost of capital increases or market valuation multiple associated with peer group companies decline.

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $10.6 million to $15.3 million during the 35 week period ended January 30, 2010 from the 35 week period ended January 31, 2009.

The increase in other income during the Transition Period compared with the 35 weeks ended January 30, 2009 was primarily related to the following:

•	An increase in miscellaneous income of $6.0 million primarily related to a gain on a legal settlement in our favor and other miscellaneous income,
•
an increase in gain on investment of $5.5 million related to additional distributions received from the Reserve Fund in excess of those anticipated (refer to Note 5 to our Consolidated Financial Statements entitled “Investment in Money Market Fund” for further discussion),

•	an increase of $2.1 million related to insurance recoveries, and
•	an increase in breakage income of $2.8 million (refer to Note 12 to our Consolidated Financial Statements entitled “Store Value Cards” for further discussion); partially offset by
•	a $5.1 million decrease related to a loss on the disposal of various fixed assets primarily related to our conversion to a new warehouse management system in Edgewater Park, New Jersey.

Income Tax Expense

Income tax expense was $11.6 million for the 35 week period ended January 30, 2010 compared with an income tax benefit of $104.7 million for the 35 weeks ended January 31, 2009.   The effective tax rates were 38.3% and 40.2%, respectively, for the 35 week periods ended January 30, 2010 and January 31, 2009.   The decrease in the effective tax rate was primarily due to a change in the valuation allowance for state net operating losses and lower state blended tax rates, which had the effect of reducing our net deferred tax liability and decreasing our income tax expense (refer to Note 18 entitled "Income Taxes" for further information).

Net Income

Net income amounted to $18.7 million for the 35 weeks ended January 30, 2010 compared with a net loss of $155.6 for the 35 weeks ended January 31, 2009.  The increase in our operating results of $174.3 million was primarily attributable to fewer impairments.

Results of Operations – Fiscal Years Ended 2009, 2008 and 2007

The following table sets forth certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for periods indicated that are used in connection with the discussion herein.

	May 30, 2009	May 31, 2008	June 2, 2007
Statement of Operations Data:
Net Sales	100.0%	100.0%	100.0%
Other Revenue	0.8	0.9	1.1
Total Revenue	100.8	100.9	101.1

Cost of Sales (Exclusive of Depreciation and Amortization, As Shown Below)	62.1	61.8	62.4
Selling & Administrative Expenses	31.5	32.2	31.2
Restructuring and Separation Costs	0.2	-	-
Depreciation and Amortization	4.5	4.9	4.8
Interest Expense	2.9	3.9	4.3
Impairment Charges – Long Lived Assets	1.1	0.7	0.7
Impairment Charges - Tradenames	8.3	-	-
Other Income, Net	(0.2)	(0.4)	(0.2)
Total Expense	110.4	103.1	103.2
Loss Before Income Tax Benefit	(9.6)	(2.2)	(2.1)
Income Tax Benefit	(4.2)	(0.8)	(0.7)

Net Loss	(5.4)%	(1.4)%	(1.4)%

Performance for the Fiscal Year (52 weeks) Ended May 30, 2009 Compared with the Fiscal Year (52 weeks) Ended May 31, 2008

Net Sales

We experienced an increase in net sales for Fiscal 2009 compared with Fiscal 2008.  Consolidated net sales increased $148.6 million, or 4.4%, to $3,542.0 million  for Fiscal 2009 from $3,393.4 million  for Fiscal 2008. This increase was attributable to:

•	an increase in net sales of $222.8 million related to 36 net new stores opened in 2009,
•	an increase in net sales of $42.1 million for stores opened in 2008 that are not included in our comparative store sales,
•	an increase in barter sales of $5.5 million, partially offset by
•	a comparative store sales decrease of $83.9 million, or 2.5%, to $3,213.1 million, and
•	a decrease in net sales of $19.4 million from stores closed since the comparable period last year.

We believe the comparative store sales decrease was due primarily to weakened consumer demand as a result of the contraction of credit available to consumers and the overall challenging retail conditions.

Other Revenue

Other revenue (consisting of rental income from leased departments; subleased rental income; layaway, alteration, dormancy, and other service charges; and miscellaneous revenue items) decreased $1.2 million to $29.4 million for Fiscal 2009 from $30.6 million for Fiscal 2008. This decrease was primarily related to a decrease in dormancy fees of $2.2 million, partially offset by an increase in layaway fees of $1.1 million.

The decrease in dormancy fees was related to our decision during the third quarter of Fiscal 2008 to cease charging dormancy fees on outstanding balances of store value cards, which were recorded in the line item “Other Revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss), and begin recording store value card breakage income in the line item “Other Income, Net” in our Statements of Operations and Comprehensive Income (Loss).  These dormancy fees contributed an additional $2.2 million to the line item “Other Revenue” in our Statements of Operations and Comprehensive Income (Loss) for Fiscal 2008 compared with Fiscal 2009.  We now recognize breakage income related to outstanding store value cards in the line item “Other Income, Net” in our  Statements of Operations and Comprehensive Income (Loss) (refer to Note 12 to our Consolidated Financial Statements entitled “Store Value Cards” for further discussion).

Cost of Sales

Cost of sales increased $104.4 million, or 5.0%, for Fiscal 2009 compared with Fiscal 2008. Cost of sales as a percentage of net sales increased to 62.1% during Fiscal 2009 from 61.8% in Fiscal 2008.  The dollar increase of $104.4 million in cost of sales between Fiscal 2008 and Fiscal 2009 was primarily related to the operation of 36 net new stores which were opened in Fiscal 2009.

Gross margin as a percent of net sales decreased from 38.2% for Fiscal 2008 to 37.9% for Fiscal 2009. The decline in gross margin was primarily due to increased shrink results based on physical inventories taken in the fourth quarter of Fiscal 2009.

Selling and Administrative Expenses

Selling and administrative expenses increased $24.4 million, or 2.2%, to $1,115.2 million for Fiscal 2009 from $1,090.8 million for Fiscal 2008.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Year Ended
	May 30, 2009	May 31, 2008	$ Variance	% Change
Occupancy	$351,555	$304,052	$47,503	15.6%
Business Insurance	32,515	26,994	5,521	20.5
Advertising	75,188	70,879	4,309	6.1
Benefit Costs	13,049	14,555	(1,506)	(10.3)
Other	124,689	138,713	(14,024)	(10.1)
Payroll and Payroll Related	518,252	535,636	(17,384)	(3.2)
Selling & Administrative Expenses	$1,115,248	$1,090,829	$24,419	2.2%

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

The increase in advertising expense of $4.3 million during Fiscal 2009 compared with Fiscal 2008 was primarily related to increases in advertising as a result of 36 net new stores opened during Fiscal 2009.  This increase was partially offset by the continued cost efficiencies realized by our internal performance of an increasing number of production and creative functions.

  The increases in selling and administrative expense during Fiscal 2009 were partially offset by decreases in payroll and payroll related costs, other costs and benefit costs.  The decrease in other selling and administrative expenses of approximately $14.0 million during Fiscal 2009 was a result of several initiatives included in our plan to reduce our cost structure, as well as decreases in costs related to security, miscellaneous taxes, temporary help and travel and entertainment.

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

 The decreases in payroll and payroll related costs were partially offset by new store payroll and increased bonus and stock compensation expense in Fiscal 2009 compared with Fiscal 2008.  New store payroll related to the opening of 36 net new stores during Fiscal 2009 contributed an additional $23.3 million to payroll.  Additionally, incremental payroll related to stores that were opened during Fiscal 2008, but were not operating for the full fiscal period contributed incremental payroll expense of $2.9 million.  Bonus and stock compensation expense increased $7.1 million and $1.3 million, respectively, in Fiscal 2009 compared with Fiscal 2008.  The increase in bonus expense of $7.1 million for Fiscal 2009 was due to the fact that during Fiscal 2008 we did not achieve the targets under our bonus plan, and consequently, reversed the previously recognized expense of $1.5 million during the fiscal year.  In contrast, during Fiscal 2009, the Company did attain the bonus targets so there was not a similar reversal during Fiscal 2009.   The increase in stock compensation expense of $1.3 million was related to a greater number of options and restricted stock awards granted in Fiscal 2009 compared with Fiscal 2008.

Restructuring and Separation Costs

Our restructuring and separation efforts commenced in Fiscal 2009 and resulted in costs totaling $7.0 million for the fiscal year; no restructuring or separation costs were incurred in Fiscal 2008.  In an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance. In light of the challenging economic and retail sales environments, we accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of approximately 2,300 positions in our corporate office and our stores during the third and fourth quarters of Fiscal 2009. This reduction, which amounted to slightly less than 9% of our workforce, resulted in a severance and related payroll tax charge of $2.8 million.

Additionally, on February 16, 2009 our former President and Chief Executive Officer entered into a separation agreement with us.  As part of his separation agreement, we paid his salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement commenced.  We recorded a charge of $1.8 million of continuation payments related to the separation of our former President and Chief Executive Officer during Fiscal 2009.  The continuation payments will be paid out in bi-weekly installments through May 30, 2011.  Continuation payments of $0.2 million were paid during Fiscal 2009.

In addition to the continuation payments, other charges relating to benefits payable pursuant to the former President and Chief Executive Officer’s separation agreement included additional non-cash compensation charges of approximately $2.4 million during Fiscal 2009 related to the repurchase of a portion of his restricted stock and a modification of his stock options (refer to Note 17 to our  Consolidated Financial Statements entitled “Restructuring and Separation Costs” and Note 14 to our  Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock-Based Compensation” for further discussion relating to the additional non-cash compensation charges).

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases and deferred debt charges amounted to $159.6 million for Fiscal 2009 compared with $166.7 million for Fiscal 2008.  The decrease in depreciation and amortization expense in Fiscal 2009 compared with Fiscal 2008 was primarily a result of various assets that were recorded pursuant to purchase accounting in conjunction with the Merger Transaction.   These assets were fully depreciated during Fiscal 2009, which resulted in less depreciation expense during the fiscal year.

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007.  Refer to Note 1 of our Consolidated Financial Statements for further discussion of this change in presentation.

Interest Expense

Interest expense was $102.7 million for Fiscal 2009 compared with $133.0 million for Fiscal 2008. This decrease in interest expense was primarily related to lower average interest rates on our ABL Line of Credit and our Term Loan in Fiscal 2009 compared with Fiscal 2008, partially offset by a higher average balance on the ABL Line of Credit as follows:

	Year Ended
	May 30, 2009	May 31, 2008
Average Interest Rate – ABL Line of Credit	4.3%	6.6%

Average Interest Rate – Term Loan	4.3%	7.0%

Average Balance – ABL Line of Credit	$148.4 million	$144.0 million

Also contributing to the decrease in interest expense were gains on the adjustments of our interest rate cap agreements to fair value.  Our interest rate cap agreements are more fully discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Transition Report and Note 11 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”  Adjustments of the interest rate cap agreements to fair value resulted in gains of $4.2 million and $0.1 million, respectively, for Fiscal 2009 and Fiscal 2008, each of which are recorded as “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  The gains in Fiscal 2009 were primarily the result of an increase in the underlying market rates, which in turn, increased the value of the interest rate cap agreements.

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007.  Refer to Note 1 of our Consolidated Financial Statements for further discussion of this change in presentation.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets for Fiscal 2009 were $37.5 million compared with $25.3 million for Fiscal 2008.  The increase in impairment charges was primarily related to the decline in the operating performance of 37 stores as a result of the declining macroeconomic conditions that were negatively impacting our comparative store sales (refer to Note 10 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

Impairment Charges – Tradenames

Impairment charges related to our tradenames totaled $294.6 million during Fiscal 2009.  There were no impairment charges related to our tradenames during Fiscal 2008.  We typically perform our annual impairment testing of goodwill and indefinite-lived intangible assets at the beginning of May of each fiscal year.  However, in connection with the preparation of our Consolidated Financial Statements for the third quarter of Fiscal 2009, we concluded that it was appropriate to test our goodwill and indefinite-lived intangible assets for recoverability at that time in light of the following factors:

•	Recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting our current sales trends as evidenced by the decreases in comparative store sales that we were experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter which are significant to our financial results for the year;

•	Declines in market valuation multiplies of peer group companies used in the estimate of our business enterprise value; and

•
Our expectation that current comparative store sales trends would continue for an extended period.  As a result, we revised our plans to a more moderate store opening plan which reduced our future projections of revenue and operating results offset by initiatives that have been implemented to reduce our cost structure.

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

Based upon the impairment analysis of our tradenames during Fiscal 2009, we determined that a portion of the tradenames was impaired and recorded an impairment charge of $288.3 million.  This impairment charge reflects lower revenues and profitability projections associated with our tradenames in the near term and lower estimated market royalty rate expectations in light of current general economic conditions compared with the analysis we performed during Fiscal 2008. Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.   A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believed our estimates were appropriate based upon then current market conditions (refer to Note 8 to our Consolidated Financial Statements entitled “Intangible Assets” for further discussion).

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

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $6.9 million to $6.0 million for Fiscal 2009.  This decrease was primarily attributable to our recording a loss on our investment in The Reserve Primary Fund (Fund) of $4.7 million and a decrease in breakage income of $2.2 million during Fiscal 2009 compared with Fiscal 2008.

Based on various communications issued by the Fund throughout Fiscal 2009, we recorded a $4.7 million loss on our investment in the Fund (refer to Note 19 to our Consolidated Financial Statements entitled “Fair Value of Financial Instruments” for further discussion).

Breakage income decreased $2.2 million to $3.1 million during 2009 (refer to Note 12 to our Consolidated Financial Statements entitled “Store Value Cards” for further discussion).  The decrease in breakage income was related to our initial recording of breakage income during the third quarter of Fiscal 2008.  In connection with the establishment of BCF Cards, Inc., we recorded $4.7 million of store value card breakage income in the line item “Other Income/Expense, Net” in our Consolidated Statements of Operations and Comprehensive Income (Loss) during the third quarter of Fiscal 2008, which included cumulative breakage income related to store value cards issued since we introduced our store value card program.

Income Tax Expense

Income tax benefit was $147.4 million and $25.3 million for Fiscal 2009 and Fiscal 2008, respectively.  Income tax benefit resulting from the tradenames impairment discussed above was $116.8 million for Fiscal 2009.  The effective tax rates for Fiscal 2009 and Fiscal 2008 were 43.5% and 34.1%, respectively.  In Fiscal 2008 we recorded increases to our FIN 48 tax liability which had the effect of reducing our overall income tax benefit and effective tax rate for the year (refer to Note 18 entitled "Income Taxes" for further information).  The increase in the effective tax rate was also due to lower state blended tax rates which had the effect of reducing our net deferred tax liability and increasing our income tax benefit.

Net Loss

Net losses amounted to $191.6 million for Fiscal 2009 compared with net losses of $49.0 million for Fiscal 2008.  The decrease in our operating results of $142.6 million was primarily attributable to increased impairment charges related to our tradenames and long-lived assets, partially offset by increased sales driven primarily by non-comparative stores, improved expense management as part of our initiative to reduce our cost structure, and lower interest expense incurred during Fiscal 2009 compared with Fiscal 2008.

Performance for the Fiscal Year (52 weeks) Ended May 31, 2008 Compared with the Fiscal Year (52 weeks) Ended June 2, 2007

Net Sales

We experienced a decrease in net sales for Fiscal 2008 compared with Fiscal 2007.  Consolidated net sales decreased $10.0 million, or 0.3%, to $3,393.4 million for Fiscal 2008 from $3,403.4 million for Fiscal 2007. This decrease was primarily attributable to:

•	a comparative store sales decrease of $166.8 million, or 5.1%, to $3,122.5 million and
•	a decrease in net sales of $13.8 million from stores closed since the comparable period last year, partially offset by
•	an increase in net sales of $105.8 million for stores opened in Fiscal 2008,
•	an increase in net sales of $62.5 million for stores opened in Fiscal 2007 that are not included in our comparative store sales, and
•	an increase in barter sales of $5.0 million.

The decrease in comparative stores sales of 5.1% for Fiscal 2008, was due primarily to unseasonably warm weather in September and October, weakened consumer demand similar to what other retailers experienced and temporarily low or out of stock issues in certain limited divisions throughout the fiscal year.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alterations and other service charges, dormancy service fees and miscellaneous revenue items) decreased to $30.6 million for Fiscal 2008 compared with $38.2 million for Fiscal 2007. This decrease was primarily related to a decrease in dormancy service fees of $5.3 million and decreases in rental income from leased departments of approximately $2.0 million due primarily to our converting leased departments into company operated departments.

During the third quarter of Fiscal 2008, we ceased charging dormancy service fees on outstanding balances of store value cards and began recognizing an estimate of the amount of gift cards that would not be redeemed (referred to herein as breakage income) related to outstanding store value cards and included this income in the line item “Other Income, Net” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  For additional information, please see the discussion below under the caption entitled “Other Income, Net.”

Cost of Sales

 Cost of sales decreased $29.8 million, or 1.4%, to $2,095.4 million for Fiscal 2008 compared with Fiscal 2007. Cost of sales, as a percentage of net sales, decreased to 61.8% in Fiscal 2008 from 62.4% in Fiscal 2007.  The decrease in cost of sales as a percentage of net sales was due primarily to our improved initial markups which were the result of lower costs associated with better negotiating and buying efforts.

Selling and Administrative Expenses

Selling and administrative expenses increased $28.3 million (2.7%) to $1,090.8 million for Fiscal 2008 from $1,062.5 million for Fiscal 2007.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Year Ended
	May 31, 2008	June 2, 2007	$ Variance	% Change
Occupancy	$304,052	$283,880	$20,172	7.1%
Other	138,713	124,573	14,140	11.4
Business Insurance	26,994	24,583	2,411	9.8
Advertising	70,879	72,302	(1,423)	(2.0)
Benefit Costs	14,555	16,241	(1,686)	(10.4)
Payroll and Payroll Related	535,636	540,889	(5,253)	(1.0)
Selling & Administrative Expenses	$1,090,829	$1,062,468	$28,361	2.7%

The increase in occupancy related expenses of $20.2 million for Fiscal 2008 compared with Fiscal 2007 was primarily related to new store openings.  Rent, utilities and maintenance related expenses for new stores opened in Fiscal 2008 accounted for $12.8 million of the $20.2 million increase.  Stores opened in Fiscal 2007 that were not operating for a full year incurred incremental rent, utilities and maintenance related expenses in Fiscal 2008 of $5.5 million.

In addition to increases in occupancy related expense, other selling and administrative costs increased $14.1 million.  Included in other selling and administrative costs are professional fees, which increased $3.2 million during Fiscal 2008, compared with Fiscal 2007.  The increase in professional fees was primarily related to our evaluation of the effectiveness of our internal control over financial reporting.  As a non-accelerated filer, we were required to provide our initial report of management on our internal controls over financial reporting in our Form 10-K for Fiscal 2008.

Other expenses, including, but not limited to, miscellaneous taxes, protection and temporary help increased $9.5 million during Fiscal 2008 compared with Fiscal 2007.  New store openings during Fiscal 2007 and Fiscal 2008 accounted for approximately $3.2 million of the increase.  The increase in temporary help of approximately $1.7 million was primarily related to our distribution centers.  We received approximately 82% of our merchandise through our distribution centers during Fiscal 2008 compared with 50% of our merchandise through our distribution centers in Fiscal 2007.

These increases were partially offset by a decrease in payroll and payroll related accounts of $5.3 million for Fiscal 2008 compared with Fiscal 2007.  The decrease in payroll and payroll related accounts of $5.3 million was a function of decreases of $18.5 million related to comparative store payroll and $13.7 million related to retention bonuses incurred as part of  the Merger Transaction, partially offset by new store payroll of $14.9 million, incremental payroll costs of $5.1 million related to stores that were not opened for a full fiscal year in Fiscal 2007, and an increase of $7.1 million related to payroll at the corporate office as a result of our filling several open senior management and management positions.  During Fiscal 2007, we recorded $13.7 million of retention bonuses related to the Merger Transaction.  These bonuses were paid out during Fiscal 2007.

As a percentage of net sales, selling and administrative expenses were 32.2% for Fiscal 2008 compared with 31.2% for Fiscal 2007.

Restructuring and Separation Costs

No restructuring or separation costs were incurred in Fiscal 2008 or Fiscal 2007.

Depreciation and Amortization

Depreciation and amortization expense amounted to $166.7 million for Fiscal 2008 compared with $163.8 million for Fiscal 2007. This increase of $2.9 million was primarily attributable to new stores that were opened in Fiscal 2008.

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007.  Refer to Note 1 of the Consolidated Financial Statements for further discussion of this change in presentation.

Interest Expense

Interest expense was $133.0 million and $144.6 million for Fiscal 2008 and Fiscal 2007, respectively. The decrease in interest expense was primarily related to a lower average balance on our ABL Line of Credit and lower average interest rates on our ABL Line of Credit and our Term Loan in Fiscal 2008 compared with Fiscal 2007 as follows:

	Year Ended
	May 31, 2008	June 2, 2007
Average Interest Rate – ABL Line of Credit	6.6%	7.2%

Average Interest Rate – Term Loan	7.0%	7.6%

Average Balance – ABL Line of Credit	$144.0 million	$194.5 million

Also contributing to the decrease in interest expense were gains on the adjustments of our interest rate cap agreements to fair value.  Our interest rate cap agreements are more fully discussed in Item 7A entitled “Quantitative and Qualitative Disclosures About Market Risk” of this Transition Report and Note 11 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”  Adjustments of the interest rate cap agreements to fair value resulted in a gain of $0.1 million and a loss of $2.0 million, respectively, for Fiscal 2008 and Fiscal 2007, each of which were recorded as “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007.  Refer to Note 1 of the Consolidated Financial Statements for further discussion of this change in presentation.

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

 The majority of the impairment charges for Fiscal 2007 were related to favorable lease assets in the amount of $15.6 million and $8.0 million of leasehold improvements.  Impairment charges at the store level were primarily related to a decline in the operating performance of the respective stores as a result of weakening consumer demand during Fiscal 2007.

Impairment Charges – Tradenames

There were no impairment charges related to our tradenames in Fiscal 2008 or Fiscal 2007.

Other Income/Expense, Net

Other income/expense, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $6.7 million to $12.9 million for Fiscal 2008 compared with Fiscal 2007.  The increase was primarily related to our recording $5.3 million of breakage income during Fiscal 2008.  As noted above, we discontinued charging dormancy service fees on outstanding store value cards during Fiscal 2008 and began recognizing breakage income in the line item “Other Income, Net” in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a result of establishing a gift card company.  Refer to Note 12 to our Consolidated Financial Statements entitled “Store Value Cards” for further information.

Income Tax Expense

Income tax benefit was $25.3 million for Fiscal 2008 compared with $25.4 million for Fiscal 2007.  The effective tax rates for Fiscal 2008 and Fiscal 2007 were 34.1% and 35.0%, respectively.

Net Loss

Net loss amounted to $49.0 million for Fiscal 2008 compared with $47.2 million for Fiscal 2007. The increase in our net loss position was primarily related to an increase in selling and administrative costs and depreciation and amortization, offset in part by improved margins and a reduction in interest expense.

Liquidity and Capital Resources

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors.   Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season.  Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and opening of new stores and remodeling of existing stores.  As of January 30, 2010, we had unused availability on our ABL Line of Credit of $158.6 million.

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

During Fiscal 2009 and, to a lesser extent, the Transition Period, there was a significant deterioration in the global financial markets and economic environment, which we believe has negatively impacted consumer spending at many retailers, including us.  In response to this, we have taken, and continue to take, steps to increase opportunities to profitably drive sales, improve margins and continue to improve the efficiency of our operations.

As discussed throughout this Transition Report, we implemented certain initiatives in response to the difficult economic environment which included reducing our cost structure during Fiscal 2009 and the Transition Period through various payroll initiatives and supply chain efficiencies.  A portion of these savings were reinvested in our operations and in enhancing our store experience.  We believe that we have prudently managed our capital expenditures, allowing us to appropriately act on opportunities to grow our business.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

Despite the current trends in the retail environment and their negative impact on our comparative store sales, we believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that we would be able to continue to offset the decline in our comparative store sales with continued savings initiatives in the event that the economy continues to decline.

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things; maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 5.5 to 1 at January 30, 2010; 5.25 to 1 at May 1, 2010, July 31, 2010, and October 30, 2010; 5.00 to 1 at January 29, 2011; and 4.75 to 1 at April 30, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income, (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations.  Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.  As of January 30, 2010, we were in compliance with all of our covenants.

Given the importance Adjusted EBITDA has on our operations, achievement at a predetermined threshold Adjusted EBITDA level is required for the payment of incentive awards to our corporate employees under our Management Incentive Bonus Plan (Bonus Plan) for the Transition Period.  The Bonus Plan is more fully described under the caption “Annual Incentive Awards” in Item 11, Executive Compensation.

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
•
Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will likely have to be replaced in the future, and Adjusted EBITDA measures do not reflect any cash requirements for such replacements; and

•	Other companies in our industry may calculate Adjusted EBITDA differently such that our calculation may not be directly comparable.

Adjusted EBITDA for the 35 weeks ended January 30, 2010 increased $12.0 million, or 4.8%, to $260.5 million from $248.5 million for the 35 weeks ended January 31, 2009.  This improvement in Adjusted EBITDA was primarily the result of the cost reductions realized during the Transition Period, as further described above under the caption entitled “Executive Summary.”

Adjusted EBITDA for Fiscal 2009 increased $22.8 million, or 8.4%, to $294.8 from $272.0 million for Fiscal 2008.  This improvement in Adjusted EBITDA was primarily the result of sales growth from new stores and the cost reductions realized during Fiscal 2009.

Adjusted EBITDA for Fiscal 2008 decreased $23.5 million, or 8.0%, to $272.0 from $295.5 million for Fiscal 2007.  This decrease in Adjusted EBITDA was primarily the result of a decrease in net sales and increased selling and administrative expenses due to new stores opened in Fiscal 2008.

The following table shows our calculation of Adjusted EBITDA for the 35 week periods ended January 30, 2010 and January 31, 2009, and the 52 week periods for Fiscal 2009, Fiscal 2008, and Fiscal 2007, which were derived from audited and unaudited financial information.

	(in thousands)
	35 Week Period Ended		Years Ended
	January 30, 2010	January 31, 2009	May 30, 2009	May 31, 2008	June 2, 2007

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$18,653	$(155,643)	$(191,583)	$(48,970)	$(47,199)
Interest Expense	59,476	74,263	102,716	132,993	144,563
Income Tax Expense (Benefit)	11,570	(104,667)	(147,389)	(25,304)	(25,425)
Depreciation and Amortization	103,605	106,823	159,607	166,666	163,837
Impairment Charges - Long-Lived Assets	46,776	28,134	37,498	25,256	24,421
Impairment Charges - Tradenames	-	279,300	294,550	-	-
Interest Income	(196)	(535)	(641)	(1,975)	(3,845)
Transaction-Related Expenses (a)	-	-	-	-	390
Non Cash Straight-Line Rent Expense (b)	4,196	6,236	7,358	6,768	9,431
Retention Bonus (c)	-	-	-	-	13,854
Advisory Fees (d)	2,879	3,342	4,660	4,316	4,119
Stock Compensation Expense (e)	994	2,728	6,124	2,436	2,856
Professional Fees (f)	-	-	-	-	1,864
Sox Compliance (g)	-	1,077	1,189	2,989	-
(Gain) Loss on Investment in Money Market Fund (h)	(3,849)	1,669	4,661	-	-
Amortization of Purchased Lease Rights (i)	560	620	893	140	-
Severance (j)	2,264	1,929	2,737	-	-
Franchise Taxes (k)	751	631	1,500	760	37
Insurance Reserve (l)	3,731	255	5,561	2,950	2,928
Advertising Expense Related to Barter Transactions (m)	1,816	1,875	2,334	1,636	-
CEO Transition Costs (n)	-	-	2,173	-	-
Loss on Disposal of Fixed Assets (o)	5,824	468	805	1,351	3,677
Change in Fiscal Year End Costs (p)	1,445	-	-	-	-
Adjusted EBITDA	$260,495	$248,505	$294,753	$272,012	$295,508

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$260,495	$248,505	$294,753	$272,012	$295,508
Interest Expense	(59,476)	(74,263)	(102,716)	(132,993)	(144,563)
Changes in Operating Assets and Liabilities	(72,323)	118,846	(30,929)	(19,050)	(59,970)
Other Items, Net	(25,169)	(25,245)	11,188	(21,992)	5,041
Net Cash Provided by Operating Activities	$103,527	$267,843	$172,296	$97,977	$96,016

Net Cash Used in Investing Activities	$(54,074)	$(109,887)	$(145,280)	$(100,313)	$(52,591)

Net Cash (Used in) Provided by Financing Activities	$(50,513)	$(156,351)	$(41,307)	$8,559	$(67,923)

           During the Transition Period, in accordance with the credit agreement governing the Term Loan and ABL, and with approval from the administrative agents for the Term Loan and ABL Line of Credit, we changed our methodology of calculating Adjusted EBITDA such that costs incurred in connection with our change in fiscal year end (quantified in note (p) to the foregoing table) are added back to consolidated net income when calculating Adjusted EBITDA.  This change has no impact on the Adjusted EBITDA amounts presented for prior periods.

(a)	Represents third party costs (primarily legal fees) incurred in connection with the Merger Transaction, as approved by the administrative agents for the Term Loan and ABL Line of Credit.
(b)
Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(c)
Represents the accrual of retention bonuses to be paid to certain members of management on the first anniversary of the Merger Transaction for services rendered to us, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(d)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
(e)	Represents expenses recorded under ASC No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
(f)
Represents professional fees associated with one-time costs consisting of consulting fees in connection with the corporate restructuring of our stores which was incurred within twelve months after the closing date of the Merger Transaction, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(g)
As a voluntary non-accelerated filer, we furnished our initial management report on Internal Controls Over Financial Reporting in our Annual Report on Form 10-K for Fiscal 2008. These costs represent professional fees related to this compliance effort that were incurred during Fiscal 2008 and the first quarter of Fiscal 2009, as well as fees incurred as part of our ongoing internal controls compliance effort for Fiscal 2009, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(h)
Represents the (gain) loss on our investment in the Reserve Primary Fund (Fund), related to a decline in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the Term Loan and ABL Line of Credit.  Refer to the discussion below under the caption entitled “Investment in Money Market Fund,” and Note 5 to the Consolidated Financial Statements also entitled “Investment in Money Market Fund” for further details.

(i)
Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(j)
Represents a severance charge resulting from a reduction of approximately 10% of our workforce during the Transition Period and Fiscal 2009 (refer to Note 17 to our Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(k)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the Term Loan and ABL Line of Credit.
(l)
Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(m)
Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(n)
Represents recruiting costs incurred in connection with the hiring of our new President and Chief Executive Officer on December 2, 2008, and other benefits payable to our former President and Chief Executive Officer pursuant to the separation agreement we entered into with him on February 16, 2009.  Both of these adjustments were approved by the administrative agents for the Term Loan and ABL Line of Credit.

(o)
Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, as in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(p)
Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the transition period ending January 30, 2010.  This change was approved by the administrative agents for the Term Loan and ABL Line of Credit.

Investment in Money Market Fund

During Fiscal 2009, the Company made investments into The Reserve Primary Fund (Fund) of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  As of January 30, 2010, the Company received total distributions of its investment in the Fund of $55.4 million.  Of the $55.4 million received from the Fund, $4.8 million was received during the 35 week transition period ended January 30, 2010, and resulted in a gain of $3.8 million during the Transition Period, as compared to a loss of $4.7 million during Fiscal 2009.  Accordingly, the Company has incurred $0.9 million of cumulative losses related to its investment in the Fund.

Cash Flows

Net cash flows for the 35 week periods ended January 30, 2010, as derived from audited financial statements, and January 31, 2009, as derived from unaudited financial statements, and for Fiscal 2009, Fiscal 2008 and Fiscal 2007 as derived from audited financial statements were as follows:

	(in thousands)
	35 Weeks Ended January 30, 2010	35 Weeks Ended January 31, 2009	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007

Net cash provided by operating activities	$103,527	$267,843	$172,296	$97,977	$96,016

Net cash used in investing activities	(54,074)	(109,887)	(145,280)	(100,313)	(52,591)

Net cash (used in) provided by financing activities	(50,513)	(156,351)	(41,307)	8,559	(67,923)

(Decrease) Increase in cash and cash equivalents	$(1,060)	$1,605	$(14,291)	$6,223	$(24,498)

Cash Flows for the 35 Weeks Ended January 30, 2010 Compared with the 35 Week Ended January 31, 2009

We used $1.1 million of cash flow for the 35 weeks ended January 30, 2010 compared with generating $1.6 million of cash flow for the 35 week period ended January 31, 2009.  Net cash provided by operating activities amounted to $103.5 million for the 35 weeks ended January 30, 2010.  For the 35 weeks ended January 31, 2009, net cash provided by operating activities was $267.8 million.  The decrease in net cash provided by operating activities was primarily the result of our working capital management strategy at the end of the Transition Period in which we accelerated $274.8 million of payments that typically would not have been made until the first quarter of Fiscal 2010.    This lowered our accounts payable balance at the end of the Transition Period which resulted in a decrease in accounts payable for the 35 weeks ended January 30, 2010 of $151.5 million compared with the 35 week period of Fiscal 2009.  There was no such working capital management strategy in place during the 35 weeks ended January 31, 2009.

The decrease in net cash flows provided by operating activities was partially offset by improvements in net cash used in investing and financing activities.  Net cash used in investing activities decreased to $54.1 million for the 35 weeks ended January 30, 2010 from $109.9 million for the 35 weeks ended January 31, 2009.  This reduction was primarily the result of decreased capital expenditures during the 35 weeks ended January 30, 2010 compared with the 35 week period ended January 31, 2009.  Capital expenditures decreased $35.9 million for the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009 due to fewer store openings during the 35 weeks ended January 30, 2010 compared with the first 35 weeks of Fiscal 2009.

Net cash used in financing activities decreased $105.8 million during the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009.  The primary driver of the decreased use of cash in financing activities was related to repayments, net of borrowings, on our ABL Line of Credit.  Repayments, net of borrowings, on our ABL Line of Credit amounted to $29.1 million and $151.6 million, respectively, for the 35 weeks ended January 30, 2010 and January 31, 2009.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at January 30, 2010 was $349.7 million compared with $179.7 million at January 31, 2009.  The increase in working capital was primarily the result of decreased accounts payable as of January 30, 2010 compared with January 31, 2009 due to the Company’s working capital management strategy.

Cash Flows for the Twelve Months Ended May 30, 2009 Compared with the Twelve Months Ended May 31, 2008

We used $14.3 million of cash flow during Fiscal 2009 compared with generating $6.2 million of cash flow in Fiscal 2008.  Net cash provided by operating activities was $172.3 million for Fiscal 2009 compared with $98.0 million for Fiscal 2008.  The improvement in net cash provided by operating activities was primarily the result of improved operating results, exclusive of all non-cash charges of $65.8 million.  This increase was primarily the result of increased sales from new store growth, decreased selling and administrative costs in connection with our plan to reduce our cost structure, and decreased interest expense as a result of lower average interest rates on our ABL Line of Credit and our Term Loan.

The improvements in cash flows provided by operating activities were offset by increased cash outlays in investing and financing activities.  For Fiscal 2009, we used $41.3 million of cash in financing activities, the majority of which represents repayments, net of borrowings, of $31.3 million, on our ABL Line of Credit.  For Fiscal 2008, we generated $8.6 million in cash from financing activities, the majority of which represents borrowings, net of repayments, of $22.6 million on our ABL Line of Credit.  Cash flow used in investing activities increased $45.0 million due primarily to higher levels of capital expenditures, the re-designation of cash and cash equivalents to investments in money market funds, partially offset by redemptions of our investment in the Fund during Fiscal 2009 as compared with the Fiscal 2008, and the purchase of tradename rights during Fiscal 2009.

Working capital at May 30, 2009 was $312.3 million compared with $284.4 million at May 31, 2008.  The increase in working capital from May 31, 2008 to May 30, 2009 was primarily due to a decrease in accounts payable as a result of in the timing of payments in Fiscal 2009 compared with Fiscal 2008.

Cash Flows for the Twelve Months Ended May 31, 2008 Compared With the Twelve Months Ended June 2, 2007

 We generated $6.2 million of cash flow during Fiscal 2008 compared with using $24.5 million of cash flow during Fiscal 2007.  Net cash provided by operating activities increased $2.0 million to $98.0 million for Fiscal 2008 from $96.0 million for Fiscal 2007.

Net cash used in investing activities increased $47.7 million to $100.3 million for Fiscal 2008, primarily related to an increased level of capital expenditures of $26.4 million and increased lease acquisition costs of $7.1 million.  Additionally, we generated $11.0 million less cash flow in Fiscal 2008 compared with Fiscal 2007 as a result of our replacing $11.0 million of restricted cash with letters of credit agreements as collateral for insurance contracts during Fiscal 2007.

Net cash provided by financing activities increased $76.5 million in Fiscal 2008, resulting in positive cash flow of $8.6 million at the end of the fiscal year.  The increase was related to our borrowings and repayments on the ABL Line of Credit.  In Fiscal 2008, we borrowed $22.6 million, net of repayments.  In Fiscal 2007, we repaid $53.2 million, net of borrowings.  The increase in borrowings was primarily related to funding our capital expenditures.

Operational Growth

During the Transition Period, we opened nine new Burlington Coat Factory Warehouse Stores (“BCF” stores).  As of January 30, 2010, we operated 442 stores under the names "Burlington Coat Factory Warehouse" (424 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (15 stores) and "Super Baby Depot" (one store).

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

From time to time we make available for sale certain assets based on current market conditions.  These assets are recorded in the line item "Assets Held for Disposal" in our Consolidated Balance Sheets.  Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item "Assets Held for Disposal" and into the respective asset category.  Upon this reclassification, we assess the assets for impairment and reclassify them based on the lesser of their carrying value or fair value less cost to sell.

Debt

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $721 million ABL Line of Credit, $900 million Term Loan and the $305 million of Senior Notes due in 2014.  As of January 30, 2010, we were in compliance with all of our debt covenants. Significant changes in our debt consist of the following:

$721 Million ABL Senior Secured Revolving Facility

    On January 15, 2010, we completed an amendment and restatement of the credit agreement governing our ABL Line of Credit, which (among other things) extended the maturity date for consenting lenders constituting $600 million of commitments to February 5, 2014.  As part of the amendment and restatement, we eliminated the outstanding $65 million A-1 tranche commitments, although we maintained the ability to restore up to $65 million of the A-1 tranche with the consent of lenders holding the majority of outstanding commitments. We offered the banks in the terminated A-1 tranche the option to convert to the A tranche or opt out of the agreement altogether.  This reduced our total line of credit to $721 million through May 31, 2011, after which the line of credit will be reduced to $600 million through the new maturity date.  The $600 million ABL Line of Credit has a springing maturity requirement whereby the ABL Line of Credit will mature 45 days prior to May 28, 2013, the maturity date of the Term Loan, if the Term Loan is not extended or refinanced prior to such date unless the pro forma credit availability condition has been satisfied after implementation of a Term Loan maturity reserve or the outstanding principal amount under the Term Loan maturing prior to February 5, 2014 is not more than $75 million.  We believe the $600 million line of credit will provide adequate liquidity to support our operating activities.  A further description of the amended and restated credit agreement governing the ABL Line of Credit and related transactions, including a description of covenants, fees and interest rates, is contained in Item 1.01 of our Current Report on Form 8-K, filed with the SEC on January 19, 2010.

The facility will carry an interest rate of LIBOR plus a spread which is determined by our annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on our usage of the line of credit, will be charged on the unused portion of the facility and will be included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations.

During the Transition Period, we made repayments of principal, net of borrowings, in the amount of $29.1 million.  As of January 30, 2010, we had $121.2 million outstanding under the ABL Line of Credit and unused availability of $158.6 million.

$900 Million Term Loan

    On February 25, 2010, we entered into a second amendment to the credit agreement governing the Term Loan.  Among other things, the amendment provides that consolidated EBITDA (as defined in credit agreement governing the Term Loan) will be increased or decreased for any period to the extent necessary to eliminate the effects during such period of any increase or decrease in legal, auditing, consulting, and accounting related expenses for such period relating directly to our change in fiscal year compared to the amount of such expenses that would have been incurred in such period had the fiscal year change not occurred.  The amendment also provides that for purposes of any calculation of consolidated interest coverage ratio and consolidated leverage ratio, as of the last day of any fiscal quarter ending on or after January 30, 2010 and prior to the completion of the fiscal year ending the Saturday closest to January 31, 2011, consolidated EBITDA and consolidated interest expense will be determined for the most recent period of twelve consecutive fiscal months.  Pursuant to the terms of the amendment, we paid a fee to each lender consenting to the amendment in the amount of 0.05% (or $0.4 million) of the principal amount of such lender’s outstanding loan under the credit agreement governing the Term Loan.  A further description of the second amendment to the credit agreement governing the Term Loan is contained in Item 1.01 of our Current Report on Form 8-K, filed with the SEC on February 26, 2010.

As of January 30, 2010, we had $864.8 million outstanding under the Term Loan.  Based on our available free cash flow as of January 30, 2010, we are required to make a repayment of principal in the amount of $11.5 million during Fiscal 2010.  This repayment, which will be made during the first quarter for Fiscal 2010, will offset the mandatory quarterly payments of $2.3 million through the second quarter of the fiscal year ending January 28, 2012 (Fiscal 2011) and $0.3 million of the mandatory quarterly payment for the third quarter of Fiscal 2011.

 Capital Expenditures

We spent $56.9 million, net of $7.6 million of landlord allowances, in capital expenditures during the Transition Period.  These capital expenditures include $35.1 million (net of the $7.6 million of landlord allowances) for store expenditures, $11.1 million for upgrades of distribution facilities, and $10.7 million for computer and other equipment.

For Fiscal 2010, we estimate that we will spend between $100 million and $110 million, net of the benefit of landlord allowances of approximately $38 million, for store openings, improvements to distribution facilities, information technology upgrades, and other capital expenditures.  Of the total planned expenditures, approximately $60 million, net of the benefit of $38 million of landlord allowances, is currently expected for expenditures related to new stores, relocations and other store requirements.  Capital of approximately $38 million is expected to support information technology and the remaining capital is currently expected to support continued distribution facility enhancements and other initiatives.  As part of our growth strategy, we plan to open between 15 and 23 new BCF stores (exclusive of two relocations) and remodel one additional BCF store during Fiscal 2010.

We are in the process of transitioning to a new warehouse management system in our distribution network as well as updating our material handling systems.  These updates were implemented in our Edgewater Park, New Jersey facility and have allowed us to consolidate our former Bristol, Pennsylvania facility into the Edgewater Park facility.  Additionally, we are in the process of consolidating our Burlington, New Jersey facility into the Edgewater Park facility.  As part of our process to close this distribution center, we accelerated our depreciation related to the assets of this facility.  The Edgewater Park facility has both the capacity and storage capability to handle the volume previously handled by the Bristol and Burlington facilities.  During Fiscal 2010, we anticipate that the transition to our new warehouse management system will be completed throughout our two primary distribution centers in Edgewater Park and San Bernardino, California, and we believe that the use of the new system will have a positive impact on efforts to optimize our supply chain management.

Dividends

Payment of dividends is prohibited under our credit agreements, except for limited circumstances.  Dividends equal to $0.2 million, $3.0 million, and $0.7 million were paid in the Transition Period, Fiscal 2009, and Fiscal 2008 respectively, to Holdings in order to repurchase capital stock of the Parent from executives who left our employment.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 30, 2010:

	Payments Due By Period (in thousands)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter

Long-Term Debt Obligations (1)	$1,392,038	$13,697	$444,392	$933,949	$-
Interest on Long-Term Debt	290,027	71,320	138,129	80,578	-
Capital Lease Obligations(2)	47,498	2,616	5,340	5,488	34,054
Operating Lease Obligations (3) Related Party Fees (4)	1,168,167	175,396	345,302	286,179	361,290
	24,830	4,000	8,000	8,000	4,830
Purchase Obligations (5) Topic No. 740 and Other Tax Liabilities (6)	402,710	400,887	1,682	103	38
	33,966	-	4,793	-	29,173
Letters of Credit (7)	79,646	79,646	-	-	-
Other (8)	5,472	2,229	243	-	3,000

Total	$3,444,354	$749,791	$947,881	$1,314,297	$432,385

Notes:
	(1)	Excludes interest on Long-Term Debt.
	(2)	Capital Lease Obligations include future interest payments.
	(3)	Represents minimum rent payments for operating leases under the current terms.
(4)
Represent fees to be paid to Bain Capital under the terms of our advisory agreement with them (refer to Note 22 to our Consolidated Financial Statements entitled “Related Party Transactions” for further detail).

	(5)	Represents commitments to purchase goods or services that have not been received as of January 30, 2010.
(6)
The Topic No. 740 liabilities represent uncertain tax positions related to temporary differences. The years for which the temporary differences related to the uncertain tax positions will reverse have been estimated in scheduling the obligations within the table. Additionally, $10.8 million of interest and penalties included in our total Topic No. 740 liability is not included in the table above.

(7)
Represents irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements and utility agreements as of January 30, 2010 (refer to Note 21 to our Consolidated Financial Statements entitled “Commitments and Contingencies” for further discussion).

(8)
Represents severance agreements with former members of management, and our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths.

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by us.  In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $5.7 million through the end of our fiscal year ending February 1, 2014, and which are not reflected in the table above. The scheduled future aggregate minimum rentals for these leases over the four consecutive fiscal years following the Transition Period are $1.6 million, $1.6 million, $1.7 million, and $0.8 million, respectively.  We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of January 30, 2010.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates.  The preparation of our financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill impairment, insurance reserves, sales returns, allowances for doubtful accounts and income taxes.  Historical experience and various other factors that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. We adopted the provisions of the authoritative accounting guidance for the interim reporting period ended November 28, 2009, the adoption of which did not have a material effect on our Consolidated Financial Statements.

While there are a number of accounting policies, methods and estimates affecting our Consolidated Financial Statements as addressed in Note 1 to our Consolidated Financial Statements entitled “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

Revenue Recognition.  We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. We present sales, net of sales taxes, in our Consolidated Statements of Operations and Comprehensive Income (Loss).  We account for layaway sales and leased department revenue in compliance with ASC Topic No. 605, Revenue Recognition in Financial Statements.  Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other Current Liabilities” in our Consolidated Balance Sheets.  Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.  Prior to December 29, 2007, except where prohibited by law, after 13 months of non-use, a monthly dormancy service fee was deducted from the remaining balance of the store value card and recorded in the line item “Other Revenue” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

On December 29, 2007, in connection with establishing a gift card subsidiary, we discontinued assessing a dormancy service fee on inactive store value cards.   Instead, we now estimate and recognize store value card breakage income in proportion to actual store value card redemptions and record such income in the line item “Other Income, Net” in our Consolidated Statements of Operations and Comprehensive Income (Loss). We determine an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality.  Additionally, the use of the retail inventory method results in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shrinkage which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that our retail inventory method and application of the average cost method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Typically, estimates are used to charge inventory shrinkage for the first three quarters of a fiscal year.  Actual physical inventories are typically conducted during the fourth quarter of each fiscal year to calculate actual shrinkage.  For the Transition Period, we conducted our physical inventories during the two month period ended January 30, 2010.

We also estimate the required markdown and aged inventory reserves. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory requiring fourth quarter adjustments in a typical fiscal year.

Long-Lived Assets. We test for recoverability of long-lived assets in accordance with Topic 360 whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  To the extent these future projections change, our conclusions regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  In the Transition Period, and in Fiscal 2009 and Fiscal 2008, we recorded $12.0 million, $10.0 million and $6.5 million, respectively, in impairment charges related to long-lived assets (exclusive of finite-lived intangible assets).

Intangible Assets. As discussed above, the Merger Transaction was completed on April 13, 2006 and was financed by a combination of borrowings under our senior secured credit facilities, the issuance of senior notes and senior discount notes and the equity investment of affiliates of Bain Capital and management.  The purchase price, including transaction costs, was approximately $2.1 billion.  Purchase accounting required that all assets and liabilities be recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill.  Identifiable intangible assets include tradenames, and net favorable lease positions. Goodwill represents the excess of cost over the fair value of net assets acquired.  The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, estimates of cost avoidance, the specific characteristics of the identified intangible assets and our historical experience.

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

Our finite-lived intangible assets are reviewed for impairment whenever circumstances change, in conjunction with the impairment testing of our long-lived assets as described above.   If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some, or all, of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results.   Impairment charges of $34.6 million, $26.1 million and $18.8 million were recorded related to our finite-lived intangible assets during the Transition Period, Fiscal 2009 and Fiscal 2008, respectively, and are included in the line item “Impairment Charges – Long-Lived Assets” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  During the Transition Period, we did not record any impairment charges related to our indefinite-lived intangible assets.  During Fiscal 2009 we recorded $294.6 million of impairment charges related to our indefinite-lived intangible assets in the line item “Impairment Charges – Tradenames” in our Consolidated Statement of Operations and Comprehensive Income (Loss).  During Fiscal 2008 there were no impairment charges related to our indefinite-lived intangible assets.

Goodwill  Impairment.  Goodwill represents the excess of cost over the fair value of net assets acquired.  Topic No. 350 requires periodic tests of the impairment of goodwill.  Topic No. 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market.  Our impairment analysis includes a number of assumptions around our future performance, which may differ from actual results.  When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets.  Our annual goodwill impairment review is typically performed during the beginning of May of the fiscal year.    For Fiscal 2009, in response to several factors (as more fully described in Note 9 to the Company’s Consolidated Financial Statements entitled “Goodwill”), including, but not limited to recent declines in the U.S. and international financial markets, decreased comparative store sales results of the peak holiday and winter selling seasons and our expectation that the current comparative store sales trends would continue for an extended period, we determined that it was appropriate to perform our annual goodwill impairment testing in the third and fourth quarters of Fiscal 2009.  There were no impairment charges recorded on the carrying value of our goodwill for the Transition Period, Fiscal 2009 or Fiscal 2008.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance.  Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits.  The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs.  An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims.  Insurance reserves amounted to $45.7 million and $42.3 million at January 30, 2010 and May 30, 2009, respectively.

Reserves for Sales Returns. We record reserves for future sales returns.  The reserves are based on current sales volume and historical returns experience.  If actual returns differ from historical levels, revisions in our estimates may be required. Sales reserves amounted to $2.3 million and $6.2 million at January 30, 2010 and May 30, 2009, respectively.

Income Taxes.  We account for income taxes in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).  Our provision for income taxes and effective tax rates are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions.

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

On June 3, 2007, we adopted FASB Interpretation No. 48 (as amended) – “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” as codified in Topic No. 740. Adjustments related to the adoption of Topic No. 740 are reflected as an adjustment to retained earnings in Fiscal 2008.  Topic No. 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Topic No. 740 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, Topic No. 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Recent Accounting Pronouncements

Refer to Note 3 to our Consolidated Financial Statements entitled “Recent Accounting Pronouncements” for a discussion of recent accounting pronouncements and their impact on our Consolidated Financial Statements.

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from fiscal quarter to fiscal quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed in Item 1A, Risk Factors and elsewhere in the Transition Report.

Seasonality

Our business is seasonal, with our highest sales occurring in the months of September through January of each year. For the past 60 months, an average of 50.2% of our net sales occurred during the period from September through January. Weather, however, continues to be an important contributing factor to our sales. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Inflation

We do not believe that our operating results have been materially affected by inflation during the 35 week period ended January 30, 2010.  During the recent past, the cost of apparel merchandise has decreased due to deflationary pressures as a result of the overall challenging retail conditions.

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

As more fully described in Note 11 to our Consolidated Financial Statements entitled, “Derivatives and Hedging Activities,” we enter into interest rate cap agreements to manage interest rate risks associated with our long-term debt obligations. Gains and losses associated with these contracts are accounted for as interest expense and are recorded under the caption “Interest Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss).  We continue to have exposure to interest rate risks to the extent they are not hedged.

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

At January 30, 2010, we had $427.4 million principal amount of fixed-rate debt and $986.0 million of floating-rate debt. Based on $986.0 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $9.8 million per year, resulting in $9.8 million less in our pre-tax earnings.  As of May 30, 2009, we estimated that an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $10.2 million per year.  This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods.  These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one point increase in interest rate were to occur over the next four fiscal quarters (excluding the effect of our interest rate cap agreements discussed below), such an increase would result in the following additional interest expenses (assuming our current ABL Line of Credit borrowing level remains constant with fiscal year end levels):

Floating-Rate Debt	(in thousands)
	Principal Outstanding at January 30, 2010	Additional Interest Expense Q1 2010	Additional Interest Expense Q2 2010	Additional Interest Expense Q3 2010	Additional Interest Expense Q4 2010

ABL Line of Credit	$121,200	$303	$303	$303	$303

Term Loan	864,752	2,160	2,131	2,131	2,131

Total	$985,952	$2,463	$2,434	$2,434	$2,434

 We have two interest rate cap agreements for a maximum principal amount of $900 million which limit our interest rate exposure to 7% for our first $900 million of borrowings under our variable rate debt obligations and if interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $37.3 million on borrowing levels of up to $900 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million.  At January 30, 2010, our borrowing rate related to our ABL Line of Credit was 5.3%.  At January 30, 2010, the borrowing rate related to our Term Loan was 2.5%.

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

We and our subsidiaries, affiliates, and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.  During Fiscal 2009, an affiliate of Bain Capital, LLC, our indirect controlling stockholder, purchased a portion of Holdings' 14 1/2% Senior Discount Notes due 2014 (the Purchased Notes).  The Purchased Notes were sold in October of 2009.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	49
Consolidated Balance Sheets as of January 30, 2010, May 30, 2009 and May 31, 2008	50
Consolidated Statements of Operations and Comprehensive Income (Loss) for the 35 weeks ended January 30, 2010, and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007	51
Consolidated Statements of Cash Flows for 35 weeks ended January 30, 2010 and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007	52
Consolidated Statements of Stockholder’s Equity for the 35 weeks ended January 30, 2010 and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007	54
Notes to Consolidated Financial Statements for the 35 weeks ended January 30, 2010 and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Burlington Coat Factory Investments Holdings, Inc.
Burlington, New Jersey

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries (the “Company") as of January 30, 2010, May 30, 2009, and May 31, 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows for the 35 weeks ended January 30, 2010 and each of the three years in the period ended May 30, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries as of January 30, 2010, May 30, 2009, and May 31, 2008, and the results of their operations and their cash flows for the 35 weeks ended January 30, 2010 and each of the three years in the period ended May 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective June 3, 2007, the Company adopted new guidance on the accounting for uncertainty in income taxes.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 30, 2010

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share amounts)

	January 30, 2010	May 30, 2009	May 31, 2008

ASSETS
Current Assets:
Cash and Cash Equivalents	$24,750	$25,810	$40,101
Restricted Cash and Cash Equivalents	2,605	2,622	2,692
Investment in Money Market Fund	-	995	-
Accounts Receivable (Net of Allowances for Doubtful Accounts of $513 in 2010, $629 in 2009 and $634 in 2008)	31,278	25,468	27,137
Merchandise Inventories	613,295	641,833	719,529
Deferred Tax Assets	29,644	52,958	51,376
Prepaid and Other Current Assets	29,443	30,047	24,978
Prepaid Income Taxes	4,841	6,249	3,864
Assets Held for Disposal	521	2,717	2,816

Total Current Assets	736,377	788,699	872,493

Property and Equipment—Net of Accumulated Depreciation	856,149	895,827	919,535
Tradenames	238,000	238,000	526,300
Favorable Leases—Net of Accumulated Amortization	421,091	477,572	534,070
Goodwill	47,064	47,064	42,775
Other Assets	95,313	86,206	69,319

Total Assets	$2,393,994	$2,533,368	$2,964,492

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$139,802	$229,757	$337,040
Income Taxes Payable	14,223	18,100	5,804
Other Current Liabilities	215,814	215,127	238,866
Current Maturities of Long Term Debt	14,201	10,795	3,653

Total Current Liabilities	384,040	473,779	585,363

Long Term Debt	1,399,152	1,438,751	1,480,231
Other Liabilities	173,067	159,409	110,776
Deferred Tax Liabilities	283,235	326,364	464,598

Commitments and Contingencies (Note 13, 15, 21, and 22)
Stockholder’s Equity:
Common Stock, Par Value $0.01; Authorized 1,000 Shares; 1,000 Issued and Outstanding at January 30, 2010, May 30, 2009 and May 31, 2008	-	-	-
Capital in Excess of Par Value	464,489	463,495	457,371
Accumulated Deficit	(309,989)	(328,430)	(133,847)
Total Stockholder’s Equity	154,500	135,065	323,524
Total Liabilities and Stockholder’s Equity	$2,393,994	$2,533,368	$2,964,492

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	35 Weeks Ended January 30, 2010	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007
REVENUES:
Net Sales	$2,457,567	$3,541,981	$3,393,417	$3,403,407
Other Revenue	21,730	29,386	30,556	38,238

Total Revenue	2,479,297	3,571,367	3,423,973	3,441,645

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	1,492,349	2,199,766	2,095,364	2,125,160
Selling and Administrative Expenses	759,774	1,115,248	1,090,829	1,062,468
Restructuring and Separation Costs (Note 17)	2,429	6,952	-	-
Depreciation and Amortization	103,605	159,607	166,666	163,837
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	59,476	102,716	132,993	144,563
Impairment Charges – Long-Lived Assets	46,776	37,498	25,256	24,421
Impairment Charges – Tradenames	-	294,550	-	-
Other Income, Net	(15,335)	(5,998)	(12,861)	(6,180)

Total Costs and Expenses	2,449,074	3,910,339	3,498,247	3,514,269
Income/ (Loss) Before Income Tax Expense/(Benefit)	30,223	(338,972)	(74,274)	(72,624)
Income Tax Expense/(Benefit)	11,570	(147,389)	(25,304)	(25,425)

Net Income/(Loss)	18,653	(191,583)	(48,970)	(47,199)

Total Comprehensive Income/(Loss)	$18,653	$(191,583)	$(48,970)	$(47,199)

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	35 Weeks Ended January 30, 2010	Year Ended May 30, 2009	Year Ended May 31, 2008	Year Ended June 2, 2007
OPERATING ACTIVITIES
Net Income (Loss)	$18,653	$(191,583)	$(48,970)	$(47,199)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	103,605	159,607	166,666	163,837
Amortization of Debt Issuance Costs	8,238	10,335	10,309	10,250
Impairment Charges – Long-Lived Assets	46,776	37,498	25,256	24,421
Impairment Charges – Tradenames	-	294,550	-	-
Accretion of Senior Notes and Senior Discount Notes	449	608	11,872	11,948
Interest Rate Cap Contracts-Adjustment to Market	(455)	(4,173)	(70)	1,971
Provision for Losses on Accounts Receivable	1,993	2,832	2,977	2,826
Provision for Deferred Income Taxes	(19,815)	(144,106)	(61,961)	(61,834)
Loss on Disposition of Fixed Assets and Leasehold Improvements	5,386	297	1,096	3,637
(Gain)/Loss on Investments in Money Market Fund	(3,849)	4,661	-	-
Non-Cash Stock Option Expense	994	6,124	2,436	7,957
Non-Cash Rent Expense	(3,327)	(296)	981	9,397

Changes in Assets and Liabilities:
Investments	-	-	-	591
Accounts Receivable	(3,638)	(175)	(3,187)	(4,258)
Merchandise Inventories	28,538	77,696	(8,958)	(2,386)
Prepaid and Other Current Assets	2,013	(7,538)	4,682	910
Accounts Payable	(89,955)	(107,283)	(58,335)	(62,480)
Other Current Liabilities and Income Tax Payable	(8,737)	8,345	21,289	3,683
Deferred Rent Incentives	7,649	38,730	32,885	31,957
Other Long-Term Assets and Long-Term Liabilities	9,009	(13,833)	(991)	788

Net Cash Provided by Operations	103,527	172,296	97,977	96,016

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(60,035)	(129,957)	(95,615)	(69,188)
Change in Restricted Cash and Cash Equivalents	17	70	61	11,063
Proceeds From Sale of Property and Equipment and Assets Held for Sale	1,062	369	2,429	4,669
Proceeds From Sale of Partnership Interest	-	-	-	850
Lease Acquisition Costs	-	(3,978)	(7,136)	-
Issuance of Notes Receivable	-	-	(72)	(67)
Redesignation of Cash Equivalents to Investment in Money Market Fund	-	(56,294)	-	-
Redemption of Investment in Money Market Fund	4,844	50,637	-	-
Purchase of Tradenames Rights	-	(6,250)	-	-
Other	38	123	20	82

Net Cash Used in Investing Activities	(54,074)	(145,280)	(100,313)	(52,591)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	444,315	857,051	685,655	649,655
Principal Payments on Long Term Debt	(1,537)	(1,597)	(1,448)	(1,384)
Principal Payments on Long Term Debt—Term Loan	(5,998)	(2,057)	(11,443)	(13,500)
Principal Payments on Long Term Debt—ABL Line of Credit	(473,422)	(888,344)	(663,056)	(702,894)
Equity Investment	-	-	-	300
Purchase of Interest Rate Cap Contract	-	(3,360)	(424)	-
Payment of Dividends	(212)	(3,000)	(725)	(100)
Debt Issuance Costs	(13,659)	-	-

Net Cash (Used in) Provided by Financing Activities	(50,513)	(41,307)	8,559	(67,923)

(Decrease) Increase in Cash and Cash Equivalents	(1,060)	(14,291)	6,223	(24,498)
Cash and Cash Equivalents at Beginning of Period	25,810	40,101	33,878	58,376

Cash and Cash Equivalents at End of Period	$24,750	$25,810	$40,101	$33,878

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$47,963	$96,543	$109,808	$124,631

Income Tax (Refund) Payment, Net	$48,764	$(5,341)	$33,692	$38,389

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$10,667	$(1,849)	$(395)	$4,175
Sale of Assets Held for Disposal for Notes Receivable	(2,000)	-	-	-

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(All amounts in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Total

Balance at June 3, 2006	$-	$446,678	$(27,166)	$419,512

Net Loss	-	-	(47,199)	(47,199)
Stock Option Expense	-	2,855	-	2,855
Deferred Compensation – Amortization	-	5,102	-	5,102
Equity Investment	-	300	-	300
Dividend	-	-	(100)	(100)

Balance at June 2, 2007	-	454,935	(74,465)	380,470

Net Loss			(48,970)	(48,970)
Adoption of ASC Topic No. 740	-	-	(9,687)	(9,687)
Stock Option Expense	-	2,436	-	2,436
Dividend	-	-	(725)	(725)

Balance at May 31, 2008	-	457,371	(133,847)	323,524

Net Loss			(191,583)	(191,583)
Stock Option Expense	-	6,124		6,124
Dividend	-	-	(3,000)	(3,000)

Balance at May 30, 2009	-	463,495	(328,430)	135,065

Net Income	-	-	18,653	18,653
Stock Option Expense	-	994	-	994
Dividend	-	-	(212)	(212)

Balance at January 30, 2010	$-	$464,489	$(309,989)	$154,500

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business and Current Conditions

As of January 30, 2010, Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (the Company or Holdings) operate 442 stores in 44 states and Puerto Rico, selling apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department.  As of January 30, 2010, the Company operated stores under the names “Burlington Coat Factory” (424 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (15 stores), and “Super Baby Depot” (one store).  Cohoes Fashions offers products similar to that of Burlington Coat Factory.  MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot store offers baby clothing, accessories, furniture and other merchandise in the middle to higher price range.  During the 35 week period ended January 30, 2010 (the Transition Period), the Company opened nine new Burlington Coat Factory Warehouse stores.

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

Prior to the 35 week Transition Period (as defined below under the caption “Fiscal Years”), the Company experienced recurring annual net losses since its formation in April 2006.  These losses were primarily the result of impairment charges and increased interest expense associated with the Company’s leveraged debt structure as detailed in Note 13 to the Company’s Consolidated Financial Statements entitled “Long Term Debt.”  During the Transition Period, the Company recorded impairment charges of $46.8 million related to its long-lived assets (refer to Notes 8 and 10 to the Company's Consolidated Financial Statements entitled "Intangible Assets" and “Impairment of Long-Lived Assets”, respectively, for further discussion).

Significant declines in the United States and international financial markets and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers which impacts the Company’s sales trends.  In response to these economic conditions, the Company implemented several initiatives to restructure its workforce and reduce its cost structure (refer to Note 17 to the Company's Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion).  The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and operating results.  The Company believes it is also prudently managing its capital spending and operating expenses.

Despite the current trends in the retail environment and their negative impact on the Company’s comparative store sales, the Company believes that cash generated from operations, along with its existing cash and availability under its ABL Line of Credit, will be sufficient to fund its expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that, should the economy continue to decline, the Company would be able to continue to offset decreases in its comparative store sales with continued savings initiatives.  At January 30, 2010, working capital was $349.7 million, cash and cash equivalents were $24.8 million and unused availability under the Company’s ABL Senior Secured Revolving Facility (ABL Line of Credit) was $158.6 million.

Fiscal Years

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  As a result, these Consolidated Financial Statements are included in the Company’s Transition Report on Form 10-K/T for the 35 week transition period beginning on May 31, 2009 (the day following the end of our 2009 fiscal year) and ended on January 30, 2010 (Transition Period). Our last three complete fiscal years prior to the Transition Period ended on May 30, 2009 (Fiscal 2009), May 31, 2008 (Fiscal 2008), and June 2, 2007 (Fiscal 2007), and each of those years contained 52 weeks.  All references to quarters, unless otherwise noted, refer to the historical quarters of the Company’s fiscal years prior to the fiscal year end change.  See Note 2 to the Company’s Consolidated Financial Statements entitled “Fiscal Year End Change” for the comparative Consolidated Statements of Operations and Comprehensive Income (Loss) for the 35 week periods ended January 30, 2010 and January 31, 2009.

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company.  The Company has no operations and its only asset is all of the stock in BCFWC. All discussions of operations in this report relate to BCFWC, which are reflected in the Consolidated Financial Statements of the Company.

In June 2009, the Financial Accounting Standards Board (FASB) issued authoritative accounting guidance which established the FASB Accounting Standards Codification (Codification or ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities and stated that all guidance contained in the Codification (the Topics) carries an equal level of authority. The authoritative accounting guidance recognized that rules and interpretive releases of the Securities and Exchange Commission (SEC) under federal securities laws are also sources of authoritative Generally Accepted Accounting Principles (GAAP) for SEC registrants. The Company adopted the provisions of the authoritative accounting guidance for the interim reporting period ended November 28, 2009, the adoption of which had no effect on the Company’s Consolidated Financial Statements for such period.

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

Use of Estimates

The Company's Consolidated Financial Statements have been prepared in conformity with GAAP.  Certain amounts included in the Consolidated Financial Statements are estimated based on historical experience, currently available information and management's judgment as to the outcome of future conditions and circumstances.  While every effort is made to ensure the integrity of such estimates, actual results could differ from these estimates, and such differences could have a material impact on the Company’s Consolidated Financial Statements.

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

Inventories

Merchandise inventories as of January 30, 2010, May 30, 2009, and May 31, 2008 are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, distribution center outbound freight, and freight on internally transferred merchandise in the line item “Cost of Sales” in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  Costs associated with the Company's distribution, buying, and store receiving functions are included in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  Distribution and purchasing costs included in “Selling and Administrative Expenses” amounted to $40.1 million, $63.3 million, $63.7 million and $61.7 million for the 35 weeks ended January 30, 2010, Fiscal 2009, Fiscal 2008 and Fiscal 2007, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $12.3 million, $9.3 million, $9.5 million, and $10.4 million, respectively.

Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets are comprised of land related to store operations and purchased lease rights.

Based on prevailing market conditions, the Company may determine that it is no longer advantageous to continue marketing certain assets and reclassify those assets out of the line item “Assets Held for Disposal” and into the respective asset category.  Upon this reclassification, the Company would assess the assets for impairment and reclassify them based on the lesser of their carrying value or fair value less cost to sell (refer to Note 6 to the Company’s Consolidated Financial Statements entitled “Assets Held for Disposal” for further details).

Property and Equipment

Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment.  Leasehold improvements are depreciated over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less.  Repairs and maintenance expenditures are expensed as incurred.  Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized.  Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term.  Amortization of assets recorded as capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying value of all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360).  An impairment charge is recorded when an asset’s carrying value exceeds its fair value.  The Company recorded $12.0 million, $10.0 million, $6.5 million and $8.8 million of impairment charges related to property and equipment during the 35 weeks ended January 30, 2010 and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.  These amounts are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other” (Topic No. 350).  Topic No. 350 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $7.2 million, $18.6 million, and $13.1 million relating to these costs during the 35 weeks ended January 30, 2010 and the fiscal years ended May 30, 2009, and May 31, 2008, respectively.

Purchased and internally developed software is amortized on a straight line basis over the product’s estimated economic life, which is generally three to five years.  The net carrying value of software is included in the line item “Property and Equipment – Net of Accumulated Depreciation” on the Company’s Consolidated Balance Sheets and software amortization is included in the line item “Depreciation and Amortization” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Intangible Assets

The Company accounts for intangible assets in accordance with Topic No. 350.  The Company’s intangible assets primarily represent tradenames and favorable lease positions. The tradename asset, Burlington Coat Factory, is expected to generate cash flows indefinitely and does not have an estimable or finite useful life and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount.  The Company determines fair value through multiple valuation techniques.  See Note 8 to the Consolidated Financial Statements entitled “Intangible Assets” for further discussion of impairment charges recorded as part of the Company’s review.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 10 to the Company’s Consolidated Financial Statements entitled  “Impairment of Long-Lived Assets.”  An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.  For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is measured by discounting expected future cash flows using the Company’s risk adjusted rate of interest.  The Company recorded impairment charges related to identifiable intangible assets of $34.6 million, $26.1 million, $18.8 million and $15.6 million during the 35 weeks ended January 30, 2010 and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.  These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 replaces the amortization of goodwill and indefinite-lived intangible assets with periodic tests for the impairment of these assets.  Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit.  The Company determines fair value through multiple valuation techniques.  If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge.  The Company estimates the fair value of its reporting unit using widely accepted valuation techniques.  These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows.  See Note 9 to the Company’s Consolidated Financial Statements entitled “Goodwill” for further discussion of the fair value of reporting unit goodwill.

Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with Topic No. 360.  This Topic requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows by the Company’s risk adjusted rate of interest.   See Note 10 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Assets

Other assets consist primarily of deferred financing fees, landlord owned store assets that the Company has paid for as part of its lease, purchased lease rights, notes receivable and the net accumulation of excess rent income, accounted for on a straight-line basis, over actual rental income receipts.  Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization for debt that was issued at a discount and the straight line method of amortization for all other debt related fees.  Amortization of deferred financing fees is recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Landlord owned assets represent leasehold improvements at certain stores where the landlord has retained title to such assets.  These assets are amortized over the straight line rent period and the amortization is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Purchased lease rights are amortized over the straight line rent period and the amortization is recorded in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360.  During the 35 weeks ended January 30, 2010 and Fiscal 2009, the Company recorded an impairment charge of $0.1 million and $1.4 million, respectively, related to landlord owned assets and purchased lease rights.  There were no such impairment charges in Fiscal 2008 or Fiscal 2007.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Customer liabilities totaled $33.2 million, $39.1 million and $40.0 million as of January 30, 2010, May 30, 2009 and May 31, 2008, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.  Self insurance reserves were $45.7 million, $42.3 million and $36.7 million as of January 30, 2010, May 30, 2009 and May 31, 2008, respectively.  At January 30, 2010, the portion of the self insurance reserve expected to be paid in the next twelve months of $24.2 million was recorded in the line item "Other Current Liabilities" in the Company's Consolidated Balance Sheets.   The remaining balance of $21.5 million was recorded in the line item "Other Liailities" in the Company's Consolidated Balance Sheets.  Prior to January 30, 2010, all of the Company's self insurance reserves were recorded in the line item "Other Current Liabilities" in the Company's Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the net accumulation of excess straight-line rent expense over actual rental payments and tax liabilities associated with the uncertainty in income taxes recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

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

Common Stock

The Company has 1,000 shares of common stock issued and outstanding, all of which are owned by the Parent.  Parent has 51,674,204 shares of Class A common stock, par value $0.001 per share and 5,769,356 shares of Class L common stock, par value $0.001 per share, authorized.  As of January 30, 2010, 45,669,546 shares of Class A common stock and 5,074,394 shares of Class L common stock were outstanding. As of May 30, 2009, 45,851,301 shares of Class A common stock and 5,094,589 shares of Class L common stock were outstanding.   As of May 31, 2008, 45,123,093 shares of Class A common stock and 5,013,677 shares of Class L common stock were outstanding.

Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns.  The Company presents sales, net of sales taxes, in its Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 605 “Revenue Recognition” (Topic No. 605).  Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets.  Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.  Prior to December 29, 2007, except where prohibited by law, after 13 months of non-use, a monthly dormancy service fee was deducted from the remaining balance of store value cards and recorded in the line item “Other Revenue” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

	(in thousands)
	35 Weeks Ended	Years Ended
	January 30, 2010	May 30, 2009	May 31, 2008	June 2, 2007

Service Fees	$8,183	$9,517	$10,529	$16,110
Rental Income from Leased Departments	5,997	8,699	7,886	9,889
Subleased Rental Income and Other Miscellaneous Items	7,550	11,170	12,141	12,239
Total	$21,730	$29,386	$30,556	$38,238

The decrease in Service Fees from Fiscal 2007 through Fiscal 2009 was primarily related to the Company’s decision to cease charging dormancy service fees on outstanding balances of store value cards and to recognize breakage income in the line item “Other Income” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) (refer to Note 12 to the Company’s Consolidated Financial Statements entitled “Store Value Cards” for further details).   In Fiscal 2008 and Fiscal 2007, dormancy service fees contributed $2.2 million and $7.4 million to the line item “Other Revenue.”

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

Vendor Rebates and Allowances

Rebates and allowances received from vendors are accounted for in compliance with Topic No. 605, which specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down.

Rebates and allowances that are reimbursements of specific expenses that meet the criteria of Topic No. 605 are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is recorded as a reduction of cost of sales.  Reimbursements of expenses, exclusive of advertising rebates, amounted to $1.3 million, $2.6 million, $2.0 million and $0.9 million for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, respectively.

Advertising Costs

The Company's net advertising costs consist primarily of newspaper and television costs. The production costs of net advertising are expensed as incurred.  Net advertising expenses are included in the line item “Selling and Administrative Expenses” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  For the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, advertising expense was $49.4 million, $75.2 million, $70.8 million and $72.3 million, respectively.

The Company nets certain cooperative advertising reimbursements received from vendors that meet the criteria of Topic No. 605 against specific, incremental, identifiable costs incurred in connection with selling the vendors' products.  Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.  Vendor rebates netted against advertising expenses were $0.2 million, $1.7 million, $0.4 million and $0.6 million for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, respectively.

Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.  During the 35 weeks ended January 30, 2010, the Company did not enter into any new barter agreements.  For the fiscal years ended May 30, 2009 and May 31, 2008, the Company exchanged $10.7 million and $5.2 million, respectively, of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $10.7 million and $5.2 million in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) during Fiscal 2009 and Fiscal 2008, respectively.  The advertising credits received are to be used over the five consecutive fiscal years following the 35 weeks ended January 30, 2010.

Based on the expected usage of barter credits, the Company recorded prepaid advertising of $2.7 million in the line item “Prepaid and Other Current Assets” and $7.5 million in the line item “Other Assets” in the Company’s Consolidated Balance Sheet as of January 30, 2010.  During the 35 weeks ended January 30, 2010, the Company utilized $1.8 million of the barter advertising credits.

Based on the expected usage of barter credits, the Company recorded prepaid advertising of $2.7 million in the line item “Prepaid and Other Current Assets” and $9.3 million in the line item “Other Assets” in the Company’s Consolidated Balance Sheet as of May 30, 2009.  The Company utilized $2.3 million of the barter advertising credits during Fiscal 2009.

During Fiscal 2008, based on the expected usage of barter credits, the Company recorded prepaid advertising of $1.7 million in the line item “Prepaid and Other Current Assets” and $1.9 million in the line item “Other Assets” in the Company’s Consolidated Balance Sheet.  The Company utilized $1.6 million of the barter advertising credits during Fiscal 2008.

Income Taxes

The Company accounts for income taxes in accordance with Topic No. 740.  Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation allowance against the Company’s deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates. Management periodically assesses the need for a valuation allowance based on the Company’s current and anticipated results of operations.  The need for and the amount of a valuation allowance can change in the near term if operating results and projections change significantly.

On June 3, 2007, the Company adopted Topic No. 740 (formerly FIN 48). Adjustments related to the adoption of Topic No. 740 are reflected as an adjustment to retained earnings in Fiscal 2008.  Topic No. 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return.  Topic No. 740 requires the recognition in the Company’s Consolidated Financial Statements of the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the Company’s Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, Topic No. 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company records interest and penalties related to unrecognized tax benefits as part of income taxes.

Other Income, Net

Other income, net, consists of investment income gains and losses, breakage income, net losses from disposition of fixed assets, and other miscellaneous income items.

As noted above under the caption “Revenue Recognition” and the caption “Other Revenue,” the Company ceased recognizing dormancy fees in Fiscal 2008 and began recognizing breakage income related to store value cards.  For the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, and May 31, 2008, the Company recognized $4.9 million, $3.1 million, and $5.3 million, respectively, of breakage income in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) on its Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC Topic No. 220 “Comprehensive Income.”   For the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, comprehensive income (loss) consisted of net income (loss).

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations.  The Company accounts for these types of leases under the provisions of ASC Topic No. 840, “Leases” (Topic No. 840) and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  Assets held under capital leases are included in the line item “Property and Equipment – Net of Accumulated Depreciation” in the Company’s Consolidated Balance Sheets.  For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the construction or build-out phase of the leased property.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date.  There are 730,478 units reserved under the 2006 Management Incentive Plan (as amended).  Each unit consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock.  As of January 30, 2010, 478,500 options to purchase units and 95,052 units of restricted stock, were outstanding and are being accounted for under Topic No. 718.  For the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, the Company recognized non cash stock compensation expense of $1.0 million, $6.1 million, $2.4 million and $8.0 million, respectively (refer to Note 14 to the Company’s Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock Based Compensation” for further details).

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

Change in Presentation

The Company made a reclassification to the prior periods’ Consolidated Statements of Operations and Consolidated Statements of Cash Flow for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007.  The Company had $10.3 million in amortization of deferred financing fees, related to its debt instruments, for each of the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007.  These amounts, which the Company has previously disclosed as deferred debt amortization, and classified in the line item “Depreciation and Amortization” in the Consolidated Statements of Operations and Comprehensive Income (Loss), have been reclassified to the line item “Interest Expense” in the Consolidated Statements of Operations and Comprehensive Income (Loss).  The Company believes that this presentation results in a classification of this amortization that is more comparable to industry peers.  In the operating activities section of the Consolidated Statements of Cash Flow, the amortization of deferred financing fees was previously classified in the line item “Depreciation and Amortization.”  The amortization of deferred financing fees portion of the line item has been reclassified out of “Depreciation and Amortization” to a new line item within the operating activities section, “Amortization of Debt Issuance Costs.”  The Company reclassified $10.3 million, for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007, from “Depreciation and Amortization” to “Amortization of  Debt Issuance Costs” in the Consolidated Statements of Cash Flows.

2.           Fiscal Year End Change

On February 25, 2010, the Company’s Board of Directors resolved that the fiscal year that began on May 31, 2009, would end on the Saturday nearest January 31, 2010, and from and after that date, fiscal years would be the 52 or 53 week periods ending on the Saturday closest to January 31 of each successive year.  As a result, the 35 week transition period from May 31, 2009 to January 30, 2010 and the comparative 35 week period from June 1, 2008 to January 31, 2009 are presented in this Form 10-K/T.

       For comparative purposes, Consolidated Statements of Operations and Comprehensive Income (Loss) for the 35 weeks ended January 30, 2010 and January 31, 2009 are presented as follows:

	(in thousands)
	35 Weeks Ended
	January 30, 2010	January 31, 2009 (Unaudited)
REVENUES:
Net Sales	$2,457,567	$2,476,635
Other Revenue	21,730	20,277
Total Revenue	2,479,297	2,496,912

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	1,492,349	1,510,409
Selling and Administrative Expenses	759,774	761,062
Restructuring and Separation Costs (Note 17)	2,429	1,929
Depreciation and Amortization	103,605	106,823
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	59,476	74,263
Impairment Charges – Long-Lived Assets	46,776	28,134
Impairment Charges – Tradenames	-	279,300
Other Income, Net	(15,335)	(4,698)
Total Costs and Expenses	2,449,074	2,757,222

Income (Loss) Before Income Tax Expense (Benefit)	30,223	(260,310)
Income Tax Expense (Benefit)	11,570	(104,667)

Net Income (Loss)	18,653	(155,643)

Total Comprehensive Income (Loss)	$18,653	$(155,643)

3.        Recent Accounting Pronouncements

    In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165), as codified under ASC No. 855 “Subsequent Events” (Topic No. 855). Topic No. 855 requires companies to recognize in the financial statements the effects of subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements. Companies are not permitted to recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date and before financial statements are issued. For certain subsequent events, a company must disclose the nature of the event, an estimate of its financial effect, or a statement that such an estimate cannot be made. Topic No. 855 applies prospectively for interim or annual financial periods ending after June 15, 2009. The Company adopted the provisions of Topic No. 855 as of May 31, 2009.  Its adoption did not have a material impact on the Consolidated Financial Statements.

    In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements” (ASU 2010-09).  The amendments remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements.  ASU 2010-09 was effective upon issuance.  Its adoption did not have a material impact on the Consolidated Financial Statements.

    In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic No. 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early application is permitted.  The adoption of ASU 2010-06 is not expected to have a material impact on the Consolidated Financial Statements.

    In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic No. 815): Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010.  Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after March 5, 2010. The adoption of ASU 2010-11 is not expected to have a material impact on the Consolidated Financial Statements.

4.         Restricted Cash and Cash Equivalents

    At January 30, 2010 and May 30, 2009, restricted cash and cash equivalents consisted of $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  At May 31, 2008, restricted cash and cash equivalents consisted of $0.4 million pledged as collateral for certain insurance contracts and $2.3 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

5.         Investment in Money Market Fund

    In September 2008, as part of the Company's overnight cash management strategy, the Company invested $56.3 million in The Reserve Primary Fund (Fund), a money market fund registered with the SEC under the Investment Company Act of 1940.   On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  Upon the SEC’s announcement, this investment was reclassified out of the line item “Cash and Cash Equivalents” and into the line item “Investment in Money Market Fund” on the Company’s Consolidated Balance Sheets.  Interest income was recognized when earned.

During Fiscal 2009, based on various announcements from the Fund, the Company recorded total other than temporary impairments of $4.7 million related to its investment in the line item “Other Income, Net.”  Also during Fiscal 2009, the Company received distributions from the Fund that totaled $50.6 million, leaving a remaining investment of $1.0 million as of May 30, 2009.

During the 35 weeks ended January 30, 2010, the Company received total distributions of $4.8 million, which exceeded the Company’s total investment of $1.0 million at May 30, 2009.  The $3.8 million of distributions received in excess of the Company’s investment at May 30, 2009 were recorded in the line item “Other Income, Net,” in the Company’s Consolidated Statement of Operations and Comprehensive Income (Loss).

6.           Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company either identified or was actively seeking out potential buyers for these assets as of the balance sheet dates.  Included in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheet as of January 30, 2010 is an owned parcel of land adjacent to one of the Company’s stores.

As of May 30, 2009, assets included in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheet were comprised of owned parcels of land adjacent to two of the Company’s stores, a purchased lease right related to one of the Company’s stores, and various distribution equipment that was being held for sale.

As of May 31, 2008, assets included in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheet were comprised of leasehold improvements and a favorable lease related to one of the Company’s stores.

Assets held for disposal are valued at the lower of their carrying value or fair value less cost to sell as follows:

	(in thousands)
	January 30, 2010	May 30, 2009	May 31, 2008
Property and Equipment	$521	$783	$63
Favorable Leases	-	-	2,753
Purchased Lease Right	-	1,934	-
	$521	$2,717	$2,816

During the 35 week period ended January 30, 2010, the Company sold assets with a total carrying value of $2.0 million that were held for sale as of May 30, 2009, including all the distribution equipment and the purchased lease right.  In exchange for the purchased lease right, the Company received a $2.0 million note receivable, of which the Company received its first installment payment of $0.4 million in January 2010.  Of the remaining $1.6 million, $0.4 million is included in the line item “Prepaid and Other Current Assets” on the Company’s Consolidated Balance Sheet and $1.2 million is included in the line item “Other Assets” on the Company’s Consolidated Balance Sheet.  The sale of both the distribution equipment and the purchased lease right resulted in no gain or loss in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

During the fiscal year ended May 30, 2009, certain assets related to one of the Company’s stores, which were previously held for sale at May 31, 2008, no longer qualified as held for sale due to the fact that, subsequent to May 31, 2008, there was no longer an active program to locate a buyer.  Due to the deteriorating real estate market, the Company determined that it was in its best interest to no longer market this location and instead to continue to hold and use this location in the ordinary course of business.  As a result, the Company reclassified assets related to this location with a net long-lived asset value of $2.8 million out of the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets and into the line items “Property and Equipment, Net of Accumulated Depreciation” and “Favorable Leases, Net of Accumulated Amortization.”  The reclassification resulted in a charge against the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) of $0.3 million during the fiscal year ended May 30, 2009, reflecting the adjustment for depreciation and amortization expense that would have been recognized had the asset group been continuously classified as held and used.  In addition, the Company assessed these assets for impairment and determined that no impairment charge was necessary at the time of reclassification.

7.           Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 30, 2010	May 30, 2009	May 31, 2008

Land	N/A	$162,089	$162,172	$163,135
Buildings	20 to 40 Years	348,780	346,557	344,781
Store Fixtures and Equipment	3 to 10 Years	326,165	335,891	269,875
Software	3 to 5 Years	95,681	88,473	69,824
Leasehold Improvements	Shorter of lease term or useful life	331,746	337,148	327,941
Construction in Progress	N/A	23,414	3,429	14,442
		1,287,875	1,273,670	1,189,998
Less: Accumulated Depreciation		(431,726)	(377,843)	(270,463	) )

Total Property and Equipment, Net of Accumulated Depreciation		$856,149	$895,827	$919,535

As of January 30, 2010, May 30, 2009 and May 31, 2008, assets, net of accumulated amortization of $6.1 million, $5.2 million and $3.3 million, respectively, held under capital leases amounted to approximately $30.1 million, $31.0 million, and $32.9 million, respectively, and are included in the line item “Buildings” in the foregoing table.  Amortization expense related to capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The total amount of depreciation expense for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007 is $80.4 million, $125.7 million, $133.1 million and $130.4 million, respectively.

During the 35 weeks ended January 30, 2010, and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, the Company recorded impairment charges related to Property and Equipment of $12.0 million, $10.0 million, $6.5 million and $8.8 million, respectively (refer to Note 10 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

Internally developed software is being amortized on a straight line basis over three years and is being recorded in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Depreciation and amortization of internally developed software amounted to $8.2 million, $20.7 million, $20.0 million and $17.8 million, respectively, for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007.

8.           Intangible Assets

The Company accounts for indefinite-lived intangible assets and finite-lived intangible assets in accordance with Topic No. 350 and Topic No. 360, respectively.  In accordance with Topic No. 350, indefinite-lived intangible assets not subject to amortization shall be tested for impairment on an annual basis, and between annual tests in certain circumstances.  The Company typically performs this assessment in the beginning of May of the fiscal year.  For the 35 weeks ended January 30, 2010, there were no triggering events that required that Company to accelerate its Topic No. 350 testing.    For Fiscal 2009, the Company concluded it was appropriate to test its indefinite-lived intangible assets for recoverability in the third fiscal quarter (refer to Note 9 to the Company’s Consolidated Financial Statements entitled “Goodwill” for further discussion regarding the Company’s decision to accelerate impairment testing under Topic No. 350 in Fiscal 2009).

In accordance with Topic No. 360, the Company tests long-lived assets and certain identifiable intangibles (favorable leases) to be held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s risk adjusted interest rate (refer to Note 10 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion regarding the Company’s impairment testing under Topic No. 360).

Intangible assets at January 30, 2010, May 30, 2009 and May 31, 2008 consist primarily of a tradenames and favorable lease positions as follows:

	(in thousands)
	January 30, 2010			May 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000	$238,000	$-	$238,000

Favorable Leases	$521,775	$(100,684)	$421,091	$567,034	$(89,462)	$477,572

				May 31, 2008
				Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames				$526,300	$-	$526,300

Favorable Leases				$599,087	$(65,017)	$534,070

Tradenames

The gross carrying amount of the Company’s tradenames as of January 30, 2010 reflects no change in the balance from May 30, 2009.

The change in the gross carrying amount of the Company’s tradenames at May 30, 2009 compared with May 31, 2008 reflects (i) an increase of $6.3 million pursuant to the purchase of additional tradename rights during the fourth quarter of Fiscal 2009, and (ii) an impairment charge of $294.6 million.  The impairment charge consists of $288.3 million related to the Company’s Fiscal 2009 impairment testing, as further described below, and an additional $6.3 million impairment charge taken related to the aforementioned acquired tradename rights.  Based on the Company’s tradename impairment assessment, the Company could not support an increase in the asset value of its tradenames.  As a result, the Company immediately impaired the acquired asset.

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

•	A rate used to discount the estimated royalty cash flow projections to their present value (or estimated fair value) based on the risk and nature of the Company’s cash flows.

Based upon the impairment analysis of the tradenames conducted during the third quarter of Fiscal 2009, and updated during the fourth quarter of Fiscal 2009, the Company determined that a portion of the tradenames was impaired and recorded an impairment charge of $294.6 million.  This impairment charge reflected lower revenues and profitability projections associated with the Company's tradenames in the near term and lower estimated market royalty rate expectations in light of the then current general economic conditions. The Company’s projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.  The Company believes its estimates were appropriate based upon current market conditions.

Favorable Leases

Fiscal 2010

The gross carrying amount of the Company’s favorable leases as of January 30, 2010 reflects a reduction of $45.3 million as a result of the impairment of 24 stores (refer to Note 10 entitled “Impairment of Long-Lived Assets” for further discussion).

 Accumulated amortization of favorable leases as of January 30, 2010 reflects increased amortization expense of $21.8 million, partially offset by a decrease of $10.6 million resulting from the impairment charge recognized in the 35 weeks ended January 30, 2010, as discussed above, which decreased both the carrying cost and accumulated amortization of the favorable leases.

Fiscal 2009

The gross carrying amount of the Company’s favorable leases as of May 30, 2009 reflects (i) a reduction of $35.0 million as a result of  the impairment of 21 stores (refer to Note 10 entitled “Impairment of Long-Lived Assets” for further discussion); and (ii) an increase of $2.9 million during Fiscal 2009 compared with Fiscal 2008 due to the Company reclassifying a favorable lease that was previously included in the line item “Assets Held for Disposal” into the line item “Favorable Leases, Net of Accumulated Amortization” (refer to Note 6 to the Company’s Consolidated Financial Statements entitled “Assets Held for Disposal” for further information).

Accumulated amortization of favorable leases as of May 30, 2009 reflects increases as a result of (i) amortization expense of $33.0 million and (ii) $0.3 million of amortization related to the reclassification of a favorable lease that was reclassified from the line item “Assets Held for Sale” to the line item “Favorable Leases, Net of Accumulated Amortization,” as discussed in the paragraph above.  These increases were partially offset by a decrease of $8.9 million resulting from the impairment charge recognized in Fiscal 2009, as discussed above, which decreased both the carrying cost and accumulated amortization of the favorable leases.

The weighted average amortization period remaining for the Company's favorable leases is 17.6 years.  Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)

2010	$31,105
2011	29,854
2012	28,590
2013	27,972
2014	26,812

Total	$144,333

9.   Goodwill

The Company accounts for goodwill in accordance with Topic No. 350.  In accordance with Topic No. 350, goodwill shall be tested for impairment on an annual basis, and between annual tests in certain circumstances.  The Company typically performs this testing during the beginningof May of each fiscal year.  For the 35 weeks ended January 30, 2010, there were no triggering events that required the Company to accelerate its Topic No. 350 impairment testing.  For Fiscal 2009, the Company concluded that it was appropriate to test its goodwill for recoverability in connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009 in light of the following factors:

•	Significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting the Company’s sales trends as evidenced by decreases in comparative store sales;

•	Decreased comparative store sales during the peak holiday and winter selling seasons which are significant to the Company’s annual financial results;

•	Declines in market valuation multiples of peer group companies used in the estimate of the Company’s business enterprise value; and

•	The Company’s expectation that unfavorable comparative store sales trends would continue for an extended period.

As a result, the Company revised its business strategies to include a more moderate store opening plan which reduced  future projections of revenue and operating results offset by initiatives that were implemented to reduce the Company's cost structure as discussed in Note 17 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs.”

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

Based upon the Company's impairment analysis of recorded goodwill during Fiscal 2009, the Company determined that there was no goodwill impairment.  The Company believes its estimates are appropriate based upon current market conditions. However, future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitability projections or the weighted average cost of capital increases or market valuation multiples associated with peer group companies continue to decline.  There have been no cumulative goodwill impairments to date.

Goodwill totaled $47.1 million, $47.1 million and $42.8 million as of January 30, 2010, May 30, 2009 and May 31, 2008 respectively.  A reconciliation of goodwill as reflected in the Company’s Consolidated Balance Sheets as of January 30, 2010, May 30, 2009 and May 31, 2008 is set forth in the table below:

(in thousands)

Goodwill as of May 31, 2008	$42,775

Increase in net deferred tax liabilities (a)	4,289

Goodwill as of May 30, 2009	$47,064

Goodwill as of January 30, 2010	$47,064

(a)  The change in deferred income taxes recorded during Fiscal 2008 and Fiscal 2009 reflects a change in the Company’s estimate of (1) the tax basis of the net assets acquired and (2) the blended state tax rate used to calculate deferred taxes in accordance with Topic No. 740.  This adjustment has increased goodwill related to the Merger Transaction.

10.  Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with Topic No. 360.  This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also requires that long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s risk adjusted interest rate.

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  The Company bases these estimates upon its past and expected future performance.  The Company believes its estimates are appropriate in light of current market conditions.  However, future impairment charges could be required if the Company does not achieve its current revenue or cash flow projections.  The impairment charges noted below are primarily related to a decline in revenues of the respective stores as a result of unfavorable weather conditions and the declining macroeconomic conditions that are negatively impacting the Company's current comparative store sales.

Impairment charges recorded during the 35 weeks ended January 30, 2010 and in the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007 amounted to $46.8 million, $37.5 million, $25.3 million and $24.4 million, respectively.  Impairment charges during these periods related to the following:

	(in thousands)
Asset Categories	January 30, 2010	May 30, 2009	May 31, 2008	June 2, 2007

Favorable Leases	$34,642	$26,080	$18,786	$15,605
Leasehold Improvements	9,443	6,282	3,908	8,021
Furniture and Fixtures	2,284	2,086	2,026	-
Other Property and Equipment	291	1,624	536	795
Other Assets	116	1,426	-	-

Total	$46,776	$37,498	$25,256	$24,421

The impairment of favorable leases is related to 24 of the Company’s stores for the 35 weeks ended January 30, 2010, 21 of the Company’s stores for Fiscal 2009, and 12 of the Company’s stores for Fiscal 2008 and Fiscal 2007.

As noted above, long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820.  The table below sets forth by level within the fair value hierarchy the fair value of the remaining long-lived assets subsequent to impairment charges as of January 30, 2010 for which an impairment assessment was performed:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un - Observable Inputs (Level 3)	Total	Total Impairment Losses

Favorable Leases	$-	$-	$51,556	$51,556	$34,642
Leasehold Improvements	-	-	6,378	6,378	9,443
Furniture and Fixtures	-	-	6,058	6,058	2,284
Other Property and Equipment	-	-	5,629	5,629	291
Other Assets	-	-	929	929	116

Total	$-	$-	$70,550	$70,550	$46,776

11.	Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Disclosures and Hedging” (Topic No. 815).  Topic No. 815 provides disclosure requirements to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under Topic No. 815 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The adoption of Topic No. 815 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt.  Instead, the interest rate cap agreements are adjusted to market on a quarterly basis.  As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Consolidated Statements of Cash Flows.

As of January 30, 2010, the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	January 30, 2010		May 30, 2009		May 31, 2008

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$8,779	Other Assets	$8,324	Other Assets	$791

(in thousands)
Liability Derivatives
	January 30, 2010		May 30, 2009		May 31, 2008
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$-	Other Liabilities	$-	Other Liabilities	$-

	(in thousands)
	(Gain)/Loss on Derivatives Instruments

		Amount of (Gain) or Loss Recognized in Income on Derivatives
		35 weeks Ended	Year Ended
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives	January 30, 2010	May 30, 2009	May 31, 2008	June 2, 2007

Interest Rate Cap Agreements	Interest Expense	$455	$(4,173)	$(70)	$1,971

One of the four interest rate cap agreements became effective on May 12, 2006.  It has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  Upon the effective date the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness. The Company adjusts this interest rate cap agreement to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

On January 16, 2009, the Company entered into two additional interest rate cap agreements to limit interest rate risk associated with its future long-term debt.  Each agreement will be effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements described above.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015.  The Company will determine prior to the effective date whether it will monitor these interest rate cap agreements for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust the interest rate caps to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Consolidated Statements of Cash Flows.

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

    Early in Fiscal 2008, the Company determined it had accumulated adequate historical data to determine a reliable estimate of the amount of gift cards that would not be redeemed.  The Company formed a subsidiary in Virginia (BCF Cards, Inc.) to issue the Company’s store value cards commencing on December 29, 2007.  In connection with the establishment of BCF Cards, Inc., the Company recorded $4.7 million of store value card breakage income in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) during the year ended May 31, 2008, which included cumulative breakage income related to store value cards issued since the Company introduced its store value card program.

On December 29, 2007, the Company discontinued assessing dormancy service fees on inactive store value cards and began estimating and recognizing store value card breakage income in proportion to actual store value card redemptions.   Such income is recorded in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company now determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.  During the 35 weeks ended January 30, 2010, Fiscal 2009 and Fiscal 2008, the Company recorded $4.9 million, $3.1 million and $5.3 million, respectively, of breakage income.  The increase in breakage income during the Transition Period compared with Fiscal 2009 was due to the Company’s re-evaluation of historical redemption rates.  The decrease in breakage income in Fiscal 2009 compared with Fiscal 2008 is due to the Company’s initial recording of breakage income during the third quarter of Fiscal 2008, which included cumulative breakage income related to store value cards issued since the store value card program was introduced.

13.           Long-Term Debt

	(in thousands)
	January 30, 2010	May 30, 2009	May 31, 2008

$900,000 Senior Secured Term Loan Facility, Libor plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$864,752	$870,750	$872,807
$721,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance, expires February 4, 2014 (1)	121,200	150,307	181,600
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2010 to April 15, 2014	301,264	300,815	300,207
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from April 15, 2010 to October 15, 2014	99,309	99,309	99,309
Industrial Revenue Bonds, 6.1% due in semi-annual payments of various amounts from March 1, 2010 to September 1, 2010	1,210	2,305	3,295
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	400	533	733
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	167	221	300
Capital Lease Obligations	25,051	25,306	25,633

Total debt	1,413,353	1,449,546	1,483,884
Less: current maturities	(14,201)	(10,795)	(3,653)

Long-term debt, net of current maturities	$1,399,152	$1,438,751	$1,480,231

(1) The $721 million ABL Line of Credit is effective through May 31, 2011, at which time the facility is reduced to a $600 million ABL Line of Credit. The $600 million ABL Line of Credit expires February 4, 2014, but is subject to a springing maturity requirement whereby the ABL will mature 45 days prior to May 28, 2013 (the maturity date of the Term Loan) if the Term Loan is not extended or refinanced prior to that date.  Additional information regarding the ABL Line of Credit is included below.

As part of the financing of the Merger Transaction, the Company entered into agreements with several lenders to establish the Senior Secured Term Loan Facility (Term Loan).  The $900 million Term Loan was for a seven year period at an interest rate of LIBOR plus 2.3%.  The loan is to be repaid in quarterly payments of $2.3 million from August 26, 2011 to May 28, 2013.  The Company is also required to make an additional payment based on 50% of the available free cash flow (as defined in the credit agreement for the Term Loan) at the end of each fiscal year.  This payment offsets future mandatory quarterly payments.

In accordance with the credit agreement for the Term Loan, the Company will make a payment of $11.5 million during the first quarter of Fiscal 2010 based on the Company’s free cash flow as of January 30, 2010.  This amount is included in the line item “Current Maturities of Long Term Debt” on the Company’s Consolidated Balance Sheet as of January 30, 2010.  The payment made during the second quarter of Fiscal 2010 will offset the mandatory quarterly payments through the first quarter of the fiscal year ending January 28, 2012 (Fiscal 2011) and $0.3 million of the mandatory quarterly payment for the third quarter of Fiscal 2011.

Based on the free cash flow for the fiscal year ended May 30, 2009, the Company was required to make a payment of $6.0 million in August 2009.  This payment offset the mandatory quarterly payments for the fiscal quarters ended August 29, 2009, and November 28, 2009, and $1.5 million of the mandatory quarterly payment for the two month period ended January 30, 2010.

The Company was required to make a payment of $11.4 million based on the available free cash flow for the fiscal year ended June 2, 2007. This payment offset the mandatory quarterly cash payments through the third quarter of Fiscal 2009 and $0.2 million of the quarterly payment for the fourth fiscal quarter of Fiscal 2009.  As a result, the Company was not required to make any cash payments related to the mandatory quarterly payments until the fourth quarter of Fiscal 2009.

    On February 25, 2010, the Company entered into a second amendment to the credit agreement governing the Term Loan.  Among other things, the amendment provides that consolidated EBITDA (as defined in credit agreement governing the Term Loan) will be increased or decreased for any period to the extent necessary to eliminate the effects during such period of any increase or decrease in legal, auditing, consulting, and accounting related expenses for such period relating directly to the Company’s change in fiscal year compared to the amount of such expenses that would have been incurred in such period had the fiscal year change not occurred.  The amendment also provides that for purposes of any calculation of consolidated interest coverage ratio and consolidated leverage ratio, as of the last day of any fiscal quarter ending on or after January 30, 2010 and prior to the completion of the fiscal year ending the Saturday closest to January 31, 2011, consolidated EBITDA and consolidated interest expense will be determined for the most recent period of twelve consecutive fiscal months.  Pursuant to the terms of the amendment, the Company paid a fee to each lender consenting to the amendment in the amount of 0.05% (or $0.4 million) of the principal amount of such lender’s outstanding loan under the credit agreement governing the Term Loan.  A further description of the second amendment to the credit agreement governing the Term Loan is contained in Item 1.01 of the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2010.

    On January 15, 2010, the Company completed an amendment and restatement of the credit agreement governing the Company’s ABL Line of Credit, which (among other things) extended the maturity date for consenting lenders constituting $600 million of commitments to February 5, 2014.  As part of the amendment and restatement, the Company eliminated the outstanding $65 million A-1 tranche commitments, although the Company maintained the ability to restore up to $65 million of the A-1 tranche with the consent of lenders holding the majority of outstanding commitments.  The Company offered the banks in the terminated A-1 tranche the option to convert to the A tranche or opt out of the agreement altogether.  This reduced the Company’s total line of credit to $721 million through May 31, 2011, after which the line of credit will be reduced to $600 million through the new maturity date.  The $600 million ABL Line of Credit has a springing maturity requirement whereby the ABL Line of Credit will mature 45 days prior to May 28, 2013, the maturity date of the Term Loan, if the Term Loan is not extended or refinanced prior to such date unless the pro forma credit availability condition has been satisfied after implementation of a Term Loan maturity reserve or the outstanding principal amount under the Term Loan maturing prior to February 5, 2014 is not more than $75 million.  The Company believes the $600 million line of credit will provide adequate liquidity to support its operating activities.  A further description of the amended and restated credit agreement governing the ABL Line of Credit and related transactions, including a description of covenants, fees and interest rates, is contained in Item 1.01 of the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2010.

    The facility will carry an interest rate of LIBOR plus a spread which is determined by our annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on our usage of the line of credit, will be charged on the unused portion of the facility and will be included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

  At January 30, 2010, the Company had $158.6 million available under the ABL Line of Credit.  The maximum borrowings under the facility during the Transition Period and Fiscal 2009 and Fiscal 2008 were $150.3 million, $410.0 million, and $247.2 million respectively.  Average borrowings under the facility amounted to $31.5 million at an average interest rate of 2.7% during the 35 week Transition Period, $148.4 million at an average interest rate of 4.3% during Fiscal 2009, and $144.0 million at an average interest rate of 6.6% during Fiscal 2008.  At January 30, 2010, May 30, 2009 and May 31, 2008, $121.2 million, $150.3 million and $181.6 million, respectively, were outstanding under this credit facility and were included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheets.  Prior to the modification, commitment fees of 0.25% were charged on the unused portion of the facility and were included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

 At January 30, 2010, May 30, 2009 and May 31, 2008 the Company’s borrowing rate related to the ABL Line of Credit was 5.3%, 2.5% and 4.1%, respectively.  At January 30, 2010, May 30, 2009, and May 31, 2008 the Company’s borrowing rate related to the Term Loan was 2.5%, 2.6% and 4.9%, respectively.

Both the Term Loan and the ABL Line of Credit are guaranteed by all of the Company’s subsidiaries.  The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.  The Term Loan is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things; maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 5.5 to 1 at January 30, 2010; 5.25 to 1 at May 1, 2010, July 31, 2010, and October 30, 2010; 5.00 to 1 at January 29, 2011; and 4.75 to 1 at April 30, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

In addition to the Term Loan and the ABL Line of Credit, the Company and BCFWC, respectively, entered into agreements with several lenders to issue a $305 million aggregate principal amount of senior unsecured notes (Senior Notes) and a $99.3 million aggregate principal amount of senior unsecured discount notes (Senior Discount Notes).  The $305 million Senior Notes, issued at a $5.9 million discount, accrue interest at a rate of 11.1% payable semi-annually on October 15th and April 15th of each year.   The Senior Notes are scheduled to mature on April 15, 2014 and are guaranteed by Holdings and each of the Company’s existing and future subsidiaries.  The $99.3 million Senior Discount Notes were issued at a substantial discount and generated gross proceeds of approximately $75 million.  The Senior Discount Notes accrete at a rate of 14.5%, compounded semi-annually up to the accreted value of $99.3 million as of April 15, 2008.  Interest is paid semi-annually on October 15th and April 15th, commencing on October 15, 2008 at a rate of 14.5%.  The Senior Discount Notes are scheduled to mature on October 15, 2014 and are not guaranteed by the Company or any of its subsidiaries.  Accretion, related to both the Senior Discount Notes and the Senior Notes, amounted to $0.4 million, $0.6 million, $11.3 million and $11.5 million for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively.  Accretion of the Senior Discount Notes is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and is included as an adjustment to net income (loss) in arriving at net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows.  Upon maturity of the Senior Notes and Senior Discount Notes, the payment of the accreted value of the notes will be included as a cash flow used in financing activities within the Company’s Consolidated Statement of Cash Flow.

As of January 30, 2010, the Company was in compliance with all of its financial debt covenants. The credit agreements regarding the ABL Line of Credit and the Term Loan, as well as the indentures governing the Senior Notes and Senior Discount Notes, contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to, among other things:

•	pay dividends on, redeem or repurchase capital stock;
•	make investments and other restricted payments;
•	incur additional indebtedness or issue preferred stock;
•	create liens;
•	permit dividend or other payment restrictions on the Company’s restricted subsidiaries;
•	sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and
•	engage in transactions with affiliates.

The Industrial Revenue Bonds were issued in connection with the construction of the Company’s distribution center in Burlington, New Jersey.  The bonds are secured by a first mortgage on the distribution center.  Payment of interest and principal is guaranteed under an irrevocable letter of credit in the amount of $1.2 million.  Refer to Note 21 entitled “Commitments and Contingencies” for further discussion regarding the Company’s outstanding letters of credit.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders.  The proceeds were used for part of the acquisition and development costs of the Company’s distribution facility in Edgewater Park, New Jersey.  The loan is interest-free, matures on January 1, 2012 and is to be repaid in monthly installments of seventeen thousand dollars, which began on February 1, 2002.  The loan balance at January 30, 2010 was $0.4 million.

In January 2006, the Company purchased the ground lease and sublease related to one of its store locations.  The Company financed this purchase partially through the issuance of a promissory note (the Note) in the principal amount of $0.5 million.  The Note bears interest at 4.4% per annum and matures on December 23, 2011.  The outstanding principal balance of the loan amounted to $0.2 million at January 30, 2010 and is to be repaid in equal monthly installments of eight thousand dollars, which began on February 23, 2006.

Scheduled maturities of the Company’s long-term debt and capital lease obligations in each of the next five fiscal years are as follows:

	(in thousands)
Fiscal years ending in,	Long-Term Debt	Capital Lease Obligations	Total

2010	$13,697	$504	$14,201
2011	18,017	547	18,564
2012	426,375	706	427,081
2013	421,875	778	422,653
2014 and Thereafter	512,074	22,516	534,590

Total	1,392,038
		25,051	1,417,089
Less: Unamortized Discount	(3,736)	-	(3,736)

Total	1,388,302	25,051	1,413,353
Less: Current Portion	(13,697)	(504)	(14,201)

Long Term Debt	$1,374,605	$24,547	$1,399,152

The capital lease obligations noted above are exclusive of interest charges of $2.1 million, $2.1 million, $2.0 million, $2.0 million and $14.3 million for the fiscal years ended January 29, 2011, January 28, 2012, February 2, 2013, February 1, 2014 and January 31, 2015 and thereafter, respectively.

The Company has $40.3 million, $34.9 million and $45.3 million in deferred financing fees related to its long term debt instruments recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets as of January 30, 2010, May 30, 2009 and May 31, 2008, respectively.   Amortization of deferred financing fees amounted to $8.2 million, $10.3 million, $10.3 million and $10.3 million for the 35 weeks ended January 30, 2010 and for each of the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively, and is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Amortization expense for each of the next five fiscal years is estimated to be as follows:

Fiscal years	(in thousands)

2010	$11,993
2011	11,978
2012	12,028
2013	3,735
2014 and Thereafter	605

Total	$40,339

Deferred financing fees have a weighted average amortization period of approximately 3.5 years.

14.              Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors (the Board) adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to directors, executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock.    As of January 30, 2010, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

On April 24, 2009 Parent’s Board approved new forms of: (i) Non-Qualified Stock Option Agreements applicable to certain members of executive management and other members of management, both of which are substantially similar to the pre-existing form of the Non-Qualified Stock Option Agreement with the exception that the new forms grant options to purchase units of Parent’s common stock at two (instead of three) exercise prices, of which two-thirds of the options granted will be at an exercise price of $90 per unit and one-third will be at an exercise price of $180 per unit, whereas previously the options under an award were divided equally between exercise prices of $100 or $90 per unit, $180 per unit and $270 per unit; and (ii) Restricted Stock Grant Agreements applicable to certain members of executive management  and other members of management, both of which are substantially similar to the pre-existing form of Restricted Stock Agreement except that:

•
awards granted under the new agreements vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date (instead of vesting 100% on the first anniversary of the grant date); and

•	the new agreements contain a mechanism by which recipients of awards granted thereunder may comply with certain of their income tax obligations relating to such awards.

In order to conform outstanding options to the new forms of Non-Qualified Stock Option Agreements described above, on April 24, 2009, Parent’s Board also approved amendments to (i) then outstanding option agreements entered into prior to 2007 in order to lower the exercise price of options issued at an exercise price of $270 per unit to $90 per unit; provided, however, that the modified options commenced a new five year vesting period from and after the date of each amendment; and (ii) then outstanding option agreements entered into after 2006 in order to (a) re-price options issued at an exercise price of $100 per unit to $90 per unit; and (b) lower the exercise price of options issued at $270 per unit to $90 per unit, as stated above.  The incremental compensation cost resulting from the modifications over the remaining vesting period of the options at the time of modification was $1.2 million, which was expected to be recognized by the Company over the next 4.9 years.  Incremental compensation expense recognized during the 35 week transition period ended January 30, 2010 and Fiscal 2009 related to the modification was $0.1 million and less than $0.1 million, respectively.

Non-cash stock compensation expense for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007 amounted to $1.0 million, $6.1 million, $2.4 million, and $8.0 million respectively.   The table below summarizes the types of stock compensation:

	(in thousands)
	35 Weeks Ended		Years Ended
Type of Non-Cash Stock Compensation	January 30, 2010		May 30, 2009		May 31, 2008	June 2, 2007
Stock Compensation – Separation Costs	$ 56	(B)	$ 2,425	(A)	$ -	$ -
Stock Option Compensation (B)	180		3,448		2,436	2,855
Restricted Stock Compensation (B)	758		251		-	5,102
Total	$ 994		$ 6,124		$ 2,436	S 7,957

(A)	Included in the line item "Restructuring and Separation Costs" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

(B)	Included in the line item "Selling and Administrative Expense" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

The $0.1 million and $2.4 million, respectively, of stock compensation – separation costs for the 35 weeks ended January 30, 2010 and for Fiscal 2009 relate to the separation of certain executives from the Company during the 35 weeks ended January 30, 2010 and the separation of the Company’s former President and Chief Executive Officer (Former CEO) from the Company during Fiscal 2009.  These costs are related to the purchase of a portion of the former executives’ and the Former CEO’s restricted stock and the acceleration of certain options previously granted to the Former CEO, each pursuant to the former executive’s separation agreement (refer to Note 17 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further information regarding the separation of the Former CEO from the Company).

Stock Options

Options granted during the 35 weeks ended January 30, 2010 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.  Options granted during Fiscal 2009 and Fiscal 2008 were all service-based awards and were granted, or modified, at exercise prices of $90 per unit and $180 per unit.

Of the 52,000 units granted during the 35 week period ended January 30, 2010, 40,000 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years and 12,000 vest ratably over three years.  All of the service-based awards issued during Fiscal 2009 vest 40% on the second anniversary of the award (or the modification of the award) with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of January 30, 2010, the Company had 478,500 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with Topic No. 718 using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date (June 4, 2006 for the Company).

For the 35 weeks ended January 30, 2010, the Company recognized non-cash stock compensation expense of $0.2 million ($0.1 million after tax), net of a $1.7 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.  For the fiscal years ended May 30, 2009 and May 31, 2008, the Company recognized non-cash stock compensation expense of $3.4 million ($1.9 million after tax) and $2.4 million ($1.6 million after tax), respectively, net of a $1.2 million and $1.0 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  As of January 30, 2010 there was approximately $7.3 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 5.0 years.  The service-based awards are expensed on a straight-line basis over the requisite service period of 3 to 5 years.  As of January 30, 2010, 24.5% of outstanding options to purchase units had vested.

Stock option unit transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit

Options Outstanding June 2, 2007	367,000	$180.00

Options Issued	155,000	183.33
Options Forfeited	(90,000)	180.00
Options Cancelled	(20,000)	180.00

Options Outstanding May 31, 2008	412,000	$181.25

Options Issued	157,000	115.22
Options Forfeited	(68,000)	181.96
Options Cancelled	(12,500)	180.00

Options Outstanding May 30, 2009	488,500	$123.62

Options Issued	52,000	120.00
Options Forfeited	(62,000)	120.00
Options Cancelled	-	-

Options Outstanding January 30, 2010	478,500	$123.70

 Non-vested stock option unit transactions during the 35 weeks ended January 30, 2010 are summarized below:

		(in thousands)
	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, May 30, 2009	374,633	$40.09

Granted	52,000	25.62

Vested	(15,933)	(62.98)

Forfeited	(49,200)	(52.43)

Cancellations	-	-

Non-Vested Options Outstanding, January 30, 2010	361,500	$36.50

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the plan as of January 30, 2010:

	Stock Option Units Outstanding		Option Units Exercisable
Exercise Prices	Number Outstanding At January 30, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at January 30, 2010	Weighted Average Remaining Contractual Life (Years)

$90.00	313,336	8.4	64,000	5.8
$180.00	151,164	7.4	39,000	5.4
$270.00	14,000	3.3	14,000	3.3
	478,500		117,000

The following table summarizes information about the stock options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Expected to Vest as of January 30, 2010
$90.00	253,469	8.4	$90.00
$180.00	123,731	7.4	$180.00
$270.00	14,000	3.3	$270.00
	391,200

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan for the 35 weeks ended January 30, 2010, and for the fiscal years ended May 30, 2009, May 31, 2008, and June 2, 2007:

	35 Weeks Ended January 30, 2010		Fiscal Year 2009	Fiscal Year 2008	Fiscal Year 2007

Risk-Free Interest Rate		2.9 – 3.5%	2.5 – 2.8%	3.6 – 3.8%	4.75%
Expected Volatility		46.6%	49.1%	35.0%	70%
Expected Life (years)		6.0 – 9.9	7.3-8.7	6.6 – 7.9	4.5
Contractual Life (years)		10.0	10.0	10.0	10.0
Expected Dividend Yield		0.0%	0.0%	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$90.00		$26.31	$21.77	$73.85	$53.13
$180.00		$24.24	$26.24	$46.81	$38.79
$270.00	$	N/A	$25.38	$36.83	$30.53

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from changes in the Company’s business forecast, market conditions and changes in the fair value and book value of the Company’s debt.  For additional information, refer to Note 9 to the Company’s Consolidated Financial Statements entitled “Goodwill.”

Restricted Stock Grants

Under the Plan, the Company also has the ability to grant restricted stock units (Units).

During the Transition Period, the Company made one grant of 840 Units of restricted stock at a weighted average fair value per Unit of $56.36.  This grant vests 50% on the second anniversary of the grant and 50% on the third anniversary of the grant.  During Fiscal 2009, The Company granted 114,245 Units at a weighted average fair value per Unit of $48.32.  The fair value of each unit of restricted stock granted under the Plan is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of units of common stock outstanding.    All units of restricted stock granted to date under the Plan are service-based awards.  Following a change of control, as defined by the Plan, all unvested Units shall accelerate and vest as of the date of such change of control.

During the 35 weeks ended January 30, 2010 and fiscal year ended May 30, 2009, the Company recorded $0.8 million, net of a $0.1 million forfeiture adjustment related to actual forfeitures being higher than initially estimated, and $0.3 million, respectively, of non-cash restricted stock compensation expense.  There was no forfeiture adjustment during Fiscal 2009.  These expenses were included in the line item “Selling and Administrative Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  As of January 30, 2010, there was approximately $2.7 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 2.4 years.   Units of restricted stock are expensed on a straight-line basis over the requisite service period of three years.  At January 30, 2010, 2,500 of the outstanding units of restricted stock were vested.

Restricted Stock Unit Transactions for the 35 weeks ended January 30, 2010 are summarized below:

Number of Units
Units Outstanding May 30, 2009	114,245

Units Granted	840
Units Forfeited	(20,033)
Units Cancelled	-

Units Outstanding January 10, 2010	95,052

Non-vested Unit transactions during the 35 weeks ended January 30, 2010 are summarized below:

		(in thousands)
	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Units Outstanding, May 30, 2009	114,245	$48.32

Granted	840	56.36

Vested	(2,500)	(84.19)

Forfeited	(20,033)	(45.80)

Cancellations	-	-

Non-Vested Units Outstanding, January 30, 2010	92,552	$47.97

 15.           Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years.  The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal years	Operating Leases	Capital Leases

2010	$175,396	$2,616
2011	177,303	2,616
2012	167,999	2,724
2013	157,006	2,733
2014 and Thereafter	490,463	36,809
Total Minimum Lease Payments	1,168,167	47,498
Amount Representing Interest	-	(22,447)
Total Future Minimum Lease Payments	$1,168,167	$25,051

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $51.2 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of rent expense for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007:

	(in thousands)
	35 Weeks Ended	Year Ended
	January 30, 2010	May 30, 2009	May 31, 2008	June 2, 2007
Rent Expense:
Minimum Rental Payments	$117,737	$170,134	$150,979	$134,104
Contingent Rental Payments	912	1,515	1,171	2,509
Straight-Line Rent Expense	4,196	7,358	6,768	9,431
Lease Incentives Amortization	(7,543)	(9,090)	(5,079)	(3,119)
Amortization of Purchased Lease Rights	560	956	140	-
Total Rent Expense	115,862	170,873	153,979	142,925

Less Sublease Income	(12,741)	(18,546)	(18,769)	(20,835)
Total Net Rent Expense	$103,121	$152,327	$135,210	$122,090

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

During the Transition Period, the Company recorded $0.3 million of 401(k) Plan Match expense.  Under the Company’s 401(k) Plan, the Company is able to utilize monies recovered through forfeitures to fund some or all of the annual 401(k) Plan Match expense.  A forfeiture is the portion of the Company’s matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  The Company used $3.5 million of 401(k) Plan forfeitures during the Transition Period to fund the entire 401(k) Plan Match for the 2009 401(k) Plan year.  The $0.3 million of 401(k) Plan Match expense recorded during the Transition Period represents 401(k) Plan Match expense for the Company’s 2010 401(k) Plan year which ends on December 31, 2010.

During Fiscal 2009, the Company reversed $1.4 million of previously recorded 401(k) Plan Match expense as a result of the Company’s ability to offset 401(k) Plan Match expense with monies recovered through forfeitures.  The Company used $3.9 million of 401(k) Plan forfeitures during Fiscal 2009 to fund the entire 401(k) Plan Match for the 2008 401(k) Plan year.    As a result, the Company reversed 401(k) Plan Match expense in Fiscal 2009 that was actually charged in Fiscal 2008.

During Fiscal 2008 and Fiscal 2007, the Company recorded $4.1 million and $3.8 million, respectively, of 401(k) Plan Match expense.

17.  Restructuring and Separation Costs

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420).  In accordance with Topic No. 420, the Company recorded a liability for one-time benefit costs related to (i) the workforce reduction described in the following paragraph, and (ii) the separation of the Company’s former President and Chief Executive Officer (Former CEO) from the Company during the fiscal year ended May 30, 2009.

In an effort to better align the Company’s resources with its business objectives, during Fiscal 2009, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance. In light of the current challenging economic and retail sales environments, the Company executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of more than 2,300 positions in the Company’s corporate office and its stores during the Transition Period and the third and fourth quarters of Fiscal 2009. These reductions, which amounted to less than 10% of the Company’s workforce, resulted in severance and related payroll tax charges during the Transition Period and the year ended May 30, 2009 of approximately $2.4 million and $2.8 million, respectively.  There were no such charges during Fiscal 2008 and Fiscal 2007.

Additionally, on February 16, 2009, the Former CEO entered into a separation agreement with the Company.  As part of his separation agreement, the Company paid the Former CEO’s salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement commenced.  The continuation payments will be paid out in biweekly installments through May 30, 2011.  The total amount of all continuation payments and other benefits payable to the Former CEO pursuant to the terms of his separation agreement is approximately $4.2 million, $2.4 million of which is non-cash stock compensation.

 The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Consolidated Balance Sheet:

	(in thousands)
	May 31, 2008	Charges	Adjustments	Capital in Excess of Par Value	Cash Payments	May 30, 2009
Severance-Restructuring (a)	$-	3,035	(299)	-	(1,612)	$1,124
Severance-Separation Cost (b)	-	4,410	(194)	(2,426)	(182)	1,608
Total	$-	7,445	(493)	(2,426)	(1,794)	$2,732

	(in thousands)
	May 31, 2009	Charges	Cash Payments	January 30, 2010
Severance-Restructuring (a)	$1,124	2,429	(1,993)	$1,560
Severance-Separation Cost (b)	1,608	-	(696)	912
Total	$2,732	2,429	(2,689)	$2,472

(a)	The balance as of January 30, 2010 and May 30, 2009 are recorded in the line item "Other Current Liabilities" in the Company's Consolidated Balance Sheets.
(b)
Approximately $0.7 million and $0.2 million of the balance as of January 30, 2010 are recorded in the line items "Other Current Liabilities" and "Other Liabilities," respectively.  Approximately $0.9 million and $0.7 million of the balance as of May 30, 2009 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively.

18.           Income Taxes

Earnings (loss) before income taxes are as follows for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007:

	(in thousands)
	35 Weeks Ended		Year Ended
	January 30, 2010	May 30, 2009	May 31, 2008	June 2, 2007
(Loss) earnings before income taxes	$30,223	$(338,972)	$(74,274)	$(72,624)

Income tax expense (benefit) is as follows for the 35 weeks ended January 30, 2010, and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007:

	(in thousands)
	35 Weeks Ended	Year Ended
	January 30, 2010	May 30, 2009	May 31, 2008	June 2, 2007
Current:
Federal	$27,191	$(2,889)	$32,225	$33,558
State and Other	4,194	(394)	15,441	2,851

Subtotal	31,385	(3,283)	47,666	36,409
Deferred:
Federal State	(14,278) (5,537)	(107,924) (36,182)	(57,177) (15,793)	(47,527) (14,307)
Subtotal	(19,815)	(144,106)	(72,970)	(61,834)
Total income tax expense (benefit)	$11,570	$(147,389)	$(25,304)	$(25,425)

The tax rate reconciliations are as follows for the 35 weeks ended January 30, 2010, and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007:

	35 Weeks Ended	Year Ended
	January 30, 2010	May 30, 2009	May 31, 2008	June 2, 2007

Tax at statutory rate (%)	35.0	(35.0)	(35.0)	(35.0)
State income taxes, net of federal benefit	1.2	(7.8)	(1.0)	(5.3)
Change in valuation allowance	(5.3)	0.7	-	-
Capitalized acquisition costs	-	-	-	(3.4)
Other charges (benefits)	6.7	(0.2)	0.5	1.3
Tax credits	(4.1)	(0.5)	(2.1)	(1.3)
Tax reserves	4.8	(0.7)	3.5	8.7

Effective tax rate (%)	38.3	(43.5)	(34.1)	(35.0)

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
Period Ended	January 30, 2010		May 30, 2009		May 31, 2008
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Current deferred tax assets and liabilities:

Allowance for doubtful accounts	$202	$-	$249	$-	$254	$-
Compensated absences	751	-	1,729	-	2,011	-
Inventory costs and reserves capitalized for tax purposes	12,930	-	21,595	-	20,480	-
Insurance reserves	8,768	-	16,070	-	14,688	-
Prepaid items deductible for tax purposes	-	7,981	-	3,065	-	1,189
Sales return reserves	3,859	-	3,648	-	3,860	-
Reserve for lawsuits	4,571	-	1,745	-	841	-
Accrued interest (IRS audit settlement)	277	-	905	-	-	-
Prepaid items taxable for tax purposes	143	-	716	-	-	-
Unrealized gain/loss on investments	-	-	1,849	-	-	-
Deferred revenue	3,796	-	5,892	-	9,864	-
Employee benefit accrual	4,268	-	1,589	-	657	-
Other	344	-	36	-	-	90
Valuation allowance (net of federal benefit)	(2,285)	-	-	-	-	-

Total Current deferred tax assets and liabilities	$37,624	$7,981	$56,023	$3,065	$52,655	$1,279
Non-Current deferred tax assets and liabilities:

Property and equipment basis adjustments	$-	$104,708	$-	$113,404	$-	$94,080
Deferred rent	19,119	-	18,054	-	15,681	-
Pre-opening costs	172	-	391	-	1,343	-
Intangibles – Long-Lived	-	162,401	-	185,715	-	218,168
Intangibles – Indefinite-Lived	-	93,994	-	94,407	-	210,700
Insurance reserves	8,517	-	-	-	-	-
Employee benefit compensation	4,108	-	3,826	-	2,118	-
State net operating losses (net of federal benefit)	11,212	-	12,343	-	10,004	-
Valuation allowance (net of federal benefit)	(4,728)	-	(8,605)	-	(4,849)	-
Prepaid items taxable for tax purposes	1,566	-	1,572	-	-	-
Landlord allowances	28,584	-	29,209	-	24,221	-
Accrued interest	2,980	-	3,222	-	4,179	-
Other	6,340	-	7,150	-	5,653	-

Total non-current deferred tax assets and liabilities	$77,870	$361,103	$67,162	$393,526	$58,350	$522,948

    The Company's net deferred tax position is a net deferred tax liability of $253.6 million, $273.4 million and $413.2 million as of January 30, 2010, May 30, 2009 and May 31, 2008, respectively.

    Prior to the Transition Period, the Company incurred three years of cumulative losses for financial statement purposes. As a result, management  performed an analysis of the deferred tax assets to assess whether significant positive evidence exists to demonstrate that it is more likely than not that they will be realized and to determine the appropriate level of valuation allowance necessary. In performing this analysis, management considered the fact that the Company has historically been in a federal taxable position, projected future taxable income, the expected timing of the reversal of existing deferred tax liabilities and deferred tax assets, and the prior year operating results excluding non-recurring items. Based on the available evidence, management has determined that it is more likely than not that all of the recorded deferred tax assets, with the exception of certain state net operating losses, will be realized in future periods; therefore no valuation allowances for federal income taxes are necessary.

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

The Company determined that, as of January 30, 2010, May 30, 2009 and May 31, 2008, a valuation allowance against a portion of the deferred tax assets associated with state net operating losses was appropriate. GAAP requires companies to weigh both positive and negative evidence in determining the need for a valuation allowance. Management determined that valuation allowances of $7.0 million, $8.6 million and $4.8 million were required against the $11.2 million, $12.3 million and $10.0 million of tax benefits associated with these state net operating losses. The decrease in the Company’s valuation allowance was primarily attributable to the change in the projection of future state taxable income and a change in the Company's state net operating loss position which resulted in a reduction in the state net operating loss deferred tax asset and a corresponding reduction in the associated valuation allowance.  The Company still believes that it is more likely than not that some amount of the benefit of the state net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with the Company's 2010 fiscal year. Commencing during the 35 weeks ended January 30, 2010, the provisions of Topic No. 805 were effective for the Company, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

The Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” which is now included in Accounting Standards Codification (“ASC”) Topic No. 740, as of June 3, 2007.  Topic No. 740 prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return, and requires that the Company recognize in its financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  Additionally, Topic No. 740 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

 Upon adoption, the cumulative effect of applying the provisions of Topic No. 740 was an increase of approximately $48.9 million in the liability for unrecognized tax benefits and related interest and penalty, a $39.2 million decrease in the deferred income tax liability and a $9.7 million increase in the accumulated deficit.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties

Beginning balance at June 3, 2007 (date of adoption)	$44,778
Additions for tax positions of the current year	1,222
Additions for tax positions of prior years	109
Reductions for tax positions of prior years	(7,090)
Settlements	-
Lapse of statute of limitations	(1,016)

Ending balance at May 31, 2008	$38,003
Additions for tax positions of the current year	1,275
Additions for tax positions of prior years	147
Reduction for tax positions of prior years	(1,436)
Settlements	(12,706)
Lapse of statute of limitations	(155)

Ending balance at May 30, 2009	$25,128
Additions for tax positions of the current year	-
Additions for tax positions of prior years	-
Reduction for tax positions of prior years	(1,923)
Settlements	-
Lapse of statute of limitations	-

Ending balance at January 30, 2010	$23,205

 As of January 30, 2010, the Company reported total unrecognized benefits of $ 23.2 million, of which $9.1 million would affect the Company’s effective tax rate if recognized.  As a result of previous positions taken, the Company recorded $1.4 million of interest and penalties during the 35 weeks ended January 30, 2010 in the line item “Income Tax (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Cumulative interest and penalties of $10.8 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of January 30, 2010.   The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.  Within the next twelve months, the Company does not expect a material change in its Topic No. 740 liability.

As of May 30, 2009, the Company reported total unrecognized benefits of $25.1 million, of which $9.1 million would affect the Company’s effective tax rate if recognized.  As a result of previous positions taken, the Company recorded a reduction of $7.2 million of interest and penalties during Fiscal 2009 in the line item “Income Tax (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Cumulative interest and penalties of $9.3 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of May 30, 2009    The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

As of May 31, 2008, the Company reported total unrecognized benefits of $38.0 million, of which $8.3 million would affect the Company’s effective tax rate if recognized.  As a result of previous positions taken, the Company recorded $4.0 million of interest and penalties during Fiscal 2008 in the line item “Income Tax (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Cumulative interest and penalties of $16.6 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of May 31, 2008.   The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is open to audit by the Internal Revenue Service (“IRS”) for fiscal years 2007 through 2009 under the applicable statutes of limitations.  The Company or its subsidiaries’ state income tax returns are open to audit for the fiscal years 2005 through 2009 under the applicable statutes of limitations.  The Company’s federal income tax return for the fiscal year 2006 is currently under examination by the IRS.  The Company does not expect that the results of this examination will have a material effect on our financial condition or results of operations.  The IRS and the Company agreed to a settlement related to audits of the Company's Fiscal 2004 and Fiscal 2005 years in the amount of $10.4 million plus interest of $3.1 million that was paid in January 2010.

19.	Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, as codified under Topic No. 820, which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The Company’s financial assets as of January 30, 2010 and May 30, 2009 include cash equivalents, interest rate cap agreements, investments in a money market fund, and a note receivable.  The Company’s financial liabilities are discussed below.  The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair value of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.  The fair value of the investment in the money market fund is determined by using quotes for similar assets in an active market.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of January 30, 2010, the Company has recorded credit valuation adjustments of $0.2 million to the overall valuation of the Company's interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at January 30, 2010	Fair Value Measurements at May 30, 2009	Fair Value Measurements at May 31, 2008

Assets:
Level 1
Cash equivalents (including restricted cash)	$2,758	$2,707	$8,169

Level 2
Interest rate cap agreements (a)	$8,779	$8,324	$791
Investment in Money Market Fund	$-	$995	$-

Level 3
Note Receivable (b)	$1,407	-	$-

(a)
Included in “Other Assets” within the Company’s Consolidated Balance Sheets (refer to Note 11 of the Company’s Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

(b)
Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets. (refer to Note 6 of the Company’s Consolidated Financial Statements, entitled “Assets Held for Disposal” for further discussion regarding the Company’s note receivable.)

During Fiscal 2009, the Company made investments into The Reserve Primary Fund (Fund) of $56.3 million.  On September 22, 2008, the Fund announced that redemptions of shares of the Fund were suspended pursuant to an SEC order so that an orderly liquidation may be effected for the protection of the Fund’s investors.  As of January 30, 2010, the Company has received total distributions of its investment in the Fund of $55.4 million.  In total, the Company incurred $0.9 million of losses related to its investment in the Fund.

Financial Liabilities

	(in thousands)
	January 30, 2010		May 30, 2009		May 31, 2008
	Carrying Amount (3)	Fair Value (3)	Carrying Amount (3)	Fair Value (3)	Carrying Amount (3)		Fair Value (3)
$900,000 Senior Secured Term Loan Facility, Libor plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$864,752	$804,219	$870,750	$612,428	S	872,807	$676,425
$721,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance. (1)	121,200	121,200	150,307	150,307		181,600	181,600
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2008 to April 15, 2014	301,264	310,051	300,815	218,091		300,207	222,372
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2008 to October 15, 2014	99,309	98,812	99,309	71,999		99,309	75,550
Other Debt (2)	1,777	1,777	3,059	3,059		4,328	4,328

Total debt	$1,388,302	$1,336,059	$1,424,240	$1,055,884		$1,458,251	$1,160,275

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

As of January 30, 2010, the fair value of the Company’s debt, exclusive of capital leases, was $1,336.1 million compared with the carrying value of $1,388.3 million.  The fair values presented herein are based on pertinent information available to management as of the respective year end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

Due to the short term nature of the Company’s accounts receivable and accounts payable, the recorded value approximates fair value.

20.           Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (Topic No. 280).  The Company has identified operating segments at the store level. However, each stores’ operating performance has been aggregated into one reportable segment.  Each store meets the aggregation criteria set forth in Topic No. 280.  The Company’s operating segments are aggregated for financial reporting purposes because they are similar in each of the following areas: economic characteristics, class of consumer, nature of products, nature of production processes and distribution methods.  Revenues from customers are derived from merchandise sales and the Company does not rely on any major customers as a source of revenue.

21.           Commitments and Contingencies

Legal

The Company establishes reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $11.6 million, $4.4 million and $2.1 million as of January 30, 2010, May 30, 2009 and May 31, 2008, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009.  The named plaintiff purports to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period.  Plaintiff filed an amended complaint on November 16, 2009.  The amended complaint asserts claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition.  The complaint seeks certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees.  We intend to vigorously defend this action.

A collective action, entitled Gail Jackson, on her own behalf and other similarly situated, v. Burlington Coat Factory Direct Corp., Burlington Coat Factory Warehouse Corp. and XYZ entities 1-100, Case No. 10-60110-ASG, was filed in the United States District Court for the Southern District of Florida on January 22, 2010.  The named plaintiff, a former department manager, is seeking overtime compensation and other relief pursuant to the FLSA.  Moreover, the named plaintiff claims that she performed work involving job duties that were primarily nonexempt in nature and is seeking overtime compensation, liquidated damages, costs and reasonable attorney’s fees on behalf of all similarly situated employees in the United States.  We intend to vigorously defend this action.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of January 30, 2010, the Company committed to 15 new lease agreements (exclusive of two relocations) for locations at which stores are expected to be opened in Fiscal 2010.  The 15 new stores are expected to have minimum lease payments of $4.1 million, $9.5 million, $9.8 million, $9.8 million, and $74.4 million during the fiscal years ended January 29, 2011, January 28, 2012, February 2, 2013, February 1, 2014, and January 31, 2015 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $79.6 million, $53.7 million and $52.5 million as of January 30, 2010, May 30, 2009, and May 31, 2008 respectively.  Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $79.0 million as of January 30, 2010.

Letters of credit outstanding at the end of each of the 35 weeks ended January 30, 2010 and the fiscal years ended May 30, 2009 and May 31, 2008 amounted to $68.5 million, $43.7 million, and $32.9 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements.  The Company also had a letter of credit in the amount of $1.2 million, $2.4 million and $3.4 million at January 30, 2010, May 30, 2009 and May 31, 2008, respectively, guaranteeing the Company’s Industrial Revenue Bonds.  The Company also has outstanding letters of credit arrangements in the aggregate amount of $9.9 million, $7.6 million and $16.2 million at January 30, 2010, May 30, 2009 and May 31, 2008, respectively, related to certain merchandising agreements.

Severance and Separation

 During the Transition Period and Fiscal 2009, the Company entered into certain severance and separation agreements which require it to make payments to certain former employees.  These obligations resulted in a charge during the Transition Period and Fiscal 2009 of approximately $2.4 million and $7.0 million, respectively.  All $2.4 million of the charge recorded during the Transition Period and $2.8 million of the charge during Fiscal 2009 related to the reduction of approximately 2,300 positions in the Company's corporate office and its stores.  As of January 30, 2010 approximately $1.6 million of the $2.8 million charges remain to be paid, all of which will be paid by January of 2011.  Additionally, $4.2 million of the charge recorded during the year ended May 30, 2009 relates to the separation of the Former CEO from the Company ($2.4 million of which represents non-cash stock compensation incurred by the Company).  As of January 30, 2010, $0.9 million of this liability remains to be paid.  Of the $0.9 million liability remaining related to the separation of the Former CEO from the Company, $0.7 million will be paid by January 29, 2011 while the remaining $0.2 million will be paid by May 30, 2010.

Purchase Committments

The Company had $402.7 million of purchase commitments related to goods or services that were not received as of January 30, 2010.  The Company expects to settle over 99.5% of this amount during Fiscal 2010.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s executives whereby upon each of their deaths, the Company will pay $1.0 million to the respective designated beneficiary.

22.           Related Party Transactions

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provides management, consulting, financial and other advisory services.  Pursuant to the agreement, Bain Capital is paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of each financing, acquisition, disposition or change of control or similar transaction by or involving the Company.  Fees paid to Bain Capital amounted to $2.9 million, $4.7 million, $4.3 million and $4.1 million for the 35 weeks ended January 30, 2010 and for the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively, and are included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).   The Advisory Agreement has a 10-year initial term, and is thereafter subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control of the Company.  If the Advisory Agreement is terminated early, Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term.

As of January 30, 2010,  May 30, 2009 and May 31, 2008, the Company had $0.7 million, $0.3 million and $0.3 million, respectively, of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheets.

23.           Dividends

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

Dividends equal to $0.2 million, $3.0 million, $0.7 million and $0.1 million were paid during the 35 weeks ended January 30, 2010 and during the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, respectively, to Parent in order to repurchase capital stock of the Parent from executives who left the Company, which are permissible under our debt agreements.

24.           Consolidated Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11.125% Senior Notes due in 2014. The notes were issued under an indenture issued on April 13, 2006. Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes. In addition, Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $721 million ABL Line of Credit and $900 million Term Loan. These guarantees are both joint and several. The following consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(All amounts in thousands)

	As of January 30, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,176	$20,574	$-	$24,750
Restricted Cash and Cash Equivalents	-	-	2,605	-	2,605
Investments	-	-	-	-	-
Accounts Receivable	-	19,886	11,392	-	31,278
Merchandise Inventories	-	540	612,755	-	613,295
Deferred Tax Assets	-	10,001	19,643	-	29,644
Prepaid and Other Current Assets	-	12,959	16,484	-	29,443
Prepaid Income Taxes	-	3,870	971	-	4,841
Assets Held for Disposal	-	-	521	-	521

Total Current Assets	-	51,432	684,945	-	736,377

Property and Equipment—Net of Accumulated Depreciation	-	52,526	803,623	-	856,149
Tradenames	-	238,000	-	-	238,000
Favorable Leases—Net of Accumulated Amortization	-	-	421,091	-	421,091
Goodwill	-	47,064	-	-	47,064
Other Assets	154,500	1,441,062	37,792	(1,538,041)	95,313

Total Assets	$154,500	$1,830,084	$1,947,451	$(1,538,041)	$2,393,994

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$-	$139,802	$-	$-	$139,802
Income Taxes Payable	-	10,628	3,595	-	14,223
Other Current Liabilities	-	125,839	89,975	-	215,814
Current Maturities of Long Term Debt	-	12,202	1,999	-	14,201

Total Current Liabilities	-	288,471	95,569	-	384,040

Long Term Debt	-	1,275,014	124,138	-	1,399,152
Other Liabilities	-	23,374	159,693	(10,000)	173,067
Deferred Tax Liability	-	88,725	194,510	-	283,235

Commitments and Contingencies	-	-	-	-	-

Stockholder’s Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	464,489	464,489	836,784	(1,301,273)	464,489
Accumulated Deficit	(309,989)	(309,989)	536,757	(226,768)	(309,989)
Total Stockholder’s Equity	154,500	154,500	1,373,541	(1,528,041)	154,500
Total Liabilities and Stockholder’s Equity	$154,500	$1,830,084	$1,947,451	$(1,538,041)	$2,393,994

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(All amounts in thousands)

	As of May 30, 2009
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$1,788	$24,022	$-	$25,810
Restricted Cash and Cash Equivalents	-	-	2,622	-	2,622
Investments	-	-	995	-	995
Accounts Receivable	-	18,286	7,182	-	25,468
Merchandise Inventories	-	564	641,269	-	641,833
Deferred Tax Assets	-	15,186	37,772	-	52,958
Prepaid and Other Current Assets	-	16,142	13,905	-	30,047
Prepaid Income Taxes	-	4,359	1,890	-	6,249
Assets Held for Disposal	-	-	2,717	-	2,717

Total Current Assets	-	56,325	732,374	-	788,699

Property and Equipment—Net of Accumulated Depreciation	-	55,503	840,324	-	895,827
Tradenames	-	238,000	-	-	238,000
Favorable Leases—Net of Accumulated Amortization	-	-	477,572	-	477,572
Goodwill	-	47,064	-	-	47,064
Other Assets	135,065	1,575,940	33,096	(1,657,895)	86,206

Total Assets	$135,065	$1,972,832	$2,083,366	$(1,657,895)	$2,533,368

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$-	$229,757	$-	$-	$229,757
Income Taxes Payable	-	14,798	3,302	-	18,100
Other Current Liabilities	-	156,849	58,278	-	215,127
Current Maturities of Long Term Debt	-	9,000	1,795	-	10,795

Total Current Liabilities	-	410,404	63,375	-	473,779

Long Term Debt	-	1,312,872	125,879	-	1,438,751
Other Liabilities	-	16,317	153,092	(10,000)	159,409
Deferred Tax Liability	-	98,174	228,190	-	326,364

Commitments and Contingencies

Stockholder’s Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	463,495	463,495	1,094,128	(1,557,623)	463,495
Accumulated Deficit	(328,430)	(328,430)	418,702	(90,272)	(328,430)
Total Stockholder’s Equity	135,065	135,065	1,512,830	(1,647,895)	135,065
Total Liabilities and Stockholder’s Equity	$135,065	$1,972,832	$2,083,366	$(1,657,895)	$2,533,368

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(All amounts in thousands)

	As of May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,114	$35,987	$-	$40,101
Restricted Cash and Cash Equivalents	-	-	2,692	-	2,692
Accounts Receivable	-	20,930	6,207	-	27,137
Merchandise Inventories	-	1,354	718,175	-	719,529
Deferred Tax Assets	-	14,222	37,154	-	51,376
Prepaid and Other Current Assets	-	11,581	13,397	-	24,978
Prepaid Income Taxes	-	935	2,929	-	3,864
Assets Held for Disposal	-	-	2,816	-	2,816

Total Current Assets	-	53,136	819,357	-	872,493

Property and Equipment—Net of Accumulated Depreciation	-	58,906	860,629	-	919,535
Tradenames	-	526,300	-	-	526,300
Favorable Leases—Net of Accumulated Amortization	-	-	534,070	-	534,070
Goodwill	-	42,775	-	-	42,775
Other Assets	323,524	1,705,185	21,025	(1,980,415)	69,319

Total Assets	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$-	$337,040	$-	$-	$337,040
Income Taxes Payable	-	4,256	1,548	-	5,804
Other Current Liabilities	-	128,597	110,269	-	238,866
Current Maturities of Long Term Debt	-	2,057	1,596	-	3,653

Total Current Liabilities	-	471,950	113,413	-	585,363

Long Term Debt	-	1,352,557	127,674	-	1,480,231
Other Liabilities	-	17,550	103,226	(10,000)	110,776
Deferred Tax Liability	-	220,721	243,877	-	464,598
Commitments and Contingencies
Stockholder’s Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	457,371	457,371	1,352,271	(1,809,642)	457,371
Accumulated Deficit	(133,847)	(133,847)	294,620	(160,773)	(133,847)
Total Stockholder’s Equity	323,524	323,524	1,646,891	(1,970,415)	323,524
Total Liabilities and Stockholder’s Equity	$323,524	$2,386,302	$2,235,081	$(1,980,415)	$2,964,492

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	For the 35 Weeks Ended January 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$1,135	$2,456,432	$-	$2,457,567
Other Revenue	-	452	21,278	-	21,730

		1,587	2,477,710	-	2,479,297

COSTS AND EXPENSES:	-
Cost of Sales (Exclusive of Depreciation and Amortization)	-	965	1,491,384	-	1,492,349
Selling and Administrative Expenses	-	108,364	651,410	-	759,774
Restructuring and Separation Costs	-	2,032	397	-	2,429
Depreciation and Amortization	-	10,885	92,720	-	103,605
Interest Expense	-	47,975	11,501	-	59,476
Impairment Charges – Long-Lived Assets	-	197	46,579	-	46,776
Impairment Charges - Tradenames	-	-	-	-	-
Other Income, Net	-	(7,772)	(7,563)	-	(15,335)
Equity in (Earnings) Loss of Subsidiaries	(18,653)	(118,055)	-	136,708	-

	(18,653)	44,591	2,286,428	136,708	2,449,074
(Loss) Income Before (Benefit) Provision for Income Tax	18,653	(43,004)	191,282	(136,708)	30,223
(Benefit from) Provision for Income Tax	-	(61,657)	73,227	-	11,570

Net Income (Loss)	$18,653	$18,653	$118,055	$(136,708)	$18,653

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	For the Year Ended May 30, 2009
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$3,012	$3,538,969	$-	$3,541,981
Other Revenue	-	(319)	29,705	-	29,386

	-	2,693	3,568,674	-	3,571,367

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	3,036	2,196,730	-	2,199,766
Selling and Administrative Expenses	-	153,436	961,812	-	1,115,248
Restructuring and Separation Costs	-	3,259	3,693	-	6,952
Depreciation and Amortization	-	26,859	132,748	-	159,607
Interest Expense	-	85,518	17,198	-	102,716
Impairment Charges – Long-Lived Assets	-	-	37,498	-	37,498
Impairment Charges - Tradenames	-	294,550	-	-	294,550
Other Income, Net	-	(5,452)	(546)	-	(5,998)
Equity in Earnings (Loss) of Subsidiaries	191,583	(124,082)	-	(67,501)	-

	191,583	437,124	3,349,133	(67,501)	3,910,339
(Loss) Income Before (Benefit) Provision for Income Tax	(191,583)	(434,431)	219,541	67,501	(338,972)
(Benefit from) Provision for Income Tax	-	(242,848)	95,459	-	(147,389)

Net Income (Loss)	$(191,583)	$(191,583)	$124,082	$67,501	$(191,583)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	For the Year Ended May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$3,890	$3,389,527	$-	$3,393,417
Other Revenue	-	470	30,086	-	30,556

	-	4,360	3,419,613	-	3,423,973

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,550	2,092,814	-	2,095,364
Selling and Administrative Expenses	-	147,701	943,128	-	1,090,829
Depreciation and Amortization Expense	-	24,754	141,912	-	166,666
Interest Expense	-	115,605	17,388	-	132,993
Impairment Charges – Long-Lived Assets	-	-	25,256	-	25,256
Other Income, Net	-	(4,782)	(8,079)	-	(12,861)
Equity in Earnings (Loss) of Subsidiaries	48,970	(136,603)	-	87,633	-
	48,970	149,225	3,212,419	87,633	3,498,247

Income (Loss) Before Provision (Benefit) for Income Tax	(48,970)	(144,865)	207,194	(87,633)	(74,274)
Provision for (Benefit from) Income Tax	-	(95,895)	70,591	-	(25,304)

Net Income (Loss)	$(48,970)	$(48,970)	$136,603	$(87,633)	$(48,970)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	For the Year Ended June 2, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$4,470	$3,398,937	$-	$3,403,407
Other Revenue	-	5,476	32,762	-	38,238

	-	9,946	3,431,699	-	3,441,645

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,785	2,122,375	-	2,125,160
Selling and Administrative Expenses	-	160,324	902,144	-	1,062,468
Depreciation and Amortization	-	25,157	138,680	-	163,837
Interest Expense	-	129,976	14,587	-	144,563
Impairment Charges – Long-Lived Assets	-	-	24,421	-	24,421
Other Income, Net	-	(2,501)	(3,679)	-	(6,180)
Equity in Earnings (Loss) of Subsidiaries	47,199	(151,540)	-	104,341	-

	47,199	164,201	3,198,528	104,341	3,514,269
Income (Loss) Before Provision (Benefit) for Income Tax	(47,199)	(154,255)	233,171	(104,341)	(72,624)
Provision for (Benefit from) Income Tax	-	(107,056)	81,631		(25,425)

Net Income (Loss)	$(47,199)	$(47,199)	$151,540	$(104,341)	$(47,199)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the 35 Weeks Ended January 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-	$69,188	$34,339	$-	$103,527

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(18,074)	(41,961)	-	(60,035)
Proceeds Received from Sale of Fixed Assets	-	-	1,062	-	1,062
Change in Restricted Cash and Cash Equivalents	-	-	17	-	17
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	-	-	-	-	-
Proceeds from Sale of Partnership Interest	-	-	-	-	-
Lease Acquisition Costs	-	-	-	-	-
Issuance of Notes Receivable	-	-	-	-	-
Redesignation of Cash Equivalents to Investment in Money Market Fund	-	-	-	-	-
Redemption of Investment in Money Market Fund	-	-	4,844	-	4,844
Purchase of Tradenames Rights	-	-	-	-	-
Other		38	-	-	38

Net Cash Used in Investing Activities	-	(18,036)	(36,038)	-	(54,074)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt - ABL Line of Credit	-	444,315	-	-	444,315
Principal Payments on Long-Term Debt	-	-	(1,537)	-	(1,537)
Principal Payments on Long-Term Debt – Term Loan	-	(5,998)	-	-	(5,998)
Principal Payments on Long-Term Debt - ABL Line of Credit	-	(473,422)	-	-	(473,422)
Debt Issuance Cost	-	(13,659)	-	-	(13,659)
Equity Investment	-	-	-	-	-
Purchase of Interest Rate Cap Contract	-	-	-	-	-
Payment of Dividends	(212)	-	(212)	212	(212)
Receipt of Dividends	212	-	-	(212)	-

Net Cash Used in Financing Activities	-	(48,764)	(1,749)	-	(50,513)

Increase in Cash and Cash Equivalents	-	2,388	(3,448)	-	(1,060)
Cash and Cash Equivalents at Beginning of Period	-	1,788	24,022	-	25,810

Cash and Cash Equivalents at End of Period	$-	$4,176	$20,574	$-	$24,750

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended May 30, 2009

	Holdings		BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-		$74,536	$97,760	$-	$172,296

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-		(31,025)	(98,932)	-	(129,957)
Change in Restricted Cash and Cash Equivalents		-	-	70	-	70
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	-		-	369	-	369
Proceeds from Sale of Partnership Interest	-		-	-	-	-
Lease Acquisition Costs	-		-	(3,978)	-	(3,978)
Issuance of Notes Receivable	-		-	-	-	-
Redesignation of Cash Equivalents to Investment in Money Market Fund	-		-	(56,294)	-	(56,294)
Redemption of Investment in Money Market Fund	-		-	50,637	-	50,637
Purchase of Tradenames Rights	-		(6,250)	-	-	(6,250)
Other	-		123	-	-	123

Net Cash Used in Investing Activities	-		(37,152)	(108,128)	-	(145,280)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt - ABL Line of Credit	-		857,051	-	-	857,051
Principal Payments on Long-Term Debt		-	-	(1,597)	-	(1,597)
Principal Payments on Long-Term Debt – Term Loan	-		(2,057)	-	-	(2,057)
Principal Payments on Long-Term Debt - ABL Line of Credit	-		(888,344)	-	-	(888,344)
Equity Investment	-		-	-	-	-
Purchase of Interest Rate Cap Contract	-		(3,360)	-	-	(3,360)
Payment of Dividends	(3,000)		(3,000)	-	3,000	(3,000)
Receipt of Dividends	3,000		-	-	(3,000)	-

Net Cash Used in Financing Activities	-		(39,710)	(1,597)	-	(41,307)

Decrease in Cash and Cash Equivalents	-		(2,326)	(11,965)	-	(14,291)
Cash and Cash Equivalents at Beginning of Period	-		4,114	35,987	-	40,101

Cash and Cash Equivalents at End of Period	$-		$1,788	$24,022	$-	$25,810

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by (Used in) Operations	$-	$4,136	$93,841	$-	$97,977

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(30,012)	(65,603)	-	(95,615)
Change in Restricted Cash and Cash Equivalents	-	-	61	-	61
Proceeds from Sale of Property and Equipment and Assets Held for Sale	-	-	2,429	-	2,429
Proceeds From Sale of Partnership Interest	-	-	-	-	-
Lease Acquisition Costs	-	-	(7,136)	-	(7,136)
Issuance of Notes Receivable	-	(72)	-	-	(72)
Other	-	20	-	-	20

Net Cash Used in Investing Activities	-	(30,064)	(70,249)	-	(100,313)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	685,655	-	-	685,655
Principal Payments on Long Term Debt	-	-	(1,448)	-	(1,448)
Principal Payments on Long Term Debt – Term Loan	-	(11,443)	-	-	(11,443)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(663,056)	-	-	(663,056)
Equity Investment	-	-	-	-	-
Purchase of Interest Rate Cap Contract	-	(424)	-	-	(424)
Payment of Dividends	(725)	(725)	-	725	(725)
Receipt of Dividends	725	-	-	(725)	-

Net Cash Provided by (Used in) Financing Activities	-	10,007	(1,448)	-	8,559

Increase (Decrease) in Cash and Cash Equivalents	-	(15,921)	22,144	-	6,223
Cash and Cash Equivalents at Beginning of Period	-	20,035	13,843	-	33,878

Cash and Cash Equivalents at End of Period	$-	$4,114	$35,987	$-	$40,101

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended June 2, 2007

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-	$55,229	$40,787	$-	$96,016

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(17,453)	(51,735)	-	(69,188)
Changes in Restricted Cash and Cash Equivalents	-	-	11,063	-	11,063
Proceeds Received from Sale of Property and Equipment and Assets Held for Sale	-	-	4,669	-	4,669
Proceeds Received from Sale of Partnership Interest	-	-	850	-	850
Lease Acquisition Costs	-	-	-	-	-
Issuance of Notes Receivable		(67)			(67)
Other	-	-	82	-	82

Net Cash Used in Investing Activities	-	(17,520)	(35,071)	-	(52,591)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	-	649,655	-	-	649,655
Principal Payments on Long Term Debt	-	-	(1,384)	-	(1,384)
Principal Payments on Long Term Debt – Term Loan	-	(13,500)	-	-	(13,500)
Principal Payments on Long Term Debt – ABL Line of Credit	-	(702,894)	-	-	(702,894)
Equity Investment	-	300	-	-	300
Receipt of Dividends	100	-	-	(100)	-
Payment of Dividends	(100)	(100)	-	100	(100)

Net Cash Used in Financing Activities	-	(66,539)	(1,384)	-	(67,923)

Increase (Decrease) in Cash and Cash Equivalents	-	(28,830)	4,332	-	(24,498)
Cash and Cash Equivalents at Beginning of Period	-	48,865	9,511	-	58,376

Cash and Cash Equivalents at End of Period	$-	$20,035	$13,843	$-	$33,878

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Accounts Written Off or Deductions (2)	Balance at End of Period

35 weeks ended January 30, 2010
Allowance for doubtful accounts	$629	$1,993	$-	$2,109	$513
Sales reserves	$6,161	$(3,182)	$177,393	$177,781	$2,591
Year ended May 31, 2009
Allowance for doubtful accounts	$634	$2,832	$-	$2,837	$629
Sales reserves	$6,400	$-	$239,511	$239,750	$6,161
Year ended May 31, 2008
Allowance for doubtful accounts	$969	$2,977	$-	$3,312	$634
Sales reserves	$5,500	$-	$223,336	$222,436	$6,400
Year ended June 2, 2007
Allowance for doubtful accounts	$199	$2,826	$-	$2,056	$969
Sales reserves	$1,900	$-	$165,932	$162,332	$5,500

Notes:
(1) Charged to merchandise sales.
(2) Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, January 30, 2010. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2010.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 30, 2010, our internal control over financial reporting was effective.

This transition report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this transition report.

Changes in Internal Control Over Financial Reporting

During our last fiscal quarter, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          Other Information.

None.

Part III

Item 10.         Directors, Executive Officers and Corporate Governance.

Identification of Our Directors

           Set forth below is the biographical information for each of our current directors, including age, business experience, memberships on committees of our Board of Directors (Board of Directors), the date when each director first became a member of our Board of Directors, and the experience, qualifications, attributes or skills that caused the Board of Directors to conclude that the person should serve as a director.

Joshua Bekenstein — Director.  Mr. Bekenstein, 51, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee.  Mr. Bekenstein is currently a Managing Director of Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Bright Horizons Family Solutions, Dollarama, Michaels Stores, Toys “R” Us and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University.  Mr. Bekenstein possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.  Mr. Bekenstein’s service as a member of the boards of directors of several other companies (including other retailers) provides him with substantial knowledge of a full range of corporate and board functions.

Jordan Hitch — Director.  Mr. Hitch, 43, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee.  Mr. Hitch is currently a Managing Director of Bain Capital, having joined the firm in 1997. Mr. Hitch serves as a board member of Bombardier Recreational Products, Guitar Center and MC Communications. Prior to joining Bain Capital, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch received an M.B.A., with distinction, from the University of Chicago Graduate School of Business and a B.S. in Mechanical Engineering from Lehigh University.  Mr. Hitch possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.

 David Humphrey — Director.  Mr. Humphrey, 33, has served as a member of our Board of Directors since September 2009 and currently serves as a member of our Audit Committee.  Mr. Humphrey is currently a Principal in the Private Equity group of Bain Capital, having joined the firm in 2001. Mr. Humphrey serves on the board of directors of Bright Horizons Family Solutions.  Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001.   Mr. Humphrey received an M.B.A. from Harvard Business School and a B.A. from Harvard University.  Mr. Humphrey has substantial knowledge of the capital markets from his experience as an investment banker and is valuable to the Board of Directors’ discussions of our capital and liquidity needs.

 Thomas A. Kingsbury — President, Chief Executive Officer and Director.  Mr. Kingsbury, 57, has served as our President and Chief Executive Officer, and on our Board of Directors, since December 2008.   Prior to joining us, Mr. Kingsbury served as Senior Executive Vice President—Information Services, E-Commerce, Marketing and Business Development of Kohl’s Corporation from August 2006 to December 2008.   Prior to joining Kohl’s, Mr. Kingsbury served in various management positions with The May Department Stores Company commencing in 1976 and as President and Chief Executive Officer of the Filene’s division since February 2000.   Mr. Kingsbury received a BBA degree from the University of Wisconsin-Madison.  Mr. Kingsbury’s day-to-day leadership and experience as our President and Chief Executive Officer gives him unique insights into our challenges, opportunities and operations.

          Jay Margolis — Director.  Mr. Margolis, 61, has served as a member of our Board of Directors since December 2009.  Mr. Margolis most recently served as CEO of Limited Corporation where he oversaw operations of Limited Brands’ Apparel Division (Express and Limited Stores) and was responsible for revamping the product line as well as operations.  Mr. Margolis has served as President or Chief Executive Officer of seven retail apparel corporations. Prior to Limited Corporation, Mr. Margolis served as President, Chief Operating Officer & Director of Reebok International Ltd. and as Chief Executive Officer & Chairman of the Board of Esprit de Corporation, USA.  He also held senior executive positions at Tommy Hilfiger Inc., Liz Claiborne Inc., Cluett Peabody, Inc., Ron Chereskin Menswear and Bidermann Industries.  Mr. Margolis currently serves on the Board of Directors of Boston Beer Company, and Godiva Chocolatier, Inc.  He earned his B.A. degree from Queens College, part of The City University of New York.  Mr. Margolis has extensive executive experience within the retail industry and brings a unique and valuable perspective to the Board of Directors.

Mark Verdi — Director.  Mr. Verdi, 43, has served as a member of our Board of Directors since October 2007 and currently serves as a member of our Audit Committee.  Mr. Verdi is currently a Managing Director in the Portfolio Group of Bain Capital, having joined the firm in 2004. Mr. Verdi serves on the board of managers of OSI Restaurant Partners.  Prior to joining Bain Capital, Mr. Verdi worked at IBM Global Services from 2001 to 2004.  From 1996 to 2001, Mr. Verdi served as Senior Vice President of Finance and Operations and a member of the board of directors of Mainspring, Inc., a publicly held strategy consulting firm.  From 1988 to 1996, Mr. Verdi held various positions at PricewaterhouseCoopers.  Mr. Verdi received an M.B.A. from Harvard Business School and a B.S. from the University of Vermont.  Mr. Verdi possesses valuable financial expertise, including extensive experience in corporate finance and accounting and extensive experience providing strategic advisory services to numerous organizations.

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

                 Our Board of Directors currently consists of six members.  Each director shall hold office until a successor is duly elected and qualified or until his earlier death, resignation or removal as provided in our By-Laws.  Directors may be removed at any time, with or without cause, by the holders of a majority of the shares then entitled to vote at an election of directors. Our Board of Directors currently has two standing committees: an Audit Committee and a Compensation Committee.

Nominees to Board of Directors

 Since the date of the Stockholders Agreement there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors has a separately designated audit committee consisting of Messrs. Verdi and Humphrey. Our Board of Directors has determined that each of its members is financially literate.  However, as we are now privately held and controlled by affiliates of Bain Capital, our Board of Directors has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.

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

Michael Geraghty — Chief Operating Officer.  Mr. Geraghty, 60, has served as our Chief Operating Officer since January 2010.  Prior to joining us, Mr. Geraghty served as Executive Vice President of Operations of Lord and Taylor from September 2007 to August 2008.  Prior to joining Lord and Taylor, Mr. Geraghty served as the Chairman of Filene's/Kaufman's, a division of Macy’s-Federated, from September 2004 to May 2006.  Mr. Geraghty served as Chief Financial Officer of Filene's/Kaufman's from November 1996 to August 2004 and, prior to that, held various other positions within the May organization, Marshall's and Abraham and Straus.  Mr. Geraghty holds a BBA degree from Iona College and an MBA from St. John’s University.

                 Marc Katz — Executive Vice President of Merchandise Planning and Allocation.  Mr. Katz, 45, has served as our Executive Vice President of Merchandise Planning and Allocation since December 2009.  From the commencement of his employment with us in July 2008 through December 2009, Mr. Katz served as our Executive Vice President and Chief Accounting Officer.  Prior to joining us, Mr. Katz served as Executive Vice President and Chief Financial Officer of A.C. Moore Arts & Crafts, Inc., a specialty retailer of arts, crafts and floral merchandise, from September 2006 to June 27, 2008.  From May 2003 to September 2006, Mr. Katz was Senior Vice President and Chief Information Officer of Foot Locker, Inc., a specialty retailer of athletic footwear, apparel and related items.  Mr. Katz served as Vice President and Chief Information Officer of Foot Locker from July 2002 to May 2003.  From 1997 to 2002, Mr. Katz served in the following capacities at the financial services center of Foot Locker: Vice President and Controller from July 2001 to July 2002; Controller from December 1999 to July 2001; Retail Controller from October 1997 to December 1999; and Director of Inventory Control from June 1997 to October 1997. Prior to his employment with Foot Locker, Mr. Katz served for eight years in various financial positions at The May Department Stores Company, an operator of department store chains.  Mr. Katz received an M.B.A. from Saint Louis University and a Bachelor’s Degree in Business Administration from the University of Missouri – St. Louis.

Joyce Manning Magrini — Executive Vice President – Human Resources.  Ms. Magrini, 55, has served as our Executive Vice President – Human Resources since November 2009.  Prior to joining us, Ms. Magrini served as Executive Vice President - Administration of Finlay Jewelry since June 2005.  From March 1999 to June 2005, Ms. Magrini served as Senior Vice President of Human Resources of Finlay Jewelry and from January 1995 to February 1999, Ms. Magrini was Vice President of Human Resources of Finlay Jewelry.  Ms. Magrini held various human resources and customer service positions at Macy’s from 1978 through December 1994.  Ms. Magrini holds a BA degree from Montclair State University, and a JD degree from Seton Hall University.

Todd Weyhrich — Executive Vice President and Chief Financial Officer.  Mr. Weyhrich, 46, has served as our Executive Vice President and Chief Financial Officer since November 2007.  From the commencement of his employment with us in August 2007 through November 2007, Mr. Weyhrich served as our Chief Accounting Officer and interim Chief Financial Officer.  Prior to joining us, Mr. Weyhrich served as Chief Financial Officer of Arby’s Restaurant Group, Inc. from May 2004 to June 2006.   From February 2003 to April 2004, he served as Senior Vice President – Merger Integration of The Sports Authority and served as Senior Vice President – Controller and Logistics of The Sports Authority from February 2001 to February 2003.  Prior to that, Mr. Weyhrich was Senior Vice President – Finance from 2000 to 2001 and Vice President – Controller from 1995 to 2000 of Pamida Holdings Corporation, which became a wholly-owned subsidiary of ShopKo Stores, Inc. in July 1999.  Prior to that, Mr. Weyhrich served in various capacities, most recently as Audit Senior Manager, with Deloitte & Touche LLP from 1985 to 1995.  Mr. Weyhrich received a Bachelors Degree in Business Administration from Wayne State College in Wayne, Nebraska.

We do not know of any arrangements or understandings between any of our executive officers and any other person pursuant to which he or she was or is to be selected as an officer, other than any arrangements or understandings with our officers acting solely in their capacities as such.

Code of Ethics

    We have adopted a written Code of Business Conduct and Ethics (Code of Business Conduct) which applies to all of our directors, officers and other employees, including our principal executive officer, principal financial officer and controller.  In addition, we have adopted a written Code of Ethics for the Chief Executive Officer and Senior Financial Officers (Code of Ethics) which applies to our principal executive officer, principal financial officer, controller and other designated members of our management.  We will provide any person, without charge, upon request, a copy of our Code of Business Conduct or Code of Ethics.  Such requests should be made in writing to the attention of our Corporate Counsel at the following address: Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

Section 16(a) Beneficial Ownership Reporting Compliance

As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, none of our directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the transition period ended January 30, 2010 (Transition Period).

Item 11.   Executive Compensation

Compensation Discussion and Analysis

On February 25, 2010, our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  This change commenced with the transition period commencing on May 31, 2009 and ending on January 30, 2010.  Accordingly, the following Compensation Discussion and Analysis describes the material elements of compensation for our most highly compensated executive officers as of January 30, 2010 (collectively our named executive officers).  The specific amounts paid or payable to our named executive officers with respect to the transition period are disclosed in the tables and narrative following this Compensation Discussion and Analysis. The following discussion cross-references those specific tabular and narrative disclosures where appropriate.

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

•	tie a significant portion of each named executive officer’s compensation to our financial performance; and

•	promote and reward the achievement of objectives that our Board of Directors believes will lead to long-term growth in shareholder value.

New Members of Our Management Team

New members of our management team include Messrs. Kingsbury and Katz, each of whom joined us in Fiscal 2009, and Mr. Geraghty and Ms. Magrini, each of whom joined us during the transition period, in line with our overall goal of attracting superior talent. Consequently, the process for determining the compensation of Ms. Magrini and Messrs. Kingsbury, Geraghty and Katz was significantly influenced by our need to attract new and additional talent.

Prior to hiring a new executive officer to fill a vacant or a newly created position, we typically described the responsibilities of the position and the skills and level of experience required for the position to one or more national executive search firms. The search firm(s) informed us about the compensation ranges of executives in positions with similar responsibilities at comparable companies, and provided us with guidance as to how different skills and levels of experience impact those compensation ranges.   By using the information obtained from the search firms, as well as information obtained from compensation surveys, the Committee determined target compensation ranges for the positions we were seeking to fill, taking into account the individual candidates’ particular skills and levels of experience.  In specific circumstances, when making an offer to a new executive officer, the Committee also considered other factors such as the amount of unvested compensation that the executive officer had with his former employer.

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

Mix of Total Compensation

In regard to the allocation of the various pay elements within the total compensation program, no formula or specific weightings or relationships are used. Cash compensation includes base salary and annual incentive awards which, for our named executive officers, are targeted to a percentage of base salary to emphasize performance-based compensation, rather than salaries or other forms, which are fixed compensation. Perquisites and other types of non-cash benefits are used on a limited basis and, other than certain relocation and temporary living expenses reimbursed by us, represent only a small portion of total compensation for our named executive officers. Equity compensation includes long-term incentives, which provide a long-term capital appreciation element to our executive compensation program and are not performance-based.

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

Mr. Geraghty and Ms. Magrini were hired by us during the Transition Period, Messrs. Kingsbury and Katz were hired by us during Fiscal 2009, and Mr. Weyhrich was hired by us during Fiscal 2008.  Accordingly, their initial base salaries were determined through the “executive search firm” process described above under the caption entitled “New Members of Our Management Team.”  Effective as of November 2007, Mr. Weyhrich received an increase in salary of $100,000 from $350,000 to $450,000 to reflect his promotion to Chief Financial Officer.  Mr. Weyhrich was appointed as our Chief Financial Officer in November 2007 after having served as our interim Chief Financial Officer since the commencement of his employment with us in August 2007.   The base salaries of each of our named executive officers in fiscal years after the fiscal year (or the Transition Period, as applicable) in which they were hired are subject to annual review by the Committee.

The Committee reviewed the annual base salary rates for Messrs. Kingsbury, Katz and Weyhrich during the Transition Period and, pursuant to this review, determined that their base salaries were generally appropriate for the position and responsibilities assigned to each named executive officer and should not be increased.   As Mr. Geraghty and Ms. Magrini were hired by us during the Transition Period, neither of them was eligible for a base salary increase in connection with the Committee’s review.

Annual Incentive Awards

Annual incentive awards are an important part of the overall compensation we pay our named executive officers. Unlike base salary, which is fixed, annual incentive awards are paid only if specified performance levels are achieved. We believe that annual incentive awards encourage our named executive officers to focus on specific short-term business and financial goals. Our named executive officers are eligible to receive annual cash incentive awards under our annual Management Incentive Bonus Plan (Bonus Plan).  Notwithstanding the fiscal year change described above, the Committee determined that the Bonus Plan will be administered based on our prior fiscal calendar such that awards will be established with reference to performance for the twelve months ending on May 29, 2010 (Bonus Period).  Accordingly, and as described in the Summary Compensation Table below, amounts actually paid to each of our named executive officers pursuant to the Bonus Plan with respect to the Bonus Period, if any, will be disclosed in a filing under Item 5.02(f) of Form 8-K.

       Under the Bonus Plan, each named executive officer has an annual incentive target expressed as a percentage of his or her base salary. For the Bonus Period, our named executive officers (other than Mr. Kingsbury) have an annual incentive award target of up to 50% of their base salary under the Bonus Plan.  Mr. Kingsbury has an annual incentive award target of up to 100% of his base salary under the Bonus Plan for the Bonus Period.  As described below, each named executive officer’s annual incentive award will be based on a combination of our Adjusted EBITDA results (Financial Component) and his or her personal performance (Performance Component) during the Bonus Period.  We believe that this methodology more closely aligns the named executive officer’s interests with our stockholders’ interests (as we believe that Adjusted EBITDA is a more accurate indicator of our financial performance) while also rewarding each of the named executive officers for his or her individual performance. We calculate Adjusted EBITDA, for this purpose, as earnings before interest, tax, depreciation and amortization with certain adjustments.

Our Adjusted EBITDA target is set at a level in excess of projections included in our financial plan disclosed to our lenders each year.  In this manner, our Board of Directors seek to motivate our named executive officers and other employees who participate in the Bonus Plan and encourage them to stretch to achieve corporate performance which exceeds expectations.  Our Adjusted EBITDA target, while achievable, is set at a level that represents challenging performance goals linked to exceeding the Company’s financial plan.

Subject to adjustment based on the Performance Component determination discussed in the following paragraph, (i) achievement at the target Adjusted EBITDA would result in a potential payout at the target level (i.e., 100% of Mr. Kingsbury’s base salary and 50% of each other named executive officer’s base salary); (ii) if Adjusted EBITDA performance is less than the established Adjusted EBITDA target but greater than a predetermined threshold Adjusted EBITDA, each named executive officer would be eligible for an incentive bonus equivalent to a fractional share of his or her target bonus determined by the proportion of the Adjusted EBITDA achieved in relation to target Adjusted EBITDA; and (iii) if Adjusted EBITDA is greater than target Adjusted EBITDA, each named executive officer would be eligible for his or her target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the Adjusted EBITDA target (not subject to any maximum amount).  If Adjusted EBITDA is less than the threshold Adjusted EBITDA, no bonus would be payable.

              Once the Committee assesses the Financial Component described in the immediately preceding paragraph, specific payments to each named executive officer depend on the Committee’s rating of his or her personal performance during the Bonus Period.  A rating of “Meets Expectations” means that the named executive officer has generally met his or her individual performance objectives for the year and would be eligible to receive up to 100% of his or her target bonus.  A rating of “Exceeds Expectations” means that a named executive officer has exceeded his or her individual performance objectives and would be eligible to receive up to 110% of his or her target bonus. Finally, a rating of “Outstanding” means that a named executive officer has substantially exceeded his or her individual performance objectives and would be eligible to receive up to 125% of his or her target bonus. Where a participant is rated below “Meets Expectations,” no bonus would be payable.

     Notwithstanding the foregoing formulas, the Committee has the discretion to pay more or less than the formula amount to any named executive officer.  Following the conclusion of the Bonus Period, the Committee will assess the Financial Component and the Performance Component and, as applicable, grant awards under the Bonus Plan.

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

Options

Upon commencement of their employment with us, Ms. Magrini and Messrs. Kingsbury, Weyhrich, Geraghty and Katz received options to purchase 10,000, 100,000, 12,500, 12,000, and 10,000 units under the Incentive Plan, respectively.  As provided for under his employment agreement with us, Mr. Weyhrich received options to purchase an additional 7,500 units concurrently with his elevation to Chief Financial Officer in November 2007.   On July 22, 2009, Mr. Katz received options to purchase an additional 10,000 units.

                The amounts of each named executive officer’s option awards were based on their position with us and the total target compensation packages deemed appropriate for their positions.  The Committee concluded that these awards were reasonable and consistent with the nature of the individuals’ responsibilities.

      Options granted to our named executive officers prior to April 2009 under the Incentive Plan are exercisable in three tranches; options granted to our named executive officers from and after April 2009 under the Incentive Plan are exercisable in two tranches.  Grants are made at or above fair market value, and the tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to encourage long-term performance by tying the value of the options to long-term increases in the value of Parent’s common stock.  Option awards granted to (i) Mr. Geraghty vest 33.34% on the first anniversary of the grant date, 33.33% on the second anniversary of the grant date, and 33.33% on the day immediately preceding the third anniversary of the grant date, and (ii) each named executive officer other than Mr. Geraghty vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years.  All options become exercisable upon a change of control and, unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option agreement provides a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or Mr. Kingsbury resigns with good reason), units issued upon the exercise of vested options will be callable under our Stockholders Agreement, and unexercised vested options will be exercisable for a period of 60 days (except with respect to Mr. Geraghty, whose option agreement provides that if Mr. Geraghty’s employment terminates on or after the day immediately preceding the third anniversary of the grant date for any reason other than for cause, his options will remain exercisable until the earlier of (a) 18 months after cessation of employment or (b) January 4, 2020).  The final exercise date for any option granted is the tenth anniversary of the grant date.

On April 24, 2009, our Board of Directors approved amendments to all outstanding option agreements between us and our employees, including certain of our named executive officers, to exchange eligible options on a one-for-one basis for replacement options and re-price certain options to a lower exercise price.  All then-current employees who previously received options were permitted to exchange options with an exercise price of $270 per unit for an equal number of options with an exercise price of $90 per unit and a new five year vesting schedule commencing on April 24, 2009.  In addition, all then-current employees with options having an exercise price of $100 per unit were eligible to have the exercise price of such options re-priced to $90 per unit with no loss of vesting.  These amendments were designed to create better incentives for employees to remain with us and contribute to achieving our business objectives.

              Restricted Stock

               Upon commencement of his employment with us, Mr. Kingsbury received an award of 7,500 units of restricted stock.   In the judgment of the Committee, this grant was appropriate for Mr. Kingsbury’s position and was instrumental to our successful recruiting of Mr. Kingsbury as our President and Chief Executive Officer.

              On April 24, 2009, our Board of Directors granted one-time awards of units of restricted stock to certain of our management employees, including certain of our named executive officers as follows:  Mr. Kingsbury – 3,611; Mr. Weyhrich – 4,444; and Mr. Katz – 4,000.  The amount of each named executive officer’s restricted stock award was based on his position with us and the total target compensation package deemed appropriate for his position.  The Committee concluded that these awards were reasonable and consistent with the nature of the named executive officer’s responsibilities.

              Units of restricted stock granted (i) on April 24, 2009 to (a) each of our named executive officers other than Mr. Kingsbury will vest 50% on April 24, 2011 and 50% on April 24, 2012; and (b) Mr. Kingsbury will vest as follows: 1,805 on April 24, 2011 and 1,806 on April 24, 2012; and (ii) to Mr. Kingsbury on December 2, 2008 will vest one-third on each of December 2, 2010 and December 2, 2011.  One-third of the units of restricted stock granted to Mr. Kingsbury on December 2, 2008 vested on December 2, 2009.  Except as otherwise noted:

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

•	all vested units of restricted stock are callable under the Stockholders Agreement; and

•	holders of unvested restricted units have the right to vote such units but cannot dispose of them until such units have vested.

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

Perquisites or Other Personal Benefits

Although our named executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees, we do provide our named executive officers with perquisites that the Committee believes are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. We provide each of our named executive officers with the use of a company car, company paid car maintenance, and reimbursement of gas and insurance expenses.  Additionally, certain of our newly hired named executive officers have received reimbursement of certain relocation and temporary living expenses (subject to clawback in the event of termination on the conditions specified in each such named executive officer’s employment agreement).

                 Other than certain relocation and temporary living expenses reimbursed by us, these perquisites or other personal benefits represent a relatively modest portion of each named executive officer’s total compensation.  The cost of these perquisites or other personal benefits to us is set forth below in the Summary Compensation Table below under the column “All Other Compensation,” and detail about each element is set forth in the footnote table following the Summary Compensation Table.

Tax and Accounting Considerations

We structure our compensation program in a manner that is consistent with our compensation philosophy and objectives.  However, in the course of making decisions about executive compensation, the Committee takes into account certain tax and accounting considerations. For example, they take into account Section 409A of the Internal Revenue Code regarding non-qualified deferred compensation.  In making decisions about executive compensation, they also consider how various elements of compensation will affect our financial reporting. For example, they consider the impact of FASB ASC Topic 718 – Stock Compensation, which requires us to recognize the cost of employee services received in exchange for awards of equity instruments based upon the grant date fair value of those awards.

While it is the general intention of the Committee to design the components of our executive compensation program in a manner that is tax efficient for both us and our named executive officers, there can be no assurance that they will always approve compensation that is advantageous for us from a tax perspective.

Termination Based Compensation

Severance arrangements applicable to our named executive officers are set forth in each of their respective employment agreements.  We believe these arrangements play an important role in protecting our highly competitive business by restricting our executive officers from working for a competitor during the specified severance period.  Additionally, each named executive officer’s option grant agreement and restricted stock agreement (if applicable) contains terms regarding vesting in connection with the termination of employment and changes in control.  A detailed discussion of compensation payable upon termination or a change in control is provided below under the caption entitled “Potential Payments Upon Termination or Change-in-Control.”

Compensation Committee Report

We, the Compensation Committee of the Board of Directors of Burlington Coat Factory Investments Holdings, Inc., have reviewed and discussed the “Compensation Discussion and Analysis” set forth above with management and, based on such review and discussions, recommended to the Board of Directors that the “Compensation Discussion and Analysis” set forth above be included in this Transition Report on Form 10-K.

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

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our named executive officers for Fiscal 2008, Fiscal 2009 and the transition period commencing May 31, 2009 and ending on January 30, 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (8)	Option Awards ($) (9)	Non-Equity Incentive Plan Compensation ($)(10)	All Other Compensation ($) (11)	Total ($)
Thomas A. Kingsbury, President and Chief Executive Officer	5/31/09-1/30/2010 2009	556,260 422,381	– –	– 769,809	– 3,169,250	– 451,128	4,250 357,477	560,510 5,170,045

Todd Weyhrich, Executive Vice President and Chief Financial Officer	5/31/09-1/30/2010 2009 2008	294,396 508,942 335,654	– – 212,000 (1)	– 203,535 --	– 52,430 1,049,918	– 241,245 –	15,969 12,402 565,356	310,365 1,018,554 2,162,928

Michael Geraghty, Chief Operating Officer (2)	5/31/09-1/30/2010	28,846	35,000 (3)	–	500,200	–	14,250	578,296

Joyce Manning Magrini, Executive Vice President – Human Resources (4)	5/31/09-1/30/2010	90,386	150,000 (5)	–	263,400	–	24,276	528,062

Marc Katz, Executive Vice President of Merchandise Planning and Allocation (6)	5/31/09-1/30/2010 2009	261,688 358,461	– 300,000 (7)	– 183,200	245,967 281,869	– 214,440	13,869 39,666	521,524 1,377,636

(1) Represents a bonus in lieu of direct participation in the Bonus Plan for the first year of employment pursuant to the terms of Mr. Weyhrich’s employment agreement.

(2) Mr. Geraghty has served as our Chief Operating Officer since January 4, 2010.

(3) Represents a sign-on bonus pursuant to the terms of Mr. Geraghty’s employment agreement.

(4) Ms. Magrini has served as our Executive Vice President – Human Resources since November 2, 2009.

(5) Represents a sign-on bonus pursuant to the terms of Ms. Magrini’s employment agreement.

(6) Effective as of December 22, 2009, Mr. Katz assumed the role of Executive Vice President of Merchandise Planning and Allocation of the Company and ceased serving as the Company’s Principal Accounting Officer.

(7) Represents, pursuant to the terms of Mr. Katz’s employment agreement, a repair bonus in the amount of $300,000 to recompense Mr. Katz for bonuses from his prior employer which were forfeited by reason of Mr. Katz’s employment with us.

(8) Represents the aggregate grant date fair value of awards of restricted units of Parent’s common stock.  Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 14 to our Consolidated Financial Statements.   The vesting terms and conditions of restricted stock awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”

 (9) Represents the aggregate grant date fair value of awards of options to purchase units of Parent’s common stock.  With respect to each of Messrs. Kingsbury, Weyhrich and Katz, the amount shown in Fiscal 2009 includes the incremental value (calculated in accordance with FASB ASC Topic 718) of the repriced and exchanged options described below under the caption entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and the table entitled “Outstanding Equity Awards at Fiscal Year-End.”  Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 14 to our Consolidated Financial Statements.  The amount of compensation, if any, actually realized by a named executive officer from the exercise and sale of vested options will depend on numerous factors, including the continued employment of the named executive officer during the vesting period of the award and the amount by which the unit price on the day of exercise and sale exceeds the option exercise price. The vesting terms and conditions of option awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”

(10) As described above under the caption entitled “Annual Incentive Awards,” the award actually earned by each named executive officer pursuant to the Bonus Plan for the transition period, if any, is not calculable as of the filing of this report.  Accordingly, amounts actually earned by each of our named executive officers, if any, will be determined following the conclusion of the Bonus Period and disclosed in a filing under Item 5.02(f) of Form 8-K.

(11) The amounts reported in this column for the transition period represent the following:

Name	Relocation Expenses($)(a)	Company Matching 401(k) Contributions ($)	Automobile Reimbursement ($)(b)	Other Perquisites or Contractual Arrangements ($)(c)	Total ($)
Thomas A. Kingsbury	–	–	4,250	–	4,250

Todd Weyhrich	–	9,800	6,169	–	15,969

Michael Geraghty	–	–	14,250	–	14,250

Joyce Manning Magrini	6,100	–	14,209	3,964	24,273

Marc Katz	–	9,800	4,069	–	13,869

(a) Consists of  payment for certain housing accommodations.

(b) Consists of the following incremental costs to us associated with the provision of the use of a company car: (i) the value of the use of the company car purchased in the Transition Period for Mr. Geraghty ($13,250) and Ms. Magrini ($12,750); (ii) $1,000 of automobile insurance costs incurred by each named executive officer; (iii) fuel expenses in the following amounts: Mr. Kingsbury: $2,690; Mr. Weyhrich - $2,080; Ms. Magrini - $459; and Mr. Katz - $1,608; and (iv) maintenance expenses in the following amounts: Mr. Kingsbury: $560; Mr. Weyhrich - $3,089; and Mr. Katz - $1,461.  We incurred the following costs to purchase new cars for each of the following named executive officers in prior fiscal years: Mr. Weyhrich - $62,171 (Fiscal 2008); Mr. Kingsbury - $50,324 (Fiscal 2009) and Mr. Katz - $32,931 (Fiscal 2009).

(c) Represents amounts reimbursed by us for Consolidated Omnibus Budget Reconciliation Act (COBRA) continuation coverage premiums.

Grants of Plan-Based Awards

The following table sets forth information regarding our grants of plan-based awards to our named executive officers during the transition period commencing May 31, 2009 and ending on January 30, 2010:

Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date				All Other Stock Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Unit) (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
		Threshold ($)	Target ($)	Maximum ($)(2)
Thomas A. Kingsbury	N/A	286,058	572,115	-	-	-	-	-

Todd Weyhrich	N/A	151,443	302,885	-	-	-	-	-

Michael Geraghty	N/A 1/4/2010 1/4/2010	18,544 - -	37,088 - -	- -	- - -	- 8,000 4,000	- 90 180	- 378,160 122,040

Joyce Manning Magrini	N/A 11/2/2009 11/2/2009	43,269 - -	86,538 - -	- - -	- - -	- 6,667 3,333	- 90 180	- 180,476 82,925

Marc Katz	N/A 7/22/2009 7/22/2009	134,615 - -	269,231 - -	- - -	- - -	- 6,667 3,333	- 90 180	- 168,208 77,759

 (1)  The amounts shown are pro rated to reflect the 35 week transition period within the Bonus Period and represent the threshold and target payments the named executive officer will be eligible to receive under our Bonus Plan in the event that the named executive officer “Meets Expectations” pursuant to the Performance Component.  As discussed in more detail under the section above entitled “Annual Incentive Awards,” the amounts that may be earned during the transition period under the Bonus Plan are not calculable through the date of this report. The amounts actually earned by each of our named executive officers, if any, will be disclosed in a filing under Item 5.02(f) of Form 8-K.

(2)  Under the Bonus Plan, each named executive officer is eligible for his or her target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the Adjusted EBITDA target in the event that actual Adjusted EBITDA is greater than target Adjusted EBITDA (subject to adjustment based on the Performance Component determination discussed under the section above entitled “Annual Incentive Awards”).  Accordingly, the Bonus Plan provides for unlimited potential awards and, as such, this column contains no maximum values.  For additional information regarding the Bonus Plan, please refer to the section above entitled “Annual Incentive Awards.”

(3) The amounts shown represent the options to purchase units of Parent’s common stock granted to each named executive officer under the Incentive Plan during the transition period.  The options granted to (i) Ms. Magrini and Mr. Katz vest 40% on the second anniversary of the grant date with the remaining options vesting ratably over the subsequent three years, and (ii) Mr. Geraghty vest 33.34% on the first anniversary of the grant date, 33.33% on the second anniversary of the grant date, and 33.33% on the day immediately preceding the third anniversary of the grant date.  For additional information regarding these grants, please refer to the section above entitled “Long Term Incentives.”

(4)  All grants of options have an exercise price equal to or greater than the fair market value of the units of Parent’s common stock on the date of grant.  Because we are a privately-held company and there is no market for units of Parent’s common stock, fair market value is determined by our Board of Directors based on available information that is material to the value of units of Parent’s common stock.

(5)  The amounts shown in this column reflect the grant date fair value of the option awards calculated in accordance with FASB ASC Topic 718.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

              We have written employment agreements with each of our named executive officers that provide for, among other things, the payment of base salary, reimbursement of certain costs and expenses, and for each named executive officer’s participation in our Bonus Plan and employee benefit plans. Additionally, we have written agreements with each named executive officer pursuant to which we have granted them units of restricted stock and/or options to purchase units under our Incentive Plan.  For additional information regarding such grants, please refer to the section above entitled “Long Term Incentives.”

              In addition, each employment agreement specifies payments and benefits that would be due to such named executive officer upon the termination of his or her employment with us.  For additional information regarding amounts payable upon termination to each of our named executive officers, see the discussion below under the caption entitled “Potential Payments Upon Termination or Change in Control.”

             On April 24, 2009, our Board of Directors approved amendments to all outstanding option agreements between us and our employees, including certain of our named executive officers, to exchange eligible options on a one-for-one basis for replacement options and re-price certain options to a lower exercise price.  All then-current employees who previously received options were permitted to exchange options with an exercise price of $270 per unit for an equal number of options with an exercise price of $90 per unit and a new five year vesting schedule commencing on April 24, 2009.  In addition, all then-current employees with options having an exercise price of $100 per unit were eligible to have the exercise price of such options re-priced to $90 per unit with no loss of vesting.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding stock options and units of unvested restricted stock held by each named executive officer as of January 30, 2010:

Name	Grant Date	Option Awards				Stock Awards
		Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($/Unit)	Option Expiration Date	Number of UnitsThat Have Not Vested (#) (5)	Market Value Of Units of Stock That Have Not Vested ($) (6)
Thomas A. Kingsbury	12/2/2008 12/2/2008 12/2/2008 12/2/2008 4/24/2009	– – – – –	– 50,000 (2) 25,000 25,000 (3) –	– 90 180 90 –	– 12/2/2018 12/2/2018 12/2/2018 –	5,000 – – – 3,611	300,550 – – – 217,057

Todd Weyhrich	8/21/2007 8/21/2007 8/21/2007 11/5/2007 11/5/2007 11/5/2007 4/24/2009	1,666 1,667 – 1,000 1,000 – –	2,500 (2) 2,500 4,167 (3) 1,500 (2) 1,500 2,500 (3) –	90 180 90 90 180 90 –	8/21/2017 8/21/2017 8/21/2017 11/5/2017 11/5/2017 11/5/2017 –	– – – – – – 4,444	– – – – – – 267,129

Michael Geraghty (4)	1/4/2010 1/4/2010	– –	8,000 4,000	90 180	1/4/2020 1/4/2020	– –	– –

Joyce Manning Magrini	11/2/2009 11/2/2009	– –	6,667 3,333	90 180	11/2/2019 11/2/2019	– –	– –

Marc Katz	7/9/2008 7/9/2008 7/9/2008 4/24/2009 7/22/2009 7/22/2009	– – – – – –	3,333 (2) 3,333 3,334 (3) – 6,667 3,333	90 180 90 – 90 180	7/9/2018 7/9/2018 7/9/2018 – 7/22/2019 7/22/2019	– – – 4,000 – –	– – – 240,440 – –

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

(4) The options granted to Mr. Geraghty vest 33.34% on the first anniversary of the grant date, 33.33% on the second anniversary of the grant date, and 33.33% on the day immediately preceding the third anniversary of the grant date.  Pursuant to the terms of his option agreement and subject to the Incentive Plan, Mr. Geraghty’s vested options will remain exercisable following cessation of employment for the shorter of (i) a period of 60 days or (ii) the period ending on January 4, 2020 (provided, however, that if Mr. Geraghty’s employment terminates on or after the day immediately preceding the third anniversary of the grant date for any reason other than for cause (as defined in his employment agreement), his options will remain exercisable until the earlier of (a) 18 months after cessation of employment or (b) January 4, 2020).

(5) Provided, in each case, that the named executive officer remains continuously employed by us on such date, the units of restricted stock granted to (i) each of the named executive officers other than Mr. Kingsbury on April 24, 2009 will vest 50% on April 24, 2011 and 50% on April 24, 2012; (ii) Mr. Kingsbury on April 24 will vest as follows: 1,805 on April 24, 2011 and 1,806 on April 24, 2012; and (iii) Mr. Kingsbury on December 2, 2008 will vest one-third on each of December 2, 2010 and December 2, 2011.  One-third of the units of restricted stock granted to Mr. Kingsbury on December 2, 2008 vested on December 2, 2009.

(6) The amounts set forth in this column represent the fair market value of the unvested shares of restricted stock held by the named executive officer using a valuation of $60.11 per unit.

Option Exercises and Stock Vested

    The following table sets forth information regarding the vesting of our named executive officers’ restricted stock during the transition period commencing May 31, 2009 and ending on January 30, 2010. None of our named executive officers exercised stock options during the transition period commencing May 31, 2009 and ending on January 30, 2010.

Name	Option Awards		Stock Awards
	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Thomas A. Kingsbury	–	–	2,500	150,275

Todd Weyhrich	–	–	–	–

Michael Geraghty	–	–	–	–

Joyce Manning Magrini	–	–	–	–

Marc Katz	–	–	–	–

(1) The value realized is equal to the fair market value of $60.11 per unit on the day of vesting multiplied by the number of units that vested.  The units of restricted stock included in the table with respect to Mr. Kingsbury vested on December 2, 2009.

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

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of payments and benefits that would be due to each of our named executive officers upon the termination of his employment with us, including termination in connection with a change of control.  The amounts in the table below assume that each termination was effective as of January 29, 2010 and are merely illustrative of the impact of a hypothetical termination of each executive’s employment.  The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.

Employment Agreements

                We maintain employment agreements with each of our named executive officers that provide certain benefits upon termination of employment.

Termination Without Cause or for Good Reason

                Each named executive officer’s employment agreement provides that he will be entitled to receive the following in the event that (i) his or her employment is terminated by us without “cause” or by him or her for “good reason” (as those terms are defined below), or (ii) the term of his or her employment expires on the expiration date specified in his or her employment agreement (as applicable):

•	all previously earned and accrued but unpaid base salary and vacation and unpaid business expenses up to the date of such termination;

•	as applicable, any unpaid guaranteed bonuses or unreimbursed permitted relocation expenses;

•	a pro-rated portion of the then current year’s annual target performance bonus under the Bonus Plan through the date of termination, based on actual results (Bonus Payment);

•	a severance payment (Severance Payment) equal to his or her then current base salary (in Mr. Kingsbury’s case, two times his then current base salary); and

•
full continuation of his hospital, health, disability, medical and life insurance benefits during the one-year period commencing on the date of termination (in Mr. Kingsbury’s case, a two year period commencing on the date of termination) (Healthcare Continuation).

Each named executive officer shall only be entitled to receive the Bonus Payment, Severance Payment and Healthcare Continuation in the event that he or she:

•	executes a release of claims in respect of his employment with us; and

•
has not breached, as of the date of termination or at any time during the period for which such payments or services are to be made, certain restrictive covenants (Restrictive Covenants) contained in his or her employment agreement regarding (i) confidentiality, (ii) intellectual property rights, and (iii) non-competition and non-solicitation (each of which extend for a period of one year (or two years, in the case of Mr. Kingsbury) following termination of employment).

   Our obligation to make such payments or provide such services will terminate upon the occurrence of any such breachduring such period.  Payments in connection with a termination without cause or for good reason shall be (unless otherwise provided) paid by us in regular installments in accordance with our general payroll practices.

           For purposes of each named executive officer’s employment agreement,

•
“cause” means the named executive officer (i) is convicted of a felony or other crime involving dishonesty  towards us or material misuse of our property; (ii) engages in willful misconduct or fraud with respect to us or any of our customers or suppliers or an intentional act of dishonesty or disloyalty in the course of his or her employment; (iii) refuses to perform his or her material obligations under his or her employment agreement which failure is not cured within 15 days after written notice to him or her; (iv) misappropriates one or more of our material assets or business opportunities; or (v) breaches a Restrictive Covenant which breach, if capable of being cured, is not cured within 10 days of written notice to him or her; and

•
“good reason” means the occurrence of any of the following events without the written consent of the named executive officer: (i) a material diminution of his or her duties or the assignment to him or her of duties that are inconsistent in any substantial respect with the position, authority or responsibilities associated with his or her position; (ii) our requiring him or her to be based at a location which is 50 or more miles from his or her principal office location on the date he or she commences employment with us; or (iii) a material breach by us of our obligations pursuant to his or her employment agreement (which breach goes uncured after notice and a reasonable opportunity to cure).  No such condition is deemed to be “good reason” unless (i) we are notified within 30 days of the initial existence of such condition and are provided with a period of at least 30 days from the date of notice to remedy the condition, and (ii) (a) with respect to each named executive officer other than Mr. Kingsbury, within 10 days after the expiration of such period (but in no event later than 120 days after the initial existence of the condition), the named executive officer actually terminates his or her employment with us by providing written notice of resignation for our failure to remedy the condition; or (b) with respect to Mr. Kingsbury, at any time during the period commencing 10 days after the expiration of such period and ending 180 days after Mr. Kingsbury’s knowledge of the initial existence of the condition (but in all events within two years after the initial existence of said condition), Mr. Kingsbury actually terminates his employment with us by providing written notice of resignation for our failure to remedy the condition.

    Termination for Any Other Reason

    In the event that he or she is terminated for any other reason, including as a result of his death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, each named executive officer’s employment agreement provides that he shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.

    Change-in-Control

                None of our named executive officers are entitled to receive any payments upon a change-in-control pursuant to the terms of his or her employment agreement.

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

•	units issued upon the exercise of vested options will be callable under our Stockholders Agreement; and

•
unexercised vested options will be exercisable for a period of 60 days (except with respect to Mr. Geraghty, whose option agreement provides that if Mr. Geraghty’s employment terminates on or after the day immediately preceding the third anniversary of the grant date for any reason other than for cause, his options will remain exercisable until the earlier of (a) 18 months after cessation of employment or (b) January 4, 2020).

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

•	all vested units of restricted stock are callable under the Stockholders Agreement.

	Termination Without Cause or for Good Reason
Name						Termination for Any Other Reason ($)(5)	Option Acceleration Upon Change of Control ($) (6)	Restricted Stock Acceleration Upon Change of Control, Death or Disability ($) (7)
	Base Salary ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Health Benefits ($) (3)	Other Payments ($)	Option and Restricted Stock Acceleration ($) (4)

Thomas A. Kingsbury	1,700,000	572,115	16,837	–	222,647	–	–	517,607

Todd Weyhrich	450,000	151,443	8,418	–	–	–	–	267,129

Michael Geraghty	500,000	18,544	8,418	–	–	–	–	–

Joyce Manning Magrini	350,000	43,269	8,418	–	–	–	–	–

Marc Katz	400,000	134,615	8,418	–	–	–	–	240,440

(1)  The amount set forth in this column (i) reflects the severance pay the named executive officers would be entitled to receive based upon salaries in effect as of January 29, 2010, (ii) with respect to Mr. Kingsbury, assumes that the severance pay will be provided for a period of two years in accordance with the terms of his employment agreement; and (iii) with respect to each named executive officer other than Mr. Kingsbury, assumes that the severance pay will be provided for a period of one year in accordance with the terms of his or her employment agreement.

(2)  The amounts set forth in this column for each of the named executive officers reflect the award that would be received pursuant to the Bonus Plan with respect to the Bonus Period (pro rated to reflect the 35 week transition period within the Bonus Period) assuming that our Adjusted EBITDA performance equals the established Adjusted EBITDA target and the named executive officer “Meets Expectations” pursuant to the Performance Component of the Bonus Plan.  As discussed in more detail under the section above entitled “Annual Incentive Awards,” the amounts that may be earned during the transition period under the Bonus Plan are not calculable through the date of this report. The amounts actually earned by each of our named executive officers, if any, will be disclosed in a filing under Item 5.02(f) of Form 8-K.

(3)  The amounts set forth in this column have been calculated based upon the health coverage rates and elections in effect as of as January 29, 2010 for each of the named executive officers, and assumes that coverage will be provided (i) for a period of two years for Mr. Kingsbury; and (ii) for a period of one year with respect to each named executive officer other than Mr. Kingsbury.

(4) As described above, upon cessation of employment and subject to the terms of the Incentive Plan, options and restricted stock that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option and restricted stock agreements contain a formula for calculating a number of options and restricted stock which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or if Mr. Kingsbury resigns with good reason).  Because units of our capital stock are not publicly traded, the value of our stock is only available when a valuation is performed. The units were valued at $60.11 per unit (Valuation Price) as of December 31, 2009.  The dollar value in this column with respect to Mr. Kingsbury represents the product obtained by multiplying the number of accelerated units of restricted stock (calculated pursuant to the formula contained in Mr. Kingsbury’s restricted stock agreements and assuming withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us) by the Valuation Price.  As the Valuation Price is less than the exercise price of Mr. Kingsbury’s accelerated options, Mr. Kingsbury would not receive any payment relating to such accelerated options.

(5)  Under our employment agreement with each named executive officer, in the event that such named executive officer is terminated for any reason other than by us without cause or by him or her for good reason, including as a result of death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, he or she shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.

(6)  As described above, all outstanding options fully vest upon a change-in-control.  As the Valuation Price is less than the exercise price of each vested option, no values are reflected in this column.

(7) As described above, all unvested units of restricted stock will remain unvested following any change of control, provided, however, that 100% of such units will vest if, following a change of control, the named executive officer’s employment is terminated by us without cause or the named executive officer resigns with good reason (except with respect to Mr. Kingsbury, whose restricted stock agreements provide that all unvested units of restricted stock will accelerate and vest as of the date of a change of control).  In all cases, unvested units of restricted stock will vest if the named executive officer’s employment is terminated prior to vesting as a result of the named executive officer’s death or disability.  Accordingly, the amount set forth in this column represents (assuming withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us), (i) with respect to Mr. Kingsbury in the event of a change of control or his death or disability, the product obtained by multiplying the number of unvested units of restricted stock by the Valuation Price; and (ii) with respect to each named executive officer other than Mr. Kingsbury, the product obtained by multiplying the number of unvested units of restricted stock by the Valuation Price in the event (a) of such named executive officer’s death or disability, or (b) the employment of such named executive officer is terminated by us without cause or he or she resigns with good reason following a change of control.

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

Compensation of Directors

Other than Mr. Margolis, the members of our Board of Directors are not separately compensated for their services as directors.  Compensation provided to Mr. Kingsbury in his capacity as an executive officer is provided in the Summary Compensation Table above. All directors, however, are entitled to receive reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

           Mr. Margolis receives an annual fee of $30,000 as compensation for his services as a director, which is payable in equal quarterly installments (and pro-rated for partial quarters).  In addition, Mr. Margolis received options to purchase 2,000 units under the Incentive Plan in connection with his election to our Board of Directors on December 15, 2009.  These options vest 40% on December 15, 2011, 20% on December 15, 2012, 20% on December 15, 2013 and 20% on December 15, 2014.

The table below summarizes the compensation paid to Mr. Margolis during the transition period commencing May 31, 2009 and ending on January 30, 2010:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jay Margolis	6,250	–	52,700 (1)	–	–	–	58,950

(1) Represents the aggregate grant date fair value of awards of options to purchase units of Parent’s common stock.  Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 14 to our Consolidated Financial Statements.  As of January 30, 2010, the aggregate number of options outstanding for Mr. Margolis was 2,000.

Compensation Committee Interlocks and Insider Participation

           Messrs. Bekenstein and Hitch served at all times during the transition period, and continue to currently serve, on the Committee.  Neither of these individuals (i) has ever been an officer or an employee of ours, nor (ii) except as otherwise set forth herein, has any relationship that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission. In addition, none of our executive officers serve (or served at any time during the transition period) as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

As a result of the Merger Transaction, all of BCFWC’s outstanding capital stock is beneficially owned by us, and all of our outstanding capital stock is beneficially owned by Parent.  The following table shows information about the beneficial ownership of Parent’s Class A Stock and Class L Stock as of April 30, 2010 by:

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

The percentages of shares outstanding provided in the table below are based upon 5,072,616 shares of Class L Stock of and 45,653,544 shares of Class A Stock outstanding as of January 30, 2010.

Name and Address of Beneficial Owner(1)	Amount and Nature of Class L Stock Beneficially Owned	Percentage of Class	Amount and Nature of Class A Stock Beneficially Owned	Percentage of Class	Options to Purchase Units Not Exercisable Within the Next 60 Days
Affiliates of Bain Capital, LLC (2)	4,944,444	97.47%	44,499,996	97.47%	—
Jay Margolis (3)	—	—	—	—	2,000
Todd Weyhrich (4)	9,777	*	87,995	*	14,667
Joyce Manning Magrini (5)	—	—	—	—	10,000
Thomas Kingsbury (6)	11,111	*	99,999	*	100,000
Michael Geraghty (7)	—	—	—	—	12,000
Marc Katz (8)	4,000	*	36,000	*	20,000
Joshua Bekenstein (9)	—	—	—	—	—
Jordan Hitch (9)	—	—	—	—	—
Mark Verdi (9)	—	—	—	—	—
David Humphrey (10)	—	—	—	—	—
Executive Officers and Directors as a Group (10 persons) (11)	24,888	*	223,994	*	158,667

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

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on January 30, 2010 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person.  The address of our named executive officers is c/o Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

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

(3)    Mr. Margolis received options to purchase 2,000 units under the Incentive Plan in connection with his election to our Board of Directors on December 15, 2009.  These options vest 40% on December 15, 2011, 20% on December 15, 2012, 20% on December 15, 2013 and 20% on December 15, 2014.

(4)    Mr. Weyhrich’s Class L Stock is comprised of (i) 4,444 shares that were granted to Mr. Weyhrich on April 24, 2009, (ii) options to purchase 3,333 shares that vested on August 21, 2009, and (iii) options to purchase 2,000 shares that vested on November 5, 2009.  Mr. Weyhrich’s Class A Stock is comprised of (i) 39,996 shares that were granted to Mr. Weyhrich on April 24, 2009, (ii) options to purchase 29,999 shares that vested on August 21, 2009, and (iii) options to purchase 18,000 shares that vested on November 5, 2009.

(5)    Ms. Magrini received options to purchase 10,000 units under the Incentive Plan in connection with the commencement of her employment on November 2, 2009.  These options vest 40% on November 2, 2011, 20% on November 2, 2012, 20% on November 2, 2013 and 20% on November 2, 2014.

(6)    Mr. Kingsbury’s Class L Stock is comprised of (i) 7,500 shares that were granted to Mr. Kingsbury on December 2, 2008, and (ii) 3,611 shares that were granted to Mr. Kingsbury on April 24, 2009.   Mr. Kingsbury’s Class A Stock is comprised of (i) 67,500 shares that were granted to Mr. Kingsbury on December 2, 2008, and (ii) 32,499 shares that were granted to Mr. Kingsbury on April 24, 2009.

(7)    Mr. Geraghty received options to purchase 12,000 units under the Incentive Plan in connection with the commencement of his employment on January 4, 2010.  These options vest 33.34% on the first anniversary of the grant date, 33.33% on the second anniversary of the grant date, and 33.33% on the day immediately preceding the third anniversary of the grant date.

(8)    Mr. Katz’s Class L Stock is comprised of 4,000 shares that were granted to Mr. Katz on April 24, 2009.  Mr. Katz’s Class A Stock is comprised of 36,000 shares that were granted to Mr. Katz on April 24, 2009.

(9)    Messrs. Bekenstein, Hitch and Verdi are managing directors of BCI and, accordingly, may be deemed to beneficially own the shares owned by BCI.  Messrs. Bekenstein, Hitch and Verdi disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein.  The address of Messrs. Bekenstein, Hitch and Verdi is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(10)   David Humphrey is a general partner, and BCI is the managing partner, of each of BCIP Associates III (BCIP III), BCIP Associates III-B (BCIP III-B), BCIP Trust Associates III (BCIP Trust III) and BCIP Trust Associates III-B (BCIP Trust III-B), and accordingly Mr. Humphrey may be deemed to beneficially own the shares owned by BCIP Associates III, LLC (BCIP III LLC), BCIP Associates III-B, LLC (BCIP III-B LLC), BCIP T Associates III, LLC (BCIP T III LLC) and BCIP T Associates III-B, LLC (BCIP T III-B LLC).

         BCIP III LLC may be deemed to hold 1,107,809 shares of Class A Stock and 79,985 shares of Class L Stock by virtue of its membership in Integral.  BCIP III is the sole member of BCIP III LLC.  BCIP III-B LLC may be deemed to hold 60,481 shares of Class A Stock and 8,736 shares of Class L Stock by virtue of its membership in Integral.  BCIP III-B is the sole member of BCIP III-B LLC.  BCIP T III LLC may be deemed to hold 129,086 shares of Class A Stock and 57,449 shares of Class L Stock by virtue of its membership in BCIP TCV.  BCIP Trust III is the sole member of BCIP T III LLC.  BCIP T III-B LLC may be deemed to hold 28,474 shares of Class A Stock and 1,147 shares of Class L Stock by virtue of its membership in BCIP TCV.  BCIP Trust III-B is the sole member of BCIP T III-B LLC.

     Mr. Humphrey disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein.  The address of Mr. Humphrey, as well as each of the entities referenced in this footnote, is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts, 02199.

(11)           Includes our current directors (Messrs. Kingsbury, Margolis, Bekenstein, Hitch, Humphrey and Verdi) and our current executive officers (Ms. Magrini and Messrs. Kingsbury, Weyhrich, Geraghty and Katz).

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth, as of January 30, 2010, information concerning equity compensation plans under which Parent’s securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A)

Equity Compensation Plans Approved by Security Holders	(1)	$ 123.70	(2)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	(1)	$ 123.70	(2)

(1)  As of January 30, 2010, 4,306,500 shares of Class A Stock and 478,500 shares of Class L Stock were issuable pursuant to outstanding options under our Incentive Plan.

(2)  As of January 30, 2010, 889,236 shares of Class A Stock and 98,804 shares of Class L Stock may be issued pursuant to future issuances under our Incentive Plan.

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

Merchandise Purchases

Jim Magrini, brother-in-law of Ms. Magrini, is an independent sales representative of one of our suppliers of merchandise inventory.  This relationship predated the commencement of Ms. Magrini’s employment with us.  We have determined that the dollar amount of purchases through such supplier represents an insignificant amount of our inventory purchases.

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

Director Independence

                Although we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, prior to the Merger Transaction our Board of Directors utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange (NYSE) when determining whether or not members of our Board of Directors were independent.  Under such standards, none of the current members of our Board of Directors other than Mr. Margolis would be considered independent.  In making this determination, our Board of Directors did not consider any related party transactions that are not described in this Item 13.

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

Item 14.     Principal Accounting Fees and Services

 Fees Paid to the Principal Accountant — Transition Period and 2009

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP (D&T), the member firms of Deloitte Touche Tohmatsu and their respective affiliates, our independent registered public accounting firm, for the transition period ended January 30, 2010, the fiscal year ended May 30, 2009 and the fiscal year ended May 31, 2008:

	Transition Period Ended January 30, 2010	Year Ended May 30, 2009	Year Ended May 31, 2008
Audit Fees (1)	$1,732,612	$1,822,000	$2,060,000
Audit-Related Fees (2)	$95,000	$86,000	$-
Tax Fees (3)	$550,475	$878,000	$-
All Other Fees	$-	$-	$-
Total	$2,378,087	$2,786,000	$2,060,000
_________________

(1)	Audit Fees — represents aggregate fees for the audit of our annual financial statements and review of our interim financial statements.

(2)	Audit-Related Fees - represents fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(3)	Tax Fees – represents fees incurred in connection with a strategic tax review, the filing of tax returns, and other tax consulting services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In accordance with its charter, the Audit Committee of our Board of Directors must pre-approve all audit and permissible non-audit services to be provided by D&T.  In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of D&T.  All services provided by D&T during the transition period ended January 30, 2010 and the fiscal years ended May 30, 2009 and May 31, 2008 were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)             Financial Statements. The consolidated financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page 48 of this Report.

(2)             Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts filed as part of this Report is set forth on page 101 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

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
4.3.1 (13)
First Supplemental Indenture, dated as of December 9, 2009, by and among BCF Cards, Inc., Burlington Coat Factory of Hawaii, LLC, Burlington Coat Factory of Mississippi, LLC, Burlington Coat Factory of Montana, LLC, Burlington Coat Factory of Puerto Rico, LLC, Burlington Coat Factory of Rhode Island, LLC, Burlington Coat Factory of South Dakota, LLC, Burlington Coat Factory of Vermont, LLC, Burlington Coat Factory Warehouse of Edgewater Park, Inc., Burlington Coat Factory of Wyoming, LLC, Burlington Coat Factory Warehouse Corporation, each other then existing Guarantor under that certain Indenture, dated as of April 13, 2006, providing for the issuance of 11⅛% Senior Notes due 2014 of the Company, and Wells Fargo Bank, N.A., Trustee under the Indenture.

4.4 (1)	Form of 11⅛% Senior Note due 2014 (included in Exhibit 4.3).
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

10.1.1 (3)
First Amendment to Credit Agreement, dated as of December 12, 2006, among Burlington Coat Factory Warehouse Corporation, as the Borrower, the Facility Guarantors party thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Banc of America Securities LLC, as Syndication Agent, Wachovia Bank, National Association and JPMorgan Chase Bank, N.A., as Co-Documentation Agents.

10.1.2 (10)
Second Amendment to Credit Agreement, dated as of February 25, 2010, among Burlington Coat Factory Warehouse Corporation, as the Borrower, the Facility Guarantors party thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent and as Collateral Agent, and the Lenders party thereto.

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

10.6 (12)
Amended and Restated Credit Agreement, dated as of  January 15, 2010, by and among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank, as Co-Syndication Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Documentation Agents and General Electric Capital Corporation, US Bank, National Association and Suntrust Bank as Senior Managing Agents.

10.7 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of PNC Bank, National Association.
10.8 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Siemens Financial Services, Inc.
10.9	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.
10.10 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of National City Business Credit, Inc.
10.11 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Citizens Bank of Pennsylvania.
10.12 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of HSBC Business Credit (USA), Inc.
10.13 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Sovereign Bank.
10.14	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Capital One Leverage Finance Corp.
10.15 (7)	Revolving Credit Note, dated as of December 12, 2006, by the Borrowers party thereto in favor of Wachovia Bank, National Association.
10.16	Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of U.S. Bank, National Association.
10.17 (1)	Form of Swingline Note.
10.18 (1)	Guaranty, dated as of April 13, 2006, by the Facility Guarantors party thereto in favor of Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as Collateral Agent.
10.19 (1)	Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.
10.20 (1)
Intellectual Property Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.21 (1)
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

10.22
Confirmation and Amendment of Ancillary Loan Documents, dated January 15, 2010, by and among the
Borrowers party thereto, the Facility Guarantors party thereto, and Bank of America, N.A. as
Administrative Agent and Collateral Agent, for its own benefit and for the benefit of the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank as Co-Syndication Agents, J.P. Morgan
Securities Inc. and UBS Securities LLC as Co-Documentation Agents.

10.23	Post-Closing Agreement, dated January 15, 2010, among the Borrowers party thereto, the Facility Guarantors party thereto and Bank of America, N.A.

10.24	Grant of Security Interest in U.S. Trademarks, dated January 15, 2010, by and among BCFWC and Bank of America, N.A. as Collateral Agent.
10.25	Grant of Security Interest in U.S. Trademarks, dated January 15, 2010, by and among BCFWC and Bear Stearns Corporate Lending, Inc., as Collateral Agent.
10.26 (7)
Supplement to Pledge Agreement, dated as of May 27, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Purchasing, Inc. and Bear Stearns Corporate Lending Inc., as Collateral Agent.

10.27 (7)
Joinder to Loan Documents, dated as of May 27, 2008, by and among Burlington Coat Factory Warehouse Corporation, the Existing Facility Guarantors, the New Facility Guarantors, and Bear Stearns Corporate Lending Inc.

10.28 (7)
Supplement to Pledge Agreement, dated as of May 27, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Purchasing, Inc. and Bank of America, N.A., as Collateral Agent.

10.29 (7)	Joinder to Loan Documents, dated as of May 27, 2008, by and among the Existing Borrowers, the Facility Guarantors, the New Borrowers and Bank of America, N.A.
10.30 (8)
Joinder to Loan Documents, dated as of February 18, 2009, by and among Bear Stearns Corporate Lending Inc., Burlington Coat Factory Warehouse Corporation, the Existing Facility Guarantors and the New Facility Guarantor.

10.31 (8)	Joinder to Loan Documents, dated as of February 18, 2009, by and among Bank of America, N.A., the Existing Borrowers, the New Borrower and the Facility Guarantors.
10.32
Joinder to Loan Documents, dated as of January 8, 2010, by and among Bear Stearns Corporate Lending Inc., Burlington Coat Factory Warehouse Corporation, the Existing Facility Guarantors and the New Facility Guarantor.

10.33	Joinder to Loan Documents, dated as of January 8, 2010, by and among Bank of America, N.A., the Existing Borrowers, the New Borrower and the Facility Guarantors.
10.34*	Employment Agreement, dated as of December 22, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Geraghty.
10.35*	Employment Agreement, dated as of October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.
10.35.1*	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.
10.36* (4)	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.
10.36.1* (5)	Amendment to Employment Agreement, dated as of June 27, 2008, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.
10.37* (5)	Employment Agreement, dated as of June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.
10.38* (8)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.
10.39* (6)	Form of Amendment to Employment Agreement.
10.40* (1)	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.
10.41* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.42* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.43* (1)	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.
10.43.1* (8)	Amendment No. 1 to the Burlington Coat Factory Holdings, Inc. Management Incentive Plan dated as of December 2, 2008.
10.43.2* (9)	Amendment No. 2 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of March 19, 2009.

10.43.3* (13)	Amendment No. 3 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of September 14, 2009.
10.44* (9)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.45* (9)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.46* (9)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.47* (9)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.48* (9)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.49* (9)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.50* (9)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.51* (9)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.52 (11)	Stockholders Agreement dated as of April 13, 2006 by and among Burlington Coat Factory Holdings, Inc. and the Investors and Managers named therein.
10.53 (1)	Advisory Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.
12	Statement re: Calculation of Ratio of Earnings to Fixed Charges.

14 (14)	Burlington Coat Factory Warehouse Corporation Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-137917, filed on October 10, 2006.
(3)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Amendment No. 2 to Registration Statement on Form S-4, No. 333-137916, filed on December 29, 2006.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on June 27, 2008.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 2, 2007 filed on August 30, 2007.
(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 filed on August 29, 2008.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on February 26, 2010.
(11)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended May 30, 2009 filed on August 27, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on January 19, 2010.
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended November 28, 2009 filed on January 12, 2010.

(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.
*	Management Contract or Compensatory Plan or Arrangement.

(c)	Financial Statement Schedules

              None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

By: /s/ Thomas A. Kingsbury
Thomas A. Kingsbury President and Chief Executive Officer

Date: April 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of April 2010.

Signature	Title

/s/ Thomas A. Kingsbury	President and Chief Executive Officer and Director (Principal Executive Officer)
Thomas A. Kingsbury

/s/ Todd Weyhrich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Todd Weyhrich

/s/ Jeffrey Laub	Vice President and Controller
Jeffrey Laub

/s/ Joshua Bekenstein	Director
Joshua Bekenstein

/s/ Jordan Hitch	Director
Jordan Hitch

/s/ David Humphrey	Director
David Humphrey

/s/ Mark Verdi	Director
Mark Verdi

/s/ Jay Margolis	Director
Jay Margolis

EXHIBIT INDEX

Exhibit	Description

10.9	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.

10.14	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Capital One Leverage Finance Corp.

10.16	Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of U.S. Bank, National Association.

10.22
Confirmation and Amendment of Ancillary Loan Documents, dated January 15, 2010, by and among the
Borrowers party thereto, the Facility Guarantors party thereto, and Bank of America, N.A. as
Administrative Agent and Collateral Agent, for its own benefit and for the benefit of the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank as Co-Syndication Agents, J.P. Morgan
Securities Inc. and UBS Securities LLC as Co-Documentation Agents.

10.23	Post-Closing Agreement, dated January 15, 2010, among the Borrowers party thereto, the Facility Guarantors party thereto and Bank of America, N.A.

10.24	Grant of Security Interest in U.S. Trademarks, dated January 15, 2010, by and among BCFWC and Bank of America, N.A. as Collateral Agent.

10.25	Grant of Security Interest in U.S. Trademarks, dated January 15, 2010, by and among BCFWC and Bear Stearns Corporate Lending, Inc., as Collateral Agent.

10.32
Joinder to Loan Documents, dated as of January 8, 2010, by and among Bear Stearns Corporate Lending Inc., Burlington Coat Factory Warehouse Corporation, the Existing Facility Guarantors and the New Facility Guarantor.

10.33	Joinder to Credit Agreement, dated as of January 8, 2010, by and among Bank of America, N.A., the Existing Borrowers, the New Borrower and the Facility Guarantors.

10.34	Employment Agreement, dated as of December 22, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Geraghty.

10.35	Employment Agreement, dated as of October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.35.1	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

12	Statement re: Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.