Form 10-Q
period 2010-06-15
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2010-06-15
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      No  

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                        Accelerated filer  

Non-Accelerated filer   ☒                                                      Smaller reporting company  
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of June 15, 2010, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(All amounts in thousands)

	May 1, 2010	January 30, 2010	May 2, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$237,179	$ 24,750	$ 61,787
Restricted Cash and Cash Equivalents	2,595	2,605	2,621
Investment in Money Market Fund	-	-	995
Accounts Receivable - Net of Allowances for Doubtful Accounts	32,405	31,278	33,080
Merchandise Inventories	634,008	613,295	672,216
Deferred Tax Assets	29,813	29,644	53,126
Prepaid and Other Current Assets	50,081	29,443	49,009
Prepaid Income Taxes	9,416	4,841	6,667
Assets Held for Disposal	521	521	2,851

Total Current Assets	996,018	736,377	882,352

Property and Equipment - Net of Accumulated Depreciation	840,492	856,149	891,297
Tradenames	238,000	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	413,267	421,091	480,336
Goodwill	47,064	47,064	45,612
Other Assets	90,869	95,313	88,086

Total Assets	$2,625,710	$ 2,393,994	$ 2,625,683

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$504,501	$ 139,802	$ 464,279
Income Taxes Payable	20,329	14,223	-
Other Current Liabilities	208,907	215,814	216,952
Current Maturities of Long Term Debt	15,449	14,201	10,602

Total Current Liabilities	749,186	384,040	691,833

Long Term Debt	1,264,484	1,399,152	1,290,668
Other Liabilities	175,547	173,067	169,475
Deferred Tax Liability	276,698	283,235	342,117

Commitments and Contingencies (Note 16)

Stockholder’s Equity:

Common Stock	-	-	-
Capital in Excess of Par Value	464,722	464,489	463,104
Accumulated Deficit	(304,927)	(309,989)	(331,514)
Total Stockholder’s Equity	159,795	154,500	131,590
Total Liabilities and Stockholder’s Equity	$2,625,710	$ 2,393,994	$2,625,683

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(All amounts in thousands)

	Three Months Ended

	May 1, 2010	May 2, 2009

REVENUES:
Net Sales	$894,678	$830,043
Other Revenue	7,280	7,060
Total Revenue	901,958	837,103

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	552,353	554,211
Selling and Administrative Expenses	278,528	262,108
Restructuring and Separation Costs (Note 4)	963	5,023
Depreciation and Amortization	36,729	39,679
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	27,365	20,918
Impairment Charges – Long-Lived Assets	185	9,386
Impairment Charges – Tradenames	-	15,250
Other (Income) Expense, Net	(2,966)	2,921
Total Costs and Expenses	893,157	909,496

Income (Loss) Before Income Tax Expense (Benefit)	8,801	(72,393)

Income Tax Expense (Benefit)	3,588	(35,477)

Net Income (Loss)	$5,213	$(36,916)

Total Comprehensive Income (Loss)	$5,213	$(36,916)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Three Months Ended

	May 1, 2010	May 2, 2009

OPERATING ACTIVITIES
Net Income (Loss)	$5,213	$(36,916)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:

Depreciation and Amortization	36,729	39,679
Impairment Charges - Long-Lived Assets	185	9,386
Impairment Charges - Tradenames	-	15,250
Amortization of Debt Issuance Costs	3,070	2,494
Accretion of Senior Notes and Senior Discount Notes	174	156
Interest Rate Cap Agreement - Adjustment to Market	4,592	(1,969)
Provision for Losses on Accounts Receivable	549	682
Provision for Deferred Income Taxes	(6,706)	10,922
Loss on Retirement of Fixed Assets	172	499
Gain on Investments in Money Market Fund	-	2,991
Non-Cash Stock Option Expense	233	3,006
Non-Cash Rent Expense	(827)	(1,142)

Changes in Assets and Liabilities:
Accounts Receivable	(1,115)	(4,051)
Merchandise Inventories	(20,713)	22,821
Prepaid and Other Current Assets	(25,212)	(28,155)
Accounts Payable	364,700	65,651
Other Current Liabilities and Income Tax Payable	4,004	(30,240)
Deferred Rent Incentives	3,684	4,346
Other Long Term Assets and Long Term Liabilities	407	2,127

Net Cash Provided by Operating Activities	369,139	77,537

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(22,160)	(22,869)
Proceeds Received from Sale of Property and Equipment and Assets Held for Sale	39	217
Change in Restricted Cash and Cash Equivalents	10	(332)
Lease Acquisition Costs	(79)	(1,337)
Redemption of Investment in Money Market Fund	-	6,271
Purchase of Tradenames Rights	-	(6,250)
Other	9	26

Net Cash (Used in) Investing Activities	(22,181)	(24,274)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	69,700
Principal Payments on Long Term Debt	(193)	(183)
Principal Payments on Long Term Debt - Term Loan	(12,202)	-
Principal Payments on Long Term Debt - ABL Line of Credit	(121,200)	(99,700)
Payment of Dividends	-	(3,000)
Debt Issuance Costs	(934)	-

Net Cash (Used in) Financing Activities	(134,529)	(33,183)

Increase in Cash and Cash Equivalents	212,429	20,080
Cash and Cash Equivalents at Beginning of Period	24,750	41,707
Cash and Cash Equivalents at End of Period	$237,179	$61,787

Supplemental Disclosure of Cash Flow Information
Interest Paid	$32,524	$39,152
Net Income Tax Payments	$8,746	$105

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$5,202	$5,911

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
May 1, 2010
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings).  Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation.  All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings.  The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/T for the 35 week period ended January 30, 2010.  The balance sheet at January 30, 2010 has been derived from the audited Consolidated Financial Statements contained in the Company's Transition Report on Form 10-K/T.  At January 30, 2010, the Company revised the presentation of the amortization of deferred financing fees related to the Company’s debt instruments by recording it in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  The amortization of deferred financing fees had previously been included as a component of the line item “Depreciation and Amortization” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) prior to January 30, 2010.  At January 30, 2010, the Company also revised the presentation of the amortization of deferred financing fees in its Condensed Consolidated Statements of Cash Flows by reclassifying the amortization of deferred financing fees out of the line item “Depreciation and Amortization” within the Company’s Condensed Consolidated Statement of Cash Flows and including it within the line item “Amortization of Debt Issuance Costs” within the Company’s Condensed Consolidated Statements of Cash Flows. Because the Company's business is seasonal in nature, the operating results for the three month period ended May 1, 2010 are not necessarily indicative of results for the fiscal year ending January 29, 2011.

Fiscal Year

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  The Transition Report on Form 10-K/T relates to the 35 week transition period beginning on May 31, 2009, the day following the end of the Company’s 2009 fiscal year, and ended on January 30, 2010 (the Transition Period).

Statements that are made about fiscal year 2010 refer to the first full fiscal year after the Transition Period, which is the 52 week period commencing on January 31, 2010 and ending on January 29, 2011 (Fiscal 2010).  Fiscal 2009 ended on May 30, 2009 and was a 52 week year (Fiscal 2009).  Fiscal 2008 ended on May 31, 2008 and was a 52 week year (Fiscal 2008).

 As a result of the Company’s fiscal year end change and the seasonality of the Company’s business, the Company recast its interim financial information for the last four quarters of the twelve month period ended January 30, 2010 on the basis of the new fiscal year for comparative purposes.

Current Conditions

Prior to the Transition Period, the Company had experienced recurring annual net losses since its formation in April 2006, in part due to the interest expense associated with its leveraged debt structure detailed in Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.”  At May 1, 2010, working capital was $244.2 million, cash and cash equivalents were $237.2 million and unused availability under the Company’s $721 million ABL Senior Secured Revolving Facility (ABL Line of Credit) was $306.6 million.  Significant declines in the United States and international financial markets which began during Fiscal 2009 and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers, which in turn impacts the Company’s sales trends.  In response to these economic conditions, the Company implemented several initiatives to restructure its workforce and reduce its cost structure (refer to Note 4 to the Company's Condensed Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion).  The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and its operating results.

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

2. Stockholder’s Equity

Activity for the three month periods ended May 1, 2010 and May 2, 2009 in the Company’s common stock, capital in excess of par value, and accumulated deficit are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at January 30, 2010	$-	$464,489	$(309,989)	$154,500
Net Income	-	-	5,213	5,213
Stock Option Expense	-	233	-	233
Dividends Payable	-	-	(151)	(151)
Balance at May 1, 2010	$-	$464,722	$(304,927)	$159,795

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at January 31, 2009	$-	$460,098	$(291,598)	$168,500
Net Income	-	-	(36,916)	(36,916)
Stock Option Expense	-	580	-	580
Stock Option Restructuring	-	2,426	-	2,426
Dividends	-	-	(3,000)	(3,000)
Balance at May 2, 2009	$-	$463,104	$(331,514)	$131,590

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	May 1, 2010	January 30, 2010	May 2, 2009

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013	$852,550	$864,752	$872,807
$721,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 4, 2014 (a)	-	121,200	-
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2010 to April 15, 2014	301,439	301,264	300,765
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2010 to October 15, 2014	99,309	99,309	99,309
Industrial Revenue Bonds, 6.1% due September 1, 2010	1,210	1,210	2,305
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	350	400	550
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	146	167	228
Capital Lease Obligations	24,929	25,051	25,306

Total debt	1,279,933	1,413,353	1,301,270
Less: current maturities	(15,449)	(14,201)	(10,602)

Long-term debt, net of current maturities	$1,264,484	$1,399,152	$1,290,668

(a) The $721 million ABL Line of Credit is effective through May 31, 2011, at which time the facility is reduced to a $600 million ABL Line of Credit. The $600 million ABL Line of Credit expires February 4, 2014, but is subject to a springing maturity requirement whereby the ABL will mature 45 days prior to May 28, 2013 (the maturity date of the $900 million Senior Secured Term Loan Facility (Term Loan) if the Term Loan is not extended or refinanced prior to that date.  Additional information regarding the ABL Line of Credit is included below.

The Term Loan is to be repaid in quarterly payments of $2.3 million from August 26, 2011 to May 28, 2013.  At the end of each fiscal year, the Company is required to make a payment based on 50% of its available free cash flow (as defined in the credit agreement governing the Term Loan).  This payment offsets future mandatory quarterly payments.  Based on its available free cash flow for the Transition Period, the Company made a payment of $11.5 million during the three months ended May 1, 2010.  This payment offsets mandatory quarterly payments through the second quarter of the fiscal year ending January 28, 2012 (Fiscal 2011) and $0.3 million of the mandatory quarterly payment for the third quarter of Fiscal 2011.

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

The Company’s Term Loan agreement contains financial, affirmative and negative covenants and requires that the Company, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount.  Specifically, the Company’s total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 5.25 to 1 at May 1, 2010, July 31, 2010, and October 30, 2010; 5.00 to 1 at January 29, 2011; and 4.75 to 1 at April 30, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of the Company’s liquidity.  Adjusted EBITDA, as defined in the credit agreement governing the Company’s Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

On January 15, 2010, the Company completed an amendment and restatement of the credit agreement governing the Company’s ABL Line of Credit, which (among other things) extended the maturity date for consenting lenders constituting $600 million of commitments to February 4, 2014.  As part of the amendment and restatement, the Company eliminated the outstanding $65 million A-1 tranche commitments, although the Company maintained the ability to restore up to $65 million of the A-1 tranche with the consent of lenders holding the majority of outstanding commitments.  The Company offered the banks in the terminated A-1 tranche the option to convert to the A tranche or opt out of the agreement altogether.  This reduced the Company’s total line of credit to $721 million through May 31, 2011, after which the line of credit will be reduced to $600 million through the new maturity date.  The $600 million ABL Line of Credit has a springing maturity requirement whereby the ABL Line of Credit will mature 45 days prior to May 28, 2013, the maturity date of the Term Loan, if the Term Loan is not extended or refinanced prior to such date unless the pro forma credit availability condition has been satisfied after implementation of a Term Loan maturity reserve or the outstanding principal amount under the Term Loan maturing prior to February 4, 2014 is not more than $75 million.  The Company believes the $600 million line of credit will provide adequate liquidity to support its operating activities.  A further description of the amended and restated credit agreement governing the ABL Line of Credit and related transactions, including a description of covenants, fees and interest rates, is contained in Item 1.01 of the Company’s Current Report on Form 8-K, filed with the SEC on January 19, 2010.

   The facility carries an interest rate of LIBOR plus a spread which is determined by annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on the Company’s actual usage of the line of credit, will be charged on the unused portion of the facility and will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

At May 1, 2010, the Company had $306.6 million available under the ABL Line of Credit and no borrowings outstanding.  The maximum borrowings under the facility during the three month period ended May 1, 2010 amounted to $121.2 million.  Average borrowings during the three month period ended May 1, 2010 amounted to $19.5 million at an average interest rate of 2.9%.  At January 30, 2010, $121.2 million was outstanding under this credit facility.  During the three months ended May 1, 2010, the Company repaid all borrowings related to its ABL Line of Credit in full.

At May 2, 2009, the Company had $417.9 million available under the then $800 million ABL Line of Credit.  At January 30, 2010, the Company had $158.6 million available under the $721 million ABL Line of Credit.  The maximum borrowings under the facility during the three month period ended May 2, 2009 amounted to $55.0 million.  Average borrowings during the three month period ended May 2, 2009 amounted to $21.2 million at an average interest rate of 3.0%.  At May 2, 2009, there was no outstanding balance under this credit facility.  At January 30, 2010, $121.2 million was outstanding under this credit facility and was included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheet.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $721 million ABL Line of Credit and the $900 million Term Loan.  These guarantees are both joint and several.

As part of the Company’s issuance of its 14.5% Senior Discount Notes, the Company is required to make a $13.4 million High Yield Discount Obligation payment by April 13, 2011.  The Company reclassified the amount of the payment out of the line item “Long-Term Debt” and into the line item “Current Maturities of Long-Term Debt” on the Company’s Condensed Consolidated Balance Sheet as of May 1, 2010.

    As of May 1, 2010, the Company was in compliance with all of its debt covenants.  The agreements regarding the ABL Line of Credit and Term Loan, as well as the indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $38.2 million, $40.3 million, and $35.8 million in deferred financing fees, net of accumulated amortization, as of May 1, 2010, January 30, 2010, and May 2, 2009, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $3.1 million and $2.5 million for the three month periods ended May 1, 2010 and May 2, 2009, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

4.  Restructuring and Separation Costs

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420).  In an effort to better align the Company’s resources with its business objectives, during Fiscal 2009, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance.  In light of the then challenging economic and retail sales environments, the Company executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  This resulted in the reduction of approximately 2,300 positions in the Company’s corporate office and its stores through the end of the three months ended May 1, 2010.

On February 16, 2009, the Company’s former President and Chief Executive Officer (Former CEO) entered into a separation agreement with the Company.  As part of his separation agreement, the Company paid the Former CEO’s salary through January 30, 2010 at which time continuation payments and other benefits payable as provided in his separation agreement commenced.  The continuation payments will be paid out in biweekly installments through May 30, 2011.  The total amount of all continuation payments and other benefits payable to the Former CEO pursuant to the terms of his separation agreement was approximately $4.2 million, $2.4 million of which was stock compensation.  At May 1, 2010, $0.7 million of the $4.2 million of the Former CEO’s benefits payable remains to be paid.

Reductions of the Company’s workforce during the first quarter of Fiscal 2010 resulted in severance and related payroll tax charges during the three months ended May 1, 2010 and the three months ended May 2, 2009 of approximately $1.0 million and $5.0 million, respectively.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Condensed Consolidated Balance Sheet as of May 1, 2010:

	(in thousands)
	January 30, 2010	Charges	Cash Payments	May 1, 2010
Severance-Restructuring (a)	$1,560	-	(591)	$969
Severance-Separation Cost (b)	912	963	(237)	1,638
Total	$2,472	963	(828)	$2,607

	(in thousands)
	January 31, 2009	Charges	Capital in Excess of Par Value	Cash Payments	May 2, 2009
Severance-Restructuring (a)	$1,697	833	-	(1,328)	$1,202
Severance-Separation Cost (b)	-	4,190	(2,426)	(130)	1,634
Total	$1,697	5,023	(2,426)	(1,458)	$2,836

(a)	The balances as of May 1, 2010, January 30, 2010, May 2, 2009 and January 31, 2009 are recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.
(b)
Approximately $1.5 million and $0.1 million of the balance as of May 1, 2010 is recorded in the line items "Other Current Liabilities" and "Other Liabilities," respectively.  Approximately $0.7 million and $0.2 million of the balance as of January 30, 2010 is recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively.  Approximately $0.9 million and $0.7 million of the balance as of May 2, 2009 is recorded in the line items "Other Current Liabilities" and "Other Liabilities," respectively.

5. Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The asset listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheets as of May 1, 2010 and January 30, 2010 was an owned parcel of land adjacent to one of the Company’s stores.

The assets listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheets as of May 2, 2009 were comprised of owned parcels of land adjacent to three of the Company’s stores and various pieces of distribution equipment.

Assets held for disposal are valued at the lower of their carrying value or fair value as follows:

	(in thousands)
	May 1, 2010	January 30, 2010	May 2, 2009
Property and Equipment	$521	$521	$ 2,851

6.  Intangible Assets

Intangible assets at May 1, 2010, January 30, 2010, and May 2, 2009 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	May 1, 2010			January 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000	$238,000	$-	$238,000

Favorable Leases	$521,561	$(108,294)	$413,267	$521,775	$(100,684)	$421,091

	(in thousands)
	May 2, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000

Favorable Leases	$567,035	$(86,699)	$480,336

Favorable Leases

The decrease in the gross carrying amount of favorable leases from January 30, 2010 to May 1, 2010 was related to a $0.2 million cost adjustment recorded during the three months ended May 2, 2010 which represents certain favorable leases becoming fully amortized during the period.

The increase in favorable lease accumulated amortization from January 30, 2010 through May 1, 2010 was primarily related to amortization expense of $7.8 million which was incurred during the three months ended May 1, 2010.  This increase was partially offset by a $0.2 million cost adjustment as described above.

The decrease in the gross carrying amount of the Company’s favorable leases from May 2, 2009 to January 30, 2010 was primarily related to a reduction of $45.3 million as a result of the impairment of 24 of the Company's stores.

The increase in favorable lease accumulated amortization from May 2, 2009 to January 30, 2010 was primarily related to amortization expense of $24.6 million, which was partially offset by a cost adjustment of $10.6 million related to the impairment noted above.

Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal year:	(in thousands)

2011	$31,105
2012	29,854
2013	28,590
2014	27,972
2015	26,812

Total	$144,333

7.  Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC Topic No. 820, “Fair Value Measurements and Disclosures,” (Topic No. 820) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements.  Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The Company’s financial assets as of May 1, 2010 included cash equivalents, interest rate cap agreements and a note receivable.  The Company’s financial liabilities are discussed below.  The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  As of May 1, 2010, the Company recorded credit valuation adjustments of $0.1 million to the overall valuation of the Company's interest rate cap agreements.  The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	May 1, 2010	January 30, 2010	May 2, 2009

Assets:
Level 1
Cash equivalents (including restricted cash)	$214,051	$2,758	$35,883

Level 2
Interest rate cap agreements (a)	$4,186	$8,779	$5,305

Level 3
Note Receivable (b)	$1,407	$1,407	$-

(a)
Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Footnote 8 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets.

Financial Liabilities

The fair value of the Company’s debt as of May 1, 2010, January 30, 2010 and May 2, 2009 is noted in the table below:

	(in thousands)
	May 1, 2010		January 30, 2010		May 2, 2009

	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013	$852,550	$802,818	$864,752	$804,219	$ 872,807	$ 612,428
$721,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance (a)	-	-	121,200	121,200	-	-
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2010 to April 15, 2014	301,439	308,975	301,264	310,051	300,765	218,091
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2010 to October 15, 2014	99,309	98,316	99,309	98,812	99,309	71,999
Other debt (b)	1,706	1,706	1,777	1,777	3,083	3,059
Total debt	$1,255,004	$1,211,815	$1,388,302	$1,336,059	$ 1,275,964	$ 905,577

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Other debt includes the industrial revenue bonds and both promissory notes, as further described in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.”
(c)	Capital lease obligations are excluded from the table above.

As of May 1, 2010, the fair value of the Company’s debt, exclusive of capital leases, was $1,211.8 million compared to the carrying value of $1,255.0 million.  The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates.  Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since May 1, 2010, and current estimates of fair value may differ from amounts presented herein.

8.  Derivative Instruments and Hedging Activities

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt.  Instead, the interest rate cap agreements are adjusted to market on a quarterly basis.  As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

As of May 1, 2010, January 30, 2010, and May 2, 2009 the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	May 1, 2010		January 30, 2010			May 2, 2009

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Assets	$ 4,186	Other Assets	$ 8,779	Other Assets	$ 5,305

Liability Derivatives
	May 1, 2010		January 30, 2010		May 2, 2009
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$-	Other Liabilities	$-	Other Liabilities	$ -

(Gain) Loss on Derivatives Instruments

Amount of (Gain) or Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives			Three Months Ended
				May 1, 2010		May 2, 2009
Interest Rate Cap Agreements	Interest Expense			$ 4,592		$ (1,969)

One of the four interest rate cap agreements became effective on May 12, 2006.  It has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  Upon the effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  The Company adjusts this interest rate cap agreement to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item "Interest Rate Cap Contract - Adjustment to Market" on the Company's Condensed Consolidated Statements of Cash Flows.

On December 20, 2007, the Company entered into an additional interest rate cap agreement.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement became effective on May 29, 2009 upon the termination of an expiring $700 million interest rate cap agreement.  As of the effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  Instead, the Company adjusts the interest rate cap to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item "Interest Rate Cap Contract - Adjustment to Market" on the Company's Condensed Consolidated Statements of Cash Flows.

On January 16, 2009, the Company entered into two additional interest rate cap agreements, each of which will be effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements described above.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015.  The Company will determine prior to the effective date of each agreement whether it will monitor them for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

9. Income Taxes

As of May 1, 2010, the Company had a current deferred tax asset of $29.8 million and a non-current deferred tax liability of $276.7 million.  As of January 30, 2010, the Company had a current deferred tax asset of $29.6 million and a non-current deferred tax liability of $283.2 million.  As of May 2, 2009, the Company had a current deferred tax asset of $53.1 million and a non-current deferred tax liability of $342.1 million.  Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Financial Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the first quarter ending May 1, 2010, the Company’s best estimate of its annual effective income tax rate was 37.8% (before discrete items).

As of May 1, 2010, January 30, 2010 and May 2, 2009, valuation allowances amounted to $7.0 million, $7.0 million and $4.8 million, respectively, and related primarily to state tax net operating losses.  The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2011.  Any future tax benefit recognized by the use of a state tax net operating loss that was established prior to the April 13, 2006 merger transaction involving Bain Capital, LLC (Merger Transaction), where a valuation allowance has been established, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) according to the provisions of ASC Topic No. 805, “Business Combinations” (Topic No. 805).

10. Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value.  Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.  During the three months ended May 1, 2010 and the three months ended May 2, 2009, the Company did not enter into any new barter agreements.

Based on the expected usage of advertising credits received in exchange for certain inventory pursuant to barter transactions occurring in Fiscal 2008 and Fiscal 2009, the Company recorded prepaid advertising expense of $2.7 million, $2.7 million and $2.8 million in the line item “Prepaid and Other Current Assets” and $7.1 million, $7.5 million and $9.7 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively.  For the three month periods ended May 1, 2010 and May 2, 2009, the Company utilized $0.4 million of the bartered advertising credits.

11.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Burlington Coat Factory Holdings, Inc.’s (Parent) Board of Directors adopted the 2006 Management Incentive Plan (the Plan).  The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock.  Each unit (unit) consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock.  The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent.  Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent’s common stock.  As of May 1, 2010, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Parent’s Class A common stock and 730,478 shares of Parent’s Class L common stock.

Non-cash stock compensation expense for the three months ended May 1, 2010 and May 2, 2009 amounted to $0.2 million and $3.0 million, respectively.  The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended
Type of Non-Cash Stock Compensation	May 1, 2010	May 2, 2009
Stock Option Compensation (a)	$3	$470
Restricted Stock Compensation (a)	230	111
Stock Compensation – Separation Costs (b)	-	2,425
Total	$233	$3,006

(a)	Included in the line item "Selling and Administrative Expense" in the Company's Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)	Included in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

The $2.4 million of stock compensation – separation costs related to the separation of the Former CEO from the Company and is included in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  These costs are related to the repurchase of a portion of the Former CEO’s restricted stock under the terms of the separation agreements and a modification of the options granted to the Former CEO.

Stock Options

Options granted during the three month period ended May 1, 2010 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.  Options granted during the three month period ended May 2, 2009 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.  All of the service-based awards granted during the three month periods ended May 1, 2010 and May 2, 2009 vest 40% on the second anniversary of the award (or the modification of the award) with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of May 1, 2010, the Company had 468,833 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date (June 4, 2006 for the Company). For the three months ended May 1, 2010, the Company recognized non-cash stock compensation expense of $0.7 million before the adjustment for forfeitures of $0.7 million due to terminations, which resulted in zero expense for the quarter.  These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.

In comparison, for the three months ended May 2, 2009, the Company recognized non-cash stock compensation expense of $1.7 million before the adjustment for forfeitures of $1.2 million due to terminations, which resulted in $0.5 million of non-cash stock compensation expense for the quarter ($0.3 million after tax).  These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.

     Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As of May 1, 2010 there was approximately $6.2 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 5.0 years.  The service-based awards are expensed on a straight-line basis over the requisite service period of three to five years.  As of May 1, 2010, 27.6% percent of outstanding options to purchase units had vested.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding January 30, 2010	478,500	$123.70

Options Issued	20,500	120.00
Options Forfeited	(30,167)	(120.00)
	468,833	$123.78
Options Outstanding May 1, 2010

 Non-vested stock option unit transactions during the three months ended May 1, 2010 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, January 30, 2010	361,500	$36.50

Granted	20,500	26.34

Vested	(21,377)	(46.90)

Forfeited	(21,100)	(37.24)

Non-Vested Options Outstanding, May 1, 2010	339,523	$37.66

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the plan as of May 1, 2010:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At May 1, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At May 1, 2010	Weighted Average Remaining Contractual Life (Years)

$90.00	306,889	8.2	72,206	5.7
$180.00	147,944	7.3	43,104	5.3
$270.00	14,000	3.1	14,000	3.1
	468,833		129,310

The following table summarizes information about the options to purchase units expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Expected to Vest as of May 1, 2010
$90.00	248,311	8.2	$90.00
$180.00	121,155	7.3	$180.00
$270.00	14,000	3.1	$270.00
	383,466

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the three months ended May 1, 2010 and May 2, 2009:

	Three Months Ended
	May 1, 2010		May 2, 2009

Risk-Free Interest Rate		2.9 – 3.4%		2.6 – 3.0%
Expected Volatility		47.7%		52.5%
Expected Life (years)		6.6 – 9.5		7.7 – 10.0
Contractual Life (years)		10		10
Expected Dividend Yield		0.0%		0.0%
Weighted Average Grant Date Fair Value of Options Issued at an Exercise Price of:
$90.00		$34.23		$19.37
$180.00		$26.67		$16.78
$270.00	$	N/A	$	N/A

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from changes in the Company’s business forecast, market conditions and changes in the book value of the Company’s debt.

Restricted Stock Grants

Under the Plan, the Company also has the ability to grant restricted stock units.   All units granted typically vest 50% on the second anniversary of the grant and 50% on the third anniversary of the grant.  Following a change of control, as defined by the Plan, all unvested units shall accelerate and vest as of the date of such change of control.

During the three months ended May 1, 2010, the Company recorded $0.3 million of non-cash restricted stock compensation expense before the adjustment for forfeitures of $0.1 million, which is included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  As of May 1, 2010, there was approximately $2.2 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 2.1 years.  The service based units are expensed on a straight-line basis over the requisite service period of three years.  At May 1, 2010, 2,500 units of the outstanding units were vested.

Restricted Stock Unit Transactions for the three months ended May 1, 2010 are summarized below:

Number of Units
Units Outstanding January 30, 2010	95,052

Units Issued	-
Units Forfeited	(8,222)

Units Outstanding May 1, 2010	86,830

12.  Comprehensive Income (Loss)

The Company presents comprehensive income (loss) on its Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC Topic No. 220 “Comprehensive Income.”   For the three months ended May 1, 2010 and May 2, 2009, comprehensive income (loss) consisted of net income (loss).

13. Other Revenue

Other revenue consists of rental income received from leased departments; subleased rental income and other miscellaneous items; and layaway, alteration and other service charges (Service Fees), which are summarized below:

	(in thousands)
	Three Months Ended
	May 1, 2010	May 2, 2009

Service Fees	$2,997	$2,716
Rental Income from Leased Departments	1,785	2,116
Subleased Rental Income and Other Miscellaneous Items	2,498	2,228
Total	$7,280	$7,060

14.  Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Customer liabilities totaled $33.0 million, $33.2 million, and $43.2 million as of May 1, 2010, January 30, 2010, and May 2, 2009, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in worker's compensation, health insurance claims, or general liability claims may result in a corresponding increase in costs related to such claims.  At May 1, 2010, January 30, 2010, and May 2, 2009, self-insurance reserves of $24.3 million, $24.2 million, and $35.4 million, respectively, were recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.  The remaining reserve balances of $21.7 million and $21.6 million as of May 1, 2010 and January 30, 2010, respectively, were recorded in the line item "Other Liabilities" in the Company's Condensed Consolidated Balance Sheets.  Prior to January 30, 2010, all of the Company's self-insurance reserves were recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.

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

16.  Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amounts of such reserves were $11.8 million, $11.6 million, and $3.8 million as of May 1, 2010, January 30, 2010, and May 2, 2009, respectively.  The Company cannot estimate with certainty its ultimate legal and financial liability with respect to such pending litigation matters.  However, the Company, based on its examination of such matters, believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Company’s Transition Report on Form 10-K/T, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of May 1, 2010, the Company was committed to 11 new lease agreements (inclusive of one relocation) for locations at which stores are expected to be opened in Fiscal 2010.  The 11 new stores are expected to have minimum lease payments of $2.4 million, $7.0 million, $7.3 million, $7.4 million, and $51.5 million for the remainder of the fiscal year ended January 29, 2011, and the fiscal years ended January 28, 2012, February 2, 2013, February 1, 2014, and January 31, 2015 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $71.8 million and $51.0 million as of May 1, 2010 and May 2, 2009, respectively.  Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to issue an additional $234.8 million and $249.0 million of letters of credit as of May 1, 2010 and May 2, 2009, respectively.  Among these arrangements as of May 1, 2010 and May 2, 2009, the Company had letters of credit in the amount of $62.4 million and $41.5 million, respectively, guaranteeing performance under various insurance contracts and utility agreements.  The Company also had an outstanding letter of credit in the amount of $1.2 million and $2.4 million guaranteeing its Industrial Revenue Bonds at May 1, 2010 and May 2, 2009, respectively.  Finally, the Company had outstanding letters of credit agreements in the amount of $8.2 million and $7.1 million at May 1, 2010 and May 2, 2009, respectively, related to certain merchandising agreements.

The Company had letters of credit in the amount of $79.6 million as of January 30, 2010.  Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had the ability to issue an additional $79.0 million of letters of credit as of January 30, 2010.  Among these arrangements as of January 30, 2010, the Company had Letters of credit outstanding of $68.5 million, guaranteeing performance under various insurance contracts and utility agreements.  The Company also had letters of credit in the amount of $1.2 million at January 30, 2010 guaranteeing the Company’s Industrial Revenue Bonds and $9.9 million related to certain merchandising agreements.

17. Recent Accounting Pronouncements

 In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic No. 820): Improving Disclosures about Fair Value Measurements” (ASU 2010-06).  This ASU provides amendments that will require more robust disclosures about the different classes of assets and liabilities measured at fair value, the valuation techniques and inputs used, the activity in Level 3 fair value measurements, and the transfers between Levels 1, 2, and 3.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward activity in Level 3 fair value measurements.  These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early application is permitted.  The adoption of ASU 2010-06 on January 31, 2010, did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

 In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic No. 815): Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010.   The adoption of ASU 2010-11 is not expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

 18.  Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11.1% Senior Notes due 2014.  The notes were issued under an indenture issued on April 13, 2006.  Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following condensed consolidating financial statements present the financial position, reuslts of operations and cash flows of Holdings, BCFWC, (exclusive of subsidiaries, referred to herein as "BCFW"), and the guarantor subsidiaries.  The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be "minor" as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certian specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or the Company, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on Holdings Senior discount Notes, provided that no event of default under BCFWC's debt agreements has occurred or will occur as the result of such interest payment.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of May 1, 2010

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$6,383	$230,796	$-	$237,179
Restricted Cash and Cash Equivalents	-	-	2,595	-	2,595
Accounts Receivable	-	20,806	11,599	-	32,405
Merchandise Inventories	-	560	633,448	-	634,008
Deferred Tax Asset	-	9,867	19,946	-	29,813
Prepaid and Other Current Assets	-	33,460	16,621	-	50,081
Prepaid Income Tax	-	7,482	1,934	-	9,416
Assets Held for Sale	-	-	521	-	521

Total Current Assets	-	78,558	917,460	-	996,018

Property and Equipment - Net of Accumulated Depreciation	-	50,867	789,625	-	840,492
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	413,267	-	413,267
Goodwill	-	47,064	-	-	47,064
Other Assets	159,794	1,651,115	40,358	(1,760,398)	90,869

Total Assets	$159,794	$2,065,604	$2,160,710	$(1,760,398)	$2,625,710

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$-	$504,501	$-	$-	$504,501
Income Taxes Payable	-	17,307	3,022	-	20,329
Other Current Liabilities	-	123,767	85,140	-	208,907
Current Maturities of Long Term Debt	-	-	15,449	-	15,449

Total Current Liabilities	-	645,575	103,611	-	749,186

Long Term Debt	-	1,153,989	110,495	-	1,264,484
Other Liabilities	-	22,788	162,759	(10,000)	175,547
Deferred Tax Liability	-	83,458	193,240	-	276,698

Stockholder’s Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	464,722	464,722	1,008,303	(1,473,025)	464,722
(Accumulated Deficit) Retained Earnings	(304,928)	(304,928)	582,302	(277,373)	(304,927)

Total Stockholder’s Equity	159,794	159,794	1,590,605	(1,750,398)	159,795

Total Liabilities and Stockholder’s Equity	$159,794	$2,065,604	$2,160,710	$(1,760,398)	$2,625,710

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands, except share data)

	As of January 30, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,176	$20,574	$-	$24,750
Restricted Cash and Cash Equivalents	-	-	2,605	-	2,605
Investments	-	-	-	-	-
Accounts Receivable	-	19,886	11,392	-	31,278
Merchandise Inventories	-	540	612,755	-	613,295
Deferred Tax Assets	-	10,001	19,643	-	29,644
Prepaid and Other Current Assets	-	12,959	16,484	-	29,443
Prepaid Income Taxes	-	3,870	971	-	4,841
Assets Held for Disposal	-	-	521	-	521

Total Current Assets	-	51,432	684,945	-	736,377

Property and Equipment - Net of Accumulated Depreciation	-	52,526	803,623	-	856,149
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulated Amortization	-	-	421,091	-	421,091
Goodwill	-	47,064	-	-	47,064
Other Assets	154,500	1,441,062	37,792	(1,538,041)	95,313

Total Assets	$154,500	$1,830,084	$1,947,451	$(1,538,041)	$2,393,994

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$-	$139,802	$-	$-	$139,802
Income Taxes Payable	-	10,628	3,595	-	14,223
Other Current Liabilities	-	125,839	89,975	-	215,814
Current Maturities of Long Term Debt	-	12,202	1,999	-	14,201

Total Current Liabilities	-	288,471	95,569	-	384,040

Long Term Debt	-	1,275,014	124,138	-	1,399,152
Other Liabilities	-	23,374	159,693	(10,000)	173,067
Deferred Tax Liability	-	88,725	194,510	-	283,235

Commitments and Contingencies	-	-	-	-	-

Stockholder’s Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	464,489	464,489	836,784	(1,301,273)	464,489
Accumulated Deficit	(309,989)	(309,989)	536,757	(226,768)	(309,989)
Total Stockholder’s Equity	154,500	154,500	1,373,541	(1,528,041)	154,500
Total Liabilities and Stockholder’s Equity	$154,500	$1,830,084	$1,947,451	$(1,538,041)	$2,393,994

Burlington Coat Factory Investments Holdings, Inc. and Subisdiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands)

	As of May 2, 2009

ASSETS	Holdings	BCFWC	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$24,410	$37,377	$-	$61,787
Restricted Cash and Cash Equivalents	-	-	2,621	-	2,621
Investments	-	-	995	-	995
Accounts Receivable	-	25,204	7,876	-	33,080
Merchandise Inventories	-	582	671,634	-	672,216
Deferred Tax Asset	-	14,401	38,725	-	53,126
Prepaid and Other Current Assets	-	34,300	14,709	-	49,009
Prepaid Income Tax	-	-	6,667	-	6,667
Assets Held for Sale	-	-	2,851	-	2,851

Total Current Assets	-	98,897	783,455	-	882,352

Property and Equipment - Net of Accumulated Depreciation	-	52,422	838,875	-	891,297
Trademark	-	238,000	-	-	238,000
Net Favorable Lease	-	-	480,336	-	480,336
Goodwill	-	45,612	-	-	45,612
Other Assets	131,591	1,612,509	36,786	(1,692,800)	88,086

Total Assets	$131,591	$2,047,440	$2,139,452	$(1,692,800)	$2,625,683

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$-	$464,279	$-	$-	$464,279
Income Taxes Payable	-	-	-	-	-
Other Current Liabilities	-	119,522	97,430	-	216,952
Current Maturities of Long Term Debt	-	8,807	1,795	-	10,602

Total Current Liabilities	-	592,608	99,225	-	691,833

Long Term Debt	-	1,164,765	125,903	-	1,290,668
Other Liabilities	-	55,194	124,281	(10,000)	169,475
Deferred Tax Liability	-	103,282	238,835	-	342,117

Stockholders' Equity:
Preferred Stock	-	-	-	-	-
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	463,104	463,104	1,265,582	(1,728,686)	463,104
Retained Earnings	(331,513)	(331,513)	285,626	45,886	(331,514)
Note Receivable from Stock Options Excercised		-	-	-	-
Less Treasury Stock at Cost		-	-		-

Total Stockholders' Equity	131,591	131,591	1,551,208	(1,682,800)	131,590

Total Liabilities and Stockholders' Equity	$131,591	$2,047,440	$2,139,452	$(1,692,800)	$2,625,683

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended May 1, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$361	$894,317	$-	$894,678
Other Revenue	-	112	7,168	-	7,280
Total Revenue	-	473	901,485	-	901,958

COSTS AND EXPENSES:		347	552,006	-	552,353
Cost of Sales	-	42,620	235,908	-	278,528
Selling and Administrative Expenses	-	867	96	-	963
Restructuring and Separation Costs	-	3,763	32,966	-	36,729
Depreciation and Amortization	-	23,095	4,270	-	27,365
Interest Expense	-	-	185	-	185
Impairment Charges – Long-Lived Assets	-	-	-	-	-
Other Income, Net	-	(2,121)	(845)	-	(2,966)
Earnings (Loss) from Equity Investment	(5,213)	(45,545)	-	50,758	-
Total Costs and Expenses	(5,213)	23,026	824,586	50,758	893,157

Income (Loss) Before Income Tax (Benefit) Expense	5,213	(22,553)	76,899	(50,758)	8,801

Income Tax (Benefit) Expense	-	(27,766)	31,354	-	3,588

Net Income (Loss)	$5,213	$5,213	$45,545	$(50,758)	$5,213

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(All amounts in thousands)
	For the Three Months Ended May 2, 2009

	Investments	BCFWC	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$458	$829,585	$-	$830,043
Other Revenue	-	128	6,932	-	7,060

Total Revenue	-	586	836,517	-	837,103

COSTS AND EXPENSES:
Cost of Sales	-	305	553,906	-	554,211
Selling and Administrative Expenses	-	42,535	219,573	-	262,108
Restructuring and Separation Costs		4,383	640		5,023
Depreciation and Amortization	-	6,493	33,186	-	39,679
Interest Expense	-	19,210	1,708	-	20,918
Impairment Charges-Long Lived Assets		-	9,386		9,386
Impairment Charges-Tradenames		15,250	-		15,250
Other (Income) Expense, Net	-	(389)	3,310	-	2,921
Earnings (Loss) from Equity Investment	36,916	(7,551)	-	(29,365)	-
	36,916	80,236	821,709	(29,365)	909,496

(Loss) Income Before Income Tax (Benefit) Expense	(36,916)	(79,650)	14,808	29,365	(72,393)

Income Tax (Benefit) Expense	-	(42,734)	7,257	-	(35,477)

Net (Loss) Income	$(36,916)	$(36,916)	$7,551	$29,365	$(36,916)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Three Months Ended May 1, 2010
	Holdings	BCFW	Guarantors		Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$139,945	$229,194		$-	$369,139

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(3,411)	(18,749)		-	(22,160)
Investing Activity-Other	-	9	(30)		-	(21)

Net Cash (Used in) Investing Activities	-	(3,402)	(18,779)		-	(22,181)

FINANCING ACTIVITIES
Proceeds from Long Term Debt - ABL Line of Credit	-	-	-		-	-
Principal Payments on Long Term Debt	-	-	(193)		-	(193)
Principal Payments on Long Term Debt - Term Loan	-	(12,202)	-	-	-	(12,202)
Principal Payments on Long Term Debt - ABL Line of Credit	-	(121,200)	-		-	(121,200)
Debt Issuance Cost	-	(934)	-			(934)

Net Cash (Used In) Financing Activities	-	(134,336)	(193)		-	(134,529)

Increase in Cash and Cash Equivalents	-	2,207	210,222		-	212,429
Cash and Cash Equivalents at Beginning of Period	-	4,176	20,574		-	24,750

Cash and Cash Equivalents at End of Period	$-	$6,383	$230,796		$-	$237,179

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Three Months Ended May 2, 2009
	Holdings	BCFWC	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$67,898	$9,639	$-	$77,537

INVESTING ACTIVITIES
Acquisition of Property and Equipment - Continuing Operations	-	(6,861)	(16,008)	-	(22,869)
Proceeds Received from Sale of Fixed Assets	-	-	217	-	217
Lease Rights Acquired	-	-	(1,337)		(1,337)
Investment in Money Market			6,271		6,271
Redemption of Money Market Fund		-	-		-
Change in Restricted Cash and Cash Equivalents	-	-	(332)		(332)
Purchase of Tradenames Rights		(6,250)			(6,250)
Investing Activity-Other	-	28	-	-	26

Net Cash (Used in) Investing Activities	-	(13,083)	(11,189)	-	(24,274)

FINANCING ACTIVITIES
Proceeds from Long - Term Debt	-	-	-	-	-
Proceeds from Long - ABL Line of Credit	-	69,700	-	-	69,700
Principal Payments on Long Term Debt	-	-	(183)	-	(183)
Principal Payments on Long Term Loan	-	-	-	-	-
Principal Payments on ABL Line of Credit	-	(99,700)	-	-	(99,700)
Equity Investment	-	-	-	-	-
Purchase of Interest Rate Cap	-	-	-	-	-
Payment of Dividends	(3,000)	(3,000)	-	3,000	(3,000)
Receipt of Dividends	3,000	-	-	(3,000)	-

Net Cash (Used in) Financing Activities	-	(33,000)	(183)	-	(33,183)

Increase (Decrease) in Cash and Cash Equivalents	-	21,815	(1,733)	-	20,080
Cash and Cash Equivalents at Beginning of Period	-	2,595	39,110	-	41,707

Cash and Cash Equivalents at End of Period	$-	$24,410	$37,377	$-	$61,787

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter we or our or Holdings).  The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Transition Report on Form 10-K/T related to the 35 week period ended January 30, 2010.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  The Transition Report on Form 10-K/T was for the 35 week transition period beginning on May 31, 2009, the day following the end of our 2009 fiscal year, and ended on January 30, 2010 (the Transition Period).

Statements that we make about fiscal year 2010 refer to our first full fiscal year after the Transition Period, which is the 52 week period commencing on January 31, 2010 and ending on January 29, 2011 (Fiscal 2010).  Fiscal 2009 ended on May 30, 2009 and was a 52 week year (Fiscal 2009).  Fiscal 2008 ended on May 31, 2008 and was a 52 week year (Fiscal 2008).

    As a result of our fiscal year end change and the seasonality of our business, we recast our interim financial information for the last four quarters of the twelve month period ended January 30, 2010 on the basis of the new fiscal year for comparative purposes.

Overview

 We experienced an increase in net sales for the three months ended May 1, 2010 compared with the three months ended May 2, 2009.  Consolidated net sales increased $64.7 million, or 7.8%, to $894.7 million for the three months ended May 1, 2010 from $830.0 million for the three months ended May 2, 2009.  This increase was primarily attributable to an increase in comparative store sales and an increase in new stores and stores previously opened that are not included in our comparative store sales.  We believe the comparative store sales increase was due primarily to our ongoing initiatives to improve our comparative store sales, as discussed in further detail below (refer to the section below entitled “Three Month Period Ended May 1, 2010 compared with Three Month Period Ended May 2, 2009” for further explanation).

Our gross margin as a percentage of sales increased to 38.3% during the three month period ended May 1, 2010 compared with 33.2% for the three month period ended May 2, 2009.  The improvement in gross margin as a percentage of sales was due primarily to fewer markdowns in the three months ended May 1, 2010 compared with the three months ended May 2, 2009.

Selling and administrative expenses as a percentage of sales decreased to 31.1% during the three months ended May 1, 2010 from 31.6% during the three months ended May 2, 2009.  This decrease was due to our ongoing initiative to reduce our cost structure, as further discussed below.

Total selling and administrative expenses increased $16.4 million, or 6.3%, during the three months ended May 1, 2010 compared with the three months ended May 2, 2009.  The increase in our selling and administrative expenses of $16.4 million was primarily due to the operation of new stores.  At May 1, 2010, we operated 449 stores compared with 433 stores at May 2, 2010.

We recorded net income of $5.2 million for the three month period ended May 1, 2010 compared with a net loss of $36.9 million for the three month period ended May 2, 2009.  The improvement in our operating results during the three months ended May 1, 2010 compared with the three months ended May 2, 2009 was primarily attributable to the results discussed above, as well as fewer impairment charges during the three months ended May 1, 2010 compared with the three months ended May 2, 2009.

Current Conditions

Store Openings, Closings, and Relocations.

 During the three months ended May 1, 2010, we opened ten Burlington Coat Factory Warehouse Stores (BCF Stores) and closed three BCF stores, two of which were in locations within the same trading market as two of the new stores that we opened during the Transition Period, and one was located within the same trading market as one of the new stores that we opened during the three month period ended May 1, 2010.  As of May 1, 2010, we operated 449 stores under the names "Burlington Coat Factory Warehouse" (431 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (15 stores) and "Super Baby Depot" (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements.  We currently plan to open between ten and 14 new stores (inclusive of one relocation) during the remainder of Fiscal 2010.

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

We plan to execute these initiatives during Fiscal 2010 by:

o
Continuing to allocate incremental payroll to stores for such things as additional receiving and early morning and overnight stocking crews to ensure goods are moved quickly from the store docks to the selling floor.

o	Continuing the chain wide store housekeeping initiative to ensure our stores reflect clean organized merchandise presentation and are easier and more comfortable to shop.

o
Continuing the implementation of a store refresh program with respect to stores that we have identified as having certain needs such as new carpet, painting, fitting room improvements and various other improvements.  We have completed store refreshes at 23 stores to date.  We are in the process of identifying additional stores to refresh through the end of Fiscal 2010.

o
Continuing the implementation of upgraded lighting retrofits in our stores which will make the stores more energy efficient while improving the lighting within the stores, making it easier for customers to navigate the stores.  All of the original 70 stores initially identified for lighting retrofits have been completed.  We are in the process of identifying additional stores to upgrade the lighting retrofits through the end of Fiscal 2010.

o
Continuing the implementation of a new way-finding signing program in all our stores that will make them easier to navigate and shop.  New signage has been installed at all existing stores and we are planning to install such signage at all new stores going forward.

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

o
Reduce store payroll costs. We introduced a new store management model during the beginning of the 2009 calendar year. This new model was designed to provide more consistent management coverage by sales volume.  During the same period, we began to allocate payroll to our stores based primarily on an expected sales per labor hour metric, and to closely monitor new hire wage rates to ensure that new hires commenced employment at rates commensurate with their experience. We believe that these actions have allowed us to operate our business more efficiently without sacrificing our ability to serve our customers.  We intend to continue to refine our processes regarding payroll management during Fiscal 2010.

o
Supply chain efficiencies.  We continue to work on several logistics initiatives which we expect will result in reduced logistics cost and improved service levels.  We have consolidated our Burlington, New Jersey distribution center into our Edgewater Park, NJ distribution center and have implemented a new warehouse management system within the Edgewater Park, NJ and San Bernardino, CA distribution centers which will allow for further improvements in productivity by providing functionality not previously available and will allow flexibility in processing any goods received at either of the two facilities.  In turn, as both facilities will be able to process all receipts in an efficient manner, we expect to be able to reduce the amount of transportation miles required to service our stores.  Finally, we have implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers.  We intend to reinvest a portion of these logistics savings in resources that will focus on evaluating and enhancing existing procedures intended to improve efficiencies at the store level.

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

General Economic Conditions.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels.  A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  Beginning in Fiscal 2009, there was significant deterioration in the global financial markets and economic environment, which we believe continues to negatively impact consumer spending at many retailers, including us. In response to the ongoing economic crisis, we continue to take steps to increase opportunities to profitably drive sales and to curtail operating expenses where prudent.  Where appropriate, we have reinvested some of these savings back into our business and store experience.

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

Key Performance Measures

We consider numerous factors in assessing our performance.  Key performance measures used by management include comparative store sales, gross margin, inventory levels, receipt-to-reduction ratio, liquidity and comparative store payroll.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  The method of calculating comparative store sales varies across the retail industry.  As a result, our definition of comparative store sales may differ from other retailers.

    During the Transition Period, we changed our definition of comparative store sales.  We now define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.  Previously, we defined comparative store sales as sales of those stores (net of sales discounts) following their four hundred and twenty-fifth day of operation (approximately one year and two months).  This change aligns our external reporting of comparative store sales with how the metric is reviewed internally by senior management.  For the three months ended May 1, 2010, we experienced an increase in comparative store sales of 3.3%.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit.  Gross margin is the difference between net sales and the cost of sales.  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  Gross margin as a percentage of net sales increased to 38.3% during the three months ended May 1, 2010 from 33.2% during the three months ended May 2, 2009 due to fewer markdowns taken as a result of our ongoing initiatives to improve the amount of current inventory as a percentage of our total inventory, as further discussed above under the heading “Ongoing Initiatives For Fiscal 2010.”

Inventory Levels.   Inventory at May 1, 2010 was $634.0 million compared to $613.3 million at January 30, 2010.   The increase of $20.7 million was the result of the seasonality of our business, as inventory is typically at its lowest levels in January, after the holiday selling season.  The increase in inventory resulted in an increase of average store inventory at May 1, 2010 of approximately 1.8% to $1.4 million per store compared with average store inventory at January 30, 2010.

Inventory at May 1, 2010 decreased $38.2 million from $672.2 million at May 2, 2009.  This decrease was a result of our initiatives to manage our receipt to reduction initiatives as described in further detail below.  Average store inventory at May 1, 2010 decreased approximately 9.0% to $1.4 million per store compared with average store inventory at May 2, 2009.

In order to better serve our customers, and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores.  Our efforts to date have resulted in a 9.0% reduction in average store inventory at May 1, 2010 compared with May 2, 2009.  By managing our inventories conservatively we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.  We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our annualized inventory turnover rate as of May 1, 2010 of 2.8 turns per year has increased over the annualized inventory turnover rate as of May 2, 2009 of 2.6 turns per year.

Liquidity.  Liquidity measures our ability to generate cash.  Management measures liquidity through cash flow and working capital position.  Cash flow is the measure of cash generated from operating, financing, and investing activities.  We experienced an increase in cash flow of $192.3 million during the three month period ended May 1, 2010 compared with the three month period ended May 2, 2009.  This increase was primarily due to increased accounts payable at May 1, 2010 compared with January 30, 2010 related to our working capital management strategy at the end of the Transition Period.  As a result of this strategy we accelerated certain payments that typically would not have been made until the first quarter of Fiscal 2010, which lowered our accounts payable balance at the end of the Transition Period.  As our accounts payable balance returned to historical levels at May 1, 2010, this created additional cash flow.  Partially offsetting this increase were increased net repayments on our ABL Line of Credit.  During the three months ended May 1, 2010 and May 2, 2009, we made net repayments on our ABL Line of Credit of $121.2 million and $30.0 million, respectively.  Cash and cash equivalents increased $212.4 million from January 30, 2010 to $237.2 million at May 1, 2010 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

    Changes in working capital also impact our cash flows.  Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities.  Working capital at May 1, 2010 was $244.2 million compared with $349.7 million at January 30, 2010.  The decrease in working capital from January 30, 2010 was primarily attributable to an increase in accounts payable related to the Company’s year end working capital management strategy.

Working capital at May 1, 2010 increased $56.3 million from $187.9 million at May 2, 2009.  The increase in working capital was primarily attributable to increased cash and cash equivalents as a result of increased sales during the quarter.

Comparative Store Payroll.   Comparative store payroll measures a store’s payroll during the current reporting period against the payroll of the same store in the corresponding period of the previous year.  The method of calculating comparative store payroll varies across the retail industry.  As a result, our definition of comparative store payroll may differ from other retailers.

During the three months ended May 1, 2010, we changed our definition of comparative store payroll to be in line with our definition of comparative store sales.  We now define comparative store payroll as payroll of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.  Previously, we defined comparative store payroll as the aggregate payroll of all stores which were opened for an entire week both in the previous fiscal year (or period, as applicable) and the current fiscal year (or period, as applicable).  Under the current definition, comparative store payroll increased 5.2% during the three months ended May 1, 2010 compared with the three months ended May 2, 2009.  Under the previous definition, comparative store payroll decreased 0.5% during the three months ended May 1, 2010 compared with the three months ended May 2, 2009.  This difference is due to the inclusion of grand opening payroll under the previous calculation, which is excluded from the calculation under the current definition.

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

Our critical accounting policies and estimates are consistent with those disclosed in our Transition Report on Form 10-K/T.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for the three month periods ended May 1, 2010 and May 2, 2009.

	Percentage of Net Sales
	Three Months Ended

	May 1, 2010	May 2, 2009

Net Sales	100%	100%
Other Revenue	0.8	0.9
Total Revenue	100.8	100.9

Cost of Sales	61.7	66.8

Selling and Administrative Expenses	31.1	31.6

Restructuring and Separation Costs	0.1	0.6

Depreciation and Amortization	4.1	4.8

Interest Expense	3.1	2.5

Impairment Charges – Long-Lived Assets	0.0	1.1

Impairment Charges – Tradenames	0.0	1.8

Other (Income) Expense, Net	(0.3)	0.4

Total Expense	99.8	109.6

Income (Loss) before Income Tax Expense (Benefit)	1.0	(8.7)

Income Tax Expense (Benefit)	0.4	(4.3)

Net Income (Loss)	0.6%	(4.4)%

Three Month Period Ended May 1, 2010 compared with Three Month Period Ended May 2, 2009

Net Sales

 We experienced an increase in net sales for the three months ended May 1, 2010 compared with the three months ended May 2, 2009.  Consolidated net sales increased $64.7 million, or 7.8%, to $894.7 million for the three months ended May 1, 2010 from $830.0 million for the three months ended May 2, 2009.  This increase was primarily attributable to a combination of the following:

•	an increase in comparative store sales of $27.3 million, or 3.3%, to $856.4 million of comparative store sales,
•	an increase in net sales of $20.2 million related to ten new stores opened during the three months ended May 1, 2010,
•	an increase in net sales of $16.4 million for stores previously opened that were not included in our comparative store sales, and
•	an increase as a result of changes in sales allowances, layaways and other sales of $3.2 million, partially offset by
•	a decrease in net sales of $2.4 million from stores closed since the comparable period last year.

We believe the comparative store sales increase was due primarily to our ongoing initiatives to improve our comparative store sales, as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2010.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $7.3 million for the three month period ended May 1, 2010 compared with $7.1 million for the three month period ended May 2, 2009.  This increase was primarily related to an increase in layaway service charges due to increased layaway transactions.

Cost of Sales

Cost of sales decreased $1.8 million, or 0.3%, for the three month period ended May 1, 2010 compared with the three month period ended May 2, 2009.  Cost of sales as a percentage of net sales decreased to 61.7 % during the three months ended May 1, 2010 compared with the three months ended May 2, 2009 of 66.8%.  The overall decrease in cost of sales was a function of fewer markdowns in the three months ended May 1, 2010 compared with the three months ended May 2, 2009 pursuant to our ongoing initiatives to increase the percentage of current inventory as previously discussed under the caption entitled “Ongoing Initiatives for Fiscal 2010.”

Selling and Administrative Expenses

Selling and administrative expenses increased $16.4 million, or 6.3%, for the three month period ended May 1, 2010 compared with the three month period ended May 2, 2009.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	May 1, 2010	May 2, 2009	$ Variance	% Change
Payroll and Payroll Related	$130,455	$122,836	$7,619	6.2%
Benefit Costs	4,032	(362)	4,394	1,213.8
Advertising	16,817	14,541	2,276	15.7
Occupancy	88,895	87,227	1,668	1.9
Business Insurance	7,270	6,599	671	10.2
Other	31,059	31,267	(208)	(0.6)
Selling & Administrative Expenses	$278,528	$262,108	$16,420	6.3%

The increase in payroll and payroll related expense of $7.6 million during the three months ended May 1, 2010 compared with the three months ended May 2, 2009 was primarily related to an increase in our comparative store payroll of $4.4 million and an increase in new store payroll of $2.6 million.

Benefit costs increased $4.4 million during the three months ended May 1, 2010 compared with the three months ended May 2, 2009.  During the three months ended May 1, 2010, we recognized a 401(k) Plan matching contribution of $0.7 million.  In contrast, during the three months ended May 2, 2009, we recorded a reversal of previously recognized expense related to our 401(k) Plan matching contribution of $4.1 million.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual matching contribution obligations.  “Forfeiture” is the portion of our matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  The reversal of the previously recognized expense recorded during the three months ended May 2, 2009 represents forfeitures that were used by the Company to offset our 401(k) Plan matching contribution.  Fewer forfeitures were available to offset the expense during the three months ended May 1, 2010.

The increase in advertising expense of $2.3 million during the three months ended May 1, 2010 compared with the three months ended May 2, 2009 was primarily related to an increased investment in Easter holiday advertising, improved programming and an incremental investment to support our dress initiative.  These increases were partially funded by the savings realized during the Transition Period related to cost efficiencies realized by our internal performance of an increasing number of production and creative functions.

The increase in occupancy related costs of $1.7 million during the three months ended May 1, 2010 compared with the three months ended May 2, 2009 was primarily related to new store increases of $1.8 million.

Restructuring and Separation Costs

Restructuring and separation costs totaled $1.0 million during the three months ended May 1, 2010 compared with $5.0 million during the three months ended May 2, 2009.  During the third and fourth quarters of Fiscal 2009, in an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  That process has continued through the first quarter of Fiscal 2010.  During the three months ended May 1, 2010, we recorded $1.0 million of severance expense related to the elimination of certain positions and other terminations in our corporate office as part of this ongoing effort.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $36.7 million during the three month period ended May 1, 2010 compared with $39.7 million during the three month period ended May 2, 2009.  The decrease in depreciation and amortization expense during the three months ended May 1, 2010 compared with the three months ended May 2, 2009 was primarily a result of various assets that were recorded during purchase accounting in conjunction with our acquisition by Bain Capital in April of 2006.  These assets were established with useful lives of less than three years.  As a result, they became fully depreciated during Fiscal 2009, which has resulted in less depreciation and amortization expense during the three months ended May 1, 2010 compared with the three months ended May 2, 2009.

Interest Expense

Interest expense was $27.4 million compared with $20.9 million for the three month periods ended May 1, 2010 and May 2, 2009, respectively.  The increase in interest expense was primarily driven by an increase in our interest rate cap expense.  As discussed in detail in Note 8 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities,” at May 1, 2010, we were party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable rate debt.  Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), contributed $6.6 million to the total increase in interest expense for the three months ended May 1, 2010 compared with the three months ended May 2, 2009.  Adjustments of the interest rate cap agreements to fair value amounted to a loss of $4.6 million for the three months ended May 1, 2010 compared with a gain of $2.0 million for the three months ended May 2, 2009.  The loss recognized during the three months ended May 1, 2010 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements.

Also contributing to the increase in interest expense was increased amortization of deferred financing fees and increased commitment fees.  The amortization of deferred financing fees increased from $2.5 million during the three months ended May 2, 2009 to $3.1 million for the three months ended May 1, 2010.  This increase is the result of increased deferred financing fees as a result of the new ABL Line of Credit in January of 2010.  The increase in commitment fees was due to a higher commitment fee charge based on the terms of the new ABL agreement.

These increases are partially offset by decreased interest expense associated with our Term Loan and our ABL Line of Credit.  Our average interest rates related to our Term Loan and our ABL Line of Credit, as well as the average balances on our ABL Line of Credit, for the three months ended May 1, 2010 compared with the three months ended May 2, 2009 are summarized in the table below:

	Three Months Ended
	May 1, 2010	May 2, 2009

Average Interest Rate – ABL Line of Credit	2.9%	3.0%

Average Interest Rate – Term Loan	2.5%	3.3%

Average Balance – ABL Line of Credit (in millions)	$19.5 million	$21.2 million

Impairment Charges - Long-Lived Assets

Impairment charges of $0.2 million and $9.4 million were incurred during the three month periods ended May 1, 2010 and May 2, 2009, respectively.  During the three months ended May 1, 2010, the impairment charge was related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value.  There was no triggering event during the three months ended May 1, 2010 that would have required us to perform additional impairment testing.

 Due to the declining macroeconomic conditions that were negatively impacting our comparative store sales during the three months ended May 2, 2009, the Company was required to perform additional impairment testing.  As a result of a decline in the operating performance of 28 stores, identified as part of this impairment testing, we recorded an impairment charge of $9.4 million.  This charge was primarily related to our favorable leases in the amount of $5.2 million.

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

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during the three months ended May 1, 2010.  Impairment charges related to our tradenames during the three months ended May 2, 2009 amounted to $15.3 million.  In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic 350), we have historically and will continue to perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May.

In connection with the preparation of our Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009, we concluded that it was appropriate to test our goodwill and indefinite-lived intangible assets for recoverability in light of the following factors:

•
Then recent significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting our then current sales trends as evidenced by the decreases in comparative store sales that we were experiencing;

•	Decreased comparative store sales results for the peak holiday and winter selling seasons in the third quarter which were significant to our financial results for the year;

•	Declines in market valuation multiples of peer group companies used in the estimate of our business enterprise value; and

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

During the three months ended May 2, 2009, we recorded an impairment charge related to our tradenames in the amount of $15.3 million.  Of this amount, $9.0 million was attributable to lower revenues and profitability projections associated with our tradenames in the near term and lower estimated market royalty rate expectations in light of the then current general economic conditions compared with the analysis we performed during Fiscal 2008.  Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.  A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believe our estimates were appropriate based upon the then current market conditions.

The remaining $6.3 million of the $15.3 million impairment was related to our acquisition of certain tradename rights during the three months ended May 2, 2009.  During the three months ended May 2, 2009, we purchased $6.3 million of tradename rights based on our belief that these trade name rights would ultimately provide us with substantial marketing benefits.  Historically, we were restricted in our advertising campaigns such that we could only refer to the Company as Burlington Coat Factory and were required to note that we were not affiliated with Burlington Industries.  The purchase of these tradename rights allow us to shorten the Company name as appropriate based on the current marketing campaign and eliminates the requirement to note that we are not affiliated with Burlington Industries.  Based on our tradenames impairment assessment, we could not support an increase in the asset value of our tradenames related to this acquisition on our Condensed Consolidated Balance Sheets.  As a result, we immediately impaired the acquired asset.

Other (Income) Expense, Net

Other (Income) Expense, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $5.9 million to $3.0 million for the three month period ended May 1, 2010 compared with the three month period ended May 2, 2009.  This increase was primarily due to the fact that the results for the three months ended May 2, 2009 included a $3.0 million loss on investment and a $0.9 million payment of an insurance deductible relating to a store claim, both of which were one time charges.

Income Tax Expense (Benefit)

Income tax expense was $3.6 million for the three month period ended May 1, 2010.  For the three months ended May 2, 2009 we recorded an income tax benefit of $35.5 million.  The effective tax rates for the three month periods ended May 1, 2010 and May 2, 2009 were 40.8% and 49.0% respectively.  In accordance with ASC Topic No. 220, “Interim Financial Reporting” (Topic No. 220) and ASC Topic No. 740, “Accounting for Income Taxes in Interim Periods” (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  We used this methodology during the first quarter of Fiscal 2010, resulting in the annual effective income tax rate of 37.8% (before discrete items) being our best estimate.  The effective tax rate for the three months ended May 1, 2010 was impacted by one discrete adjustment that increased tax expense by $0.3 million related to the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

In accordance with Topic No. 740, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period. The effective tax rate for the three months ended May 2, 2009 was impacted by one discrete adjustment that increased tax expense by $4.4 million related to an adjustment of deferred tax asset and liabilities and the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Net Income (Loss)

Net income amounted to $5.2 million for the three months ended May 1, 2010 compared with a loss of $36.9 million for the three months ended May 2, 2009.  The improvement in our net income position of $42.1 million was primarily attributable to an increase in sales and improved gross margin, as well as fewer impairment charges during the three months ended May 1, 2010 compared with the three months ended May 2, 2009.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit.  Liquidity may be affected by the terms we are able to obtain from vendors and their factors.  Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season.  Our largest source of operating cash flows is cash collections from our customers.  In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and opening of new stores and remodeling of existing stores.  As of May 1, 2010, we had unused availability on our ABL Line of Credit of $306.6 million.

Our ability to satisfy interest payment obligations on our outstanding debt and maintain compliance with our debt covenants, as discussed below, will depend largely on our future performance which, in turn, is subject to prevailing economic conditions and to financial, business and other factors beyond our control.  If we do not have sufficient cash flow to service interest payment obligations on our outstanding indebtedness and if we cannot borrow or obtain equity financing to satisfy those obligations, our business and results of operations will be materially adversely affected. We cannot be assured that any replacement borrowing or equity financing could be successfully completed on terms similar to our current financing agreements, or at all.

Beginning in Fiscal 2009 and, to a lesser extent, through the Transition Period and three months ended May 1, 2010, there was significant deterioration in the global financial markets and economic environment, which we believe has negatively impacted consumer spending at many retailers, including us.  In response to this, we have taken, and continue to take, steps to increase opportunities to profitably drive sales, improve margins and continue to improve the efficiency of our operations.

As discussed throughout this Form 10-Q, we implemented certain initiatives in response to the difficult economic environment which included reducing our cost structure during Fiscal 2009, the Transition Period, and the three month period ended May 1, 2010 through various initiatives.  A portion of these savings were reinvested in our operations and in enhancing our store experience.  We believe that we have prudently managed our capital expenditures, allowing us to appropriately act on opportunities to grow our business.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

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

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount.  Specifically, our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 5.25 to 1 at May 1, 2010, July 31, 2010, and October 30, 2010; 5.00 to 1 at January 29, 2011; and 4.75 to 1 at April 30, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations.  Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements (Refer to section below entitled “Recast Financial Highlights” for further discussion of Adjusted EBITDA as a non-GAAP measure).

Adjusted EBITDA for the three months ended May 1, 2010 increased $54.3 million, or 227.2%, to $78.2 million from $23.9 million during the three months ended May 2, 2009.  The improvement in Adjusted EBITDA was primarily the result of increased sales as a result of our comparative store sales increase of 3.3% during the three months ended May 1, 2010.

The following table shows our calculation of Adjusted EBITDA for the three months ended May 1, 2010 compared with the three months ended May 2, 2009:

	(in thousands)
	3 Months Ended
	May 1, 2010	May 2, 2009

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$5,213	$(36,916)
Interest Expense	27,365	20,918
Income Tax Expense (Benefit)	3,588	(35,477)
Depreciation and Amortization	36,729	39,679
Impairment Charges – Long-Lived Assets	185	9,386
Impairment Charges – Tradenames	-	15,250
Interest Income	(85)	(84)
Non Cash Straight-Line Rent Expense (a)	1,905	1,256
Advisory Fees (b)	1,062	983
Stock Compensation Expense (c)	233	3,006
Sox Compliance (d)	-	112
Amortization of Purchased Lease Rights (e)	210	252
Severance (f)	-	833
CEO Transaction Costs (g)	-	2,364
Franchise Taxes (h)	301	285
Insurance Reserve (i)	393	(1,518)
Advertising Expense Related to Barter (j)	406	398
Loss on Disposal of Fixed Assets (k)	212	200
Loss on Investments (l)	-	2,991
Change in Fiscal Year End Costs (m)	515	-
Adjusted EBITDA	$78,232	$23,918

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$78,232	$23,918
Interest Expense	(27,365)	(20,918)
Changes in Operating Assets and Liabilities	321,258	27,870
Other Items, Net	(2,986)	46,667
Net Cash Provided by Operating Activities	$369,139	$77,537

Net Cash (Used in) Investing Activities	$(22,181)	$(24,274)

Net Cash (Used in) Provided by Financing Activities	$(134,529)	$(33,183)

During the Transition Period, in accordance with the credit agreement governing the Term Loan and ABL Line of Credit, and with approval from the administrative agents for the Term Loan and ABL Line of Credit, we changed our methodology of calculating Adjusted EBITDA such that costs incurred in connection with our change in fiscal year end (quantified in note (m) to the foregoing table) are added back to consolidated net income (loss) when calculating Adjusted EBITDA.  This change has no impact on the Adjusted EBITDA amounts presented for prior periods.

(a)
Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
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

(f)
Represents a severance charge resulting from a reduction of our workforce during the three months ended May 1, 2010 as part of our ongoing cost reduction initiative (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(g)
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
(i)
Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(j)
Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(k)
Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(l)
Represents the loss on our investment in the Reserve Primary Fund (Fund) related to a decline in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(m)
Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the transition period ended January 30, 2010.  This change was approved by the administrative agents for the Term Loan and ABL Line of Credit.

Cash Flow for the Three Months Ended May 1, 2010 Compared with the Three Months Ended May 2, 2009

We generated $212.4 million of cash flow for the three months ended May 1, 2010 compared with $20.1 million of cash flow for the three months ended May 2, 2009.  Net cash provided by operating activities amounted to $369.1 million for the three months ended May 1, 2010.  For the three months ended May 2, 2009, net cash provided by operating activities amounted to $77.5 million.  The improvement in net cash provided by operating activities was primarily the result of changes in the Company’s working capital.  The biggest driver of the improvement relates to cash flow from changes in accounts payable.  Cash flow from the change in accounts payable for the three months ended May 1, 2010 increased $299.0 million compared with the three months ended May 2, 2009.  The increase in accounts payable for the three months ended May 1, 2010 compared with the three months ended May 2, 2009 was primarily related to our working capital management strategy at the end of the Transition Period pursuant to which we accelerated certain payments that typically would not have been made until the first quarter of Fiscal 2010.  In turn, this lowered our accounts payable balance at the end of the Transition Period.  Accounts payable as of May 1, 2010 and January 30, 2010 were $504.5 million and $139.8 million respectively.  The increase in accounts payable from January 30, 2010 to May 1, 2010 resulted in additional cash flow for the three month period ended May 1, 2010 compared with the three month period ended May 2, 2009.

The improvements in net cash flows from operating activities were augmented by a reduction in net cash used in investing activities.  Net cash used in investing activities decreased from $24.3 million for the three months ended May 2, 2009 to $22.2 million for the three months ended May 1, 2010.  This reduction was primarily the result of a $1.3 million decrease in lease acquisition costs.

Cash flow used in financing activities increased $101.3 million during the three months ended May 1, 2010 compared with the three months ended May 2, 2009.  The primary driver of the increased use of cash in financing activities was related to repayments, net of borrowings, on our ABL Line of Credit.  Repayments, net of borrowings, on our ABL Line of Credit amounted to $121.2 million for the three months ended May 1, 2010.  For the three months ended May 2, 2009, net repayments were $30.0 million.  Repayments on the Term Loan for the three months ended May 1, 2010 were $12.2 million.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at May 1, 2010 was $244.2 million compared with $349.7 million at January 30, 2010.  The decrease in working capital was primarily the result of increased accounts payable as of May 1, 2010 compared with January 30, 2010.

Operational Growth

              During the three months ended May 1, 2010, we opened ten BCF stores, and closed three stores, two of which were in locations within the same trading market as two of the new stores that we opened during the Transition Period, and one was in a location within the same trading market as one of the new stores that was opened during the three month period ended May 1, 2010.  As of May 1, 2010, we operated stores under the names "Burlington Coat Factory Warehouse" (431 stores), "MJM Designer Shoes" (15 stores), "Cohoes Fashions" (two stores), and "Super Baby Depot" (one store).  We estimate that we will spend between $100 and $110 million, net of approximately $38 million of landlord allowances, in capital expenditures during Fiscal 2010, including approximately $60 million, net of the previously mentioned landlord allowances for store expenditures, and $38 million for information technology.  We expect to use the remaining capital to support continued distribution facility enhancements and other initiatives.  For the three months ended May 1, 2010, capital expenditures, net of landlord allowances, amounted to $18.5 million.

              We monitor the availability of desirable locations for our stores from such sources as dispositions by other retail chains and bankruptcy auctions, as well as locations presented to us by real estate developers, br okers and existing landlords.  Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.  We also lease existing space and are opening some built-to-suit locations.  For most of our new leases, our lease model provides for at least a ten year initial term with a number of five year options thereafter.  Typically, our lease strategy includes landlord allowances for leasehold improvements.  We believe our lease model makes us more competitive with other retailers for desirable locations.  We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

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

From time to time we make available for sale certain assets based on current market conditions.  These assets are recorded in the line item "Assets Held for Sale" in our Condensed Consolidated Balance Sheets.  Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item "Assets Held for Sale" and into the appropriate asset category.  Upon this reclassification, we would assess the assets for impairment and reclassify them based on the lesser of their carrying value or fair value less cost to sell.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances.  We recorded dividends payable of $0.2 million during the three month period ended May 1, 2010 that will be paid during the three months ended July 31, 2010.  For the three months ended May 2, 2009 we paid $3.0 million in dividends.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to our $721 million ABL Line of Credit, $900 million Term Loan and $305 million Senior Notes due 2014.  As of May 1, 2010, we were in compliance with all of our debt covenants.  Significant changes in our debt structure consist of the following:

$721 Million ABL Line of Credit

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

The facility carries an interest rate of LIBOR plus a spread which is determined by our annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on our actual usage of the line of credit, will be charged on the unused portion of the facility and will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

During the three month period ended May 1, 2010, we made repayments of principal, net of borrowings, in the amount of $121.2 million.  As of May 1, 2010, no balance remained outstanding under the ABL Line of Credit and we had unused availability of $306.6 million.

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

As of May 1, 2010, we had $852.6 million outstanding under the Term Loan.  Based on our available free cash flow as of January 30, 2010, we made a repayment of principal in the amount of $11.5 million.  This repayment, which was made during the three months ended May 1, 2010, offsets the mandatory quarterly payments of $2.3 million through the second quarter of the fiscal year ending January 28, 2012 (Fiscal 2011) and $0.3 million of the mandatory quarterly payment for the third quarter of Fiscal 2011.

14.5% Senior Discount Notes

As part of our issuance of the 14.5% Senior Discount Notes, we are required to make a $13.4 million High Yield Discount Obligation payment by April 13, 2011.  We reclassified the amount of the payment out of the line item “Long-Term Debt” and into the line item “Current Maturities of Long-Term Debt” on our Condensed Consolidated Balance Sheet as of May 1, 2010.

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

Contingencies and Contractual Obligations

Legal

We establish reserves relating to legal claims in connection with litigation to which we are party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $11.8 million, $11.6 million, and $3.8 million as of May 1, 2010, January 30, 2010, and May 2, 2009, respectively.  We believe that potential liabilities in excess of those recorded will not have a material adverse effect on our Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Transition Report on Form 10-K/T, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of May 1, 2010, we had committed to 11 new lease agreements (inclusive of one relocation) for locations at which stores are expected to be opened in Fiscal 2010.  The 11 new stores are expected to have minimum lease payments of $2.4 million, $7.0 million, $7.3 million, $7.4 million, and $51.5 million during the remainder of the fiscal year ended January 29, 2011, and for the fiscal years ended January 28, 2012 and February 2, 2013, February 1, 2014 and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $71.8 million and $51.0 million as of May 1, 2010 and May 2, 2009, respectively.  Among these arrangements were letters of credit in the amount of $62.4 million and $41.5 million at May 1, 2010 and May 2, 2009, respectively, guaranteeing performance under various insurance contracts and utility agreements.  We also had an outstanding letter of credit in the amount of $1.2 million and $2.4 million guaranteeing our Industrial Revenue Bonds at May 1, 2010 and May 2, 2009, respectively.  Finally, we had outstanding letters of credit agreements in the amount of $8.2 million and $7.1 million at May 1, 2010 and May 2, 2009 respectively, related to certain merchandising agreements.

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

Recast Financial Highlights

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  As a result of that change, we have included the following recast financial highlights by quarter for the last four quarters of the twelve month period ended January 30, 2010.

The combined recast twelve month Condensed Consolidated Statement of Operations for the twelve months ended January 30, 2010 represents the sum of the previous four quarters, as presented below.  The combined recast twelve month Condensed Consolidated Statement of Operations for the twelve months ended January 30, 2010 does not represent a fiscal period for the Company, but has been presented to provide users with additional information.  In addition, it provides management, including our chief operating decision maker, with helpful information with respect to our comparative periods and our ability to comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.

Included in our Recast Financial Highlights below are certain non-GAAP measures that we believe are useful supplemental information in evaluating the performance of our business and which provide greater transparency into our results of operations.  These non-GAAP measures include a net debt metric and an adjusted EBITDA metric, both of which are further described below.

    Net debt is a non-GAAP financial measure of our financial position.  Net debt is defined as the difference between our total outstanding debt as of the balance sheet date, less our cash and cash equivalents as of the same balance sheet date.  Net debt provides management, including our chief operating decision maker, with helpful information with respect to our operations and financial position.

Net debt has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for total debt or other data prepared in accordance with GAAP.  The primary limitation of net debt as an analytical tool is that it does not take into consideration that we are not required to use the available cash on hand to pay down the debt.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations
(All amounts in thousands)
(Unaudited)

	Recast For The Three Month Periods Ended				12 Months Ended

	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	January 30, 2010

REVENUES:
Net Sales	$830,043	$700,978	$872,374	$1,119,519	$3,522,914
Other Revenue	7,060	6,724	7,988	9,068	30,840
Total Revenue	837,103	707,702	880,362	1,128,587	3,553,754

COSTS AND EXPENSES:
Cost of Sales	554,211	424,249	523,465	679,782	2,181,707
Selling and Administrative Expenses	262,108	266,541	281,569	303,742	1,113,960
Restructuring and Separation Costs	5,023	81	1,190	1,158	7,452
Depreciation and Amortization	39,679	37,666	36,210	42,833	156,388
Interest Expense	20,918	16,766	20,587	26,152	84,423
Impairment Charges – Long-Lived Assets	9,386	42	6,437	40,276	56,141
Impairment Charges - Tradenames	15,250	-	-	-	15,250
Other Expense (Income), Net	2,921	(9,267)	(2,558)	(7,731)	(16,635)
Total Costs and Expenses	909,496	736,078	866,900	1,086,212	3,598,686

(Loss) Income Before Income Tax (Benefit) Expense	(72,393)	(28,376)	13,462	42,375	(44,932)

Income Taxes (Benefit) Expense	(35,477)	(15,856)	5,951	15,629	(29,753)

Net (Loss) Income	$(36,916)	$(12,520)	$7,511	$26,746	$(15,179)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Key Balance Sheet Items
(All amounts in thousands)
(Unaudited)

	As Reported	Recast
	May 1, 2010 (a)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010

Cash and Cash Equivalents	$237,179	$61,787	$25,819	$64,404	$24,750
Merchandise Inventories	634,008	672,216	661,538	845,973	613,295
Accounts Payable	504,501	464,279	401,711	587,713	139,802
ABL Line of Credit	-	-	18,700	-	121,200
All Other Debt	1,279.933	1,301,270	1,299,218	1,292,161	1,292,153
Net Debt	$1,042,754	$1,239,483	$1,292,099	$1,227,757	$1,388,603

(a) Represents key Balance Sheet items as of May 1, 2010 as reported.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA to Cash Flow Provided by Operating Activities
(All amounts in thousands)
(Unaudited)

	Recast for the Three Month Periods Ended				Recast for the Twelve Months Ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	January 30, 2010

Reconciliation of Net (Loss) Income to Adjusted EBITDA:
Net (Loss) Income	$(36,916)	$ (12,520)	$ 7,511	$ 26,746	$ (15,179)
Interest Expense	20,918	16,766	20,587	26,152	84,423
Income Tax (Benefit) Expense	(35,477)	(15,856)	5,951	15,629	(29,753)
Depreciation and Amortization	39,679	37,666	36,210	42,833	156,388
Impairment Charges – Long-Lived Assets	9,386	42	6,437	40,276	56,141
Impairment Charges – Tradenames	15,250	-	-	-	15,250
Interest Income	(84)	(55)	(63)	(101)	(303)
Non Cash Straight-Line Rent Expense (a)	1,256	1,004	1,195	1,865	5,320
Advisory Fees (b)	983	1,021	1,066	1,128	4,198
Stock Compensation Expense (c)	3,006	1,237	(621)	768	4,390
Sox Compliance (d)	112	-	-	-	112
Amortization of Purchased Lease Rights (e)	252	228	208	208	896
Severance (f)	833	81	1,134	1,049	3,097
CEO Transition Costs (g)	2,364	(217)	-	-	2,147
Franchise Taxes (h)	285	701	334	301	1,621
Insurance Reserve (i)	(1,518)	6,935	(523)	4,143	9,037
Advertising Expense Related to Barter (j)	398	144	441	1,292	2,275
Loss (Gain) on Disposal of Fixed Assets (k)	200	339	(32)	5,653	6,160
Loss (Gain) on Investments (l)	2,991	-	(106)	(3,744)	(859)
Change in Fiscal Year End Costs (m)	-	-	-	1,445	1,445
Adjusted EBITDA	$23,918	$ 37,516	$ 79,729	$ 165,643	$ 306,806

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	$23,918	$ 37,516	$ 79,729	$ 165,643	$ 306,806
Interest Expense	(20,918)	(16,766)	(20,587)	(26,152)	(84,423)
Changes in Operating Assets and Liabilities	27,870	(42,957)	40,296	(246,093)	(220,884)
Other Items, Net	46,666	(2,503)	(17,138)	(20,544)	6,481
Net Cash Provided by (Used in) Operating Activities	$77,536	$ (24,710)	$ 82,300	$ (127,146)	$ 7,980

Net Cash (Used in) Investing Activities	$(24,274)	$ (27,745)	$ (17,657)	$ (19,749)	$ (89,423)

Net Cash (Used in) Provided by Financing Activities	$(33,183)	$ 16,486	$ (26,016)	$ 107,242	$ 64,529

During the Transition Period, in accordance with the credit agreement governing the Term Loan and ABL Line of Credit, and with approval from the administrative agents for the Term Loan and ABL Line of Credit, we changed our methodology of calculating Adjusted EBITDA such that costs incurred in connection with our change in fiscal year end (quantified in note (m) to the foregoing table) are added back to consolidated net income (loss) when calculating Adjusted EBITDA.  This change has no impact on the Adjusted EBITDA amounts presented for prior periods.

(a)
Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
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

(f)
Represents a severance charge resulting from a reduction of our workforce during the three months ended May 1, 2010 as part of our ongoing cost reduction initiative (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(g)
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

(h)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the Term Loan.
(i)
Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(j)
Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(k)
Represents the gross non-cash loss (gain) recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(l)
Represents the loss (gain) on our investment in the Reserve Primary Fund (Fund) related to a decline in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(m)
Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the transition period ended January 30, 2010.  This change was approved by the administrative agents for the Term Loan and ABL Line of Credit.

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

At May 1, 2010, we had $427.3 million principal amount of fixed-rate debt and $852.6 million of floating-rate debt.  Based on $852.6 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.5 million per year, resulting in $8.5 million less in our pre-tax earnings.  This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods.  These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	(in thousands)
	Principal Outstanding at May 1, 2010	Additional Interest Expense Q2 2010	Additional Interest Expense Q3 2010	Additional Interest Expense Q4 2010	Additional Interest Expense Q1 2011
Term Loan	$852,550	$2,131	$2,131	$2,131	$2,131

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $60.3 million assuming constant current borrowing levels of $900 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million.  For the three months ended May 1, 2010, the borrowing rate related to our Term Loan was 2.5%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, May 1, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of May 1, 2010.

During the three months ended May 1, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the litigation discussed above, we are party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters.  However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Transition Report on  Form 10-K/T.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed and Reserved).

Item 5. Other Information.

None.

Item 6.   Exhibits.

10.1 (1)
Second Amendment to Credit Agreement, dated as of February 25, 2010, among Burlington Coat Factory Warehouse Corporation, as the Borrower, the Facility Guarantors party thereto, Bear Stearns Corporate Lending Inc., as Administrative Agent and as Collateral Agent, and the Lenders party thereto.

10.2 (2)	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

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

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to our Current Report on Form 8-K filed on February 26, 2010.

(2)	Incorporated by reference to our Transition Report on Form 10-K/T filed on April 30, 2010.

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

Date: June 15, 2010