Form 10-Q
period 2010-09-14
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2010-09-14
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 14, 2010, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(All amounts in thousands)

	July 31, 2010	January 30, 2010	August 1, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$81,046	$24,750	$25,819
Restricted Cash and Cash Equivalents	35,397	2,605	2,623
Investment in Money Market Fund	-	-	995
Accounts Receivable, Net of Allowances for Doubtful Accounts	32,642	31,278	27,992
Merchandise Inventories	661,224	613,295	661,538
Deferred Tax Assets	31,216	29,644	49,639
Prepaid and Other Current Assets	34,922	29,443	48,022
Prepaid Income Taxes	37,286	4,841	6,249
Assets Held for Disposal	521	521	723

Total Current Assets	914,254	736,377	823,600

Property and Equipment - Net of Accumulated Depreciation	850,484	856,149	890,337
Tradenames	238,000	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	405,527	421,091	472,144
Goodwill	47,064	47,064	47,064
Other Assets	90,349	95,313	91,641

Total Assets	$2,545,678	$2,393,994	$2,562,786

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$458,489	$139,802	$401,711
Income Taxes Payable	869	14,223	6,383
Other Current Liabilities	234,744	215,814	227,947
Current Maturities of Long Term Debt	17,507	14,201	10,835

Total Current Liabilities	711,609	384,040	646,876

Long-Term Debt	1,262,412	1,399,152	1,307,084
Other Liabilities	181,673	173,067	148,871
Long-Term Income Tax Payable	-	-	13,405
Deferred Tax Liability	270,064	283,235	326,242

Commitments and Contingencies (Note 17)

Stockholder’s Equity:

Common Stock	-	-	-
Capital in Excess of Par Value	465,326	464,489	464,342
Accumulated Deficit	(345,406)	(309,989)	(344,034)
Total Stockholder’s Equity	119,920	154,500	120,308
Total Liabilities and Stockholder’s Equity	$2,545,678	$2,393,994	$2,562,786

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)
(All amounts in thousands)

	Six Months Ended		Three Months Ended

	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

REVENUES:
Net Sales	$1,623,428	$1,531,020	$728,750	$700,978
Other Revenue	14,075	13,784	6,795	6,724
Total Revenue	1,637,503	1,544,804	735,545	707,702

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,021,741	978,459	469,388	424,249
Selling and Administrative Expenses	550,308	528,649	271,779	266,541
Restructuring and Separation Costs (Note 4)	2,152	5,104	1,190	81
Depreciation and Amortization	72,235	77,345	35,506	37,666
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	53,422	37,683	26,057	16,766
Impairment Charges – Long-Lived Assets	258	9,428	73	42
Impairment Charges – Tradenames	-	15,250	-	-
Other Income, Net	(6,444)	(6,345)	(3,478)	(9,267)
Total Costs and Expenses	1,693,672	1,645,573	800,515	736,078

Loss Before Income Tax Benefit	(56,169)	(100,769)	(64,970)	(28,376)

Income Tax Benefit	(20,903)	(51,333)	(24,491)	(15,856)

Net Loss	$(35,266)	$(49,436)	$(40,479)	$(12,520)

Total Comprehensive Loss	$(35,266)	$(49,436)	$(40,479)	$(12,520)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Six Months Ended
	July 31, 2010	August 1, 2009

OPERATING ACTIVITIES
Net Loss	$(35,266)	$(49,436)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:

Depreciation and Amortization	72,235	77,345
Impairment Charges – Long-Lived Assets	258	9,428
Impairment Charges – Tradenames	-	15,250
Amortization of Debt Issuance Costs	6,132	5,167
Accretion of Senior Notes and Senior Discount Notes	356	318
Interest Rate Cap Agreement - Adjustment to Market	6,297	(7,351)
Provision for Losses on Accounts Receivable	909	1,149
Provision for Deferred Income Taxes	(14,743)	(2,918)
Loss on Retirement of Fixed Assets	130	140
(Gain) Loss on Investments in Money Market Fund	(240)	2,992
Non-Cash Stock Option Expense	837	4,244
Non-Cash Rent Expense	(912)	(2,660)

Changes in Assets and Liabilities:
Accounts Receivable	1,083	2,951
Merchandise Inventories	(47,929)	33,498
Prepaid and Other Current Assets	(37,923)	(26,751)
Accounts Payable	318,687	3,083
Other Current Liabilities and Income Tax Payable	(5,089)	(14,084)
Deferred Rent Incentives	8,664	6,206
Other Long Term Assets and Long Term Liabilities	558	(5,746)

Net Cash Provided by Operating Activities	274,044	52,825

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(50,286)	(50,699)
Proceeds Received from Sale of Property	156	285
Increase in Restricted Cash and Cash Equivalents	(32,793)	(333)
Lease Acquisition Costs	(224)	(1,337)
Redemption of Investment in Money Market Fund	240	6,271
Purchase of Tradenames Rights	-	(6,250)
Other	35	46

Net Cash Used in Investing Activities	(82,872)	(52,017)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	-	343,400
Principal Payments on Long-Term Debt	(389)	(339)
Principal Payments on Long-Term Debt – Term Loan	(12,202)	(2,057)
Principal Payments on Long-Term Debt – ABL Line of Credit	(121,200)	(354,700)
Payment of Dividends	(151)	(3,000)
Debt Issuance Costs	(934)	-

Net Cash Used in Financing Activities	$(134,876)	$(16,696)

Increase (Decrease) in Cash and Cash Equivalents	56,296	(15,888)
Cash and Cash Equivalents at Beginning of Period	24,750	41,707
Cash and Cash Equivalents at End of Period	$81,046	$25,819

Supplemental Disclosure of Cash Flow Information
Interest Paid	$39,353	$46,078
Net Income Tax Payments (Refunds)	$39,614	$(15,278)

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$19,985	$6,737

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 31, 2010
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings).  Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation.  All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings.  The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/T for the 35 week period ended January 30, 2010.  The balance sheet at January 30, 2010 has been derived from the audited Consolidated Financial Statements contained in the Company's Transition Report on Form 10-K/T.  At January 30, 2010, the Company revised the presentation of the amortization of deferred financing fees related to the Company’s debt instruments by recording it in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.  The amortization of deferred financing fees had previously been included as a component of the line item “Depreciation and Amortization” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss prior to January 30, 2010.  At January 30, 2010, the Company also revised the presentation of the amortization of deferred financing fees in its Condensed Consolidated Statements of Cash Flows by reclassifying the amortization of deferred financing fees out of the line item “Depreciation and Amortization” within the Company’s Condensed Consolidated Statement of Cash Flows and including it within the line item “Amortization of Debt Issuance Costs” within the Company’s Condensed Consolidated Statements of Cash Flows. Because the Company's business is seasonal in nature, the operating results for the three and six month periods ended July 31, 2010 are not necessarily indicative of results for the fiscal year ending January 29, 2011.

Fiscal Year

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  The Transition Report on Form 10-K/T relates to the 35 week transition period beginning on May 31, 2009, the day following the end of the Company’s 2009 fiscal year, and ended on January 30, 2010 (the Transition Period).

Statements that are made about fiscal year 2010 refer to the first full fiscal year after the Transition Period, which is the 52 week period commencing on January 31, 2010 and ending on January 29, 2011 (Fiscal 2010).  Fiscal 2009 ended on May 30, 2009 and was a 52 week year (Fiscal 2009).  Fiscal 2008 ended on May 31, 2008 and was a 52 week year (Fiscal 2008).

 As a result of the Company’s fiscal year end change and the seasonality of the Company’s results, the Company recast its prior quarterly interim financial information for the 12 month period ended January 30, 2010 on the basis of the new fiscal year for comparative purposes.

Current Conditions

Prior to the Transition Period, the Company had experienced recurring annual net losses since its formation in April 2006, in part due to the interest expense associated with its leveraged debt structure detailed in Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Long-Term Debt.”  At July 31, 2010, working capital was $167.2 million, cash and cash equivalents were $81.0 million and unused availability under the Company’s $721 million ABL Senior Secured Revolving Facility (ABL Line of Credit) was $335.2 million.  Significant declines in the United States and international financial markets which began during Fiscal 2009 and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers, which in turn impacts the Company’s sales trends.  In response to these economic conditions, the Company accelerated several initiatives to restructure its workforce and reduce its cost structure (refer to Note 4 to the Company's Condensed Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion).  The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and its operating results.

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

2. Stockholder’s Equity

Activity for the three and six month periods ended July 31, 2010 and August 1, 2009 in the Company’s common stock, capital in excess of par value, and accumulated deficit are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at January 30, 2010	$-	$464,489	$(309,989)	$154,500
Net Income	-	-	5,213	5,213
Stock Option Expense	-	233	-	233
Dividends	-	-	(151)	(151)
Balance at May 1, 2010	-	464,722	(304,927)	159,795
Net Loss	-	-	(40,479)	(40,479)
Stock Option Expense	-	604	-	604
Balance at July 31, 2010	$-	$465,326	$(345,406)	$119,920

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at January 31, 2009	$-	$460,098	$(291,598)	$168,500
Net Loss	-	-	(36,916)	(36,916)
Stock Option Expense	-	580	-	580
Stock Option Restructuring	-	2,426	-	2,426
Dividends	-	-	(3,000)	(3,000)
Balance at May 2, 2009	-	463,104	(331,514)	131,590
Net Loss	-	-	(12,520)	(12,520)
Stock Option Expense	-	1,238	-	1,238
Balance at August 1, 2009	$-	$464,342	$(344,034)	$120,308

3. Long-Term Debt

Long-Term debt consists of:

	(in thousands)
	July 31, 2010	January 30, 2010	August 1, 2009

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$852,550	$864,752	$870,750
$721,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 4, 2014. (a)	-	121,200	18,700
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2010 to April 15, 2014.	301,620	301,264	300,928
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2010 to October 15, 2014.	99,309	99,309	99,309
Industrial Revenue Bonds, 6.1% due September 1, 2010.	1,210	1,210	2,305
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012.	300	400	500
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011.	125	167	208
Capital Lease Obligations	24,805	25,051	25,219

Total debt	1,279,919	1,413,353	1,317,919
Less: current maturities	(17,507)	(14,201)	(10,835)

Long-term debt, net of current maturities	$1,262,412	$1,399,152	$1,307,084

(a)
The $721 million ABL Line of Credit is effective through May 31, 2011, at which time the facility is reduced to a $600 million ABL Line of Credit. The $600 million ABL Line of Credit expires February 4, 2014, but is subject to a springing maturity requirement whereby the ABL will mature 45 days prior to May 28, 2013 (the maturity date of the $900 million Senior Secured Term Loan Facility (Term Loan) if the Term Loan is not extended or refinanced prior to that date).  Additional information regarding the ABL Line of Credit and Term Loan is included below.

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

On February 25, 2010, the Company entered into a second amendment to the credit agreement governing the Term Loan.  Among other things, the amendment provides that consolidated EBITDA (as defined in credit agreement governing the Term Loan) will be increased or decreased for any period to the extent necessary to eliminate the effects during such period of any increase or decrease in legal, auditing, consulting, and accounting related expenses for such period relating directly to the Company’s change in fiscal year compared to the amount of such expenses that would have been incurred in such period had the fiscal year change not occurred.  The amendment also provides that for purposes of any calculation of consolidated interest coverage ratio and consolidated leverage ratio, as of the last day of any fiscal quarter ending on or after January 30, 2010 and prior to the completion of the fiscal year ending the Saturday closest to January 31, 2011, consolidated EBITDA and consolidated interest expense will be determined for the most recent period of twelve consecutive fiscal months.  Pursuant to the terms of the amendment, the Company paid a fee to each lender consenting to the amendment in the amount of 0.05% (or $0.4 million in the aggregate) of the principal amount of such lender’s outstanding loan under the credit agreement governing the Term Loan.  A further description of the second amendment to the credit agreement governing the Term Loan is contained in Item 1.01 of the Company’s Current Report on Form 8-K, filed with the SEC on February 26, 2010.

The Company’s Term Loan agreement contains financial, affirmative and negative covenants and requires that the Company, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount.  Specifically, the Company’s total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 5.25 to 1 at July 31, 2010 and October 30, 2010; 5.00 to 1 at January 29, 2011; and 4.75 to 1 at April 30, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of the Company’s liquidity.  Adjusted EBITDA, as defined in the credit agreement governing the Company’s Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

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

The ABL Line of Credit carries an interest rate of LIBOR plus a spread which is determined by annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on the Company’s actual usage of the line of credit, will be charged on the unused portion of the ABL Line of Credit and will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

At July 31, 2010, the Company had $335.2 million available under the ABL Line of Credit and no borrowings outstanding.  There were no borrowings under the facility during the three months ended July 31, 2010. Maximum borrowings under the facility during the six month period ended July 31, 2010 amounted to $121.2 million.  Average borrowings during the six months ended July 31, 2010 amounted to $9.7 million at an average interest rate of 2.9%.

At August 1, 2009, the Company had $363.7 million available under the then $800 million ABL Line of Credit.  At January 30, 2010, the Company had $158.6 million available under the $721 million ABL Line of Credit.  The maximum borrowings under the ABL Line of Credit during each of the three and six month periods ended August 1, 2009 amounted to $150.3 million.  Average borrowings during the three and six month periods ended August 1, 2009 amounted to $46.0 million and $33.6 million, respectively, at an average interest rate of 3.4% and 3.3%, respectively.  At August 1, 2009 and January 30, 2010, $18.7 million and $121.1 million, respectively, were outstanding under the ABL Line of Credit and were included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheets.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $721 million ABL Line of Credit and the $900 million Term Loan.  These guarantees are both joint and several.

As part of the Company’s issuance of its 14.5% Senior Discount Notes, the Company is required to make a $13.4 million High Yield Discount Obligation payment by April 13, 2011.  The amount of the payment is included in the line item “Current Maturities of Long-Term Debt” on the Company’s Condensed Consolidated Balance Sheet as of July 31, 2010.

As of July 31, 2010, the Company was in compliance with all of its debt covenants.  The credit agreements regarding the ABL Line of Credit and Term Loan, as well as the indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $35.1 million, $40.3 million and $33.1 million in deferred financing fees, net of accumulated amortization, as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  As a result of the amendment of the Term Loan on February 25, 2010, the Company incurred an additional $0.9 million of deferred financing fees.  Amortization of deferred financing fees amounted to $3.1 million and $2.7 million for the three month periods ended July 31, 2010 and August 1, 2009, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.  Amortization of deferred financing fees amounted to $6.1 million and $5.2 million for the six months ended July 31, 2010 and August 1, 2009, respectively.

4.  Restructuring and Separation Costs

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420).  In an effort to better align the Company’s resources with its business objectives, during Fiscal 2009, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance.  In light of the then challenging economic and retail sales environments, the Company accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  Certain of these initiatives have continued through the Transition Period and Fiscal 2010.

On February 16, 2009, the Company’s former President and Chief Executive Officer (Former CEO) entered into a separation agreement with the Company.  As part of his separation agreement, the Company paid the Former CEO’s salary through January 30, 2010 at which time continuation payments and other benefits payable as provided in his separation agreement commenced.  The continuation payments will be paid out in biweekly installments through May 30, 2011.  The total amount of all continuation payments and other benefits payable to the Former CEO pursuant to the terms of his separation agreement was approximately $4.2 million, $2.4 million of which was stock compensation.  At July 31, 2010, $0.6 million of the total amount remained to be paid.

Changes of the Company’s workforce during the three and six months ended July 31, 2010 resulted in severance charges of approximately $1.2 million and $2.2 million, respectively.  In comparison, severance charges for the three and six months ended August 1, 2009 amounted to $0.1 million and $5.1 million, respectively.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Condensed Consolidated Balance Sheet as of July 31, 2010:

	(in thousands)
	January 30, 2010	Charges	Cash Payments	Other	July 31, 2010
Severance-Restructuring (a)	$1,560	-	(1,042)	(110)	$408
Severance-Separation Cost (b)	912	2,152	(788)	-	2,276
Total	$2,472	2,152	(1,830)	(110)	$2,684

	(in thousands)
	January 31, 2009	Charges	Cash Payments	Capital in Excess of Par Value	August 1, 2009
Severance-Restructuring (a)	$1,697	914	(1,991)	-	$620
Severance-Separation Cost (b)	-	4,190	(518)	(2,426)	1,246
Total	$1,697	5,104	(2,509)	(2,426)	$1,866

(a)
The balances as of July 31, 2010, January 30, 2010, August 1, 2009 and January 31, 2009 are recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.

(b)
The balance as of July 31, 2010 is recorded in the line item "Other Current Liabilities."  Approximately $0.7 million and $0.2 million of the balance as of January 30, 2010 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively.  Approximately $0.7 million and $0.6 million of the balance as of August 1, 2009 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively.

5. Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company either identified or was actively seeking out potential buyers for these assets as of the balance sheet dates.  The asset listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheets as of July 31, 2010 and January 30, 2010 was an owned parcel of land adjacent to one of the Company’s stores.

The assets listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheet as of August 1, 2009 were comprised of owned parcels of land adjacent to two of the Company’s stores, and various distribution equipment that was being held for sale.

Assets held for disposal are valued at the lower of their carrying value or fair value, less cost to sell, as follows:

	(in thousands)
	July 31, 2010	January 30, 2010	August 1, 2009
Property and Equipment	$521	$521	$723

6.  Restricted Cash and Cash Equivalents

At July 31, 2010, restricted cash and cash equivalents consisted of $32.8 million of collateral in lieu of a letter of credit for certain insurance contracts and $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  As a result, the Company’s outstanding letters of credit guaranteeing performance under various insurance contracts decreased $32.8M from May 1, 2010 through July 31, 2010.

At both January 30, 2010 and August 1, 2009, restricted cash and cash equivalents amounted to $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

7.  Intangible Assets

Intangible assets at July 31, 2010, January 30, 2010, and August 1, 2009 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	July 31, 2010			January 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000	$238,000	$-	$238,000

Favorable Leases	$521,561	$(116,034)	$405,527	$521,775	$(100,684)	$421,091

	(in thousands)
	August 1, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$-	$238,000

Favorable Leases	$567,034	$(94,890)	$472,144

Favorable Leases

The decrease in the gross carrying amount of favorable leases from January 30, 2010 to July 31, 2010 is related to a $0.2 million cost adjustment recorded during the six months ended July 31, 2010 which represents certain favorable leases becoming fully amortized during the period.

The increase in favorable lease accumulated amortization from January 30, 2010 through July 31, 2010 was primarily related to amortization expense of $15.6 million which was incurred during the six months ended July 31, 2010.  This increase was partially offset by a $0.2 million cost adjustment as described above.

The decrease in the gross carrying amount of the Company’s favorable leases from August 1, 2009 to January 30, 2010 was primarily related to a reduction of $45.3 million as a result of the impairment of 24 stores.

The increase in favorable lease accumulated amortization from August 1, 2009 to January 30, 2010 was primarily related to amortization expense of $16.4 million, which was partially offset by a cost adjustment of $10.6 million resulting from the impairment charge noted above, which decreased both the carrying cost and the accumulated amortization of the favorable leases.

Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal year:	(in thousands)

2011	$31,105
2012	29,854
2013	28,590
2014	27,972
2015	26,812

Total	$144,333

8.  Fair Value Measurements

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

Financial Assets

The Company’s financial assets as of July 31, 2010 included cash equivalents, interest rate cap agreements and a note receivable.  The Company’s financial liabilities are discussed below.  The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  As of July 31, 2010, the Company recorded credit valuation adjustments of $0.1 million to the overall valuation of the Company's interest rate cap agreements.  The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	July 31, 2010	January 30, 2010	August 1, 2009

Assets:
Level 1
Cash equivalents (including restricted cash)	$91,020	$2,758	$2,625

Level 2
Interest rate cap agreements (a)	$2,482	$8,779	$10,687

Level 3
Note Receivable (b)	$1,407	$1,407	$1,721

(a)
Included in “Prepaid and Other Current Assets” and “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 9 of the Company’s Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.

Financial Liabilities

The fair value of the Company’s debt as of July 31, 2010, January 30, 2010 and August 1, 2009 is noted in the table below:

	(in thousands)
	July 31, 2010		January 30, 2010		August 1, 2009
	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$852,550	$803,528	$864,752	$804,219	$870,750	$764,664
$721,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 14, 2014. (a)	-	-	121,200	121,200	18,700	18,700
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2010 to April 15, 2014	301,620	312,177	301,264	310,051	300,928	268,014
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2010 to October 15, 2014	99,309	105,268	99,309	98,812	99,309	81,744
Other debt (b)	1,635	1,635	1,777	1,777	3,013	3,013
Total debt	$1,255,114	$1,222,608	$1,388,302	$1,336,059	$1,292,700	$1,136,135

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short-term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Other debt includes the industrial revenue bonds and both promissory notes, as further described in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long-Term Debt.”
( c)	Capital lease obligations are excluded from the table above.

As of July 31, 2010, the fair value of the Company’s debt, exclusive of capital leases, was $1,222.6 million compared to the carrying value of $1,255.1 million.  The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates.  Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since July 31, 2010, and current estimates of fair value may differ from amounts presented herein.

9.  Derivative Instruments and Hedging Activities

The Company accounts for derivatives in accordance with ASC Topic No. 815 “Disclosures and Hedging” (Topic No. 815).  Topic No. 815 provides disclosure requirements to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under Topic No. 815 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt.  Instead, the interest rate cap agreements are adjusted to market on a quarterly basis.  As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

As of July 31, 2010, January 30, 2010, and August 1, 2009 the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
July 31, 2010	January 30, 2010	August 1, 2009

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Assets	$2,482	Other Assets	$8,779	Other Assets	$10,687

Other Current Assets	$-	Other Current Assets	$-	Other Current Assets	$-

Liability Derivatives
July 31, 2010	January 30, 2010	August 1, 2009

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$-	Other Liabilities	$-	Other Liabilities	$-

(Gain) Loss on Derivative Instruments

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Six Months Ended
July 31, 2010	August 1, 2009

Interest Rate Cap Agreements	Interest Expense	$6,297	$(7,351)

One of the four interest rate cap agreements became effective on May 12, 2006.  It has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  Upon the effective date the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  The Company adjusts this interest rate cap agreement to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On December 20, 2007, the Company entered into an additional interest rate cap agreement.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement became effective on May 29, 2009 upon the termination of an expiring $700 million interest rate cap agreement.  As of the effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  Instead, the Company adjusts the interest rate cap to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

On January 16, 2009, the Company entered into two additional interest rate cap agreements, each of which will be effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements described above.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015.  The Company will determine prior to the effective date of each agreement whether it will monitor them for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

10. Income Taxes

As of July 31, 2010, the Company had a current deferred tax asset of $31.2 million and a non-current deferred tax liability of $270.1 million.  As of January 30, 2010, the Company had a current deferred tax asset of $29.6 million and a non-current deferred tax liability of $283.2 million.  As of August 1, 2009, the Company had a current deferred tax asset of $49.6 million and a non-current deferred tax liability of $326.2 million.  Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, "Interim Financial Reporting" (Topic No. 270) and ASC Topic No. 740, "Income Taxes" (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the six months ended July 31, 2010, the Company’s best estimate of its annual effective income tax rate was 37.8% (before discrete items).

As of July 31, 2010, January 30, 2010 and August 1, 2009, valuation allowances amounted to $4.7 million, $4.7 million and $8.6 million, respectively, and related primarily to state tax net operating losses.  The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2011.  Any future tax benefit recognized by the use of a state tax net operating loss that was established prior to the April 13, 2006 merger transaction involving Bain Capital, LLC (Merger Transaction), where a valuation allowance has been established, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss according to the provisions of ASC Topic No. 805, “Business Combinations” (Topic No. 805).

11. Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value.  Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.  During the six months ended July 31, 2010 and the six months ended August 1, 2009, the Company did not enter into any new barter agreements.

Based on the expected usage of advertising credits received in exchange for certain inventory pursuant to barter transactions occurring in Fiscal 2008 and Fiscal 2009, the Company recorded prepaid advertising expense of $2.7 million, $2.7 million and $2.5 million in the line item “Prepaid and Other Current Assets” and $6.6 million, $7.5 million and $9.4 million in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively.

Barter credit usage for the three and six month periods ended July 31, 2010 amounted to $0.5 million and $0.9 million respectively, compared with $0.2 million and $0.6 million for the three and six month periods ended August 1, 2009.

12.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Board of Directors (the Board) of Burlington Coat Factory Holdings, Inc. (Parent) adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to executive officers and other key employees of the Company and its subsidiaries.  Awards made pursuant to the Plan are comprised of units of Parent’s common stock.  Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent’s common stock. As of July 31, 2010, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

Non-cash stock compensation expense for the three and six months ended July 31, 2010 amounted to $0.6 million and $0.8 million, respectively.  In comparison, non-cash stock compensation expense for the three and six months ended August 1, 2009 amounted to $1.2 million and $4.2 million, respectively.  The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended		Six Months Ended
Type of Non-Cash Stock Compensation	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Stock Compensation – Separation Costs (A)	$-	$-	$-	$2,425
Stock Option Compensation (B)	422	822	425	1,293
Restricted Stock Compensation (B)	182	415	412	526
Total	$604	$1,237	$837	$4,244

(A)	Included in the line item "Restructuring and Separation Costs" in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss.
(B)	Included in the line item "Selling and Administrative Expense" in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss.

The $2.4 million of stock compensation – separation costs related to the repurchase of a portion of the Former CEO’s restricted stock, under the terms of his separation agreements and a modification of his options.

Stock Options

Options granted during the six months ended July 31, 2010 and August 1, 2009 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.   All of the service-based awards granted in the six months ended July 31, 2010 and August 1, 2009 vest 40% on the second anniversary of the award (or the modification of the award) with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of July 31, 2010, the Company had 472,500 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with Topic No. 718 using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date (June 4, 2006 for the Company).  For the three and six months ended July 31, 2010, the Company recognized non-cash stock compensation expense of $0.4 million ($0.3 million after tax) and $0.4 million ($0.3 million after tax), respectively, net of a $0.2 million and $0.9 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.  In comparison, for the three and six months ended August 1, 2009, the Company recognized expense of $0.8 million ($0.4 million after tax), and $3.7 million ($1.8 million after tax), respectively.  For the three months ended August 1, 2009 there were no adjustments related to forfeitures, while during the six months ended August 1, 2009, there was a $1.2 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Loss. As of July 31, 2010 there was approximately $6.1 million of unearned non-cash stock option-based compensation that the Company expected to recognize as expense over the next 4.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period of 5 years.  As of July 31, 2010, 27.6% of outstanding options to purchase units had vested.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit

Options Outstanding January 30, 2010	478,500	$123.70

Options Issued	37,000	120.00
Options Forfeited	(43,000)	(120.00)
Options Cancelled	-

Options Outstanding July 31, 2010	472,500	$123.75

 Non-vested stock option unit transactions during the six months ended July 31, 2010 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, January 30, 2010	361,500	$36.50

Granted	37,000	36.84

Vested	(28,534)	(43.46)

Forfeited	(27,931)	(36.51)

Cancellations	-	-

Non-Vested Options Outstanding, July 31, 2010	342,035	$38.54

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of July 31, 2010:

	Stock Option Units Outstanding		Option Units Exercisable
Exercise Prices	Number Outstanding At July 31, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at July 31, 2010	Weighted Average Remaining Contractual Life (Years)

$90.00	309,334	8.0	72,977	5.6
$180.00	149,166	7.2	43,488	5.2
$270.00	14,000	2.8	14,000	2.8
	472,500		130,465

The following table summarizes information about vested stock options and the stock options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of July 31, 2010
$90.00	250,267	8.0	$90.00
$180.00	122,133	7.2	$180.00
$270.00	14,000	2.8	$270.00
	386,400

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the six months ended July 31, 2010 and August 1, 2009:

	Six Months Ended
	July 31, 2010	August 1, 2009

Risk-Free Interest Rate	2.3 – 3.4%	2.6 – 3.5%
Expected Volatility	43.2%	52.5%
Expected Life (years)	6.6 - 9.5	6.9 - 10
Contractual Life (years)	10	10
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$90.00	$41.10	$20.95
$180.00	$28.33	$18.55
$270.00	$-	$-

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

During the three and six month periods ended July 31, 2010, the Company recorded $0.2 million and $0.4 million, respectively, of non-cash stock compensation expense related to 80,263 restricted stock units, which is included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.  In comparison, for the three and six months ended August 1, 2009, the Company recognized expense of $0.4 million and $0.5 million, respectively, of non-cash stock compensation related to 115,085 restricted stock units.   As of July 31, 2010 there was approximately $1.8 million of unearned non-cash restricted stock unit-based compensation that the Company expects to recognize as an expense over the next 1.9 years.  The service based restricted stock units are expensed on a straight-line basis over the requisite service period of three years.  At July 31, 2010, 2,500 of the outstanding restricted stock units were vested.

Restricted stock unit transactions for the six months ended July 31, 2010 are summarized below:

Number of Restricted Stock Units

Restricted stock units Outstanding, January 30, 2010	95,052

Granted	-
Forfeited	(14,789)
Cancellations	-

Restricted stock units Outstanding, July 31, 2010	80,263

 Non-vested transactions for the six months ended July 31, 2010 are summarized below:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Restricted Stock Unit

Non-vested Restricted Stock Units Outstanding, January 30, 2010	92,552	$47.97
Granted	-
Vested	-
Forfeited	(14,789)	(45.80)
Cancellations	-

Non-vested Restricted Stock Units Outstanding, July 31, 2010	77,763	$48.38

13.  Comprehensive Loss

The Company presents comprehensive loss on its Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC Topic No. 220 “Comprehensive Income.”   For the three and six month periods ended July 31, 2010 and August 1, 2009, comprehensive loss consisted of net loss.

14. Other Revenue

Other revenue consists of rental income received from leased departments; subleased rental income and other miscellaneous items; and layaway, alteration and other service charges (Service Fees), which are summarized below:

	(in thousands)
	Six Months Ended		Three Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Subleased Rental Income and Other Miscellaneous Items	$5,646	$5,357	$2,649	$2,641
Rental Income from Leased Departments	3,318	4,019	1,533	1,903
Service Fees	5,111	4,408	2,613	2,180
Total	$14,075	$13,784	$6,795	$6,724

15.  Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, liabilities due to customers, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Liabilities due to customers totaled $31.9 million, $33.2 million, and $39.2 million as of July 31, 2010, January 30, 2010, and August 1, 2009, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in worker's compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.  At July 31, 2010, January 30, 2010, and August 1, 2009, self-insurance reserves of $24.0 million, $24.2 million, and $42.4 million, respectively, were recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.  The remaining reserve balances of $21.4 million and $21.5 million as of July 31, 2010 and January 30, 2010, respectively, were recorded in the line item "Other Liabilities" in the Company's Condensed Consolidated Balance Sheets.  Prior to January 30, 2010, all of the Company's self-insurance reserves were recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.

16.  Segment Information

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

17.  Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amounts of such reserves were $17.5 million, $11.6 million, and $4.4 million as of July 31, 2010, January 30, 2010, and August 1, 2009, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Company’s Transition Report on Form 10-K/T, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of July 31, 2010, the Company was committed to 15 new lease agreements (inclusive of one relocation) for locations at which stores are expected to be opened in Fiscal 2010.  The 15 new stores are expected to have minimum lease payments of $3.2 million, $10.3 million, $10.6 million, $10.7 million, and $83.2 million for the remainder of the fiscal year ending January 29, 2011, and the fiscal years ending January 28, 2012, February 2, 2013, February 1, 2014, and January 31, 2015 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $52.1 million and $64.5 million as of July 31, 2010 and August 1, 2009, respectively.  Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had available letters of credit of $335.2 million and $363.7 million as of July 31, 2010 and August 1, 2009, respectively.  Among these arrangements as of July 31, 2010 and August 1, 2009, the Company had letters of credit in the amount of $29.4 million and $43.7 million, respectively, guaranteeing performance under various insurance contracts and utility agreements.  The Company also had an outstanding letter of credit in the amount of $1.2 million and $2.4 million guaranteeing its Industrial Revenue Bonds at July 31, 2010 and August 1, 2009, respectively.  Finally, the Company had outstanding commercial letter of credit agreements in the amount of $21.5 million and $18.4 million at July 31, 2010 and August 1, 2009, respectively, for purchase commitments related to imported inventory.

The Company had irrevocable letters of credit in the amount of $79.6 million as of January 30, 2010.  Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $79.0 million as of January 30, 2010.  Letters of credit outstanding at January 30, 2010 amounted to $68.5 million, guaranteeing performance under various insurance contracts, and utility agreements.  The Company also had letters of credit, in the amount of $1.2 million at January 30, 2010, guaranteeing the Company’s Industrial Revenue Bonds and $9.9 million for purchase commitments related to imported inventory.

18. Recent Accounting Pronouncements

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

19. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 .1% Senior Notes due 2014.  The notes were issued under an indenture issued on April 13, 2006.  Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, (exclusive of subsidiaries, referred to herein as “BCFW”, and the guarantor subsidiaries.)  The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of July 31, 2010

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$3,832	$77,214	$-	$81,046
Restricted Cash and Cash Equivalents	-	32,816	2,581	-	35,397
Accounts Receivable	-	19,110	13,532	-	32,642
Merchandise Inventories	-	-	661,224	-	661,224
Deferred Tax Asset	-	9,976	21,240	-	31,216
Prepaid and Other Current Assets	-	17,376	17,546	-	34,922
Prepaid Income Tax	-	36,781	505	-	37,286
Assets Held for Sale	-	-	521	-	521

Total Current Assets	-	119,891	794,363	-	914,254

Property and Equipment - Net of Accumulated Depreciation	-	57,456	793,028	-	850,484
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	405,527	-	405,527
Goodwill	-	47,064	-	-	47,064
Other Assets	119,920	1,525,319	44,956	(1,599,846)	90,349

Total Assets	$119,920	$1,987,730	$2,037,874	$(1,599,846)	$2,545,678

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$-	$458,489	$-	$-	$458,489
Income Taxes Payable	-	517	352	-	869
Other Current Liabilities	-	145,053	89,691	-	234,744
Current Maturities of Long-Term Debt	-	2,050	15,457	-	17,507

Total Current Liabilities	-	606,109	105,500	-	711,609

Long-Term Debt	-	1,152,124	110,288	-	1,262,412
Other Liabilities	-	21,673	170,000	(10,000)	181,673
Deferred Tax Liability	-	87,904	182,160	-	270,064

Stockholder’s Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	465,326	465,326	882,602	(1,347,928)	465,326
(Accumulated Deficit)/ Retained Earnings	(345,406)	(345,406)	587,324	(241,918)	(345,406)

Total Stockholder’s Equity	119,920	119,920	1,469,926	(1,589,846)	119,920

Total Liabilities and Stockholder’s Equity	$119,920	$1,987,730	$2,037,874	$(1,599,846)	$2,545,678

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(All amounts in thousands, except share data)

	As of January 30, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$4,176	$20,574	$-	$24,750
Restricted Cash and Cash Equivalents	-	-	2,605	-	2,605
Investments	-	-	-	-	-
Accounts Receivable	-	19,886	11,392	-	31,278
Merchandise Inventories	-	540	612,755	-	613,295
Deferred Tax Assets	-	10,001	19,643	-	29,644
Prepaid and Other Current Assets	-	12,959	16,484	-	29,443
Prepaid Income Taxes	-	3,870	971	-	4,841
Assets Held for Disposal	-	-	521	-	521

Total Current Assets	-	51,432	684,945	-	736,377

Property and Equipment—Net of Accumulated Depreciation	-	52,526	803,623	-	856,149
Tradenames	-	238,000	-	-	238,000
Favorable Leases—Net of Accumulated Amortization	-	-	421,091	-	421,091
Goodwill	-	47,064	-	-	47,064
Other Assets	154,500	1,441,062	37,792	(1,538,041)	95,313

Total Assets	$154,500	$1,830,084	$1,947,451	$(1,538,041)	$2,393,994

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$-	$139,802	$-	$-	$139,802
Income Taxes Payable	-	10,628	3,595	-	14,223
Other Current Liabilities	-	125,839	89,975	-	215,814
Current Maturities of Long-Term Debt	-	12,202	1,999	-	14,201

Total Current Liabilities	-	288,471	95,569	-	384,040

Long-Term Debt	-	1,275,014	124,138	-	1,399,152
Other Liabilities	-	23,374	159,693	(10,000)	173,067
Deferred Tax Liability	-	88,725	194,510	-	283,235

Commitments and Contingencies	-	-	-	-	-

Stockholder’s Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	464,489	464,489	836,784	(1,301,273)	464,489
(Accumulated Deficit) / Retained Earnings	(309,989)	(309,989)	536,757	(226,768)	(309,989)
Total Stockholder’s Equity	154,500	154,500	1,373,541	(1,528,041)	154,500
Total Liabilities and Stockholder’s Equity	$154,500	$1,830,084	$1,947,451	$(1,538,041)	$2,393,994

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of August 1, 2009

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$1,295	$24,524	$-	$25,819
Restricted Cash and Cash Equivalents	-	-	2,623	-	2,623
Investment in Money Market Fund	-	-	995	-	995
Accounts Receivable	-	18,210	9,782	-	27,992
Merchandise Inventories	-	736	660,802	-	661,538
Deferred Tax Asset	-	14,949	34,690	-	49,639
Prepaid and Other Current Assets	-	33,610	14,412	-	48,022
Prepaid Income Tax	-	4,359	1,890	-	6,249
Assets Held for Sale	-	-	723	-	723

Total Current Assets	-	73,159	750,441	-	823,600

Property and Equipment - Net of Accumulated Depreciation	-	55,970	834,367	-	890,337
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	472,144	-	472,144
Goodwill	-	47,064	-	-	47,064
Other Assets	120,308	1,577,046	37,807	(1,643,520)	91,641

Total Assets	$120,308	$1,991,239	$2,094,759	$(1,643,520)	$2,562,786

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$-	$401,711	$-	$-	$401,711
Income Taxes Payable	-	5,632	751	-	6,383
Other Current Liabilities	-	129,579	98,368	-	227,947
Current Maturities of Long-Term Debt	-	9,000	1,835	-	10,835

Total Current Liabilities	-	545,922	100,954	-	646,876

Long-Term Debt	-	1,181,378	125,706	-	1,307,084
Other Liabilities	-	45,579	126,697	(10,000)	162,276
Deferred Tax Liability	-	98,052	228,190	-	326,242

Stockholder’s Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	464,342	464,342	1,224,366	(1,688,708)	464,342
(Accumulated Deficit)/ Retained Earnings	(344,034)	(344,024)	288,846	55,188	(344,034)

Total Stockholder’s Equity	120,308	120,308	1,513,212	(1,633,520)	120,308

Total Liabilities and Stockholder’s Equity	$120,308	$1,991,239	$2,094,759	$(1,643,520)	$2,562,786

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Six Months Ended July 31, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$861	$1,622,567	$-	$1,623,428
Other Revenue	-	233	13,842	-	14,075
Total Revenue	-	1,094	1,636,409	-	1,637,503

COSTS AND EXPENSES:
Cost of Sales	-	847	1,020,894	-	1,021,741
Selling and Administrative Expenses	-	86,270	464,038	-	550,308
Restructuring and Separation Costs	-	1,739	413	-	2,152
Depreciation and Amortization	-	8,113	64,122	-	72,235
Interest Expense	-	44,901	8,521	-	53,422
Impairment Charges – Long-Lived Assets	-	-	258	-	258
Other (Income) Expense, Net	-	(4,068)	(2,376)	-	(6,444)
Loss (Earnings) from Equity Investment	35,266	(50,567)	-	15,301	-
Total Costs and Expenses	35,266	87,235	1,555,870	15,301	1,693,672

(Loss) Income Before (Benefit) Provision for Income Taxes	(35,266)	(86,141)	80,539	(15,301)	(56,169)

(Benefit) Provision for Income Taxes	-	(50,875)	29,972	-	(20,903)

Net (Loss) Income	$(35,266)	$(35,266)	$50,567	$(15,301)	$(35,266)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended July 31, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$500	$728,250	$-	$728,750
Other Revenue	-	121	6,674	-	6,795
Total Revenue	-	621	734,924	-	735,545

COSTS AND EXPENSES:
Cost of Sales	-	500	468,888	-	469,388
Selling and Administrative Expenses	-	43,650	228,129	-	271,779
Restructuring and Separation Costs	-	872	318	-	1,190
Depreciation and Amortization	-	4,350	31,156	-	35,506
Interest Expense	-	21,806	4,251	-	26,057
Impairment Charges – Long-Lived Assets	-	-	73	-	73
Other (Income) Expense, Net	-	(1,947)	(1,531)	-	(3,478)
Loss (Earnings) from Equity Investment	40,479	(5,022)	-	(35,457)	-
Total Costs and Expenses	40,479	64,209	731,284	(35,457)	800,515

(Loss) Income Before (Benefit) Provision for Income Taxes	(40,479)	(63,588)	3,640	35,457	(64,970)

(Benefit) Provision for Income Taxes	-	(23,109)	(1,382)	-	(24,491)

Net (Loss) Income	$(40,479)	$(40,479)	$5,022	$35,457	$(40,479)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Six Months Ended August 1, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$970	$1,530,050	$-	$1,531,020
Other Revenue	-	251	13,533	-	13,784

Total Revenue	-	1,221	1,543,583	-	1,544,804

COSTS AND EXPENSES:
Cost of Sales	-	640	977,819	-	978,459
Selling and Administrative Expenses	-	82,644	446,005	-	528,649
Restructuring and Separation Costs	-	4,305	799	-	5,104
Depreciation and Amortization		11,233	66,112		77,345
Interest Expense	-	29,103	8,580	-	37,683
Impairment Charges – Long-Lived Assets	-	-	9,428	-	9,428
Impairment Charges – Tradenames	-	15,250	-	-	15,250
Other (Income) Expense, Net	-	(4,461)	(1,884)	-	(6,345)
Loss (Earnings) from Equity Investment	49,435	(18,028)	-	(31,407)	-
Total Costs and Expenses	49,435	120,686	1,506,859	(31,407)	1,645,573

(Loss) Income Before (Benefit) Provision for Income Taxes	(49,435)	(119,465)	36,724	31,407	(100,769)

(Benefit) Provision for Income Taxes	-	(70,030)	18,697	-	(51,333)

Net (Loss) Income	$(49,435)	$(49,435)	$18,027	$31,407	$(49,436)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended August 1, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$512	$700,466	$-	$700,978
Other Revenue	-	123	6,601	-	6,724

Total Revenue	-	635	707,067	-	707,702

COSTS AND EXPENSES:
Cost of Sales	-	335	423,914	-	424,249
Selling and Administrative Expenses	-	40,109	226,432	-	266,541
Restructuring and Separation Costs	-	(78)	159	-	81
Depreciation and Amortization	-	4,740	32,926	-	37,666
Interest Expense	-	9,893	6,873	-	16,766
Impairment Charges – Long-Lived Assets	-	-	42	-	42
Impairment Charges – Tradenames	-	-	-	-	-
Other (Income) Expense, Net	-	(4,072)	(5,195)	-	(9,267)
Loss (Earnings) from Equity Investment	12,520	(10,476)	-	(2,044)	-
Total Costs and Expenses	12,520	40,451	685,151	(2,044)	736,078

(Loss) Income Before (Benefit) Provision for Income Taxes	(12,520)	(39,816)	21,916	2,044	(28,376)

(Benefit) Provision for Income Taxes	-	(27,296)	11,440	-	(15,856)

Net (Loss) Income	$(12,520)	$(12,520)	$10,476	$2,044	$(12,520)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Six Months Ended July 31, 2010
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$178,980	$95,064	$-	$274,044

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(12,057)	(38,229)	-	(50,286)
Proceeds Received from Sale of Fixed Assets	-	-	156	-	156
Lease Acquisition Costs	-	-	(224)	-	(224)
Redemption of Investment in Money Market Fund		-	240	-	240
Change in Restricted Cash and Cash Equivalents	-	(32,815)	22	-	(32,793)
Investing Activity-Other	-	35	-	-	35

Net Cash Used in Investing Activities	-	(44,837)	(38,035)	-	(82,872)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt	-	(12,202)	-	-	(12,202)
Principal Payments on Long-Term Debt	-	-	(389)	-	(389)
Principal Payments on Long-Term Debt - ABL Line of Credit	-	(121,200)	-	-	(121,200)
Debt Issuance Cost	-	(934)	-	-	(934)
Payment of Dividends	(151)	(151)	-	151	(151)
Receipt of Dividends	151	-	-	(151)	-

Net Cash Used In Financing Activities	-	(134,487)	(389)	-	(134,876)

(Decrease) Increase in Cash and Cash Equivalents	-	(344)	56,640	-	56,296
Cash and Cash Equivalents at Beginning of Period	-	4,176	20,574	-	24,750

Cash and Cash Equivalents at End of Period	$-	$3,832	$77,214	$-	$81,046

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Six Months Ended August 1, 2009
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash (Used In) Provided by Operating Activities	$-	$21,261	$31,564	$-	$52,825

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	-	(50,414)	-	(50,414)
Change in Restricted Cash and Cash Equivalents	-	-	(333)	-	(333)
Lease Acquisition Costs	-	-	(1,337)	-	(1,337)
Redemption of Investment in Money Market Fund	-	-	6,271	-	6,271
Purchase of Tradename Rights	-	(6,250)	-	-	(6,250)
Investing Activity-Other	-	46	-	-	46

Net Cash Used in Investing Activities	-	(6,204)	(45,813)	-	(52,017)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	-	343,400	-	-	343,400
Principal Payments on Long-Term Debt	-	-	(339)	-	(339)
Principal Payments on Long-Term Debt – ABL Line of Credit	-	(354,700)	-	-	(354,700)
Principal Payments on Long-Term Debt – Term Loan	-	(2,057)	-	-	(2,057)
Payment of Dividends	(3,000)	(3,000)	-	3,000	(3,000)
Receipt of Dividends	3,000	-	-	(3,000)	-

Net Cash Provided By (Used In) Financing Activities	-	(16,357)	(339)	-	(16,696)

Decrease in Cash and Cash Equivalents	-	(1,300)	(14,588)	-	(15,888)
Cash and Cash Equivalents at Beginning of Period	-	2,595	39,112	-	41,707

Cash and Cash Equivalents at End of Period	$-	$1,295	$24,524	$-	$25,819

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

As a result of our fiscal year end change and the seasonality of our results, we recast our prior quarterly interim financial information for the 12 month period ended January 30, 2010 on the basis of the new fiscal year for comparative purposes.

Overview

Three Month Period Ended July 31, 2010 Compared With Three Month Period Ended August 1, 2009

We experienced an increase in net sales for the three months ended July 31, 2010 compared with the three months ended August 1, 2009.  Consolidated net sales increased $27.8 million, or 4.0%, to $728.8 million for the three months ended July 31, 2010 from $701.0 million for the three months ended August 1, 2009.  This increase was primarily attributable to an increase in new stores and stores previously opened that are not included in our comparative store sales and an increase in comparative store sales.  We believe the comparative store sales (as discussed below under the caption “Key Performance Measures”) increase was due primarily to our ongoing initiatives to improve our comparative store sales, as discussed in further detail below (refer to the section below entitled “Three Month Period Ended July 31, 2010 Compared with Three Month Period Ended August 1, 2009” for further explanation).

Our gross margin as a percentage of sales decreased to 35.6% during the three month period ended July 31, 2010 as compared with 39.5% for the three month period ended August 1, 2009.  The reduction in gross margin as a percentage of sales is due primarily to the timing of markdowns taken.   We took more markdowns during the three months ended July 31, 2010 compared with the three months ended August 1, 2009.  This was the result of a change in the cadence of our markdowns.

Selling and administrative expenses as a percentage of sales improved to 37.3% during the three months ended July 31, 2010 from 38.0% during the three months ended August 1, 2009.  This improvement was due to our ongoing initiative to reduce our cost structure, as further discussed below under the caption “Ongoing Initiatives for Fiscal 2010.”

Total selling and administrative expenses increased $5.2 million, or 2.0%, during the three months ended July 31, 2010 compared with the three months ended August 1, 2009.  The increase in our selling and administrative expenses was primarily due to an increase in legal reserves, benefit costs, payroll and payroll related costs, and occupancy costs offset by a decrease in business insurance.

We recorded a net loss of $40.5 million for the three month period ended July 31, 2010 compared with a net loss of $12.5 million for the three month period ended August 1, 2009.  The decline in our operating results during the three months ended July 31, 2010 compared with the three months ended August 1, 2009 was primarily attributable to the results discussed above, as well an increase in interest expense which primarily related to the change in the fair values of our interest rate cap agreements during the three months ended July 31, 2010 compared with the three months ended August 1, 2009.

Six Month Period Ended July 31, 2010 Compared With Six Month Period Ended August 1, 2009

We experienced an increase in net sales for the six months ended July 31, 2010 compared with the six months ended August 1, 2009.  Consolidated net sales increased $92.4 million, or 6.0%, to $1,623.4 million for the six months ended July 31, 2010 from $1,531.0 million for the six months ended August 1, 2009.  This increase was primarily attributable to an increase in new stores and stores previously opened that are not included in our comparative store sales and an increase in comparative store sales.  We believe the comparative store sales (as discussed below under the caption “Key Performance Measures”) increase was due primarily to our ongoing initiatives to improve our comparative store sales, as discussed in further detail below (refer to the section below entitled “Six Month Period Ended July 31, 2010 compared with Six Month Period Ended August 1, 2009” for further explanation).

Our gross margin as a percentage of sales increased to 37.1% during the six month period ended July 31, 2010 compared with 36.1% for the six month period ended August 1, 2009.  The largest driver of the improvement in gross margin as a percentage of sales is due to fewer markdowns in the six months ended July 31, 2010 compared with the six months ended August 1, 2009.

Selling and administrative expenses as a percentage of sales improved to 33.9% during the six months ended July 31, 2010 from 34.5% during the six months ended August 1, 2009.  This improvement was due to our ongoing initiative to reduce our cost structure, as further discussed below under the caption “Ongoing Initiatives for Fiscal 2010.”

Total selling and administrative expenses increased $21.7 million, or 4.1% during the six months ended July 31, 2010 compared with the six months ended August 1, 2009.  The increase in our selling and administrative expenses was primarily due to new store openings.  At July 31, 2010, we operated 447 stores compared with 433 stores at August 1, 2009.

We recorded a net loss of $35.3 million for the six month period ended July 31, 2010 compared with a net loss of $49.4 million for the six month period ended August 1, 2009.  The improvement in our operating results during the six months ended July 31, 2010 compared with the six months ended August 1, 2009 was primarily attributable to the results discussed above, as well as fewer impairment charges during the six months ended July 31, 2010 compared with the six months ended August 1, 2009.

Current Conditions

Store Openings, Closings, and Relocations.

 During the six months ended July 31, 2010, we opened ten Burlington Coat Factory Warehouse Stores (BCF Stores) and closed five BCF Stores, four of which were in locations within the same trading market as four of the new stores that we opened during the Transition Period, and one was located within the same trading market as one of the new stores that we opened during the six month period ended July 31, 2010.  As of July 31, 2010, we operated 447 stores under the names "Burlington Coat Factory Warehouse" (429 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (15 stores) and "Super Baby Depot" (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements.  We currently plan to open 15 new stores (inclusive of one relocation) during the remainder of Fiscal 2010.

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

We plan to execute these initiatives during Fiscal 2010 by:

o
Continuing to allocate appropriate payroll to stores for such things as additional receiving, and early morning and overnight stocking crews to ensure goods are moved quickly from the store docks to the selling floor.

o	Continuing the implementation of a chain wide store housekeeping initiative to ensure our stores reflect clean organized merchandise presentation and are easier and more comfortable to shop.

o
Continuing the implementation of a store refresh program with respect to stores that we have identified as having certain needs such as new carpet, painting, fitting room improvements and various other improvements.  We have completed store refreshes at 26 stores to date and have identified an additional 25 stores to refresh through the end of Fiscal 2010.

o
Continuing the implementation of upgraded lighting retrofits in our stores which will make them more energy efficient and easier for customers to navigate.  Of the original 70 stores initially identified for lighting retrofits, all have been completed.  We have identified 60 additional stores for upgraded lighting retrofits through the end of Fiscal 2010.

o
Keeping inventory fresh through improved receipt management. This initiative is targeted to ensure that we have the right goods, in the right store, at the right time.  We are continuing to refine our processes supporting consistent merchandise flow by continuing to better align receipts with sales. In addition, we believe we can improve receipt management by incorporating inventory turnover targets and exit strategies for fashion and seasonal product into the day-to-day business process.

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

o
Supply chain efficiencies.  We continue to work on several logistics initiatives which we expect will result in reduced logistics cost and improved service levels.  We have consolidated our Burlington, New Jersey distribution center into our Edgewater Park, NJ distribution center and have implemented a new warehouse management system within the Edgewater Park, NJ and San Bernardino, CA distribution centers which will allow for further improvements in productivity by providing functionality not previously available and will allow flexibility in processing any goods received at either of the two facilities.  In turn, as both facilities will be able to process all receipts in a more efficient manner, we expect to be able to reduce the amount of transportation miles required to service our stores.  Finally, we have implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers.  We intend to re-invest a portion of these logistics savings in resources that will focus on evaluating and enhancing existing procedures intended to improve efficiencies at the store level.

•	Deliver Consistent Gross Margin. We continue to focus on having stable gross margin as a percentage of net sales.

We plan to execute this initiative during Fiscal 2010 by:

o
Continuing to manage our inventory receipt to reduction ratio.  By matching receipt dollars to sales dollars we will continue to be able to take advantage of in season buying opportunities and to capitalize on those businesses that are trending well.

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

o
Reducing our shrink as a percentage of net sales.  We are adding additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without impacting the store experience.  We expect results to occur over time with most of these shrink reductions becoming apparent in the fiscal year ending January 28, 2012.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparative store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customers' spending, there are uncertainties and challenges that we face as a value department store of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

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

Key Performance Measures

We consider numerous factors in assessing our performance.  Key performance measures used by management include comparative store sales, gross margin, inventory levels, receipt-to-reduction ratio, liquidity and store payroll as a percentage of net sales.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  The method of calculating comparative store sales varies across the retail industry.  As a result, our definition of comparative store sales may differ from other retailers.

During the Transition Period, we changed our definition of comparative store sales.  We now define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.  Previously, we defined comparative store sales as sales of those stores (net of sales discounts) following their four hundred and twenty-fifth day of operation (approximately one year and two months).  This change aligns our external reporting of comparative store sales with how the metric is reviewed internally by senior management.  For the six and three months ended July 31, 2010, we experienced an increase in comparative store sales of 1.9% and 0.3%, respectively, compared with the six and three month periods ended August 1, 2009.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

   Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Condensed Consolidated Statements of Operations and Comprehensive Loss.  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  Gross margin as a percentage of net sales increased to 37.1% during the six months ended July 31, 2010 from 36.1% during the six months ended August 1, 2009 due to fewer markdowns taken as a result of our ongoing initiatives to improve the amount of current inventory as a percentage of our total inventory, as further discussed above under the heading “Ongoing Initiatives for Fiscal 2010.”

Inventory Levels.   Inventory at July 31, 2010 was $661.2 million compared to $613.3 million January 30, 2010.  Average store inventory at July 31, 2010 increased approximately 6.6% to $1.5 million per store compared with average store inventory of $1.4 million at January 30, 2010.

Inventory at July 31, 2010 decreased $0.3 million from $661.5 million at August 1, 2009.    Average store inventory at July 31, 2010 decreased approximately 3.2% to $1.5 million per store compared with average store inventory at August 1, 2009.

In order to better serve our customers, and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores.  Our efforts to date have resulted in a 3.2% reduction in average store inventory at July 31, 2010 compared with August 1, 2009.  By managing our inventories conservatively we believe we will be better able to deliver a continual flow of fresh merchandise to our customers.  We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our annualized inventory turnover rate as of July 31, 2010 of 2.8 turns per year has increased over the annualized inventory turnover rate as of August 1, 2009 of 2.6 turns per year.

Liquidity.  Liquidity measures our ability to generate cash.  Management measures liquidity through cash flow and working capital position.  Cash flow is the measure of cash generated from operating, financing, and investing activities.  We experienced an increase in cash and cash equivalents of $56.3 million during the six month period ended July 31, 2010.  During the six month period ended August 1, 2009 we experienced a decrease in cash and cash equivalents of $15.9 million.  The increase during the six month period ended July 31, 2010 was primarily due to increased accounts payable at July 31, 2010 compared with January 30, 2010 as a result of our working capital management strategy at the end of the Transition Period.  Based on the working capital management strategy we accelerated certain payments that typically would not have been made until the first quarter of Fiscal 2010, which lowered our accounts payable balance at the end of the Transition Period.  As our accounts payable balance returned to historical levels at July 31, 2010, this created additional cash flow.  Partially offsetting this increase was increased net repayments on our ABL Line of Credit.  During the six months ended July 31, 2010 and August 1, 2009, we made net repayments on our ABL Line of Credit of $121.2 million and $11.3 million, respectively.  Cash and cash equivalents increased $56.3 million from January 30, 2010 to $81.0 million at July 31, 2010 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows.  Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities.  Working capital at July 31, 2010 was $167.2 million compared with $349.7 million at January 30, 2010.  The decrease in working capital from January 30, 2010 was primarily attributable to an increase in accounts payable related to the Company’s year end working capital management strategy.

Working capital at July 31, 2010 decreased $6.9 million to $167.2 million at July 31, 2010 from $174.1 million at August 1, 2009.  The decrease in working capital was primarily attributable to an increase in accounts payable, partially offset by an increase in cash and cash equivalents.

Store Payroll as a Percentage of Net Sales.   Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales.  The method of calculating store payroll varies across the retail industry.  As a result, our store payroll as a percentage of net sales may differ from other retailers.  Store payroll as a percentage of net sales was 12.0% and 10.9% during the three and six months ended July 31, 2010 compared with 12.5% and 11.4% during the three and six months ended August 1, 2009.

The improvement in store payroll as a percentage of net sales for both the three and six month periods ended July 31, 2010 compared with both the three and six months ended August 1, 2009, is due to our ongoing intiative to reduce store payroll costs, as further described above under the caption "Ongoing Initiatives for Fiscal 2010".

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the three and six month periods ended July 31, 2010 and August 1, 2009.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.9	0.9	0.9	1.0
Total Revenue	100.9	100.9	100.9	101.0

Cost of Sales	62.9	63.9	64.4	60.5

Selling and Administrative Expenses	33.9	34.5	37.3	38.0

Restructuring and Separation Costs	0.1	0.3	0.2	0.0

Depreciation and Amortization	4.5	5.1	4.9	5.4

Interest Expense	3.3	2.5	3.5	2.4

Impairment Charges – Long-Lived Assets	0.0	0.6	0.0	0.0

Impairment Charges – Tradenames	0.0	1.0	0.0	0.0

Other (Income) Expense, Net	(0.4)	(0.4)	(0.5)	(1.3)

Total Expense	(104.3)	107.5	109.8	105.0

Loss before Income Tax Benefit	(3.4)	(6.6)	(8.9)	(4.0)

Income Tax Benefit	(1.3)	(3.4)	(3.4)	(2.2)

Net Loss	(2.1)%	(3.2)%	(5.5)%	(1.8)%

Three Month Period Ended July 31, 2010 Compared With Three Month Period Ended August 1, 2009

Net Sales

 We experienced an increase in net sales for the three months ended July 31, 2010 compared with the three months ended August 1, 2009.  Consolidated net sales increased $27.8 million, or 4.0%, to $728.8 million for the three months ended July 31, 2010 from $701.0 million for the three months ended August 1, 2009.  This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $19.0 million related to 10 new stores opened during the three months ended July 31, 2010,
•	an increase in net sales of $11.7 million for stores previously opened that were not included in our comparative store sales, and
•	an increase in comparative store sales of $2.3 million, or 0.3%, to $692.4 million of comparative store sales, partially offset by
•	a decrease of $0.5 million as a result of changes in sales allowances, layaways and other sales, and
•	a decrease in net sales of $4.7 million from stores closed since the comparable period last year.

We believe the comparative store sales increase was due primarily to our ongoing initiatives to improve our comparative store sales, as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2010.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $6.8 million for the three month period ended July 31, 2010 compared with $6.7 million for the three month period ended August 1, 2009.  This increase was primarily related to an increase in layaway service charges due to increased layaway transactions.

Cost of Sales

Cost of sales increased $45.1 million, or 10.6%, for the three month period ended July 31, 2010 compared with the three month period ended August 1, 2009.  Cost of sales as a percentage of net sales increased to 64.4 % during the three months ended July 31, 2010 compared with the three months ended August 1, 2009 of 60.5%.  The increase in cost of sales as a percentage of net sales was a function of increased markdowns during the three months ended July 31, 2010 compared with the three months ended August 1, 2009.  This was the result of a change in the cadence of our markdowns.

Selling and Administrative Expenses

Selling and administrative expenses increased $5.2 million, or 2.0%, for the three month period ended July 31, 2010 compared with the three month period ended August 1, 2009.  The decrease in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	July 31, 2010	August 1, 2009	$ Variance	% Change
Other	$36,296	$30,414	$5,882	19.3%
Occupancy	94,249	91,720	2,529	2.8
Payroll & Payroll Related	121,869	119,528	2,341	2.0
Benefit Costs	4,864	3,590	1,274	35.5
Advertising	7,513	7,571	(58)	(0.8)
Business Insurance	6,988	13,718	(6,730)	(49.1)
Selling & Administrative Expenses	$271,779	$266,541	$5,238	2.0%

The increase in other selling and administrative expenses of $5.9 million for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 was primarily due to a $5.4 million increase in our legal reserve, a $1.4 million nonrecurring charge to miscellaneous taxes and the net impact of $0.8 million of other miscellaneous expenses, partially offset by a  $2.2 million expense savings related to costs incurred during the three months ended August 1, 2009 related to the change in our fiscal year end that were not repeated during the three months ended July 31, 2010.

The increase in occupancy related costs of $2.5 million during the three months ended July 31, 2010 compared with the three months ended August 1, 2009 was primarily related to our opening of 10 new stores during the three months ended July 31, 2010.

The increase in payroll and payroll related expense of $2.3 million during the three months ended July 31, 2010 compared with the three months ended August 1, 2009 was primarily related to an increase in new store payroll as a result of our opening 10 new stores during the three months ended July 31, 2010.

Benefit costs increased $1.3 million during the three months ended July 31, 2010 compared with the three months ended August 1, 2009.  This increase was primarily the result of an increase in employee relocation costs of $1.3 million and an increase in 401(k) plan matching contributions.  During the three months ended July 31, 2010, we recognized a 401(k) Plan matching contribution expense of $0.6 million.  In contrast, during the three months ended August 1, 2009, we used 401(k) Plan forfeitures to fund the entire 401(k) Plan match.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual matching contribution obligations.  A “Forfeiture” is the portion of our matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  The increases in 401(k) Plan matching contribution expense and employee relocation costs were partially offset by a decrease in health insurance claims for the three months ended July 31, 2010.

The decrease in business insurance of $6.7 million in the three months ended July 31, 2010 compared with the three months ended August 1, 2009 was the primarily the result of a $6.9 million adjustment that was recorded during the three months ended August 1, 2009 as a result of an increase in the value of workers’ compensation claims and an increase in the number of general liability claims, which we believe was a result of the then current economic environment.

Restructuring and Separation Costs

Restructuring and separation costs totaled $1.2 million during the three months ended July 31, 2010 compared with $0.1 million during the three months ended August 1, 2009.  During the third and fourth quarters of Fiscal 2009, in an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  That process has continued through the second quarter of Fiscal 2010.  During the three months ended July 31, 2010, we recorded $1.2 million of severance expense related to the elimination of certain positions and other terminations in our corporate office as part of this ongoing effort.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $35.5 million during the three month period ended July 31, 2010 compared with $37.7 million during the three month period ended August 1, 2009.  The decrease in depreciation and amortization expense during the three months ended July 31, 2010 compared with the three months ended August 1, 2009 was primarily a result of the write-off of assets related to the closing of our warehouse in Bristol, Pennsylvania in July 2009, and the impairments taken since August 1, 2009, which resulted in fewer assets being depreciated period over period.

Interest Expense

Interest expense was $26.1 million compared with $16.8 million for the three month periods ended July 31, 2010 and August 1, 2009, respectively.  The increase in interest expense was primarily driven by an increase in our interest rate cap expense.  As discussed in detail in Note 9 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities,” at July 31, 2010, we were party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable rate debt.  Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, contributed $7.1 million to the total increase in interest expense for the three months ended July 31, 2010 compared with the three months ended August 1, 2009.  Adjustments of the interest rate cap agreements to fair value amounted to a loss of $1.7 million for the three months ended July 31, 2010 compared with a gain of $5.4 million for the three months ended August 1, 2009.  The loss recognized during the three months ended July 31, 2010 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements.

Also contributing to the increase in interest expense was increased amortization of deferred financing fees and increased commitment fees.  The amortization of deferred financing fees increased $0.4 million from $2.7 million during the three months ended August 1, 2009 to $3.1 million for the three months ended July 31, 2010.  This increase is the result of increased deferred financing fees as a result of the new ABL Line of Credit in January of 2010.  The increase in commitment fees of $0.6 million was due to a higher commitment fee charge based on the terms of the amended ABL agreement.

These increases are partially offset by decreased interest expense associated with our Term Loan and our ABL Line of Credit.  Our average interest rates related to our Term Loan and our ABL Line of Credit, as well as the average balances on our ABL Line of Credit and Term Loan, for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 are summarized in the table below:

	Three Months Ended
	July 31, 2010		August 1, 2009

Average Interest Rate – ABL Line of Credit	-%		3.4%

Average Interest Rate – Term Loan	3.2%		2.6%

Average Balance – ABL Line of Credit	$-	$	46.0 million

Average Balance – Term Loan	$852.6 million	$	870.8 million

Impairment Charges - Long-Lived Assets

Impairment charges of $0.1 million were incurred during the three month periods ended July 31, 2010.  There were no impairment charges incurred for the three months ended August 1, 2009.  During the three months ended July 31, 2010, the impairment charge was related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value.  There was no triggering event during the three months ended July 31, 2010 that would have required us to perform additional impairment testing.

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

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during the three months ended July 31, 2010 and August 1, 2009.  In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic 350), we perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $5.8 million to $3.5 million for the three month period ended July 31, 2010 compared with the three month period ended August 1, 2009.  This decrease was primarily related to insurance recoveries received during the three months ended August 1, 2009.

Income Tax Benefit

Income tax benefit was $24.5 million for the three month period ended July 31, 2010.  For the three months ended August 1, 2009 we recorded an income tax benefit of $15.9 million.  The effective tax rates for the three month periods ended July 31, 2010 and August 1, 2009 were 37.7% and 55.9% respectively.  In accordance with ASC Topic No. 220, “Interim Financial Reporting” (Topic No. 220) and ASC Topic No. 740, “Accounting for Income Taxes in Interim Periods” (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  We used this methodology during the second quarter of Fiscal 2010, resulting in the annual effective income tax rate of 37.8% (before discrete items) being our best estimate for the three month period ended July 31, 2010.

In accordance with Topic No. 740, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period. The effective tax rate for the three months ended August 1, 2009 was impacted by one discrete adjustment that increased tax expense by $4.4 million related to an adjustment of deferred tax asset and liabilities and the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Net Loss

Net loss amounted to $40.5 million for the three months ended July 31, 2010 compared with a loss of $12.5 million for the three months ended August 1, 2009.  The decline in our net loss position of $28.0 million was primarily attributable to a decline in gross margin and an increase in interest expense as described above.

Six Month Period Ended July 31, 2010 Compared With Six Month Period Ended August 1, 2009

Net Sales

We experienced an increase in net sales for the six months ended July 31, 2010 compared with the six months ended August 1, 2009.  Consolidated net sales increased $92.4 million, or 6.0%, to $1,623.4 million for the six months ended July 31, 2010 from $1,531.0 million for the six months ended August 1, 2009.  This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $39.2 million related to 10 new stores opened during the six months ended July 31, 2010,
•	an increase in comparative store sales of $29.6 million, or 1.9%, to $1,548.9 million of comparative store sales,
•	an increase in net sales of $27.4 million for stores previously opened that were not included in our comparative store sales, and
•	an increase as a result of changes in sales allowances, layaways and other sales of $4.3 million, partially offset by
•	a decrease in net sales of $8.1 million from stores closed since the comparable period last year.

We believe the comparative store sales increase was due primarily to our ongoing initiatives to improve our comparative store sales, as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2010.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $14.1 million for the six month period ended July 31, 2010 compared with $13.8 million for the six month period ended August 1, 2009.  This increase was primarily related to an increase in layaway service charges due to increased layaway transactions.

Cost of Sales

Cost of sales increased $43.3 million, or 4.4%, for the six month period ended July 31, 2010 compared with the six month period ended August 1, 2009.  Cost of sales as a percentage of net sales improved to 62.9 % during the six months ended July 31, 2010 compared with the six months ended August 1, 2009 of 63.9%.  The largest driver of our overall improvement in cost of sales is due to fewer markdowns in the six months ended July 31, 2010 compared with the six months ended August 1, 2009 pursuant to our ongoing initiatives to increase the percentage of current inventory as previously discussed under the caption entitled “Ongoing Initiatives for Fiscal 2010.”

Selling and Administrative Expenses

Selling and administrative expenses increased $21.7 million, or 4.1%, for the six month period ended July 31, 2010 compared with the six month period ended August 1, 2009.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Six Months Ended
	July 31, 2010	August 1, 2009	$ Variance	% Change
Payroll and Payroll Related	$252,324	$242,364	$9,960	4.1%
Other	67,356	61,681	5,675	9.2
Benefit Costs	8,897	3,229	5,668	175.5
Occupancy	183,144	178,946	4,198	2.4
Advertising	24,330	22,112	2,218	10.0
Business Insurance	14,257	20,317	(6,060)	(29.8)
Selling & Administrative Expenses	$550,308	$528,649	$21,659	4.1%

The increase in payroll and payroll related expense of $10.0 million during the six months ended July 31, 2010 compared with the six months ended August 1, 2009 was primarily related to an increase in new and non-comparative store payroll of $11.7 million, which was partially offset by a decrease in vacation expense of $1.3 million.

The increase in other selling and administrative expenses of $5.7 million for the three months ended July 31, 2010 compared with the three months ended August 1, 2009 was primarily due to a $3.2 million increase in our legal reserve, a $1.4 million nonrecurring charge to miscellaneous taxes, a $1.4 million increase in credit card fees, a $1.1 million increase in temporary help and the net impact of $2.1 million of miscellaneous expenses, partially offset by a  $3.5 million expense savings related to costs incurred during the three months ended August 1, 2009 related to the change in our fiscal year end that were not repeated during the three months ended July 31, 2010.

Benefit costs increased $5.7 million during the six months ended July 31, 2010 compared with the six months ended August 1, 2009.  During the six months ended July 31, 2010, we recognized a 401(k) Plan matching contribution expense of $1.3 million.  In contrast, during the six months ended August 1, 2009, we recorded a reversal of previously recognized expense related to our 401(k) Plan matching contribution of $4.1 million, which resulted in an increase of $5.4 million of 401(k) Plan match expense for the six months ended July 31, 2010 compared with the six months ended August 1, 2009.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual matching contribution obligations.  A “Forfeiture” is the portion of our matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  The reversal of the previously recognized expense recorded during the six months ended August 1, 2009 was the result of forfeitures that we used to offset our 401(k) Plan matching contribution.  No such forfeitures were available to offset the expense during the six months ended July 31, 2010.

The increase in occupancy related costs of $4.2 million during the six months ended July 31, 2010 compared with the six months ended August 1, 2009 was primarily related to the impact of new stores.

The increase in advertising expense of $2.2 million during the six months ended July 31, 2010 compared with the six months ended August 1, 2009 was primarily related to an increased investment in Easter holiday advertising, improved programming and an incremental investment to support our dress initiative.  These increases were partially funded by the savings realized during the Transition Period related to cost efficiencies realized by our internal performance of an increasing number of production and creative functions.

The decrease in business insurance of $6.1 million in the six months ended July 31, 2010 compared with the six months ended August 1, 2009 was the primarily the result of an increase in business insurance during the six months ended August 1, 2009, due to an increase in the dollar value of workers’ compensation claims and an increase in the number of general liability claims, which we believe was a result of the current economic environment.

Restructuring and Separation Costs

Restructuring and separation costs totaled $2.2 million during the six months ended July 31, 2010 compared with $5.1 million during the six months ended August 1, 2009.  During the third and fourth quarters of Fiscal 2009, in an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  That process has continued through the second quarter of Fiscal 2010.  During the six months ended July 31, 2010, we recorded $2.2 million of severance expense related to the elimination of certain positions and other terminations in our corporate office as part of this ongoing effort.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $72.2 million during the six month period ended July 31, 2010 compared with $77.3 million during the six month period ended August 1, 2009.  The decrease in depreciation and amortization expense during the six months ended July 31, 2010 compared with the six months ended August 1, 2009 was the result of various assets that became fully depreciated during Fiscal 2009, the write-off of assets related to the closing of our warehouse in Bristol, Pennsylvania in July 2009, and the impairments taken since August 1, 2009, which resulted in fewer assets being depreciated period over period.

Interest Expense

Interest expense was $53.4 million compared with $37.7 million for the six month periods ended July 31, 2010 and August 1, 2009, respectively.  The increase in interest expense was primarily driven by an increase in our interest rate cap expense.  As discussed in detail in Note 9 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities,” at July 31, 2010, we were party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable rate debt.  Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, contributed $13.7 million to the total increase in interest expense for the six months ended July 31, 2010 compared with the six months ended August 1, 2009. Adjustments of the interest rate cap agreements to fair value amounted to a loss of $6.3 million for the six months ended July 31, 2010 compared with a gain of $7.4 million for the six months ended August 1, 2009. The loss recognized during the six months ended July 31, 2010 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements.

Also contributing to the increase in interest expense was increased amortization of deferred financing fees and increased commitment fees.  The amortization of deferred financing fees increased from $5.2 million during the six months ended August 1, 2009 to $6.1 million for the six months ended July 31, 2010.  This increase is the result of increased deferred financing fees as a result of the new ABL Line of Credit in January of 2010.  The increase in commitment fees of $1.2 million was due to a higher commitment fee charge based on the terms of the new ABL agreement.

These increases are partially offset by decreased interest expense associated with our Term Loan and our ABL Line of Credit.  Our average interest rates related to our Term Loan and our ABL Line of Credit, as well as the average balances on our ABL Line of Credit and Term Loan for the six months ended July 31, 2010 compared with the six months ended August 1, 2009 are summarized in the table below:

	Six Months Ended
	July 31, 2010	August 1, 2009

Average Interest Rate – ABL Line of Credit	2.9%	3.3%

Average Interest Rate – Term Loan	2.9%	2.9%

Average Balance – ABL Line of Credit	$9.7 million	$33.6 million

Average Balance – Term Loan	$852.6 million	$870.8 million

Impairment Charges - Long-Lived Assets

Impairment charges of $0.3 million and $9.4 million were incurred during the six month periods ended July 31, 2010 and August 1, 2009, respectively.  During the six months ended July 31, 2010, the impairment charge was related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value.  There was no triggering event during the six months ended July 31, 2010 that would have required us to perform additional impairment testing.

Due to the declining macroeconomic conditions that were negatively impacting our comparative store sales during the six months ended August 1, 2009, the Company was required to perform additional impairment testing.  As a result of a decline in the operating performance of 16 stores, noted as part of this impairment testing, we recorded an impairment charge of $9.4 million.  This charge was primarily related to our favorable leases in the amount of $5.2 million.

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

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during the six months ended July 31, 2010.  Impairment charges related to our tradenames during the six months ended August 1, 2009 amounted to $15.3 million.  In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic 350), we perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May.

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

During the six months ended August 1, 2009, we recorded an impairment charge related to our tradenames in the amount of $15.3 million.  Of this amount, $9.0 million was attributable to lower revenues and profitability projections associated with our tradenames in the near term and lower estimated market royalty rate expectations in light of the then current general economic conditions compared with the analysis we performed during Fiscal 2008.  Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.  A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believe our estimates were appropriate based upon the then current market conditions.

The remaining $6.3 million of the $15.3 million impairment was related to our acquisition of certain tradename rights during the six months ended August 1, 2009.  During the six months ended August 1, 2009, we purchased $6.3 million of tradename rights based on our belief that these tradename rights would ultimately provide us with substantial marketing benefits.  Historically, we were restricted in our advertising campaigns such that we could only refer to the Company as Burlington Coat Factory and were required to note that we were not affiliated with Burlington Industries.  The purchase of these tradename rights allow us to shorten the Company name as appropriate based on the current marketing campaign and eliminates the requirement to note that we are not affiliated with Burlington Industries.  Based on our tradenames impairment assessment, we could not support an increase in the asset value of our tradenames related to this acquisition on our Condensed Consolidated Balance Sheets.  As a result, we immediately impaired the acquired asset.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $0.1 million to $6.4 million for the six month period ended July 31, 2010 compared with the six month period ended August 1, 2009.  This increase was primarily due to the fact that the results for the six months ended August 1, 2009 included a $3.0 million loss on investment, which was a charge in the prior period that did not repeat in the current period, offset by a $1.8 million increase in insurance recoveries during the six months ended August 1, 2009 compared with the six months ended July 31, 2010.

Income Tax Benefit

Income tax benefit was $20.9 million for the six month period ended July 31, 2010.  For the six months ended August 1, 2009 we recorded an income tax benefit of $51.3 million.  The effective tax rates for the six month periods ended July 31, 2010 and August 1, 2009 were 37.2% and 50.9% respectively.  In accordance with ASC Topic No. 220, “Interim Financial Reporting” (Topic No. 220) and ASC Topic No. 740, “Accounting for Income Taxes in Interim Periods” (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  We used this methodology during the second quarter of Fiscal 2010, resulting in the annual effective income tax rate of 37.8% (before discrete items) being our best estimate for the six month period ended July 31, 2010.  The effective tax rate for the six months ended July 31, 2010 was impacted by two discrete adjustments that increased tax expense by $0.3 million related to the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740 and prior year state income taxes.

In accordance with Topic No. 740, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period. The effective tax rate for the six months ended August 1, 2009 was impacted by one discrete adjustment that increased tax expense by $4.3 million related to an adjustment of deferred tax asset and liabilities and the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Net Loss

Net loss amounted to $35.3 million for the six months ended July 31, 2010 compared with a loss of $49.4 million for the six months ended August 1, 2009.  The improvement in our net loss position of $14.1 million was primarily attributable to an increase in sales and improved gross margin, as well as fewer impairment charges during the six months ended July 31, 2010 compared with the six months ended August 1, 2009.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit.  Liquidity may be affected by the terms we are able to obtain from vendors and their factors.  Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season.  Our largest source of operating cash flows is cash collections from our customers.  In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and opening of new stores and remodeling of existing stores.  As of July 31, 2010, we had unused availability on our ABL Line of Credit of $335.2 million.

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

Beginning in Fiscal 2009 and, to a lesser extent, through the Transition Period and six months ended July 31, 2010, there was significant deterioration in the global financial markets and economic environment, which we believe has negatively impacted consumer spending at many retailers, including us.  In response to this, we have taken, and continue to take, steps to increase opportunities to profitably drive sales, improve margins and continue to improve the efficiency of our operations.

As discussed throughout this Form 10-Q, we implemented certain initiatives in response to the difficult economic environment which included reducing our cost structure during Fiscal 2009, the Transition Period, and the six month period ended July 31, 2010 through various initiatives.  A portion of these savings were reinvested in our operations and in enhancing our store experience.  We believe that we have appropriately managed our capital expenditures, allowing us to act on opportunities to grow our business.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

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

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount.  Specifically, our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 5.25 to 1 at July 31, 2010, and October 30, 2010; 5.00 to 1 at January 29, 2011; and 4.75 to 1 at April 30, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements (refer to the discussion below for further discussion of Adjusted EBITDA as a non-GAAP measure).

Adjusted EBITDA for the three months ended July 31, 2010 decreased $36.1 million, or 96.3%, to $1.4 million from $37.5 million during the three months ended August 1, 2009.  The decline in Adjusted EBITDA was primarily the result of a decline in our gross margin as a result of the timing of markdowns which ultimately led to fewer markdowns recorded during the three months ended August 1, 2009 compared with the three months ended July 31, 2010, as previously discussed above under the caption “Results of Operations.”

Adjusted EBITDA for the six months ended July 31, 2010 increased $18.3 million, or 29.8%, to $79.7 million from $61.4 million during the six months ended August 1, 2009.  The improvement in Adjusted EBITDA was primarily the result of our comparative store sales increase of 1.9% and improved margin during the six months ended July 31, 2010.

The following table shows our calculation of Adjusted EBITDA for the three and six months ended July 31, 2010 compared with the three and six months ended August 1, 2009:

	(in thousands)
	Six Months Ended		Three Months Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009

Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(35,266)	$(49,436)	$(40,479)	$(12,520)
Interest Expense	53,422	37,683	26,057	16,766
Income Tax Benefit	(20,903)	(51,333)	(24,491)	(15,856)
Depreciation and Amortization	72,235	77,345	35,506	37,666
Impairment Charges – Long-Lived Assets	258	9,428	73	42
Impairment Charges – Tradenames	-	15,250	-	-
Interest Income	(192)	(139)	(108)	(55)
Non Cash Straight-Line Rent Expense (a)	4,724	2,260	2,820	1,004
Advisory Fees (b)	2,180	2,004	1,118	1,021
Stock Compensation Expense (c)	837	4,244	604	1,238
Sox Compliance (d)	-	112	-	-
Amortization of Purchased Lease Rights (e)	424	480	214	228
Severance (f)	-	914	-	81
CEO Transaction Costs (g)	-	2,147	-	(217)
Franchise Taxes (h)	596	985	294	700
Insurance Reserve (i)	(142)	5,418	(534)	6,935
Advertising Expense Related to Barter (j)	882	542	477	144
Loss on Disposal of Fixed Assets (k)	258	539	46	339
(Gain) Loss on Investments (l)	(240)	2,991	(240)	-
Change in Fiscal Year End Costs (m)	587	-	-	-
Adjusted EBITDA	$79,660	$61,434	$1,357	$37,516

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	$79,660	$61,434	$1,357	$37,516
Interest Expense	(53,422)	(37,683)	(26,057)	(16,766)
Changes in Operating Assets and Liabilities	229,417	(15,089)	(91,772)	(42,957)
Other Items, Net	18,389	44,163	21,376	(2,503)
Net Cash Provided by (Used in) Operating Activities	$274,044	$52,825	$(95,096)	$(24,710)

Net Cash Used in Investing Activities	$(82,872)	$(52,017)	$(60,690)	$(27,745)

Net Cash (Used in) Provided by Financing Activities	$(134,876)	$(16,696)	$(346)	$16,486

During the Transition Period, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit, and with approval from the administrative agents for the Term Loan and ABL Line of Credit, we changed our methodology of calculating Adjusted EBITDA such that costs incurred in connection with our change in fiscal year end (quantified in note (m) to the foregoing table) are added back to consolidated net income (loss) when calculating Adjusted EBITDA.  This change has no impact on the Adjusted EBITDA amounts presented for prior periods.

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

(f)
Represents a severance charge resulting from a reduction of our workforce as part of our ongoing cost reduction initiative (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

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

Cash Flow for the Six Months Ended July 31, 2010 Compared with the Six Months Ended August 1, 2009

We generated $56.3 million of cash flow for the six months ended July 31, 2010 compared with using $15.9 million of cash during the six months ended August 1, 2009.  Net cash provided by operating activities amounted to $274.0 million for the six months ended July 31, 2010.  For the six months ended August 1, 2009, net cash provided by operating activities amounted to $52.8 million.  The improvement in net cash provided by operating activities was primarily the result of changes in the Company’s working capital.  The biggest driver of the improvement relates to cash flow from changes in accounts payable.  Cash flow from the change in accounts payable for the six months ended July 31, 2010 was $318.7 million compared with $3.1 million during the six months ended August 1, 2009.  This was primarily related to our working capital management strategy at the end of the Transition Period pursuant to which we accelerated certain payments that typically would not have been made until the first quarter of Fiscal 2010.  In turn, this lowered our accounts payable balance at the end of the Transition Period.  Accounts payable as of July 31, 2010 and January 30, 2010 were $458.5 million and $139.8 million respectively.  The increase in accounts payable from January 30, 2010 to July 31, 2010, resulted in additional cash flow for the six month period ended July 31, 2010 compared with the six month period ended August 1, 2009.

The increase in cash provided by operating activities was partially offset by increases in net cash used in investing and financing activities.  Net cash used in investing activities increased from $52.0 million for the six months ended August 1, 2009 to $82.9 million for the six months ended July 31, 2010.  This increase was primarily the result of a $32.5 million increase in restricted cash and cash equivalents due to the establishment of collateral for self-insurance in lieu of a letter of credit for certain insurance contracts.

Cash used in financing activities increased $118.2 million during the six months ended July 31, 2010 compared with the six months ended August 1, 2009.  The primary driver of the increased use of cash in financing activities was related to repayments, net of borrowings, on our ABL Line of Credit.  Repayments, net of borrowings, on our ABL Line of Credit amounted to $121.2 million for the six months ended July 31, 2010.  For the six months ended August 1, 2009, net repayments were $11.3 million.  Repayments on the Term Loan for the six months ended July 31, 2010 were $12.2 million.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at July 31, 2010 was $167.2 million compared with $349.7 million at January 30, 2010.  The decrease in working capital was primarily the result of increased accounts payable as of July 31, 2010 compared with January 30, 2010.

Operational Growth

              During the six months ended July 31, 2010, we opened ten BCF stores, and closed five stores, four of which were in locations within the same trading market as four of the new stores that we opened during the Transition Period, and one was in a location within the same trading market as one of the new stores that was opened during the six month period ended July 31, 2010.  As of July 31, 2010, we operated stores under the names "Burlington Coat Factory Warehouse" (429 stores), "MJM Designer Shoes" (15 stores), "Cohoes Fashions" (two stores), and "Super Baby Depot" (one store).  We estimate that we will spend between $100 and $110 million, net of approximately $34.0 million of landlord allowances, in capital expenditures during Fiscal 2010, including approximately $59 million, net of the previously mentioned landlord allowances for store expenditures, $37 million for information technology, and $12 million to support continued distribution facility enhancements and other initiatives.  For the six months ended July 31, 2010, capital expenditures, net of landlord allowances, amounted to $41.6 million.

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

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances.  During the six month periods ended July 31, 2010 and August 1, 2009, we paid dividends of $0.2 million and $3.0 million, respectively, which were for the repurchase of a portion of our stock from former employees under the terms of their respective separation agreements.

Long-Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to our $721 million ABL Line of Credit, $900 million Term Loan and $305 million Senior Notes due 2014.  As of July 31, 2010, we were in compliance with all of our debt covenants.  Significant changes in our debt structure consist of the following:

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

The facility carries an interest rate of LIBOR plus a spread which is determined by our annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on our actual usage of the line of credit, will be charged on the unused portion of the facility and will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

During the six month period ended July 31, 2010, we made repayments of principal, net of borrowings, in the amount of $121.2 million.  As of July 31, 2010, no balance remained outstanding under the ABL Line of Credit and we had unused availability of $335.2 million.

$900 Million Term Loan

On February 25, 2010, we entered into a second amendment to the credit agreement governing the Term Loan.  Among other things, the amendment provides that consolidated EBITDA (as defined in the credit agreement governing the Term Loan) will be increased or decreased for any period to the extent necessary to eliminate the effects during such period of any increase or decrease in legal, auditing, consulting, and accounting related expenses for such period relating directly to our change in fiscal year compared to the amount of such expenses that would have been incurred in such period had the fiscal year change not occurred.  The amendment also provides that for purposes of any calculation of consolidated interest coverage ratio and consolidated leverage ratio, as of the last day of any fiscal quarter ending on or after January 30, 2010 and prior to the completion of the fiscal year ending the Saturday closest to January 31, 2011, consolidated EBITDA and consolidated interest expense will be determined for the most recent period of twelve consecutive fiscal months.  Pursuant to the terms of the amendment, we paid a fee to each lender consenting to the amendment in the amount of 0.05% (or $0.4 million in the aggregate) of the principal amount of such lender’s outstanding loan under the credit agreement governing the Term Loan.  A further description of the second amendment to the credit agreement governing the Term Loan is contained in Item 1.01 of our Current Report on Form 8-K, filed with the SEC on February 26, 2010.

As of July 31, 2010, we had $852.6 million outstanding under the Term Loan.  Based on our available free cash flow as of January 30, 2010, we made a repayment of principal in the amount of $11.5 million.  This repayment, which was made during the six months ended July 31, 2010, offsets the mandatory quarterly payments of $2.3 million through the second quarter of the fiscal year ending January 28, 2012 (Fiscal 2011) and $0.3 million of the mandatory quarterly payment for the third quarter of Fiscal 2011.

14.5% Senior Discount Notes

As part of our issuance of the 14.5% Senior Discount Notes, we are required to make a $13.4 million High Yield Discount Obligation payment by April 13, 2011.  The amount of the payment is included in the line item “Current Maturities of Long-Term Debt” on our Condensed Consolidated Balance Sheet as of July 31, 2010.

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

Contingencies and Contractual Obligations

Legal

We establish reserves relating to legal claims in connection with litigation to which we are party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $17.5 million, $11.6 million, and $4.4 million as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively.  We believe that potential liabilities in excess of those recorded will not have a material adverse effect on our Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Transition Report on Form 10-K/T, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of July 31, 2010, we had committed to 15 new lease agreements (inclusive of one relocation) for locations at which stores are expected to be opened in Fiscal 2010.  The 15 new stores are expected to have minimum lease payments of $3.2 million, $10.3 million, $10.6 million, $10.7 million and $83.2 million during the remainder of the fiscal year ending January 29, 2011, and for the fiscal years ending January 28, 2012 and February 2, 2013, February 1, 2014 and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $52.1 million and $64.5 million as of July 31, 2010 and August 1, 2009, respectively.  Among these arrangements were letters of credit in the amount of $29.4 million and $43.7 million at July 31, 2010 and August 1, 2009, respectively, guaranteeing performance under various insurance contracts and utility agreements.  We also had an outstanding letter of credit in the amount of $1.2 million and $2.4 million guaranteeing our Industrial Revenue Bonds at July 31, 2010 and August 1, 2009, respectively.  Finally, we had outstanding commercial letter of credit agreements in the amount of $21.5 million and $18.4 million at July 31, 2010 and August 1, 2009 respectively, for purchase commitments related to imported inventory.

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

Included in our Recast Financial Highlights below are certain non-GAAP measures that we believe are useful supplemental information in evaluating the performance of our business and which provide greater transparency into our results of operations.  These non-GAAP measures include a combined recast twelve month Condensed Consolidated Statement of Operations for the twelve months ended January 30, 2010, a net debt metric, and an adjusted EBITDA metric, all of which are further described below.

The combined recast twelve month Condensed Consolidated Statement of Operations for the twelve months ended January 30, 2010 is a non-GAAP measure of our operating results.  It represents the sum of the previous four quarters, as disclosed below.  The combined recast twelve month Condensed Consolidated Statement of Operations for the twelve months ended January 30, 2010 does not represent a fiscal period for the Company, but has been presented as a non-GAAP financial measure to provide users additional information.  This metric provides management, including our chief operating decision maker, with helpful information with respect to our comparative periods and our ability to comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.

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

Net debt has limitations as an analytical tool, and should not be considered either in isolation or as a substitute for total debt or other data prepared in accordance with GAAP.  The primarily limitation of net debt as an analytical tool is that it does not take into consideration that we are not required to use the available cash on hand to pay down the debt.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations
(All amounts in thousands)
(Unaudited)

	Recast For The Three Month Periods Ended				12 Months Ended

	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	January 30, 2010

REVENUES:
Net Sales	$830,043	$700,978	$872,374	$1,119,519	$3,522,914
Other Revenue	7,060	6,724	7,988	9,068	30,840
Total Revenue	837,103	707,702	880,362	1,128,587	3,553,754

COSTS AND EXPENSES:
Cost of Sales	554,211	424,249	523,465	679,782	2,181,707
Selling and Administrative Expenses	262,108	266,541	281,569	303,742	1,113,960
Restructuring and Separation Costs	5,023	81	1,190	1,158	7,452
Depreciation and Amortization	39,679	37,666	36,210	42,833	156,388
Interest Expense	20,918	16,766	20,587	26,152	84,423
Impairment Charges – Long-Lived Assets	9,386	42	6,437	40,276	56,141
Impairment Charges - Tradenames	15,250	-	-	-	15,250
Other Expense (Income), Net	2,921	(9,267)	(2,558)	(7,731)	(16,635)
Total Costs and Expenses	909,496	736,078	866,900	1,086,212	3,598,686

(Loss) Income Before Income Tax (Benefit) Provision for Income Taxes	(72,393)	(28,376)	13,462	42,375	(44,932)

(Benefit) Provision for Income Taxes	(35,477)	(15,856)	5,951	15,629	(29,753)

Net (Loss) Income	$(36,916)	$(12,520)	$7,511	$26,746	$(15,179)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Key Balance Sheet Items (All amounts in thousands)
	(Unaudited)

	As Reported	Recast
	July 31, 2010 (a)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010

Cash and Cash Equivalents	$81,046	$61,787	$25,819	$64,404	$24,750
Merchandise Inventories	661,224	672,216	661,538	845,973	613,295
Accounts Payable	458,489	464,279	401,711	587,713	139,802
ABL Line of Credit	-	-	18,700	-	121,200
All Other Debt	1,279,919	1,301,270	1,299,219	1,292,161	1,292,153
Net Debt	1,198,873	1,239,483	1,292,100	1,227,757	1,388,603

(a) Represents key Balance Sheet items as of July 31, 2010 as reported.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA to Cash Flow Provided by Operating Activities
(All amounts in thousands)
(Unaudited)

	Recast for the Three Month Periods Ended				Recast for the Twelve Months Ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	January 30, 2010
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net (Loss) Income	$(36,916)	$(12,520)	$7,511	$26,746	$(15,179)
Interest Expense	20,918	16,766	20,587	26,152	84,423
Income Tax (Benefit) Expense	(35,477)	(15,856)	5,951	15,629	(29,753)
Depreciation and Amortization	39,679	37,666	36,210	42,833	156,388
Impairment Charges – Long-Lived Assets	9,386	42	6,437	40,276	56,141
Impairment Charges – Tradenames	15,250	-	-	-	15,250
Interest Income	(84)	(55)	(63)	(101)	(303)
Non Cash Straight-Line Rent Expense (a)	1,256	1,004	1,195	1,865	5,320
Advisory Fees (b)	983	1,021	1,066	1,128	4,198
Stock Compensation Expense (c)	3,006	1,238	(621)	768	4,391
Sox Compliance (d)	112	-	-	-	112
Amortization of Purchased Lease Rights (e)	252	228	208	208	896
Severance (f)	833	81	1,134	1,049	3,097
CEO Transition costs (g)	2,364	(217)	-	-	2,147
Franchise Taxes (h)	285	700	334	301	1,620
Insurance Reserve (i)	(1,518)	6,935	(523)	4,143	9,037
Advertising Expense Related to Barter (j)	398	144	441	1,292	2,275
Loss (Gain) on Disposal of Fixed Assets (k)	200	339	(32)	5,653	6,160
Loss (Gain) on Investments (l)	2,991	-	(106)	(3,744)	(859)
Change in Fiscal Year End Costs (m)	-	-	-	1,445	1,445
Adjusted EBITDA	23,918	37,516	79,729	165,643	306,806

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	23,918	37,516	79,729	165,643	306,806
Interest Expense	(20,918)	(16,766)	(20,587)	(26,152)	(84,423)
Changes in Operating Assets and Liabilities	27,870	(42,957)	40,296	(246,093)	(220,884)
Other Items, Net	46,666	(2,503)	(17,138)	(20,544)	6,481
Net Cash Provided by (Used in) Operating Activities	77,536	(24,710)	82,300	(127,146)	7,980

Net Cash (Used in) Investing Activities	(24,272)	(27,745)	(17,657)	(19,749)	(89,423)

Net Cash (Used in) Provided by Financing Activities	(33,183)	16,486	(26,016)	107,242	64,529

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

(f)
Represents a severance charge resulting from a reduction of our workforce as part of our ongoing cost reduction initiative (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

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

(l)
Represents the loss (gain) on our investment in the Reserve Primary Fund (Fund), related to a decline in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

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

At July 31, 2010, we had $427.3 million principal amount of fixed-rate debt and $852.6 million of floating-rate debt.  Based on $852.6 million outstanding as floating rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.5 million per year, resulting in $8.5 million less in our pre-tax earnings.  This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods.  These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	(in thousands)
	Principal Outstanding at July 31, 2010	Additional Interest Expense Q3 2010	Additional Interest Expense Q4 2010	Additional Interest Expense Q1 2011	Additional Interest Expense Q2 2011
Term Loan	$852,550	$2,131	$2,131	$2,131	$2,131

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $38.6 million assuming constant current borrowing levels of $900.0 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million.  For the three months ended July 31, 2010, the borrowing rate related to our Term Loan was 2.7%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, July 31, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 31, 2010.

During the three months ended July 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition to the litigation discussed above we are party to various other litigation matters, in most cases involving ordinary and routine claims incidental to our business.  We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters.  However, we believe, based on our examination of such matters, that our ultimate liability will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Transition Report on  Form 10-K/T.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

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

Date: September 14, 2010