Form 10-Q
period 2010-12-14
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2010-12-14
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2010

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

As of December 14, 2010, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(All amounts in thousands)

	October 30, 2010	January 30, 2010	October 31, 2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$53,723	$24,750	$64,404
Restricted Cash and Cash Equivalents	35,282	2,605	2,608
Accounts Receivable, Net of Allowances for Doubtful Accounts	38,105	31,278	31,837
Merchandise Inventories	892,193	613,295	845,973
Deferred Tax Assets	28,481	29,644	52,541
Prepaid and Other Current Assets	35,793	29,443	31,107
Prepaid Income Taxes	44,343	4,841	1,729
Assets Held for Disposal	521	521	521

Total Current Assets	1,128,441	736,377	1,030,720

Property and Equipment - Net of Accumulated Depreciation	862,054	856,149	885,884
Tradenames	238,000	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	397,756	421,091	458,383
Goodwill	47,064	47,064	47,064
Other Assets	92,821	95,313	90,033

Total Assets	$2,766,136	$2,393,994	$2,750,084

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$683,351	$139,802	$587,713
Income Taxes Payable	1,040	14,223	30,788
Other Current Liabilities	229,486	215,814	247,288
Current Maturities of Long-Term Debt	18,559	14,201	7,243

Total Current Liabilities	932,436	384,040	873,032

Long-Term Debt	1,260,135	1,399,152	1,284,918
Other Liabilities	184,985	173,067	147,477
Deferred Tax Liability	270,959	283,235	317,553

Commitments and Contingencies (Note 17)

Stockholder’s Equity:

Common Stock	-	-	-
Capital in Excess of Par Value	465,822	464,489	463,721
Accumulated Deficit	(348,201)	(309,989)	(336,617)
Total Stockholder’s Equity	117,621	154,500	127,104
Total Liabilities and Stockholder’s Equity	$2,766,136	$2,393,994	$2,750,084

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(All amounts in thousands)

	Nine Months Ended		Three Months Ended

	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

REVENUES:
Net Sales	$2,481,613	$2,403,395	$858,186	$872,374
Other Revenue	21,925	21,772	7,850	7,988
Total Revenue	2,503,538	2,425,167	866,036	880,362

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,549,042	1,501,925	527,301	523,465
Selling and Administrative Expenses	835,925	810,218	285,618	281,569
Restructuring and Separation Costs (Note 4)	2,152	6,294	-	1,190
Depreciation and Amortization	109,195	113,555	36,960	36,210
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	78,350	58,271	24,928	20,587
Impairment Charges – Long-Lived Assets	510	15,865	252	6,437
Impairment Charges – Tradenames	-	15,250	-	-
Other Income, Net	(10,033)	(8,904)	(3,590)	(2,558)
Total Costs and Expenses	2,565,141	2,512,474	871,469	866,900

(Loss) Income Before Income Tax (Benefit) Expense	(61,603)	(87,307)	(5,433)	13,462

Income Tax (Benefit) Expense	(23,542)	(45,382)	(2,638)	5,951

Net (Loss) Income	$(38,061)	$(41,925)	$(2,795)	$7,511

Total Comprehensive (Loss) Income	$(38,061)	$(41,925)	$(2,795)	$7,511

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Nine Months Ended
	October 30, 2010	October 31, 2009

OPERATING ACTIVITIES
Net Loss	$(38,061)	$(41,925)
Adjustments to Reconcile Net Loss to Net Cash Provided By Operating Activities:

Depreciation and Amortization	109,195	113,555
Impairment Charges – Long-Lived Assets	510	15,865
Impairment Charges – Tradenames	-	15,250
Amortization of Debt Issuance Costs	9,187	7,751
Accretion of Senior Notes and Senior Discount Notes	540	483
Interest Rate Cap Agreement - Adjustment to Market	7,065	(8,353)
Provision for Losses on Accounts Receivable	1,383	1,859
Provision for Deferred Income Taxes	(11,113)	(14,510)
Loss on Retirement of Fixed Assets	82	(230)
(Gain) Loss on Investments in Money Market Fund	(240)	2,887
Non-Cash Stock Option Expense	1,333	3,623
Non-Cash Rent Expense	(335)	(4,166)

Changes in Assets and Liabilities:
Accounts Receivable	(8,406)	(2,545)
Merchandise Inventories	(278,898)	(150,936)
Prepaid and Other Current Assets	(45,852)	(5,316)
Accounts Payable	543,549	189,085
Other Current Liabilities and Income Tax Payable	(5,730)	23,440
Deferred Rent Incentives	15,616	7,874
Other Long Term Assets and Long Term Liabilities	1,271	(18,566)

Net Cash Provided by Operating Activities	301,096	135,125

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(103,247)	(70,151)
Proceeds Received from Sale of Property	227	905
Increase in Restricted Cash and Cash Equivalents	(32,677)	(318)
Lease Acquisition Costs	(422)	(1,337)
Redemption of Investment in Money Market Fund	240	7,371
Purchase of Tradenames Rights	-	(6,250)
Other	40	64

Net Cash Used in Investing Activities	(135,839)	(69,716)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	25,400	593,915
Principal Payments on Long-Term Debt	(1,797)	(1,563)
Principal Payments on Long-Term Debt – Term Loan	(12,202)	(8,055)
Principal Payments on Long-Term Debt – ABL Line of Credit	(146,600)	(623,915)
Payment of Dividends	(151)	(3,094)

Debt Issuance Costs	(934)	-

Net Cash Used in Financing Activities	(136,284)	(42,712)

Increase in Cash and Cash Equivalents	28,973	22,697
Cash and Cash Equivalents at Beginning of Period	24,750	41,707
Cash and Cash Equivalents at End of Period	$53,723	$64,404

Supplemental Disclosure of Cash Flow Information
Interest Paid	$72,004	$75,515
Net Income Tax Payments (Refunds)	$40,221	$(13,641)

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$14,992	$12,497
Sale of Assets Held for Disposal for Notes Receivable	$-	$(2,000)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 30, 2010
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (the Company or Holdings).  Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation.  All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings.  The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Transition Report on Form 10-K/T for the 35 week period ended January 30, 2010.  The balance sheet at January 30, 2010 has been derived from the audited Consolidated Financial Statements contained in the Company's Transition Report on Form 10-K/T.  At January 30, 2010, the Company revised the presentation of the amortization of deferred financing fees related to the Company’s debt instruments by recording it in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  The amortization of deferred financing fees had previously been included as a component of the line item “Depreciation and Amortization” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income prior to January 30, 2010.  At January 30, 2010, the Company also revised the presentation of the amortization of deferred financing fees in its Condensed Consolidated Statements of Cash Flows by reclassifying the amortization of deferred financing fees out of the line item “Depreciation and Amortization” within the Company’s Condensed Consolidated Statement of Cash Flows and including it within the line item “Amortization of Debt Issuance Costs” within the Company’s Condensed Consolidated Statements of Cash Flows. Because the Company's business is seasonal in nature, the operating results for the three and nine month periods ended October 30, 2010 are not necessarily indicative of results for the fiscal year ending January 29, 2011.

Fiscal Year

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010, the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  Accordingly, the Company’s Transition Report on Form 10-K/T relates to the 35 week transition period beginning on May 31, 2009, the day following the end of the Company’s 2009 fiscal year, and ended on January 30, 2010 (the Transition Period).

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

Current Conditions

Prior to the Transition Period, the Company had experienced recurring annual net losses since its formation in April 2006, in part due to the interest expense associated with its leveraged debt structure detailed in Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Long-Term Debt.”  At October 30, 2010, working capital was $160.7 million, cash and cash equivalents were $53.7 million and unused availability under the Company’s $721 million ABL Senior Secured Revolving Facility (ABL Line of Credit) was $559.9 million.  Significant declines in the United States and international financial markets which began during Fiscal 2009 and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers, which in turn impacts the Company’s sales trends.  In response to these economic conditions, the Company accelerated several initiatives to restructure its workforce and reduce its cost structure (refer to Note 4 to the Company's Condensed Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion).  The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and its operating results.

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

2. Stockholder’s Equity

Activity for the three and nine month periods ended October 30, 2010 and October 31, 2009 in the Company’s common stock, capital in excess of par value, and accumulated deficit are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at January 30, 2010	$-	$464,489	$(309,989)	$154,500
Net Income	-	-	5,213	5,213
Stock Option Expense	-	233	-	233
Dividends	-	-	(151)	(151)
Balance at May 1, 2010	-	464,722	(304,927)	159,795
Net Loss	-	-	(40,479)	(40,479)
Stock Option Expense	-	604	-	604
Balance at July 31, 2010	-	465,326	(345,406)	119,920
Net Loss	-	-	(2,795)	(2,795)
Stock Option Expense	-	496	-	496
Balance at October 30, 2010	$-	$465,822	$(348,201)	$117,621

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at January 31, 2009	$-	$460,098	$(291,598)	$168,500
Net Loss	-	-	(36,916)	(36,916)
Stock Option Expense	-	580	-	580
Stock Option Restructuring	-	2,426	-	2,426
Dividends	-	-	(3,000)	(3,000)
Balance at May 2, 2009	-	463,104	(331,514)	131,590
Net Loss	-	-	(12,520)	(12,520)
Stock Option Expense	-	1,238	-	1,238
Balance at August 1, 2009	-	464,342	(344,034)	120,308
Net Loss	-	-	7,511	7,511
Stock Option Expense	-	(621)	-	(621)
Dividends	-	-	(94)	(94)
Balance at October 31, 2009	$-	$463,721	$(336,617)	$127,104

3. Long-Term Debt

Long-Term debt consists of:

	(in thousands)
	October 30, 2010	January 30, 2010	October 31, 2009

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$852,550	$864,752	$864,752
$721,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 4, 2014. (a)	-	121,200	-
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2011 to April 15, 2014.	301,804	301,264	301,092
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from April 15, 2011 to October 15, 2014.	99,309	99,309	99,309
Industrial Revenue Bonds, 6.1% due September 1, 2010.	-	1,210	1,210
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012.	250	400	450
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011.	104	167	187
Capital Lease Obligations	24,677	25,051	25,161

Total debt	1,278,694	1,413,353	1,292,161
Less: current maturities	(18,559)	(14,201)	(7,243)

Long-term debt, net of current maturities	$1,260,135	$1,399,152	$1,284,918

(a)
The $721 million ABL Line of Credit is effective through May 31, 2011, at which time the facility is reduced to a $600 million ABL Line of Credit. The $600 million ABL Line of Credit expires February 4, 2014, but is subject to a springing maturity requirement whereby the ABL Line of Credit will mature 45 days prior to May 28, 2013 (the maturity date of the $900 million Senior Secured Term Loan Facility (Term Loan) if the Term Loan is not extended or refinanced prior to that date).  Additional information regarding the ABL Line of Credit and Term Loan is included below.

The Term Loan is to be repaid in quarterly payments of $2.3 million from August 26, 2011 to May 28, 2013.  As of October 31, 2010, the borrowing rate related to the Company’s Term Loan was 2.5%.  At the end of each fiscal year, the Company is required to make a payment based on 50% of its available free cash flow (as defined in the credit agreement governing the Term Loan).  This payment offsets future mandatory quarterly payments.  Based on its available free cash flow for the Transition Period, the Company made a payment of $11.5 million during the three months ended May 1, 2010.  This payment offsets mandatory quarterly payments through the second quarter of the fiscal year ending January 28, 2012 (Fiscal 2011) and $0.3 million of the mandatory quarterly payment for the third quarter of Fiscal 2011.

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

The Company’s Term Loan agreement contains financial, affirmative and negative covenants and requires that the Company, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount.  Specifically, the Company’s total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 5.25 to 1 at October 30, 2010; 5.00 to 1 at January 29, 2011; and 4.75 to 1 at April 30, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of the Company’s liquidity.  Adjusted EBITDA, as defined in the credit agreement governing the Company’s Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

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

The ABL Line of Credit carries an interest rate of LIBOR plus a spread which is determined by annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on the Company’s actual usage of the line of credit, will be charged on the unused portion of the ABL Line of Credit and will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

At October 30, 2010, the Company had $559.9 million available under the ABL Line of Credit and no borrowings outstanding.  Maximum borrowings under the facility during each of the three and nine month periods ended October 30, 2010 amounted to $25.4 million and $121.2 million, respectively.  Average borrowings during the three and nine month periods ended October 30, 2010 amounted to $1.7 million and $7.1 million, respectively, at average interest rates of 4.6% and 3.0%, respectively.

At October 31, 2009, the Company had $575.7 million available under the then $800 million ABL Line of Credit.  At January 30, 2010, the Company had $158.6 million available under the $721 million ABL Line of Credit.  The maximum borrowings under the ABL Line of Credit during each of the three and nine month periods ended October 31, 2009 amounted to $79.4 million and $150.3 million, respectively.  Average borrowings during the three and nine month periods ended October 31, 2009 amounted to $27.3 million and $35.2 million at average interest rates of 3.0% and 2.9%, respectively.  There were no borrowings outstanding under the ABL Line of Credit at October 31, 2009.  At January 30, 2010, $121.1 million was outstanding under the ABL Line of Credit and was included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheets.

Holdings and certain subsidiaries of BCFWC fully and unconditionally guarantee BCFWC’s obligations under the $721 million ABL Line of Credit and the $900 million Term Loan.  These guarantees are both joint and several.

As part of the Company’s issuance of its 14.5% Senior Discount Notes, the Company is required to make a $13.4 million High Yield Discount Obligation payment by April 13, 2011.  The amount of the payment is included in the line item “Current Maturities of Long-Term Debt” on the Company’s Condensed Consolidated Balance Sheet as of October 30, 2010.

As of October 30, 2010, the Company was in compliance with all of its debt covenants.  The credit agreements regarding the ABL Line of Credit and Term Loan, as well as the indentures governing the BCFWC Senior Notes and Holdings Senior Discount Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $32.0 million, $40.3 million and $30.5 million in deferred financing fees, net of accumulated amortization, as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  As a result of the amendment of the Term Loan on February 25, 2010, the Company incurred an additional $0.9 million of deferred financing fees.  Amortization of deferred financing fees amounted to $3.1 million and $2.6 million for the three month periods ended October 30, 2010 and October 31, 2009, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  Amortization of deferred financing fees amounted to $9.2 million and $7.8 million for the nine months ended October 30, 2010 and October 31, 2009, respectively.

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

On February 16, 2009, the Company’s former President and Chief Executive Officer (Former CEO) entered into a separation agreement with the Company.  As part of his separation agreement, the Company paid the Former CEO’s salary through January 30, 2010 at which time continuation payments and other benefits payable as provided in his separation agreement commenced.  The continuation payments will be paid out in biweekly installments through May 30, 2011.  The total amount of all continuation payments and other benefits payable to the Former CEO pursuant to the terms of his separation agreement was approximately $4.2 million, $2.4 million of which was stock compensation.  At October 30, 2010, $0.4 million of the total amount remained to be paid to the Former CEO.

There were no changes to the Company’s workforce during the three months ended October 30, 2010 that resulted in restructuring and severance charges.  During the nine months ended October 30, 2010, restructuring and severance charges amounted to $2.2 million.  In comparison, restructuring and severance charges for the three and nine months ended October 31, 2009 amounted to $1.2 million and $6.3 million, respectively.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Condensed Consolidated Balance Sheet as of October 30, 2010:

	(in thousands)
	January 30, 2010	Charges	Cash Payments	Other	October 30, 2010
Severance-Restructuring (a)	$1,560	-	(1,332)	(110)	$118
Severance-Separation Cost (b)	912	2,152	(1,439)	-	1,625
Total	$2,472	2,152	(2,771)	(110)	$1,743

	(in thousands)
	January 31, 2009	Charges	Cash Payments	Capital in Excess of Par Value	October 31, 2009
Severance-Restructuring (a)	$1,697	2,104	(2,670)	(56)	$1,075
Severance-Separation Cost (b)	-	4,190	(698)	(2,426)	1,066
Total	$1,697	6,294	(3,368)	(2,482)	$2,141

(a)
The balances as of October 30, 2010, January 30, 2010, October 31, 2009 and January 31, 2009 are recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.

(b)
The balance as of October 30, 2010 is recorded in the line item "Other Current Liabilities."  Approximately $0.7 million and $0.2 million of the balance as of January 30, 2010 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively.  Approximately $0.7 million and $0.4 million of the balance as of October 31, 2009 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively.

5. Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company either identified or was actively seeking out potential buyers for these assets as of the balance sheet dates.  The asset listed as “Assets Held for Disposal” in the Company’s Condensed Consolidated Balance Sheets as of October 30, 2010, January 30, 2010, and October 31, 2009 was an owned parcel of land adjacent to one of the Company’s stores.

Assets held for disposal are valued at the lower of their carrying value or fair value, less cost to sell, as follows:

	(in thousands)
	October 30, 2010	January 30, 2010	October 31, 2009
Property and Equipment	$521	$521	$521

6.  Restricted Cash and Cash Equivalents

At October 30, 2010, restricted cash and cash equivalents consisted of $32.8 million of collateral in lieu of a letter of credit for certain insurance contracts and $2.5 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  As a result, the Company’s outstanding letters of credit guaranteeing performance under various insurance contracts decreased $32.8 million from May 1, 2010 through October 30, 2010.

At both January 30, 2010 and October 31, 2009, restricted cash and cash equivalents amounted to $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

7.  Intangible Assets

Intangible assets at October 30, 2010, January 30, 2010, and October 31, 2009 consisted primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	October 30, 2010			January 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000	$238,000	$-	$238,000

Favorable Leases	$521,561	$(123,805)	$397,756	$521,775	$(100,684)	$421,091

	(in thousands)
	October 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Tradenames	$238,000	$-	$238,000

Favorable Leases	$561,441	$(103,058)	$458,383

 Favorable Leases

The decrease in the gross carrying amount of favorable leases from January 30, 2010 to October 30, 2010 was related to a $0.2 million cost adjustment recorded during the nine months ended October 30, 2010 which represented certain favorable leases becoming fully amortized during the period.

The increase in favorable lease accumulated amortization from January 30, 2010 through October 30, 2010 was primarily related to amortization expense of $23.3 million which was incurred during the nine months ended October 30, 2010.  This increase was partially offset by a $0.2 million cost adjustment as described above.

The decrease in the gross carrying amount of the Company’s favorable leases from October 31, 2009 to January 30, 2010 was primarily related to a reduction of $39.7 million as a result of the impairment of 22 stores.

The decrease in favorable lease accumulated amortization from October 31, 2009 to January 30, 2010 was primarily related to a cost adjustment of $10.6 million resulting from the impairment charge noted above, which decreased both the carrying cost and the accumulated amortization of the favorable leases, which was partially offset by amortization expense of $8.2 million.

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

Financial Assets

The Company’s financial assets as of October 30, 2010 included cash equivalents, interest rate cap agreements and a note receivable.  The Company’s financial liabilities are discussed below.  The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  As of October 30, 2010, the Company recorded credit valuation adjustments of $0.1 million to the overall valuation of the Company's interest rate cap agreements.  The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 30, 2010	January 30, 2010	October 31, 2009

Assets:
Level 1
Cash equivalents (including restricted cash)	$57,222	$2,758	$2,611

Level 2
Interest rate cap agreements (a)	$1,714	$8,779	$11,689

Level 3
Note Receivable (b)	$1,407	$1,407	$1,721

(a)
Included in “Prepaid and Other Current Assets” and “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 9 of the Company’s Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.

Financial Liabilities

The fair value of the Company’s debt as of October 30, 2010, January 30, 2010 and October 31, 2009 is noted in the table below:

	(in thousands)
	October 30, 2010		January 30, 2010		October 31, 2009
	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$852,550	$830,171	$864,752	$804,219	$864,752	$777,916
$721,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 14, 2014. (a)	-	-	121,200	121,200	-	-

Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2011 to April 15, 2014	301,804	318,026	301,264	310,051	301,092	310,877
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from April 15, 2011 to October 15, 2014	99,309	106,012	99,309	98,812	99,309	98,316
Other debt (b)	354	354	1,777	1,777	1,847	1,847
Total debt	$1,254,017	$1,254,563	$1,388,302	$1,336,059	$1,267,000	$1,188,956

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short-term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Other debt includes the industrial revenue bonds and both promissory notes, as further described in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long-Term Debt.”
(c)	Capital lease obligations are excluded from the table above.

As of October 30, 2010, the fair value of the Company’s debt, exclusive of capital leases, was $1,254.6 million compared with the carrying value of $1,254.0 million.  The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates.  Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since October 30, 2010, and current estimates of fair value may differ from amounts presented herein.

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt.  Instead, the interest rate cap agreements are adjusted to market on a quarterly basis.  As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

As of October 30, 2010, January 30, 2010, and October 31, 2009 the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	October 30, 2010		January 30, 2010		October 31, 2009

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Assets	$ 1,714	Other Assets	$ 8,779	Other Assets	$ 11,689

Liability Derivatives
	October 30, 2010		January 30, 2010		October 31, 2009

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$ -	Other Liabilities	$ -	Other Liabilities	$ -

(Gain) Loss on Derivative Instruments

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives	Amount of (Gain) or Loss Recognized in Income on Derivatives
Nine Months Ended
		October 30, 2010			October 31, 2009
Interest Rate Cap Agreements	Interest Expense		$7,065			$ (8,353)

One of the four interest rate cap agreements became effective on May 12, 2006.  It has a notional principal amount of $300 million with a cap rate of 7.0% and terminates on May 31, 2011.  Upon the effective date the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  The Company adjusts this interest rate cap agreement to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

On December 20, 2007, the Company entered into an additional interest rate cap agreement.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminates on May 31, 2011.  The agreement became effective on May 29, 2009 upon the termination of an expiring $700 million interest rate cap agreement.  As of the effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  Instead, the Company adjusts the interest rate cap to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

On January 16, 2009, the Company entered into two additional interest rate cap agreements, each of which will be effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements described above.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015.  The Company will determine prior to the effective date of each agreement whether it will monitor them for hedge effectiveness. Until the Company determines the accounting treatment that will be used, the Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

10. Income Taxes

As of October 30, 2010, the Company had a current deferred tax asset of $28.5 million and a non-current deferred tax liability of $271.0 million.  As of January 30, 2010, the Company had a current deferred tax asset of $29.6 million and a non-current deferred tax liability of $283.2 million.  As of October 31, 2009, the Company had a current deferred tax asset of $52.5 million and a non-current deferred tax liability of $317.6 million.  Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, "Interim Financial Reporting" (Topic No. 270) and ASC Topic No. 740, "Income Taxes" (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the nine months ended October 30, 2010, the Company’s best estimate of its annual effective income tax rate was 37.4% (before discrete items).

As of October 30, 2010, January 30, 2010 and October 31, 2009, valuation allowances amounted to $7.0 million, $7.0 million and $8.6 million, respectively, and related primarily to state tax net operating losses.  The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2011.  Any future tax benefit recognized by the use of a state tax net operating loss that was established prior to the April 13, 2006 merger transaction involving Bain Capital, LLC (Merger Transaction), where a valuation allowance has been established, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income according to the provisions of ASC Topic No. 805, “Business Combinations” (Topic No. 805).

11. Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value.  Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.  During the nine months ended October 30, 2010 and the nine months ended October 31, 2009, the Company did not enter into any new barter transactions.

The following table summarizes the prepaid advertising expense in the line items “Prepaid and Other Current Assets” and “Other Assets” in the Company’s Condensed Consolidated Balance Sheets as of October 30, 2010, January 30, 2010, and October 31, 2009:

	(in thousands)
	October 30, 2010	January 30, 2010	October 31, 2009

Prepaid and Other Current Assets	$3,340	$ 2,681	$3,193
Other Assets	6,198	7,508	8,884
Total Prepaid Advertising Expense	$9,538	$ 10,189	$12,077

The following table details barter credit usage for the three and nine month periods ended October 30, 2010 and October 31, 2009:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Barter Credit Usage	$428	$441	$1,310	$983

12.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors (the Board) adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each unit consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock.    As of October 30, 2010, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

Non-cash stock compensation expense for the three and nine months ended October 30, 2010 amounted to $0.5 million and $1.3 million, respectively.  In comparison, non-cash stock compensation expense for the three and nine months ended October 31, 2009 amounted to a contra expense of $0.6 million and expense of $3.6 million, respectively.  The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended		Nine Months Ended
Type of Non-Cash Stock Compensation	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Stock Compensation – Separation Costs (A)	$-	$56	$-	$2,481
Stock Option Compensation (B)	295	(768)	720	525
Restricted Stock Compensation (B)	201	91	613	617
Total	$496	$(621)	$1,333	$3,623

(A)	Included in the line item "Restructuring and Separation Costs" in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income.
(B)	Included in the line item "Selling and Administrative Expense" in the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income.

Of the $2.5 million of stock compensation – separation costs $2.4 million was related to the repurchase of a portion of the Former CEO’s restricted stock, under the terms of his separation agreement, and a modification of his options.  The remaining $0.1 million related to the separation of two former employees from the Company under the terms of their respective separation agreements.

Stock Options

Options granted during the nine months ended October 30, 2010 and October 31, 2009 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.   All of the service-based awards granted in the nine months ended October 30, 2010 and October 31, 2009 vest 40% on the second anniversary of the award (or the modification of the award) with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of October 30, 2010, the Company had 492,666 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with Topic No. 718 using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date (June 4, 2006 for the Company).  For the three and nine months ended October 30, 2010, the Company recognized non-cash stock compensation expense of $0.3 million ($0.1 million after tax) and $0.7 million ($0.4 million after tax), respectively, net of a $0.4 million and $1.3 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.  In comparison, for the three and nine months ended October 31, 2009, the Company recognized contra expense of $0.8 million ($0.4 million after tax), and expense of $0.5  million ($0.2 million after tax), respectively, net of a $1.3 million and $2.5 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income. As of October 30, 2010 there was approximately $6.9 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 4.9 years. The service-based awards are expensed on a straight-line basis over the requisite service period of 5 years.  As of October 30, 2010, 25.8% of outstanding options to purchase units had vested.

Stock Option Unit Transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit

Options Outstanding January 30, 2010	478,500	$123.70

Options Issued	76,500	120.00
Options Forfeited	(62,334)	(120.00)

Options Outstanding October 30, 2010	492,666	$123.59

Non-vested stock option unit transactions during the nine months ended October 30, 2010 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, January 30, 2010	361,500	$36.50

Granted	76,500	44.56

Vested	(32,200)	(43.75)

Forfeited	(40,110)	(36.70)

Non-Vested Options Outstanding, October 30, 2010	365,690	$40.13

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the plan as of October 30, 2010:

	Stock Option Units Outstanding		Option Units Exercisable
Exercise Prices	Number Outstanding at October 30, 2010	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at October 30, 2010	Weighted Average Remaining Contractual Life (Years)

$90.00	322,778	8.0	70,650	5.3
$180.00	155,888	7.2	42,326	4.9
$270.00	14,000	2.6	14,000	2.6
	492,666		126,976

The following table summarizes information about the stock options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Expected to Vest as of October 30, 2010
$90.00	261,023	7.9	$90.00
$180.00	127,510	7.1	$180.00
$270.00	14,000	2.6	$270.00
	402,533

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the nine months ended October 30, 2010 and October 31, 2009:

	Nine Months Ended
	October 30, 2010	October 31, 2009

Risk-Free Interest Rate	1.8 – 3.4%	2.6 – 3.5%
Expected Volatility	38.5%	52.5%
Expected Life (years)	6.6 – 9.5	6.9 – 10.0
Contractual Life (years)	10	10
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$ 90.00	$49.62	$21.97
$180.00	$34.45	$19.68

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

As of October 30, 2010, the Company had 76,829 Units outstanding, all of which are service based awards.  During the three and nine month periods ended October 30, 2010, the Company recorded $0.2  million and $0.6 million, respectively, of non-cash stock compensation expense, net of $0.1 million and $0.2 million of forfeiture adjustments that were recorded as a result of actual forfeitures being higher than initially estimated.  These amounts are included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  In comparison, as of October 31, 2009, the Company had 101,496 Units outstanding.  During the three and nine months ended October 31, 2009, the Company recognized expense of $0.1 million and $0.6 million, respectively, of non-cash stock compensation, net of $0.1 million and $0.1 million of forfeiture adjustments that were recorded as a result of actual forfeitures being higher than initially estimated.   As of October 30, 2010 there was approximately $1.4 million of unearned non-cash stock based compensation that the Company expects to recognize as an expense over the next 1.6 years.  The service based Units are expensed on a straight-line basis over the requisite service period of three years.  At October 30, 2010, 2,500 of the outstanding Units were vested.

Restricted Stock Unit Transactions for the nine months ended October 30, 2010 are summarized below:

Number of Units

Units Outstanding, January 30, 2010	95,052

Forfeited	(18,223)

Units Outstanding, October 30, 2010	76,829

 Non-vested Unit transactions for the nine months ended October 30, 2010 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-vested Units Outstanding, January 30, 2010	92,552	$47.97
Forfeited	(18,223)	(45.80)

Non-vested Units Outstanding, October 30, 2010	74,329	$48.50

13.  Comprehensive (Loss) Income

The Company presents comprehensive (loss) income on its Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC Topic No. 220 “Comprehensive Income.”   For the three and nine month periods ended October 30, 2010 and October 31, 2009, comprehensive (loss) income consisted of net (loss) income.

14. Other Revenue

Other revenue consists of rental income received from leased departments; sublease rental income and other miscellaneous items; and layaway, alteration and other service charges (Service Fees), which are summarized below:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Rental Income from Leased Departments	$1,548	$1,631	$4,866	$5,649
Sublease Rental Income and Other Miscellaneous Items	2,571	2,668	8,217	8,025
Service Fees	3,731	3,689	8,842	8,098
Total	$7,850	$7,988	$21,925	$21,772

15.  Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, liabilities due to customers, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Liabilities due to customers totaled $33.4 million, $33.2 million, and $42.8 million as of October 30, 2010, January 30, 2010, and October 31, 2009, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in worker's compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.  At October 30, 2010, January 30, 2010, and October 31, 2009, self-insurance reserves of $24.3 million, $24.2 million, and $41.8 million, respectively, were recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.  The remaining reserve balances of $21.7 million and $21.5 million as of October 30, 2010 and January 30, 2010, respectively, were recorded in the line item "Other Liabilities" in the Company's Condensed Consolidated Balance Sheets.  Prior to January 30, 2010, all of the Company's self-insurance reserves were recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.

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

17.  Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims in connection with litigation to which the Company is party to from time to time in the ordinary course of business.  The aggregate amounts of such reserves were $6.9 million, $11.6 million, and $5.0 million as of October 30, 2010, January 30, 2010, and October 31, 2009, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Company’s Transition Report on Form 10-K/T, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of October 30, 2010, the Company was committed to two new lease agreements for locations at which stores are expected to be opened in Fiscal 2010.  The two new stores are expected to have minimum lease payments of $0.3 million, $1.6 million, $1.6 million, $1.6 million, and $11.5 million for the remainder of the fiscal year ending January 29, 2011, and the fiscal years ending January 28, 2012, February 2, 2013, February 1, 2014, and January 31, 2015 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had irrevocable letter of credit arrangements with various banks in the aggregate amount of $40.5 million and $54.2 million as of October 30, 2010 and October 31, 2009, respectively.  Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had available letters of credit of $559.9 million and $575.7 million as of October 30, 2010 and October 31, 2009, respectively.  Among these arrangements as of October 30, 2010 and October 31, 2009, the Company had letters of credit in the amount of $30.4 million and $44.7 million, respectively, guaranteeing performance under various insurance contracts and utility agreements.  The Company also had no outstanding letter of credit at October 30, 2010 and $1.2 million at October 31, 2009 guaranteeing its Industrial Revenue Bonds.  Finally, the Company had outstanding commercial letter of credit agreements in the amount of $10.1 million and $8.3 million at October 30, 2010 and October 31, 2009, respectively, for purchase commitments related to imported inventory.

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

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic No. 815): Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in this ASU are effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010.   The adoption of ASU 2010-11 on August 1, 2010 did not have a material impact on the Company’s Condensed Consolidated Financial Statements.

19. Subsequent Events

On November 3, 2010, BCFWC and the Company announced their intention to commence cash tender offers for any and all of BCFW’s outstanding 11.1% Senior Notes due 2014 and the Company’s outstanding 14.5% Senior Discount Notes due 2014.  In connection with these offers, BCFWC announced its intention to offer $500.0 million aggregate principal amount of senior unsecured notes in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended.

Subject to market conditions, BCFWC intended to raise approximately $1,500.0 million of new debt financing, the proceeds of which would be used to repay the Company’s existing term loan facility, repurchase or redeem BCFWC’s outstanding 11.1% Senior Notes due 2014 and the Company’s outstanding 14.5% Senior Discount Notes due 2014, make a distribution to the Company’s equity holders, pay related fees and expenses and for general corporate purposes.

Based on changing market conditions and less favorable pricing, on November 18, 2010, BCFWC and the Company announced the termination of their previously announced cash tender offers, as well as the Company’s previously announced proposed financing transactions.

In connection with the termination of these transactions, certain costs incurred, which would have been capitalized as deferred financing fees and amortized over the life of the new facilities through the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, in the event that the transaction had been completed, will now be charged as expense in the line item “Selling and Administrative Expenses” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Net (Loss) Income.  The Company estimates that approximately $3 million of expense related to these transactions will be incurred during the fourth quarter of Fiscal 2010.

20. Condensed Guarantor Data

On April 13, 2006, BCFWC issued $305 million aggregate principal amount of 11 .1% Senior Notes due 2014.  The notes were issued under an indenture issued on April 13, 2006.  Holdings and subsidiaries of BCFWC have fully and unconditionally guaranteed these notes.  These guarantees are both joint and several.  The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC, (exclusive of subsidiaries, referred to herein as “BCFW”), and the guarantor subsidiaries.  The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of October 30, 2010

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$4,402	$49,321	$-	$53,723
Restricted Cash and Cash Equivalents	-	32,815	2,467	-	35,282
Accounts Receivable	-	27,326	10,779	-	38,105
Merchandise Inventories	-	-	892,193	-	892,193
Deferred Tax Asset	-	9,166	19,315	-	28,481
Prepaid and Other Current Assets	-	15,599	20,194	-	35,793
Prepaid Income Tax	-	42,222	2,121	-	44,343
Assets Held for Sale	-	-	521	-	521

Total Current Assets	-	131,530	996,911	-	1,128,441

Property and Equipment - Net of Accumulated Depreciation	-	62,424	799,630	-	862,054
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	397,756	-	397,756
Goodwill	-	47,064	-	-	47,064
Other Assets	117,621	1,723,050	51,876	(1,799,726)	92,821

Total Assets	$117,621	$2,202,068	$2,246,173	$(1,799,726)	$2,766,136

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$-	$683,351	$-	$-	$683,351
Income Taxes Payable	-	617	423	-	1,040
Other Current Liabilities	-	136,342	93,144	-	229,486
Current Maturities of Long-Term Debt	-	4,300	14,259	-	18,559

Total Current Liabilities	-	824,610	107,826	-	932,436

Long-Term Debt	-	1,150,054	110,081	-	1,260,135
Other Liabilities	-	21,460	173,525	(10,000)	184,985
Deferred Tax Liability	-	88,323	182,636	-	270,959

Stockholder’s Equity:

Common Stock	-	-	-	-
Capital in Excess of Par Value	465,822	465,822	1,052,051	(1,517,873)	465,822
(Accumulated Deficit)/ Retained Earnings	(348,201)	(348,201)	620,054	(271,853)	(348,201)

Total Stockholder’s Equity	117,621	117,621	1,672,105	(1,789,726)	117,621

Total Liabilities and Stockholder’s Equity	$117,621	$2,202,068	$2,246,173	$(1,799,726)	$2,766,136

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of October 31, 2009
ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$35,858	$28,546	$-	$ 64,404
Restricted Cash and Cash Equivalents	-	-	2,608	-	2,608
Accounts Receivable	-	21,800	10,037	-	31,837
Merchandise Inventories	-	1,207	844,766	-	845,973
Deferred Tax Asset	-	14,770	37,771	-	52,541
Prepaid and Other Current Assets	-	14,753	16,354	-	31,107
Prepaid Income Tax	-	1,729	-	-	1,729
Assets Held for Sale	-	-	521	-	521

Total Current Assets	-	90,117	940,603	-	1,030,720

Property and Equipment - Net of Accumulated Depreciation	-	52,930	832,954	-	885,884
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	458,383	-	458,383
Goodwill	-	47,064	-	-	47,064
Other Assets	127,104	1,741,129	38,144	(1,816,344)	90,033

Total Assets	$127,104	$2,169,240	$2,270,084	$(1,816,344)	$ 2,750,084

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$-	$587,713	$-	$-	$ 587,713
Income Taxes Payable	-	25,055	5,733	-	30,788
Other Current Liabilities	-	120,799	126,489	-	247,288
Current Maturities of Long-Term Debt	-	5,252	1,991	-	7,243

Total Current Liabilities	-	738,819	134,213	-	873,032

Long-Term Debt	-	1,159,497	125,421	-	1,284,918
Other Liabilities	-	45,891	111,586	(10,000)	147,477
Deferred Tax Liability	-	97,929	219,624	-	317,553

Stockholder’s Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	463,721	463,721	1,337,756	(1,801,477)	463,721
(Accumulated Deficit)/ Retained Earnings	(336,617)	(336,617)	341,484	(4,867)	(336,617)

Total Stockholder’s Equity	127,104	127,104	1,679,240	(1,806,344)	127,104

Total Liabilities and Stockholder’s Equity	$127,104	$2,169,240	$2,270,084	$(1,816,344)	$ 2,750,084

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Nine Months Ended October 30, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$861	$2,480,752	$-	$2,481,613
Other Revenue	-	373	21,552	-	21,925
Total Revenue	-	1,234	2,502,304	-	2,503,538

COSTS AND EXPENSES:
Cost of Sales	-	844	1,548,198	-	1,549,042
Selling and Administrative Expenses	-	121,108	714,817	-	835,925
Restructuring and Separation Costs	-	1,739	413	-	2,152
Depreciation and Amortization	-	13,456	95,739	-	109,195
Interest Expense	-	65,944	12,406	-	78,350
Impairment Charges – Long-Lived Assets	-	-	510	-	510
Other (Income) Expense, Net	-	(5,434)	(4,599)	-	(10,033)
Loss (Earnings) from Equity Investment	38,061	(83,297)	-	45,236	-
Total Costs and Expenses	38,061	114,360	2,367,484	45,236	2,565,141

(Loss) Income Before (Benefit) Provision for Income Taxes	(38,061)	(113,126)	134,820	(45,236)	(61,603)

(Benefit) Provision for Income Taxes	-	(75,065)	51,523	-	(23,542)

Net (Loss) Income	$(38,061)	$(38,061)	$83,297	$(45,236)	$(38,061)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended October 30, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$-	$858,186	$-	$858,186
Other Revenue	-	140	7,710	-	7,850
Total Revenue	-	140	865,896	-	866,036

COSTS AND EXPENSES:
Cost of Sales	-	-	527,301	-	527,301
Selling and Administrative Expenses	-	34,835	250,783	-	285,618
Restructuring and Separation Costs	-	-	-	-	-
Depreciation and Amortization	-	5,343	31,617	-	36,960
Interest Expense	-	21,043	3,885	-	24,928
Impairment Charges – Long-Lived Assets	-	-	252	-	252
Other (Income) Expense, Net	-	(1,366)	(2,224)	-	(3,590)
Loss (Earnings) from Equity Investment	2,795	(32,730)	-	29,935	-
Total Costs and Expenses	2,795	27,125	811,614	29,935	871,469

(Loss) Income Before (Benefit) Provision for Income Taxes	(2,795)	(26,985)	54,282	(29,935)	(5,433)

(Benefit) Provision for Income Taxes	-	(24,190)	21,552	-	(2,638)

Net (Loss) Income	$(2,795)	$(2,795)	$32,730	$(29,935)	$(2,795)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Nine Months Ended October 31, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$1,399	$2,401,996	$-	$2,403,395
Other Revenue	-	424	21,348	-	21,772
Total Revenue		1,823	2,423,344		2,425,167
	-			-

COSTS AND EXPENSES:
Cost of Sales	-	932	1,500,993	-	1,501,925
Selling and Administrative Expenses	-	118,501	691,717	-	810,218
Restructuring and Separation Costs	-	5,337	957	-	6,294
Depreciation and Amortization		15,467	98,088		113,555
Interest Expense	-	45,419	12,852	-	58,271
Impairment Charges – Long-Lived Assets	-	-	15,865	-	15,865
Impairment Charges – Tradenames	-	15,250	-	-	15,250
Other (Income) Expense, Net	-	(5,787)	(3,117)	-	(8,904)
Loss (Earnings) from Equity Investment	41,925	(50,897)	-	8,972	-
Total Costs and Expenses	41,925	144,222	2,317,355	8,972	2,512,474

(Loss) Income Before (Benefit) Provision for Income Taxes	(41,925)	(142,399)	105,989	(8,972)	(87,307)

(Benefit) Provision for Income Taxes	-	(100,474)	55,092	-	(45,382)

Net (Loss) Income	$(41,925)	$(41,925)	$50,897	$(8,972)	$(41,925)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended October 31, 2009

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$429	$871,945	$-	$872,374
Other Revenue	-	173	7,815	-	7,988
Total Revenue	-	602	879,760	-	880,362

COSTS AND EXPENSES:
Cost of Sales	-	292	523,173	-	523,465
Selling and Administrative Expenses	-	35,857	245,712	-	281,569
Restructuring and Separation Costs	-	1,032	158	-	1,190
Depreciation and Amortization	-	4,234	31,976	-	36,210
Interest Expense	-	16,316	4,271	-	20,587
Impairment Charges – Long-Lived Assets	-	-	6,437	-	6,437
Impairment Charges – Tradenames	-	-	-	-	-
Other (Income) Expense, Net	-	(1,326)	(1,232)	-	(2,558)
(Earnings) Loss from Equity Investment	(7,511)	(32,870)	-	40,381	-
Total Costs and Expenses	(7,511)	23,535	810,495	40,381	866,900

Income (Loss) Before (Benefit) Provision for Income Taxes	7,511	(22,933)	69,265	(40,381)	13,462

(Benefit) Provision for Income Taxes	-	(30,444)	36,395	-	5,951

Net Income (Loss)	$7,511	$7,511	$32,870	$(40,381)	$7,511

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Nine Months Ended October 30, 2010
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$196,717	$104,379	$-	$301,096

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(29,367)	(73,880)	-	(103,247)
Proceeds Received from Sale of Fixed Assets	-	-	227	-	227
Lease Acquisition Costs	-	-	(422)	-	(422)
Redemption of Investment in Money Market Fund		-	240	-	240
Change in Restricted Cash and Cash Equivalents	-	(32,677)	-	-	(32,677)
Investing Activity-Other	-	40	-	-	40

Net Cash Used in Investing Activities	-	(62,004)	(73,835)	-	(135,839)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	-	25,400	-	-	25,400
Proceeds from Long-Term Debt	-	-	(1,797)	-	(1,797)
Principal Payments on Long-Term Debt	-	(12,202)	-	-	(12,202)
Principal Payments on Long-Term Debt – ABL Line of Credit	-	(146,600)	-	-	(146,600)
Debt Issuance Cost	-	(934)	-	-	(934)
Payment of Dividends	(151)	(151)	-	151	(151)
Receipt of Dividends	151	-	-	(151)	-

Net Cash Used In Financing Activities	-	(134,487)	(1,797)	-	(136,284)

Increase in Cash and Cash Equivalents	-	226	28,747	-	28,973
Cash and Cash Equivalents at Beginning of Period	-	4,176	20,574	-	24,750

Cash and Cash Equivalents at End of Period	$-	$4,402	$49,321	$-	$53,723

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Nine Months Ended October 31, 2009
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$104,576	$30,549	$-	$135,125

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(23,978)	(46,173)	-	(70,151)
Proceeds Received from Sale of Property	-	-	905	-	905
Change in Restricted Cash and Cash Equivalents	-	-	(318)	-	(318)
Lease Acquisition Costs	-	-	(1,337)	-	(1,337)
Redemption of Investment in Money Market Fund	-	-	7,371	-	7,371
Purchase of Tradename Rights	-	(6,250)	-	-	(6,250)
Investing Activity-Other	-	64	-	-	64

Net Cash Used in Investing Activities	-	(30,164)	(39,552)	-	(69,716)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	-	593,915	-	-	593,915
Principal Payments on Long-Term Debt	-	-	(1,563)	-	(1,563)
Principal Payments on Long-Term Debt – ABL Line of Credit	-	(8,055)	-	-	(8,055)
Principal Payments on Long-Term Debt – Term Loan	-	(623,915)	-	-	(623,915)
Payment of Dividends	(3,094)	(3,094)	-	3,094	(3,094)
Receipt of Dividends	3,094	-	-	(3,094)	-

Net Cash Used In Financing Activities	-	(41,149)	(1,563)	-	(42,712)

Increase (Decrease) in Cash and Cash Equivalents	-	33,263	(10,566)	-	22,697
Cash and Cash Equivalents at Beginning of Period	-	2,595	39,112	-	41,707

Cash and Cash Equivalents at End of Period	$-	$35,858	$28,546	$-	$64,404

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter we or our or Holdings).  The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and our Transition Report on Form 10-K/T related to the 35 week period ended January 30, 2010.  Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  Accordingly, our Transition Report on Form 10-K/T was for the 35 week transition period beginning on May 31, 2009, the day following the end of our 2009 fiscal year, and ended on January 30, 2010 (the Transition Period).

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

Overview

Three Month Period Ended October 30, 2010 Compared With Three Month Period Ended October 31, 2009

We experienced a decrease in net sales for the three months ended October 30, 2010 compared with the three months ended October 31, 2009.  Consolidated net sales decreased $14.2 million, or 1.6%, to $858.2 million for the three months ended October 30, 2010 from $872.4 million for the three months ended October 31, 2009.  This decrease was primarily attributable to a decrease in comparative store sales, partially offset by sales generated by new stores and stores previously opened that are not included in our comparative store sales.  We believe the comparative store sales (as discussed below under the caption “Key Performance Measures”) decrease was due primarily to warmer weather in September and October of 2010 as compared with the same period in the prior year, as discussed below (refer to the section below entitled “Three Month Period Ended October 30, 2010 Compared With Three Month Period Ended October 31, 2009” for further explanation).

Our gross margin as a percentage of sales decreased to 38.6% during the three month period ended October 30, 2010 as compared with 40.0% for the three month period ended October 31, 2009.  The reduction in gross margin as a percentage of sales was due primarily to planned increases in both markdowns and shrink for the three month period ended October 30, 2010 compared with the three month period ended October 31, 2009.

Selling and administrative expenses as a percentage of sales increased to 33.3% during the three months ended October 30, 2010 from 32.3% during the three months ended October 31, 2009.  This increase was primarily due to the impact of our comparative store sales decrease of 5.6%.

Total selling and administrative expenses increased $4.0 million, or 1.4%, during the three months ended October 30, 2010 compared with the three months ended October 31, 2009.  The increase in our selling and administrative expenses was primarily due to an increase in occupancy costs and payroll and payroll related costs due to the opening of 17 net new stores since October 31, 2009 and nine stores that were opened during the three months ended October 31, 2009, but which did not operate for the full fiscal period, partially offset by a decrease in legal reserves.

We recorded a net loss of $2.8 million for the three month period ended October 30, 2010 compared with net income of $7.5 million for the three month period ended October 31, 2009.  The decline in our operating results during the three months ended October 30, 2010 compared with the three months ended October 31, 2009 was primarily attributable to the results discussed above, as well an increase in interest expense which primarily related to the change in the fair values of our interest rate cap agreements during the three months ended October 30, 2010 compared with the three months ended October 31, 2009.

Nine Month Period Ended October 30, 2010 Compared With Nine Month Period Ended October 31, 2009

We experienced an increase in net sales for the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.  Consolidated net sales increased $78.2 million, or 3.3%, to $2,481.6 million for the nine months ended October 30, 2010 from $2,403.4 million for the nine months ended October 31, 2009.  This increase was primarily attributable to sales generated by new stores and stores previously opened that are not included in our comparative store sales partially offset by a decrease in comparative store sales.  We believe the comparative store sales (as discussed below under the caption “Key Performance Measures”) decrease was due to warmer weather during September and October of 2010 as compared with the same period in the prior year, partially offset by gains made as part of our ongoing initiatives to improve our comparative store sales, as discussed below (refer to the section below entitled “Nine Month Period Ended October 30, 2010 Compared With Nine Month Period Ended October 31, 2009” for further explanation).

Our gross margin as a percentage of sales increased slightly to 37.6% during the nine month period ended October 30, 2010 compared with 37.5% for the nine month period ended October 31, 2009 as a result of fewer markdowns.

Selling and administrative expenses as a percentage of sales during the nine months ended October 30, 2010 remained in line with the nine months ended October 31, 2009 at 33.7%.

Total selling and administrative expenses increased $25.7 million, or 3.2% during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.  The increase in our selling and administrative expenses was primarily due to new store openings.  At October 30, 2010, we operated 459 stores compared with 442 stores at October 31, 2009.

We recorded a net loss of $38.1 million for the nine month period ended October 30, 2010 compared with a net loss of $41.9 million for the nine month period ended October 31, 2009.  The improvement in our operating results during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 was primarily attributable to the results discussed above, as well as fewer impairment charges, partially offset by increased interest expense, during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.

Current Conditions

Store Openings, Closings, and Relocations

 During the nine months ended October 30, 2010, we opened 24 Burlington Coat Factory Warehouse Stores (BCF Stores) and closed seven BCF Stores, four of which were in locations within the same trading market as four of the new stores that were opened prior to Fiscal 2010, and two that were in locations within the same trading market as two of the new stores that we opened during the nine month period ended October 30, 2010.  As of October 30, 2010, we operated 459 stores under the names "Burlington Coat Factory Warehouse" (442 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (14 stores) and "Super Baby Depot" (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements.  We currently plan to open two new stores during the remainder of Fiscal 2010.

Ongoing Initiatives for Fiscal 2010

 We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparative store sales trends, total sales growth and reducing expenses.  These initiatives include, but are not limited to:

I.
Offering a Leading Selection of Branded Apparel at Every Day Low Prices (EDLP): We offer a merchandise selection substantially broader than that of our off-price competitors and similar to the selection found at a department store.  In contrast to merchandise at department and specialty stores, our merchandise is offered at EDLP, allowing customers to obtain the best value at our stores without waiting for sales or promotions.  We focus on delivering exceptional values that fit within a good, better, and best pricing strategy.

II.
Transition our Open to Buy Model and Improve Merchandising: Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, improves our receipt-to-reduction ratio and enables more flexibility for buying “wear-now” products.  From fiscal 2006 to 2009, a significant portion of our purchasing was pre-season with the balance in-season and opportunistic.  With our new model, we have moved towards purchasing less pre-season, with the majority in-season and opportunistically.  This enables us to determine and stock for trends with better consumer data as well as drive better terms with our suppliers.  By maximizing our in-season buys, we believe that we are able to take advantage of known trends and emerging businesses. We are also able to better focus on our core female customer by enhancing our merchandise content as well as keeping inventory fresh.

III.
Refining Our Store Experience Through the Eyes of the Customer:  We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have, and will continue to strive, to streamline processes to create opportunities for fast and effective customer interactions. Our mission is to have stores that reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments. Through proper staffing flexibility we provide sales floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

We are executing these initiatives during Fiscal 2010 by:

a)
Continuing with our in-store customer satisfaction survey and program that measures 13 different aspects of customer satisfaction.  Examples include: friendliness of associates, interior cleanliness and selection of merchandise.

b)
Continuing the implementation of a store refresh program with respect to stores that we have identified as having certain needs such as new carpet, painting, fitting room improvements and various other improvements.  We have completed store refreshes at more than 50 stores over the past two fiscal years and we expect to continue an aggressive refresh program going forward.

c)
Continuing the implementation of upgraded lighting retrofits in our stores which will make them more energy efficient and easier for customers to navigate.  We have completed upgraded lighting retrofits at more than 130 stores over the last two fiscal years and expect to continue an aggressive lighting retrofit program going forward.

IV.	Deliver Consistent Gross Margin: We continue to focus on having stable gross margin as a percentage of net sales.

We are executing this initiative during Fiscal 2010 by:

a)
Continuing to manage our inventory receipt to reduction ratio.  By matching receipt dollars to sales dollars we will continue to be able to take advantage of in season buying opportunities and to capitalize on those businesses that are trending well.

b)
Continuing to ensure adequate open to buy and buying more opportunistically in season.  By staying liquid, we put ourselves in a position to be able to take advantage of opportunistic in-season buys that will maximize our sales.

c)
Continuing to improve the amount of current inventory as a percentage of our total inventory.  By having more current inventory in our merchandise mix, we will be afforded more pricing flexibility to provide additional value to our customers without reducing our overall margins.

d)
Reducing our shrink as a percentage of net sales.  We have added additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without negatively impacting the store experience.  We expect improved results to occur over time becoming more apparent in the fiscal year ending January 28, 2012.

V.	The Continued Reduction of Our Cost Structure:

a)
Reduce store payroll costs. We are planning to implement an automated workforce management system in our stores which will be piloted in early 2011 and completed prior to the fourth quarter of Fiscal 2011.  This new scheduling system will provide numerous efficiencies including, but not limited to, better forecasting of volume and workload, improved allocation of manpower to meet customer demand, and will support our store experience and service initiatives.  The majority of these efficiencies are expected to be fully recognized in Fiscal 2012.  We believe that these actions will allow us to operate our business more efficiently without sacrificing our ability to serve our customers.

b)
Supply chain efficiencies.  We continue to work on several logistics initiatives to improve supply chain efficiencies and service levels.  We have consolidated our Burlington, New Jersey distribution center into our Edgewater Park, NJ distribution center and have implemented a new warehouse management system within the Edgewater Park, NJ and San Bernardino, CA distribution centers. This new system allows for further improvements in productivity by providing functionality not previously available and allows for flexibility in processing any goods received at either of the two facilities.  Accordingly, both facilities can process all receipts in a more efficient manner, continuing to reduce the amount of transportation miles required to service our stores.  Finally, we have implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers.

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

During the Transition Period, we changed our definition of comparative store sales.  We now define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.  Previously, we defined comparative store sales as sales of those stores (net of sales discounts) following their four hundred and twenty-fifth day of operation (approximately one year and two months).  This change aligns our external reporting of comparative store sales with how the metric is reviewed internally by management.  For the three and nine months ended October 30, 2010, we experienced decreases in comparative store sales of 5.6% and 0.8%, respectively, compared with the three and nine month periods ended October 31, 2009, respectively.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  Gross margin as a percentage of net sales was 38.6% and 37.6% for the three and nine months ended October 30, 2010 compared with 40.0% and 37.5% for the three and nine months ended October 31, 2009.  Refer to the sections below entitled “Three Month Period Ended October 30, 2010 Compared With Three Month Period Ended October 31, 2009” and “Nine Month Period Ended October 30, 2010 Compared With Nine Month Period Ended October 31, 2009” for further explanation of the fluctuations in our gross margin.

Inventory Levels.   Inventory at October 30, 2010 was $892.2 million compared with $613.3 million as of January 30, 2010.  Average store inventory at October 30, 2010 increased approximately 40.1% to $1.9 million per store compared with average store inventory of $1.4 million at January 30, 2010.  This increase is the result of the seasonality of our business as January typically represents the low point of our inventory and as of the end of October we had begun building our inventory levels for the holiday selling season.

Inventory at October 30, 2010 increased $46.2 million from $846.0 million at October 31, 2009.    Average store inventory at October 30, 2010 increased approximately 1.6% to $1.9 million per store compared with average store inventory at October 31, 2009.  Average inventory per comparative store increased 0.5%.  The increase in average inventory per comparative store was a result of the timing of inventory receipts at the stores.  As part of our holiday selling season plan, we accelerated certain inventory shipments to the stores in order to ensure they were properly merchandised for the holiday season.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our annualized inventory turnover rate as of October 30, 2010 increased to 2.7 turns per year over the annualized inventory turnover rate as of October 31, 2009 of 2.5 turns per year, which represents an 8.0% increase over the prior year.

Liquidity.  Liquidity measures our ability to generate cash.  Management measures liquidity through cash flow and working capital position.  Cash flow is the measure of cash generated from operating, financing, and investing activities.  We experienced an increase in cash and cash equivalents of $29.0 million during the nine month period ended October 30, 2010.  During the nine month period ended October 31, 2009 we experienced an increase in cash and cash equivalents of $22.7 million.  The increase during the nine month period ended October 30, 2010 was primarily due to increased accounts payable at October 30, 2010 compared with January 30, 2010 as a result of our working capital management strategy at the end of the Transition Period.  Based on the working capital management strategy we accelerated certain payments that typically would not have been made until the first quarter of Fiscal 2010, which lowered our accounts payable balance at the end of the Transition Period.  As our accounts payable balance returned to historical levels at October 30, 2010, this created additional cash flow.  Partially offsetting this increase was an increase in merchandise inventory and increased net repayments on our ABL Line of Credit.  During the nine months ended October 30, 2010 and October 31, 2009, we made net repayments on our ABL Line of Credit of $121.2 million and $30.0 million, respectively.  Cash and cash equivalents increased $29.0 million from January 30, 2010 to $53.7 million at October 30, 2010 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows.  Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities.  Working capital at October 30, 2010 was $160.7 million compared with $349.7 million at January 30, 2010.  The decrease in working capital from January 30, 2010 was primarily attributable to an increase in accounts payable related to the Company’s year end working capital management strategy, partially offset by increased levels of merchandise inventory.

 Working capital at October 30, 2010 increased $5.6 million to $160.7 million at October 30, 2010 from $155.1 million at October 31, 2009.  The increase in working capital was primarily attributable to an increase in accounts payable, partially offset by an increase in inventory.

    Store Payroll as a Percentage of Net Sales.   Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales.  The method of calculating store payroll varies across the retail industry.  As a result, our store payroll as a percentage of net sales may differ from other retailers.  Store payroll as a percentage of net sales was 10.8% and 10.9% during the three and nine months ended October 30, 2010 compared with 10.9% and 11.2% during the three and nine months ended October 31, 2009.

The improvement in store payroll as a percentage of net sales for both the three and nine month periods ended October 30, 2010 compared with both the three and nine months ended October 31, 2009, is due to our ongoing initiative to reduce store payroll costs, as further described above under the caption "Ongoing Initiatives for Fiscal 2010".

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as a percentage of net sales for the three and nine month periods ended October 30, 2010 and October 31, 2009.

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.9	0.9	0.9	0.9
Total Revenue	100.9	100.9	100.9	100.9

Cost of Sales	62.4	62.5	61.4	60.0

Selling and Administrative Expenses	33.7	33.7	33.3	32.3

Restructuring and Separation Costs	0.1	0.3	0.0	0.1

Depreciation and Amortization	4.4	4.7	4.3	4.2

Interest Expense	3.2	2.4	2.9	2.4

Impairment Charges – Long-Lived Assets	0.0	0.7	0.0	0.7

Impairment Charges – Tradenames	0.0	0.6	0.0	0.0

Other (Income) Expense, Net	(0.4)	(0.4)	(0.4)	(0.3)

Total Expense	103.4	104.5	101.5	99.4

(Loss) Income before Income Tax (Benefit) Expense	(2.5)	(3.6)	(0.6)	1.5

Income Tax (Benefit) Expense	(1.0)	(1.9)	(0.3)	0.7

Net (Loss) Income	(1.5)%	(1.7)%	(0.3)%	0.8%

Three Month Period Ended October 30, 2010 Compared With Three Month Period Ended October 31, 2009

Net Sales

 We experienced a decrease in net sales for the three months ended October 30, 2010 compared with the three months ended October 31, 2009.  Consolidated net sales decreased $14.2 million, or 1.6%, to $858.2 million for the three months ended October 30, 2010 from $872.4 million for the three months ended October 31, 2009.  This decrease was primarily attributable to a combination of the following:

•	a decrease in comparative store sales of $48.8 million, or 5.6%, to $826.5 million of comparative store sales,
•	a decrease in net sales of $5.5 million from stores closed since the comparable period last year, and
•	a decrease in net sales of $1.2 million for stores previously opened that were not included in our comparative store sales, partially offset by
•	an increase of $6.5 million as a result of changes in sales allowances, layaways and other sales, and
•	an increase in net sales of $34.8 million related to 14 new stores opened during the three months ended October 30, 2010.

We believe the comparative store sales decrease was due primarily to warmer weather in September and October of 2010 as compared with the same period in the prior year.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) decreased slightly to $7.9 million for the three months ended October 30, 2010 compared with $8.0 million for the three month period ended October 31, 2009.  This decrease was primarily related to decreases in rental income and sublease rental income of $0.1 million and 0.2 million, respectively, offset by an increase in service fees.

Cost of Sales

Cost of sales increased $3.8 million, or 0.7%, for the three month period ended October 30, 2010 compared with the three month period ended October 31, 2009.  Cost of sales as a percentage of net sales increased to 61.4% during the three months ended October 30, 2010 compared with the three months ended October 31, 2009 of 60.0%.  The increase in cost of sales as a percentage of net sales was a function of planned increases in both markdowns and shrink during the three months ended October 30, 2010 compared with the three months ended October 31, 2009.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.0 million, or 1.4%, for the three month period ended October 30, 2010 compared with the three month period ended October 31, 2009.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	October 30, 2010	October 31, 2009	$ Variance	% Change
Occupancy	$97,047	$94,529	$2,518	2.7%
Payroll & Payroll Related	126,216	124,088	2,128	1.7
Benefit Costs	3,304	2,724	580	21.3
Advertising	21,134	20,705	429	2.1
Business Insurance	7,199	7,334	(135)	(1.8)
Other	30,718	32,189	(1,471)	(4.6)
Selling & Administrative Expenses	$285,618	$281,569	$4,049	1.4%

The increase in occupancy related costs of $2.5 million during the three months ended October 30, 2010 compared with the three months ended October 31, 2009 was primarily related to our opening of 14 new stores during the three months ended October 30, 2010 and stores that were opened during the three months ended October 31, 2009 that did not operate for the full fiscal period.  These stores resulted in increased occupancy costs of $6.2 million.  These increases were partially offset by decreased occupancy costs of $3.7 million at comparative stores and corporate expenses as part of our ongoing initiative to reduce our cost structure.

The increase in payroll and payroll related expense of $2.1 million during the three months ended October 30, 2010 compared with the three months ended October 31, 2009 was primarily related to an increase in new store payroll as a result of our opening 14 new stores during the three months ended October 30, 2010 as well as the impact of stores that were opened during the three months ended October 31, 2009 that were not operating for the full fiscal period.  These stores contributed an increase in payroll and payroll related expenses of $7.4 million.  These increases were partially offset by a $5.3 million decrease in payroll and payroll related costs associated with comparative stores and corporate expenses as part of our ongoing initiative to reduce our cost structure.

The decrease in other selling and administrative expenses of $1.5 million for the three months ended October 30, 2010 compared with the three months ended October 31, 2009 was primarily due to a $2.5 million decrease in our legal reserve as a result of the settlement of ongoing litigation, partially offset by a $1.3 million increase in temporary help primarily related to our distribution centers.

Restructuring and Separation Costs

During the third and fourth quarters of Fiscal 2009, in an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  This initiative has continued through Fiscal 2010.  There were no restructuring and separation costs during the three months ended October 30, 2010 compared with $1.2 million during the three months ended October 31, 2009.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $37.0 million during the three month period ended October 30, 2010 compared with $36.2 million during the three month period ended October 31, 2009.  The increase in depreciation and amortization expense during the three months ended October 30, 2010 compared with the three months ended October 31, 2009 was primarily a result of the 14 new stores opened during the three months ended October 30, 2010.

Interest Expense

Interest expense was $24.9 million compared with $20.6 million for the three month periods ended October 30, 2010 and October 31, 2009, respectively.  The increase in interest expense was primarily driven by an increase in our interest rate cap expense.  As discussed in detail in Note 9 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities,” at October 30, 2010, we were party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable rate debt.  Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, contributed $1.8 million to the total increase in interest expense for the three months ended October 30, 2010 compared with the three months ended October 31, 2009.  Adjustments of the interest rate cap agreements to fair value amounted to a loss of $0.8 million for the three months ended October 30, 2010 compared with a gain of $1.0 million for the three months ended October 31, 2009.  The loss recognized during the three months ended October 30, 2010 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements.

Also contributing to the increase in interest expense was increased other interest, increased amortization of deferred financing fees and increased commitment fees.  The increase of other interest of $1.6 million was related to interest incurred as part of a litigation settlement.  The increase in commitment fees of $0.7 million was due to a higher commitment fee charge based on the terms of the amended ABL agreement.  The amortization of deferred financing fees increased $0.5 million from $2.6 million during the three months ended October 31, 2009 to $3.1 million for the three months ended October 30, 2010.  This increase is the result of increased deferred financing fees as a result of the new ABL Line of Credit in January of 2010.

These increases are partially offset by decreased interest expense associated with our Term Loan and our ABL Line of Credit.  Our average interest rates related to our Term Loan and our ABL Line of Credit, as well as the average balances on our ABL Line of Credit and Term Loan, for the three months ended October 30, 2010 compared with the three months ended October 31, 2009 are summarized in the table below:

	Three Months Ended
	October 30, 2010	October 31, 2009

Average Interest Rate – ABL Line of Credit	4.6%	3.0%

Average Interest Rate – Term Loan	2.6%	2.6%

Average Balance – ABL Line of Credit	$1.7 million	$27.3 million

Average Balance – Term Loan	$852.6 million	$866.5 million

Impairment Charges - Long-Lived Assets

Impairment charges of $0.3 million were incurred during the three month periods ended October 30, 2010 compared with impairment charges of $6.4 million during the three months ended October 31, 2009.    During the three months ended October 30, 2010, the impairment charge was related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value.  There was no triggering event during the three months ended October 30, 2010 that would have required us to perform additional impairment testing.

Impairment charges of $6.4 million were incurred for the three months ended October 31, 2009.  During the three months ended October 31, 2009, the impairment charge was related to the impairment of three stores as well as fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value.

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

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during the three months ended October 30, 2010 and October 31, 2009.  In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic No. 350), we perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May.

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $1.0 million to $3.6 million for the three month period ended October 30, 2010 compared with the three month period ended October 31, 2009.  This increase was primarily related to insurance recoveries received during the three months ended October 31, 2009.

Income Tax (Benefit) Expense

Income tax benefit was $2.6 million for the three month period ended October 30, 2010.  For the three months ended October 31, 2009 we recorded an income tax expense of $6.0 million.  The effective tax rates for the three month periods ended October 30, 2010 and October 31, 2009 were 48.6% and 44.2%, respectively.  In accordance with ASC Topic No. 220, “Interim Financial Reporting” (Topic No. 220) and ASC Topic No. 740, “Accounting for Income Taxes in Interim Periods” (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  We used this methodology during the third quarter of Fiscal 2010, resulting in the annual effective income tax rate of 34.1% (before discrete items) being our best estimate for the three month period ended October 30, 2010.  The difference between our effective tax rate of 48.6% for the three months ended October 30, 2010 and the annual effective income tax rate of 34.1% for the same period is primarily related to the recording of actual tax expense per our tax return compared with previously recorded tax estimates.

In accordance with Topic No. 740, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period, consistent with the methodology we used for the three months ended October 31, 2009. The effective tax rate for the three months ended October 31, 2009 was impacted by two discrete adjustments that increased tax expense by $0.7 million primarily related to an adjustment of deferred tax asset and liabilities and the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Net Loss

Net loss amounted to $2.8 million for the three months ended October 30, 2010 compared with income of $7.5 million for the three months ended October 31, 2009.  The decline in our net income position of $10.3 million was primarily attributable to a decline in gross margin and an increase in selling and administrative expenses and interest expense as described above.

Nine Month Period Ended October 30, 2010 Compared With Nine Month Period Ended October 31, 2009

Net Sales

We experienced an increase in net sales for the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.  Consolidated net sales increased $78.2 million, or 3.3%, to $2,481.6 million for the nine months ended October 30, 2010 from $2,403.4 million for the nine months ended October 31, 2009.  This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $74.0 million related to 24 new stores opened during the nine months ended October 30, 2010,
•	an increase in net sales of $28.7 million for stores previously opened that were not included in our comparative store sales, and
•	an increase as a result of changes in sales allowances, layaways and other sales of $8.4 million, partially offset by
•	a decrease in net sales of $13.7 million from stores closed since the comparable period last year, and
•	a decrease in comparative store sales of $19.2 million, or 0.8%, to $2,375.3 million of comparative store sales.

We believe the comparative store sales decrease was due primarily to warmer weather in September and October of 2010 as compared with the same period in the prior year.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased $0.1 million for the nine month period ended October 30, 2010 compared with $21.8 million for the nine month period ended October 31, 2009.  This increase was primarily due to increases in sublease rental income and service fees of $0.2 million and $0.7 million respectively, partially offset by a decrease in rental income of $0.8 million

Cost of Sales

Cost of sales increased $47.1 million, or 3.1%, for the nine month period ended October 30, 2010 compared with the nine month period ended October 31, 2009.  Cost of sales as a percentage of net sales improved slightly to 62.4 % during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 of 62.5%.  The improvement in cost of sales as a percentage of net sales is related to fewer markdowns during the nine months ended October 30, 2010 compared with the nine month period ended October 31, 2009.

Selling and Administrative Expenses

Selling and administrative expenses increased $25.7 million, or 3.2%, for the nine month period ended October 30, 2010 compared with the nine month period ended October 31, 2009.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Nine Months Ended
	October 30, 2010	October 31, 2009	$ Variance	% Change
Payroll and Payroll Related	$378,541	$366,452	$12,089	3.3%
Occupancy	280,191	273,476	6,715	2.5
Benefit Costs	12,201	5,953	6,248	105.0
Other	98,072	93,869	4,203	4.5
Advertising	45,464	42,817	2,647	6.2
Business Insurance	21,456	27,651	(6,195)	(22.4)
Selling & Administrative Expenses	$835,925	$810,218	$25,707	3.2%

The increase in payroll and payroll related expense of $12.1 million during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 was primarily related to an increase in new and non-comparative store payroll of $16.8 million, which was partially offset by an $4.7 million reduction in payroll and payroll related at comparative stores and corporate expenses.

The increase in occupancy related costs of $6.7 million during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 was primarily related to the impact of new and non-comparative stores of $15.0 million, partially offset by a reduction of $8.3 million related to comparative stores and corporate expenses.

Benefit costs increased $6.2 million during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.  During the nine months ended October 30, 2010, we recognized a 401(k) Plan matching contribution expense of $2.2 million.  In contrast, during the nine months ended October 31, 2009, we recorded a reversal of previously recognized expense related to our 401(k) Plan matching contribution of $4.1 million, which resulted in an increase of $6.3 million of 401(k) Plan match expense for the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual matching contribution obligations.  A “Forfeiture” is the portion of our matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  The reversal of the previously recognized expense recorded during the nine months ended October 31, 2009 was the result of forfeitures that we used to offset our 401(k) Plan matching contribution.  No such forfeitures were available to offset the expense during the nine months ended October 30, 2010.

The increase in other selling and administrative expenses of $4.2 million for the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 was primarily due to a $1.7 million nonrecurring charge to miscellaneous taxes, a $2.1 million increase in credit card fees, and a $2.4 million increase in temporary help, partially offset by a $3.5 million expense savings related to costs incurred during the nine months ended October 31, 2009 that did not repeat during the nine months ended October 30, 2010 due to the change in our fiscal year end.

The increase in advertising expense of $2.6 million during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 was primarily related to an increased investment in Easter holiday advertising, improved programming and an incremental investment to support our dress initiative.

The decrease in business insurance of $6.2 million during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 was primarily the result of our claims falling back in line with our historical claim experience.  During the nine months ended October 31, 2009, we experienced an increase in the dollar value of workers’ compensation claims and an increase in the number of general liability claims, which we believe was a result of the weaker economic environment.  During the nine months ended October 30, 2010 workers compensation and general liability claims have returned to more historical levels, resulting in lower business insurance expense for the period.

Restructuring and Separation Costs

Restructuring and separation costs totaled $2.2 million during the nine months ended October 30, 2010 compared with $6.3 million during the nine months ended October 31, 2009.  During the third and fourth quarters of Fiscal 2009, in an effort to better align our resources with our business objectives, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  That process has continued through the third quarter of Fiscal 2010.  During the nine months ended October 30, 2010, we recorded $2.2 million of severance expense related to the elimination of certain positions and other terminations in our corporate office as part of this ongoing effort.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $109.2 million during the nine month period ended October 30, 2010 compared with $113.6 million during the nine month period ended October 31, 2009.  The decrease in depreciation and amortization expense during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 was the result of various assets that became fully depreciated during Fiscal 2009, the write-off of assets related to the closing of our warehouse in Bristol, Pennsylvania in July 2009, and the impairments taken since October 31, 2009, which resulted in fewer assets being depreciated period over period.

Interest Expense

Interest expense was $78.4 million compared with $58.3 million for the nine month periods ended October 30, 2010 and October 31, 2009, respectively.  The increase in interest expense was primarily driven by an increase in our interest rate cap expense.  As discussed in detail in Note 9 to our Condensed Consolidated Financial Statements entitled “Derivative Instruments and Hedging Activities,” at October 30, 2010, we were party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable rate debt.  Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, contributed $15.5 million to the total increase in interest expense for the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.  Adjustments of the interest rate cap agreements to fair value amounted to a loss of $7.1 million for the nine months ended October 30, 2010 compared with a gain of $8.4 million for the nine months ended October 31, 2009. The loss recognized during the nine months ended October 30, 2010 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements.

Also contributing to the increase in interest expense was increased other interest, increased commitment fees and increased amortization of deferred financing fees.  The increase in other interest of $3.5 million was primarily related to interest incurred as part of a legal settlement.  The increase in commitment fees of $1.9 million was due to a higher commitment fee charge based on the terms of the new ABL agreement.  The amortization of deferred financing fees increased $1.4 million from $7.8 million during the nine months ended October 31, 2009 to $9.2 million for the nine months ended October 30, 2010.  This increase is the result of increased deferred financing fees as a result of the new ABL Line of Credit in January of 2010.

These increases are partially offset by decreased interest expense associated with our Term Loan and our ABL Line of Credit.  Our average interest rates related to our Term Loan and our ABL Line of Credit, as well as the average balances on our ABL Line of Credit and Term Loan for the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009 are summarized in the table below:

	Nine Months Ended
	October 30, 2010	October 31, 2009

Average Interest Rate – ABL Line of Credit	3.0%	2.9%

Average Interest Rate – Term Loan	2.6%	2.8%

Average Balance – ABL Line of Credit	$7.1 million	$35.2 million

Average Balance – Term Loan	$856.3 million	$870.2 million

Impairment Charges - Long-Lived Assets

Impairment charges of $0.5 million and $15.9 million were incurred during the nine month periods ended October 30, 2010 and October 31, 2009, respectively.  During the nine months ended October 30, 2010, the impairment charge was related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value.  There was no triggering event during the nine months ended October 30, 2010 that would have required us to perform additional impairment testing.

Due to the declining macroeconomic conditions that were negatively impacting our comparative store sales during the nine months ended October 31, 2009, the Company was required to perform additional impairment testing.  As a result of a decline in the operating performance of 31 stores, noted as part of this impairment testing, we recorded an impairment charge of $15.9 million.  This charge was primarily related to our favorable leases in the amount of $10.8 million.

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

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during the nine months ended October 30, 2010.  Impairment charges related to our tradenames during the nine months ended October 31, 2009 amounted to $15.3 million.  In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic No. 350), we perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May.

In connection with the preparation of our Condensed Consolidated Financial Statements for the year ended May 30, 2009, we concluded that it was appropriate to test our goodwill and indefinite-lived intangible assets for recoverability in light of the following factors:

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

During the nine months ended October 31, 2009, we recorded an impairment charge related to our tradenames in the amount of $15.3 million.  Of this amount, $9.0 million was attributable to lower revenues and profitability projections associated with our tradenames in the near term and lower estimated market royalty rate expectations in light of the then current general economic conditions compared with the analysis we performed during Fiscal 2008.  Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.  A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believe our estimates were appropriate based upon the then current market conditions.

The remaining $6.3 million of the $15.3 million impairment was related to our acquisition of certain tradename rights during the nine months ended October 31, 2009.  During the nine months ended October 31, 2009, we purchased $6.3 million of tradename rights based on our belief that these tradename rights would ultimately provide us with substantial marketing benefits.  Historically, we were restricted in our advertising campaigns such that we could only refer to the Company as Burlington Coat Factory and were required to note that we were not affiliated with Burlington Industries.  The purchase of these tradename rights allow us to shorten the Company name as appropriate based on the current marketing campaign and eliminates the requirement to note that we are not affiliated with Burlington Industries.  Based on our tradenames impairment assessment, we could not support an increase in the asset value of our tradenames related to this acquisition on our Condensed Consolidated Balance Sheets.  As a result, we immediately impaired the acquired asset.

Other Income, Net

   Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $1.1 million to $10.0 million for the nine month period ended October 30, 2010 compared with the nine month period ended October 31, 2009.  This increase was primarily due to the fact that the results for the nine months ended October 31, 2009 included a $2.9 million loss on investment, which was a charge in the prior period that did not repeat in the current period, offset by a $1.6 million decrease in insurance recoveries during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.

Income Tax Benefit

Income tax benefit was $23.5 million for the nine month period ended October 30, 2010.  For the nine months ended October 31, 2009 we recorded an income tax benefit of $45.4 million.  The effective tax rates for the nine month periods ended October 30, 2010 and October 31, 2009 were 38.2% and 52.0% respectively.  In accordance with ASC Topic No. 220, “Interim Financial Reporting” (Topic No. 220) and ASC Topic No. 740, “Accounting for Income Taxes in Interim Periods” (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  We used this methodology during the third quarter of Fiscal 2010, resulting in the annual effective income tax rate of 37.4% (before discrete items) being our best estimate for the nine month period ended October 30, 2010.  The effective tax rate for the nine months ended October 30, 2010 was impacted by a number of discrete adjustments: three discrete adjustments that increase tax expense by $0.8 million related to the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740, one discrete adjustment that decreases income tax expense by $1.0 million related to the true-up permanent item differences between the January 30, 2010 income tax provision and January 30, 2010 tax return filed, and one discrete adjustment that decreases income tax expense by $0.2 million to record the benefit of prior years state taxes.

In accordance with Topic No. 740, in certain circumstances where a reliable estimate cannot be made, Topic No. 740 recognizes that “the actual effective tax rate for the year-to-date may be the best estimate of the annual effective tax rate” and allows for its use in the current interim period, consistent with the methodology we used for the nine months ended October 31, 2009. The effective tax rate for the nine months ended October 31, 2009 was impacted by three discrete adjustments that increased tax expense by $3.6 million related to an adjustment of deferred tax asset and liabilities and the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Net Loss

Net loss amounted to $38.1 million for the nine months ended October 30, 2010 compared with a loss of $41.9 million for the nine months ended October 31, 2009.  The improvement in our net loss position of $3.8 million was primarily attributable to an increase in sales and improved gross margin, as well as fewer impairment charges partially offset by increased interest expense during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit.  Liquidity may be affected by the terms we are able to obtain from vendors and their factors.  Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season.  Our largest source of operating cash flows is cash collections from our customers.  In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and opening of new stores and remodeling of existing stores.  As of October 30, 2010, we had unused availability on our ABL Line of Credit of $559.9 million.

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

Beginning in Fiscal 2009 and, to a lesser extent, through the Transition Period and nine months ended October 30, 2010, there was significant deterioration in the global financial markets and economic environment, which we believe has negatively impacted consumer spending at many retailers, including us.  In response to this, we have taken, and continue to take, steps to increase opportunities to profitably drive sales, improve margins and continue to improve the efficiency of our operations.

As discussed throughout this Form 10-Q, we implemented certain initiatives in response to the difficult economic environment which included reducing our cost structure during Fiscal 2009, the Transition Period, and the nine month period ended October 30, 2010 through various initiatives.  A portion of these savings were reinvested in our operations and in enhancing our store experience.  We believe that we have appropriately managed our capital expenditures, allowing us to act on opportunities to grow our business.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

Despite the current trends in the retail environment and their negative impact on our comparative store sales, as well as the termination of our proposed financing transaction (as discussed in further detail in Note 19 to our Condensed Consolidated Financial Statements entitled “Subsequent Events”), we believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that we would be able to continue to offset the decline in our comparative store sales with continued savings initiatives in the event that the economy continues to decline.

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount.  Specifically, our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 5.25 to 1 at October 30, 2010, 5.00 to 1 at January 29, 2011; and 4.75 to 1 at April 30, 2011 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.

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

Adjusted EBITDA for the three months ended October 30, 2010 decreased $16.5 million, or 20.7%, to $63.2 million from $79.7 million during the three months ended October 31, 2009.  The decline in Adjusted EBITDA was primarily the result of a decline in our gross margin as a result of decreased sales and increased markdowns recorded during the three months ended October 30, 2010 compared with the three months ended October 31, 2009, as previously discussed above under the caption “Results of Operations.”

Adjusted EBITDA for the nine months ended October 30, 2010 increased $8.1 million, or 5.8%, to $149.3 million from $141.2 million during the nine months ended October 31, 2009.  The improvement in Adjusted EBITDA was primarily the result of an increase in our overall net sales.

The following table shows our calculation of Adjusted EBITDA for the three and nine months ended October 30, 2010 compared with the three and nine months ended October 31, 2009:

	(in thousands)
	Nine Months Ended		Three Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009

Reconciliation of Net (Loss) Income to Adjusted EBITDA:
Net (Loss) Income	$(38,061)	$(41,925)	$(2,795)	$7,511
Interest Expense	78,350	58,271	24,928	20,587
Income Tax (Benefit) Expense	(23,542)	(45,382)	(2,638)	5,951
Depreciation and Amortization	109,195	113,555	36,960	36,210
Impairment Charges – Long-Lived Assets	510	15,865	252	6,437
Impairment Charges – Tradenames	-	15,250	-	-
Interest Income	(297)	(202)	(105)	(63)
Non Cash Straight-Line Rent Expense (a)	8,363	3,455	3,639	1,195
Advisory Fees (b)	3,144	3,070	964	1,066
Stock Compensation Expense (c)	1,333	3,623	496	(621)
Sox Compliance (d)	-	112	-	-
Amortization of Purchased Lease Rights (e)	640	688	217	208
Severance (f)	-	2,048	-	1,134
CEO Transaction Costs (g)	-	2,147	-	-
Franchise Taxes (h)	898	1,319	300	334
Insurance Reserve (i)	432	4,894	574	(523)
Advertising Expense Related to Barter (j)	1,310	983	428	441
Loss on Disposal of Fixed Assets (k)	263	507	6	(32)
(Gain) Loss on Investments (l)	(240)	2,885	-	(106)
Change in Fiscal Year End Costs (m)	587	-	-	-
Litigation Reserve (n)	4,923	-	-	-
Transfer Tax (o)	1,536	-	-	-
Adjusted EBITDA	$149,344	$141,163	$63,226	$79,729

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$149,344	$141,163	$63,226	$79,729
Interest Expense	(78,350)	(58,271)	(24,928)	(20,587)
Changes in Operating Assets and Liabilities	200,657	25,208	(22,301)	40,296
Other Items, Net	29,445	27,025	11,056	(17,138)
Net Cash Provided by Operating Activities	$301,096	$135,125	$27,053	$82,300

Net Cash Used in Investing Activities	$(135,839)	$(69,716)	$(52,968)	$(17,699)

Net Cash Used in Financing Activities	$(136,284)	$(42,712)	$(1,408)	$(26,016)

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

Subsequent to filing our Form 10-Q for the quarter ended July 31, 2010, with approval from the administrative agents for the Term Loan and ABL Line of Credit, the Company changed the components comprising Adjusted EBITDA such that specific charges associated with the Company’s litigation reserve and its transfer tax liability are added back to consolidated net loss when calculating Adjusted EBITDA.  These changes resulted in approximately $6.5 million in Adjusted EBITDA for the nine month period ended October 30, 2010.  The Company believes that these add-backs provide a more accurate comparison to the comparative periods’ performance.

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

(l)
Represents the (gain)/loss on our investment in the Reserve Primary Fund (Fund), related to a recovery/decline in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(m)
Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the transition period ended January 30, 2010.  This change was approved by the administrative agents for the Term Loan and ABL Line of Credit.

(n)	Represents charges incurred in conjunction with a non-recurring litigation reserve as approved by the administrative agents for the Term Loan and ABL Line of Credit.
(o)	Represents one-time transfer taxes incurred with respect to certain leased properties as approved by the administrative agents for the Term Loan and the ABL Line of Credit.

Cash Flow for the Nine Months Ended October 30, 2010 Compared With the Nine Months Ended October 31, 2009

We generated $29.0 million of cash flow for the nine months ended October 30, 2010 compared with generating $22.7 million of cash flow during the nine months ended October 31, 2009.  Net cash provided by operating activities amounted to $301.1 million for the nine months ended October 30, 2010.  For the nine months ended October 31, 2009, net cash provided by operating activities amounted to $135.1 million.  The improvement in net cash provided by operating activities was primarily the result of changes in our working capital.  The biggest driver of the improvement relates to cash flow from changes in accounts payable.  Cash flow from the change in accounts payable for the nine months ended October 30, 2010 was $543.5 million compared with $189.1 million during the nine months ended October 31, 2009.  This was primarily related to our working capital management strategy at the end of the Transition Period pursuant to which we accelerated certain payments that typically would not have been made until the first quarter of Fiscal 2010.  In turn, this lowered our accounts payable balance at the end of the Transition Period.  Accounts payable as of October 30, 2010 and January 30, 2010 were $683.4 million and $139.8 million respectively.  The increase in accounts payable from January 30, 2010 to October 30, 2010, resulted in additional cash flow for the nine month period ended October 30, 2010 compared with the nine month period ended October 31, 2009.  This improvement in cash flow was partially offset by the seasonal increase in our inventory levels.  Typically, our inventory levels are at their lowest in January after the holiday selling season.  As October comes to an end, our inventory levels are substantially higher as we are preparing for the holiday selling season.  Inventory levels at October 30, 2010 were $892.2 million compared with $613.3 million at January 30, 2010.

The increase in cash provided by operating activities was partially offset by increases in net cash used in investing and financing activities.  Net cash used in investing activities increased from $69.7 million for the nine months ended October 31, 2009 to $135.8 million for the nine months ended October 30, 2010.  This increase was primarily the result of a $33.1 million increase in capital expenditures related to new stores opened, as well as a $32.4 million increase in restricted cash and cash equivalents due to the establishment of collateral for self-insurance in lieu of a letter of credit for certain insurance contracts.

     Cash used in financing activities increased $93.6 million during the nine months ended October 30, 2010 compared with the nine months ended October 31, 2009.  The primary driver of the increased use of cash in financing activities was related to repayments, net of borrowings, on our ABL Line of Credit.  Repayments, net of borrowings, on our ABL Line of Credit amounted to $121.2 million for the nine months ended October 30, 2010.  For the nine months ended October 31, 2009, net repayments were $30.0 million.  Repayments on the Term Loan for the nine months ended October 30, 2010 were $12.2 million compared with $8.1 million during the nine months ended October 31, 2009.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at October 30, 2010 was $160.7 million compared with $349.7 million at January 30, 2010.  The decrease in working capital was primarily the result of increased accounts payable as of October 30, 2010 compared with January 30, 2010.

Operational Growth

               During the nine months ended October 30, 2010, we opened 24 Burlington Coat Factory Warehouse Stores (BCF Stores) and closed seven BCF Stores, four of which were in locations within the same trading market as four of the new stores that were opened prior to Fiscal 2010, and two that were in locations within the same trading market as two of the new stores that we opened during the nine month period ended October 30, 2010.  As of October 30, 2010, we operated stores under the names "Burlington Coat Factory Warehouse" (442 stores), "MJM Designer Shoes" (14 stores), "Cohoes Fashions" (two stores), and "Super Baby Depot" (one store).  We estimate that we will spend between $110 and $120 million, net of approximately $34 million of landlord allowances, in capital expenditures during Fiscal 2010, including approximately $67 million, net of the previously mentioned landlord allowances for store expenditures, $39 million for information technology, and $11 million to support continued distribution facility enhancements and other initiatives.  For the nine months ended October 30, 2010, capital expenditures, net of landlord allowances, amounted to $87.6 million.

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

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances.  During the nine month periods ended October 30, 2010 and October 31, 2009, we paid dividends of $0.2 million and $3.1 million, respectively, which were for the repurchase of a portion of our stock from former employees under the terms of their respective separation agreements.

Long-Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to our $721 million ABL Line of Credit, $900 million Term Loan and $305 million Senior Notes due 2014.  As of October 30, 2010, we were in compliance with all of our debt covenants.  Significant changes in our debt structure consist of the following:

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

The facility carries an interest rate of LIBOR plus a spread which is determined by our annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on our actual usage of the line of credit, will be charged on the unused portion of the facility and will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

During the nine month period ended October 30, 2010, we made repayments of principal, net of borrowings, in the amount of $121.2 million.  As of October 30, 2010, no balance remained outstanding under the ABL Line of Credit and we had unused availability of $559.9 million.

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

As of October 30, 2010, we had $852.6 million outstanding under the Term Loan, which carried an interest rate of 2.5%.  Based on our available free cash flow as of January 30, 2010, we made a repayment of principal in the amount of $11.5 million.  This repayment, which was made during the nine months ended October 30, 2010, offsets the mandatory quarterly payments of $2.3 million through the second quarter of the fiscal year ending January 28, 2012 (Fiscal 2011) and $0.3 million of the mandatory quarterly payment for the third quarter of Fiscal 2011.

14.5% Senior Discount Notes

As part of our issuance of the 14.5% Senior Discount Notes, we are required to make a $13.4 million High Yield Discount Obligation payment by April 13, 2011.  The amount of the payment is included in the line item “Current Maturities of Long-Term Debt” on our Condensed Consolidated Balance Sheet as of October 30, 2010.

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

Contingencies and Contractual Obligations

Legal

We establish reserves relating to legal claims in connection with litigation to which we are party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $6.9 million, $11.6 million and $5.0 million as of October 30, 2010, January 30, 2010 and October 31, 2009, respectively.  We believe that potential liabilities in excess of those recorded will not have a material adverse effect on our Condensed Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Transition Report on Form 10-K/T, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of October 30, 2010, we had committed to two new lease agreements for locations at which stores are expected to be opened in Fiscal 2010.  The two new stores are expected to have minimum lease payments of $0.3 million, $1.6 million, $1.6 million, $1.6 million and $11.5 million during the remainder of the fiscal year ending January 29, 2011, and for the fiscal years ending January 28, 2012, February 2, 2013, February 1, 2014 and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $40.5 million and $54.2 million as of October 30, 2010 and October 31, 2009, respectively.  Among these arrangements were letters of credit in the amount of $30.4 million and $44.7 million at October 30, 2010 and October 31, 2009, respectively, guaranteeing performance under various insurance contracts and utility agreements.  We also had no outstanding letters of credit at October 30, 2010 and $1.2 million at October 31, 2009 guaranteeing our Industrial Revenue Bonds.  Finally, we had outstanding commercial letter of credit agreements in the amount of $10.1 million and $8.3 million at October 30, 2010 and October 31, 2009 respectively, for purchase commitments related to imported inventory.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statement of Operations
(All amounts in thousands)
(Unaudited)

	Recast For The Three Month Periods Ended				12 Months Ended

	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	January 30, 2010

REVENUES:
Net Sales	$830,043	$700,978	$872,374	$1,119,519	$3,522,914
Other Revenue	7,060	6,724	7,988	9,068	30,840
Total Revenue	837,103	707,702	880,362	1,128,587	3,553,754

COSTS AND EXPENSES:
Cost of Sales	554,211	424,249	523,465	679,782	2,181,707
Selling and Administrative Expenses	262,108	266,541	281,569	303,742	1,113,960
Restructuring and Separation Costs	5,023	81	1,190	1,158	7,452
Depreciation and Amortization	39,679	37,666	36,210	42,833	156,388
Interest Expense	20,918	16,766	20,587	26,152	84,423
Impairment Charges – Long-Lived Assets	9,386	42	6,437	40,276	56,141
Impairment Charges – Tradenames	15,250	-	-	-	15,250
Other Expense (Income), Net	2,921	(9,267)	(2,558)	(7,731)	(16,635)
Total Costs and Expenses	909,496	736,078	866,900	1,086,212	3,598,686

(Loss) Income Before Income Tax	(72,393)	(28,376)	13,462	42,375	(44,932)

(Benefit) Provision for Income Taxes	(35,477)	(15,856)	5,951	15,629	(29,753)

Net (Loss) Income	$(36,916)	$(12,520)	$7,511	$26,746	$(15,179)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Key Balance Sheet Items
(All amounts in thousands)
(Unaudited)

	As Reported	Recast
	October 30, 2010 (a)	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010

Cash and Cash Equivalents	$53,723	$61,787	$25,819	$64,404	$24,750
Merchandise Inventories	892,193	672,216	661,538	845,973	613,295
Accounts Payable	683,351	464,279	401,711	587,713	139,802
ABL Line of Credit	-	-	18,700	-	121,200
All Other Debt	1,278,694	1,301,270	1,299,219	1,292,161	1,292,153
Net Debt	1,224,971	1,239,483	1,292,100	1,227,757	1,388,603

(a) Represents key Balance Sheet items as of October 30, 2010 as reported.

Reconciliation of Net Income (Loss) to Adjusted EBITDA
Reconciliation of Adjusted EBITDA to Cash Flow Provided by Operating Activities
(All amounts in thousands)
(Unaudited)

	Recast for the Three Month Periods Ended				Recast for the Twelve Months Ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	January 30, 2010
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net (Loss) Income	$(36,916)	$(12,520)	$7,511	$26,746	$(15,179)
Interest Expense	20,918	16,766	20,587	26,152	84,423
Income Tax (Benefit) Expense	(35,477)	(15,856)	5,951	15,629	(29,753)
Depreciation and Amortization	39,679	37,666	36,210	42,833	156,388
Impairment Charges – Long-Lived Assets	9,386	42	6,437	40,276	56,141
Impairment Charges – Tradenames	15,250	-	-	-	15,250
Interest Income	(84)	(55)	(63)	(101)	(303)
Non Cash Straight-Line Rent Expense (a)	1,256	1,004	1,195	1,865	5,320
Advisory Fees (b)	983	1,021	1,066	1,128	4,198
Stock Compensation Expense (c)	3,006	1,238	(621)	768	4,391
Sox Compliance (d)	112	-	-	-	112
Amortization of Purchased Lease Rights (e)	252	228	208	208	896
Severance (f)	833	81	1,134	1,049	3,097
CEO Transition costs (g)	2,364	(217)	-	-	2,147
Franchise Taxes (h)	285	700	334	301	1,620
Insurance Reserve (i)	(1,518)	6,935	(523)	4,143	9,037
Advertising Expense Related to Barter (j)	398	144	441	1,292	2,275
Loss (Gain) on Disposal of Fixed Assets (k)	200	339	(32)	5,653	6,160
Loss (Gain) on Investments (l)	2,991	-	(106)	(3,744)	(859)
Change in Fiscal Year End Costs (m)	-	-	-	1,445	1,445
Adjusted EBITDA	$23,918	$37,516	$79,729	$165,643	$306,806

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	$23,918	$37,516	$79,729	$165,643	$306,806
Interest Expense	(20,918)	(16,766)	(20,587)	(26,152)	(84,423)
Changes in Operating Assets and Liabilities	27,870	(42,957)	40,296	(246,093)	(220,884)
Other Items, Net	46,666	(2,503)	(17,138)	(20,544)	6,481
Net Cash Provided by (Used in) Operating Activities	$77,536	$(24,710)	$82,300	$(127,146)	$7,980

Net Cash (Used in) Investing Activities	$(24,272)	$(27,745)	$(17,699)	$(19,749)	$(89,465)

Net Cash (Used in) Provided by Financing Activities	$(33,183)	$16,486	$(26,016)	$107,242	$64,529

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

At October 30, 2010, we had $426.1 million principal amount of fixed-rate debt, inclusive of capital leases, and $852.6 million of floating-rate debt.  Based on $852.6 million outstanding as floating rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $8.5 million per year, resulting in $8.5 million less in our pre-tax earnings.  This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods.  These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	(in thousands)
	Principal Outstanding at October 30, 2010	Additional Interest Expense Q4 2010	Additional Interest Expense Q1 2011	Additional Interest Expense Q2 2011	Additional Interest Expense Q3 2011
Term Loan	$852,550	$2,131	$2,131	$2,126	$2,121

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $40.3 million assuming constant current borrowing levels of $900.0 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million.  As of October 30, 2010, the borrowing rate related to our Term Loan was 2.5%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, October 30, 2010.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 30, 2010.

During the three months ended October 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 14, 2010