Form 10-K
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2011-04-14
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to  ________

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

As of April 14, 2011, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

Documents Incorporated By Reference

None

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.
INDEX TO REPORT ON FORM 10-K

FOR THE YEAR ENDED JANUARY 29, 2011

		PAGE
PART I.

Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	12
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	(Removed and Reserved)	13

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	114
Item 6.	Selected Financial Data	14
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	111
Item 9A.	Controls and Procedures	111
Item 9B.	Other Information	111

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	112
Item 11.	Executive Compensation	114
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	132
Item 13.	Certain Relationships and Related Transactions, and Director Independence	136
Item 14.	Principal Accounting Fees and Services	138

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	139

SIGNATURES		148
EXHIBIT INDEX		149

PART I

Item 1.  Business

Overview

Burlington Coat Factory Investments Holdings, Inc. (the Company or Holdings) owns Burlington Coat Factory Warehouse Corporation (BCFWC), which is a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, and as of January 29, 2011, we have expanded our store base to 460 stores in 44 states and Puerto Rico and diversified our product categories by offering an extensive selection of in-season better and moderate brands, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. We employ a hybrid business model, offering the low prices of off-price retailers as well as the branded merchandise and product diversity traditionally associated with department stores.  We acquire desirable, first-quality, branded merchandise primarily from nationally-recognized manufacturers. For the fiscal year ended January 29, 2011, we generated total revenue of $3,701.1 million, net sales of $3,669.6 million, net income of $31.0 million, and Adjusted EBITDA (as defined later in this Form 10-K) of $338.1 million.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Holdings and all its subsidiaries.  Holdings has no operations and its only asset is all of the stock of BCFWC. BCFWC was initially organized in 1972 as a New Jersey corporation.  In 1983, BCFWC was reincorporated in Delaware and currently exists as a Delaware corporation.  Holdings was organized in 2006 (and currently exists) as a Delaware corporation.  BCFWC became a wholly-owned subsidiary of Holdings in connection with our acquisition on April 13, 2006 by affiliates of Bain Capital in a take private transaction (Merger Transaction).    Holdings is a wholly-owned subsidiary of Burlington Coat Factory Holdings, Inc. (Parent).

Change in Fiscal Year End

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  This change commenced with the transition period beginning on May 31, 2009 and ending on January 30, 2010 (Transition Period).  This Form 10-K is an annual report for the fiscal year ended January 29, 2011 (Fiscal 2010).  The Company’s last three complete fiscal years prior to Fiscal 2010 ended on May 30, 2009 (Fiscal 2009), May 31, 2008 (Fiscal 2008), and June 2, 2007 (Fiscal 2007), and each of those years contained 52 weeks.

Debt Refinancing and Dividend

In the first quarter of Fiscal 2011, we completed the refinancing of our Term Loan, Senior Notes, and Senior Discount Notes.  As a result of these transactions, the Senior Notes and Senior Discount Notes, with carrying values at January 29, 2011 of $302.0 million and $99.3 million, respectively, have been repurchased.  In addition, BCFWC completed the sale of  $450 million aggregate principal amount of 10% Senior Notes due 2019  (the Notes) at an issue price of 100%.  Additionally, the Term Loan with a carrying value of $777.6 million as of January 29, 2011 has been replaced with a $1,000.0 million senior secured term loan facility (New Term Loan).  Borrowings on the ABL Line of Credit related to the transaction were $101.6 million.  As a result of these transactions, we incurred various fees and charges of approximately $73 million.  In connection with the offering of the Notes and the refinancing of the Term Loan facility, a cash dividend of approximately $300.0 million in the aggregate was paid to the equity holders of Parent on a pro rata basis.

The Stores

As of January 29, 2011, we operated 460 stores under the names: “Burlington Coat Factory Warehouse” (443 stores), “MJM Designer Shoes” (14 stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store). Our store base is geographically diversified with stores located in 44 states and Puerto Rico.  We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

Burlington Coat Factory Warehouse stores (BCF stores) offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, and family footwear, as well as baby furniture, accessories, home decor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. BCF’s broad selection provides a wide range of apparel, accessories and furnishing for all ages.  We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe BCF stores’ substantial selection of staple, destination products such as coats and products in our Baby Depot departments, as well as men’s and boys’ suits, attracts customers from beyond our local trade areas.  These products drive incremental store-traffic and differentiate us from our competitors.  Over 98% of our net sales are derived from our BCF stores.

We opened our first MJM Designer Shoe store in 2002.  MJM Designer Shoe stores offer an extensive collection of men’s, women’s and children’s moderate-to higher-priced designer and fashion shoes, sandals, boots and sneakers.  MJM Designer Shoe stores also carry accessories such as handbags, wallets, belts, socks, hosiery and novelty gifts.  MJM Designer Shoes stores provide a superior shoe shopping experience for the value conscious consumer by offering a broad selection of quality goods at discounted prices in stores with a convenient self-service layout.

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including items such as fragrances, and jewelry (Leased Departments).  During Fiscal 2010, our rental income from all such arrangements aggregated less than 1% of our total revenues.  We do not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties.

Store Expansion

Since 1972 when our first store was opened in Burlington, New Jersey, we have expanded to 443 BCF stores, two Cohoes Fashions stores, 14 MJM Designer Shoes stores, and one stand-alone Super Baby Depot store.

We believe the size of our typical BCF store represents a competitive advantage.  Most of our stores are approximately 80,000 square feet, occupying significantly more selling square footage than most off-price or specialty store competitors. Major landlords frequently seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base and because we can take on larger facilities than most of our competitors. In addition, we have built long-standing relationships with major shopping center developers.  As of January 29, 2011, we operated stores in 44 states and Puerto Rico, and we are exploring expansion opportunities both within our current market areas and in other regions.

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

Real Estate Strategy

As of January 29, 2011, we owned the land and/or buildings for 40 of our 460 stores. Generally, however, our policy has been to lease our stores, with average rents per square foot that are below the rents of our off-price competitors. Our large average store size (generally twice that of our off-price competitors), ability to attract foot traffic and our disciplined real estate strategy enable us to secure these lower rents. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

Our current lease model generally provides for a ten year initial term with a number of five year options thereafter.  Typically, our lease strategy includes landlord allowances for leasehold improvements and tenant fixtures.  We believe our lease model keeps us competitive with other retailers for desirable locations.

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 460 stores as of January 29, 2011.   Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores.  The table below shows our store openings and closings since the beginning of our fiscal year ended June 3, 2006.

Fiscal Years	2006	2007		2008	2009	35 weeks ended January 30, 2010	2010
Stores (Beginning of Period)	362	368		379	397	433	442
Stores Opened	12	19		20	37	9	25
Stores Closed	(6)	(8)		(2)	(1)	0	(7)

Stores (End of Period)	368	379	*	397	433	442	460

* Inclusive of three stores that closed because of hurricane damage, which reopened in 2007.

Distribution

    We have two primary distribution centers that ship approximately 84% of merchandise units to our stores.  The remaining 16% of merchandise units are drop shipped directly to our stores.  The two distribution centers, located in Edgewater Park, New Jersey and San Bernardino, California, occupy an aggregate of 1,088,000 square feet and each includes processing and storage capacity.  In addition to our two primary distribution facilities, we recently reopened our distribution facility in Burlington, New Jersey.  This 402,000 square foot facility is being used primarily for storage of product that has been purchased well in advance of the selling season.  The vast majority of product stored at this facility will be processed and shipped through our Edgewater Park, New Jersey facility.

We continue to work on several logistics initiatives to improve supply chain efficiencies and service levels.  We have implemented a new warehouse management system within our Edgewater Park, New Jersey and San Bernardino, California distribution centers. We believe that this new system will allow for further improvements in productivity by providing functionality not previously available.  Accordingly, both facilities can process all receipts in a more efficient manner, further reducing the amount of transportation miles required to service our stores.  We are also planning to make incremental investments during Fiscal 2011 that will allow these facilities to handle increased volume and provide value added services to our stores, such as breaking up units into smaller quantities to allow the right volumes to be placed in the right stores.  Additionally, we have implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers.

Location	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Edgewater Park, New Jersey	2004	648,000	Owned
San Bernardino, California	2006	440,000	Leased
Burlington, New Jersey	1987	402,000	Owned

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

Customer Service

We are committed to providing our customers with an enjoyable shopping experience and strive to make continuous efforts to improve customer service. In training our employees, our goal is to emphasize knowledgeable, friendly customer service and a sense of professional pride.  We offer our customers special services to enhance the convenience of their shopping experience, such as professional tailors, a baby gift registry, and layaways.

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

Employees

As of January 29, 2011, we employed 31,399 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of the apparel industry. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods.  As of January 29, 2011, employees at two of our stores were subject to collective bargaining agreements.

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

Merchandise Vendors

We purchase merchandise from many suppliers, each of which accounted for less than 3% of our net purchases during Fiscal 2010. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our comparative store sales and results of operations are affected by a variety of factors, including:

•	fashion trends;

•	calendar shifts of holiday or seasonal periods;

•	the effectiveness of our inventory management;

•	changes in our merchandise mix;

•	weather patterns, including, among other things, changes in year-over-year temperatures;

•	availability of suitable real estate locations at desirable prices and our ability to locate them;

•	our ability to effectively manage pricing and markdowns;

•	changes in general economic conditions and consumer spending patterns;

•	our ability to anticipate, understand and meet consumer trends and preferences;

•	actions of competitors; and

•	the attractiveness of our inventory and stores to customers.

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

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers to travel to our stores. In addition, natural disasters such as hurricanes, tornados and earthquakes, or a combination of these or other factors, could severely damage or destroy one or more of our stores or facilities located in the affected areas, thereby disrupting our business operations. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall or winter season or cool weather during the spring or summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. Historically, a majority of our net sales have occurred during the five-month period from September through January. Unseasonably warm weather during these months could adversely affect our business.

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

Our results may be adversely affected by fluctuations in energy prices.

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

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions.  In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.  Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations such as taxes, healthcare reform, and other areas.  The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., could lead to a decrease in spending by consumers.  In addition, natural disasters, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

The financial crisis which began in 2008, combined with already weakened economic conditions due to high energy costs, deterioration of the mortgage lending market and rising costs of food, led to a global recession affecting all industries and businesses.  The resultant loss of jobs and decrease in consumer spending has caused businesses to reduce spending and scale down their profit and performance projections.  More specifically, these conditions have led to unprecedented promotional activity among retailers.  In order to increase traffic and drive consumer spending in the current economic environment, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns.   If we are unable to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.  More recently, the unprecedented 2011 earthquake, tsunami and nuclear accident in Japan, combined with the outbreak of hostilities in the Middle East, could have the effect of slowing or curtailing the nascent recovery from the financial crisis.

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

Factors which affect overseas production could affect our suppliers and vendors and, in turn, our ability to obtain inventory and the price levels at which they may be obtained. Although such factors apply equally to our competitors, factors that cause an increase in merchandise costs or a decrease in supply could lead to generally lower sales and gross margins in the retail industry.

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

•	natural disasters and industrial accidents, which could have the effect of curtailing production and disrupting supplies;

•	the migration and development of manufacturers, which can affect where our products are or will be produced;

•	fluctuation in our suppliers’ local currency against the dollar, which may increase our cost of goods sold; and

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

During Fiscal 2010, central distribution services were extended to approximately 84% of our merchandise units through our distribution facilities.  Our two primary distribution centers are currently located in Edgewater Park, New Jersey and San Bernardino, California.  Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. If either of our current primary distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from suppliers via drop shipment, we would incur significantly higher costs and a reduced ability to control inventory levels during the time it takes for us to reopen or replace either of our primary distribution centers.

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

As of April 1, 2011, funds associated with Bain Capital owned approximately 97.9% of the common stock of Burlington Coat Factory Holdings, Inc. (Parent), with the remainder held by existing and former members of management. Additionally, management held options to purchase 8.7% of the outstanding shares of Parent’s common stock as of April 1, 2011.  Our controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and impact our ability to make payments on our outstanding notes. In addition, funds associated with Bain Capital have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many major decisions regarding our operations.

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

We are subject to numerous legal and accounting requirements.  New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future, including those related to the convergence of GAAP and IFRS.  For example, accounting regulatory authorities have indicated that they may begin to require lessees to capitalize operating leases in their financial statements in future periods.  If adopted, such a change would require us to record a significant amount of lease related assets and liabilities on our balance sheet and make other changes related to the recording and classification of lease related expenses on our statement of operations and cash flows.  Future changes to accounting rules or regulations and failure to comply with laws and regulations could adversely affect our operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could impact our business.

Risk Factors Related to Our Substantial Indebtedness

Our substantial indebtedness requires a significant amount of cash.  Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on our outstanding notes.

As of January 29, 2011, our total indebtedness was $1,372.3 million, including $302.0 million of 11.1% senior notes due 2014, $99.3 million of 14.5% senior discount notes due 2014, $777.6 million under our Senior Secured Term Loan Facility (Term Loan), and $168.6 million under the ABL Line of Credit.  Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to $81.6 million for the fiscal year ending January 28, 2012, inclusive of minimum interest payments related to the ABL Line of Credit. The ABL Line of Credit has no annual minimum principal payment requirement.

On February 24, 2011, we completed certain refinancing transactions, described in further detail in Item 7 of this report entitled “Management’s Discussion and Analysis of Financing Condition and Results of Operations”  and Note 23 to our Consolidated Financial Statements entitled “Subsequent Events.”  Following these transactions our total indebtedness was $1,610.4 million, including $1.0 billion under our new senior secured term loan facility, $450.0 million of 10% senior notes due 2019, and $101.6 million of additional borrowings under our ABL Line of Credit related specifically to the refinancing transaction.  Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to $87.6 million for the fiscal year ended January 28, 2012, inclusive of minimum interest payments related to the ABL Line of Credit.  The ABL Line of Credit has no annual minimum principal payment requirement.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is to some extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, including the notes, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carryout any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the credit agreements governing our senior secured credit facilities and the indenture governing the notes, may restrict us from affecting any of these alternatives.

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

Our failure to comply with the restrictive covenants described above, as well as others that may be contained in the indenture governing our senior notes and the credit agreements governing our senior secured credit facilities, could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are unable to refinance these borrowings or are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

As of January 29, 2011, we operated 460 stores in 44 states throughout the U.S. and Puerto Rico.  We own the land and/or building for 40 of our stores and lease the other 420 stores.  Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales.

We own five buildings in Burlington, New Jersey and approximately 47 acres of land on which we have constructed our corporate headquarters.  In addition, we own approximately 50 acres of undeveloped land in Florence, New Jersey.  We also own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and office facility of approximately 648,000 square feet. We lease an additional 440,000 square foot distribution facility in San Bernardino, California.  We lease approximately 35,000 square feet of office space in New York City.  Refer to Note 12 to the Company’s Consolidated Financial Statements entitled “Long-Term Debt.”

The following table identifies the years in which leases, existing at January 29, 2011, expire (exclusive of distribution and corporate leased location), showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available.  For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified.  Historically, we have been able to renew a large number of our expiring leases each year.

Fiscal Years Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2011-2012	13	43
2013-2014	13	100
2015-2016	5	91
2017-2018	5	63
2019-2020	3	50
Thereafter to 2038	14	22
Total	53	369

Item 3.  Legal Proceedings.

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009 and was amended and refiled on November 16, 2009 in the U.S. District Court for the Central District of California – Western Division.  The named plaintiff purports to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period.   The amended complaint asserts claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition.  The complaint seeks certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees.  On March 7, 2011, the United States District Court for the Central District of California – Western Division granted preliminary approval to a settlement agreement pursuant to which the Company will pay class members an immaterial amount in settlement of claims on a class basis.  The court rescheduled a hearing for final approval on June 27, 2011.

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

No established trading market currently exists for our common stock.  As of April 1, 2011, Parent was the only holder of record of our common stock and 97.9% of Parent’s common stock was held by various Bain Capital funds.  Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances.  Dividends equal to $0.3 million, $0.2 million, $3.0 million and $0.7 million were paid in accordance with our credit agreements during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively, to Parent in order to repurchase capital stock of the Parent.  Refer to Note 23 to the Company’s Consolidated Financial Statements entitled “Subsequent Events” for further discussions related to the $300.0 million dividend paid in the aggregate to the equity holders of Parent on a pro rata basis, in connection with our February 24, 2011 debt refinancing.

Item 6.	Selected Financial Data

The following table presents selected historical Consolidated Statements of Operations and Comprehensive Income (Loss), Balance Sheets and other data for the periods presented and should only be read in conjunction with our audited Consolidated Financial Statements (and the related notes thereto) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K.  The historical financial data for Fiscal 2010, the Transition Period, and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007, and the periods April 13, 2006 to June 3, 2006 and May 29, 2005 to April 12, 2006 have been derived from our historical audited Consolidated Financial Statements.

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

		(in millions)
	Predecessor	Successor
	Period from 5/29/05 to 4/12/06	Period from 4/13/06 to 6/3/06	Twelve Months Ended 6/2/07		Twelve Months Ended 5/31/08		Twelve Months Ended 5/30/09		Transition Period from 5/31/09 to 1/30/10		Twelve Months Ended 1/29/11
Revenues	$3,045.3	$425.2	$3,441.6		$3,424.0		$3,571.4		$2,479.3		$3,701.1

Net Income (Loss)	94.3	(27.2)	(47.2)	(2)	(49.0)	(2)	(191.6)	(2)	18.7	(2)	31.0	(2)

Total Comprehensive Income (Loss)	94.3	(27.2)	(47.2)		(49.0)		(191.6)		18.7		31.0

Balance Sheet Data	As of 4/12/06	As of 6/3/06	As of 6/2/07		As of 5/31/08		As of 5/30/09		As of 1/30/10		As of 1/29/11

Total Assets	(1)	$3,213.5	$3,036.5		$2,964.5		$2,533.4		$2,394.0		$2,458.0

Working Capital	(1)	219.3	280.6		284.4		312.3		349.7		386.2

Long-Term Debt	(1)	1,508.1	1,456.3		1,480.2		1,438.8		1,399.2		1,358.0

Pro Forma Long-Term Debt	N/A	N/A	N/A		N/A		N/A		N/A		1,724.2	(3)

Stockholder’s Equity	(1)	419.5	380.5		323.5		135.1		154.5		187.5

Notes:
	(1)	Information not required for interim period.
(2)
Net Income (Loss) during Fiscal 2007, Fiscal 2008, Fiscal 2009, the Transition Period, and Fiscal 2010 reflects impairment charges of $24.4 million, $25.3 million, $332.0 million, $46.8 million, and $2.1 million, respectively.  The impairment charges in Fiscal 2007, Fiscal 2008, the Transition period and Fiscal 2010 relate entirely to our long-lived assets while the impairment charge in Fiscal 2009 relate to both our tradenames and our long-lived assets (refer to Note 7 entitled “Intangible Assets” and Note 9 entitled “Impairment of Long-Lived Assets” to our Consolidated Financial Statements for further discussion regarding our impairment charges).

(3)
In the first quarter of Fiscal 2011, we completed the refinancing of our Term Loan, Senior Notes, and Senior Discount Notes.  As a result of these transactions, the Senior Notes and Senior Discount Notes, with carrying values at January 29, 2011 of $302.0 million and $99.3 million, respectively, have been repurchased.  In addition, BCFWC completed the sale of  $450 million aggregate principal amount of 10% Senior Notes due 2019  (the Notes) at an issue price of 100%.  Additionally, the Term Loan with a carrying value of $777.6 million as of January 29, 2011 has been replaced with a $1,000.0 million senior secured term loan facility (New Term Loan).  Borrowings on the ABL Line of Credit related to the transaction were $101.6 million.  As a result of these transactions, we incurred various fees and charges of approximately $73 million.  In connection with the offering of the Notes and the refinancing of the Term Loan facility, a cash dividend of approximately $300.0 million in the aggregate was paid to the equity holders of Parent on a pro rata basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For purposes of the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless indicated otherwise or the context requires, “we,” “us,” “our,” and “Company” refers to the operations of Burlington Coat Factory Warehouse Corporation and its consolidated subsidiaries, and the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries. With the exception of the 35 week period ended January 30, 2010, we maintain our records on the basis of a 52 or 53 week fiscal year ending on the Saturday closest to January 31. The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our Consolidated Financial Statements, including the notes thereto, appearing elsewhere herein.

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

Change in Fiscal Year

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  This change commenced with the transition period beginning on May 31, 2009 and ending on January 30, 2010 (Transition Period).  This Form 10-K is an annual report for the fiscal year ended January 29, 2011 (Fiscal 2010).  The Company’s last three complete fiscal years prior to Fiscal 2010 ended on May 30, 2009 (Fiscal 2009), May 31, 2008 (Fiscal 2008), and June 2, 2007 (Fiscal 2007), and each of those years contained 52 weeks.  Our Management’s Discussion and Analysis discusses Fiscal 2010 compared with the 52 weeks ended January 30, 2010 for comparative purposes because we believe that such comparative information is important to understand the results of our operations and cash flows.

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 460 stores in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We employ a hybrid business model which enables us to offer the low prices of off-price retailers and the branded merchandise and product diversity of department stores. We acquire desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers.

As of January 29, 2011, we operated 460 stores under the names “Burlington Coat Factory Warehouse” (443 stores), “MJM Designer Shoes” (14 stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store) in 44 states and Puerto Rico.  For Fiscal 2010, we generated total revenues of approximately $3,701.1 million.

Executive Summary

Overview of Fiscal 2010 Operating Results

We experienced an increase in net sales for Fiscal 2010 compared with the 52 weeks ended January 30, 2010.  Consolidated net sales increased $146.7 million, or 4.2%, to $3,669.6 million for Fiscal 2010 from $3,522.9 million for the 52 weeks ended January 30, 2010.  This increase was primarily attributable to an increase in net sales from new stores and previously opened stores in non comparative sales periods (non comparative stores) of $145.3 million.  Comparative store sales decreased 0.2% during the year.  We believe that the comparative store sales decrease was primarily due to warmer weather in September and October of 2010 as compared with the same period in the prior year (refer to section below entitled “Performance for the Fiscal Year (52 Weeks) Ended January 29, 2011 Compared With the 52 Weeks Ended January 30, 2010” for further explanation).

Gross margin as a percentage of net sales increased from 38.1% during the 52 weeks ended January 30, 2010 to 38.6% during Fiscal 2010.  The improvement in gross margin as a percentage of net sales was due to fewer markdowns during Fiscal 2010 compared with the 52 weeks ended January 30, 2010, decreased freight expense, as well as a slight improvement in inventory shrinkage expense during Fiscal 2010 compared with the 52 weeks ended January 30, 2010.

Selling and administrative expenses as a percentage of net sales improved slightly from 31.6% during the 52 weeks ended January 30, 2010 to 31.5% during Fiscal 2010.  Total selling and administrative expenses increased $42.6 million from $1,114.0 million during the 52 weeks ended January 30, 2010 to $1,156.6 million, during Fiscal 2010, which includes the opening of 18 net new stores during Fiscal 2010.  The increase in selling and administrative expenses during Fiscal 2010 was primarily due to increases in payroll and payroll related and occupancy expenses due to new stores opened during the year and stores that were opened in the prior year, but did not operate for a full 12 months.  The improvement in selling and administrative expenses as a percentage of net sales during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was due to our ongoing initiatives to reduce our cost structure.

We recorded net income of $31.0 million for Fiscal 2010 compared with a net loss of $15.2 million for the 52 weeks ended January 30, 2010.  The loss recorded during the 52 weeks ended January 30, 2010 was primarily the result of impairment charges recorded during the period.

Store Openings, Closings, and Relocations.

 During Fiscal 2010, we opened 25 new BCF stores and closed seven BCF stores.  Six of the closed stores were in locations within the same trading market as new stores that were opened in previous years.  As of January 29, 2011, we operated 460 stores under the names "Burlington Coat Factory Warehouse" (443 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (14 stores) and "Super Baby Depot" (one store).

We continue to pursue our growth plans and invest in capital projects that meet our required financial hurdles. During the fiscal year ending January 28, 2012 (Fiscal 2011), we plan to open between 18 and 23 new stores (exclusive of one relocation).

Ongoing Initiatives for Fiscal 2011

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

II.
Transition our Open to Buy Model and Improve Merchandising: Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, improves our receipt-to-reduction ratio and enables more flexibility for buying “wear-now” products.  From Fiscal 2006 to Fiscal 2009, the majority of our purchasing was pre-season with the balance in-season and opportunistic.  With our new model, we have moved towards purchasing less pre-season, with the majority in-season and opportunistically.  This enables us to determine and stock for trends with better consumer data as well as drive better terms with our suppliers.  By maximizing our in-season buys, we believe that we are able to take advantage of known trends and emerging businesses. We are also able to better focus on our core female customer by enhancing our merchandise content as well as keeping inventory fresh.

III.
Refining Our Store Experience Through the Eyes of the Customer:  We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We will continue to streamline processes to create opportunities for fast and effective customer interactions. Our mission is to have stores that reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments. Through proper staffing flexibility we provide sales floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

We plan to execute this initiative during Fiscal 2011 by:

a)
Continuing with our in-store customer satisfaction program that measures 13 different aspects of customer satisfaction.  Examples include: friendliness of associates, interior cleanliness and selection of merchandise.

b)
Continuing the implementation of a store refresh program with respect to stores that we have identified as having certain needs such as new flooring, painting, fitting room improvements and various other improvements.  We have completed store refreshes at 53 stores over the past two fiscal years and we expect to continue an aggressive refresh program going forward.

c)
Continuing the implementation of upgraded lighting retrofits in our stores which will make them more energy efficient and easier for customers to navigate.  We have completed upgraded lighting retrofits at 144 stores over the last two fiscal years and expect to continue an aggressive lighting retrofit program through Fiscal 2011.

IV.	Deliver Consistent Gross Margin: We continue to focus on having stable gross margin as a percentage of net sales.

We plan to execute this initiative during Fiscal 2011 by:

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

d)
Reducing our shrink as a percentage of net sales.  We have added additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without negatively impacting the store experience.  We expect improved results to occur over time, becoming apparent in Fiscal 2011.

V.	The Continued Reduction of Our Cost Structure:

a)
Reduce store payroll costs. We are planning to implement an automated workforce scheduling system in our stores which will be piloted in early 2011 and completed prior to the fourth quarter of Fiscal 2011.  This new system will provide numerous efficiencies including, but not limited to, better forecasting of volume and workload, and improved allocation of manpower to meet customer demand, and will support our store experience and service initiatives.  The majority of these efficiencies are expected to be fully recognized in Fiscal 2012.  We believe that these actions will allow us to operate our business more efficiently without sacrificing our ability to serve our customers.

b)
Supply chain efficiencies.  We continue to work on several logistics initiatives to improve supply chain efficiencies and service levels.  We have implemented a new warehouse management system within our Edgewater Park, New Jersey and San Bernardino, California distribution centers. We believe that this new system will allow for further improvements in productivity by providing functionality not previously available.  Accordingly, both facilities can process all receipts in a more efficient manner, further reducing the amount of transportation miles required to service our stores.  We are also planning to make incremental investments during Fiscal 2011 that will allow these facilities to handle increased volume and provide value added services to our stores, such as breaking up units into smaller quantities to allow the right volumes to be placed in the right stores.  Additionally, we have implemented a performance management program designed to drive productivity improvements within the four walls of our distribution centers.

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

General Economic Conditions.   Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations such as taxes, healthcare reform, and other areas. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., could lead to a decrease in spending by consumers.

The financial crisis which began in 2008, combined with already weakened economic conditions due to high energy costs, deterioration of the mortgage lending market and rising costs of food, has led to a global recession affecting all industries and businesses. The resultant loss of jobs and decrease in consumer spending has caused businesses to reduce spending and scale down their profit and performance projections. More specifically, these conditions have led to unprecedented promotional activity among retailers. In order to increase traffic and drive consumer spending during the current economic crisis, competitors, including department stores, mass merchants and specialty apparel stores, have been offering branded merchandise at substantial markdowns. If we are unable to continue to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.  For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and Item 1A, Risk Factors.

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

The U.S retail industry continues to face increased pressure on margins as commodity prices increase and the overall challenging retail conditions have led consumers to be more value conscious.  Despite a plentiful supply of goods in the market, which historically created downward pricing pressure for wholesale purchases, we expect to see rising costs.  Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically.  It also provides us the flexibility to shift purchases between suppliers and categories.  This enables us to obtain better terms with our suppliers, which we expect to help offset the expected rising costs of goods.

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

Key Performance Measures

We consider numerous factors in assessing our performance.  Key performance measures used by management include comparative store sales, gross margin and inventory levels, receipt-to-reduction ratio, liquidity and store payroll as a percentage of net sales.

Comparative Store Sales.  Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  The method of calculating comparative store sales varies across the retail industry.  As a result, our definition of comparative store sales may differ from other retailers.

We define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.   The table below depicts our comparative store sales during Fiscal 2010, the Transition Period, Fiscal 2009, and Fiscal 2008.

Comparative Store Sales
Fiscal 2010	(0.2)%
Transition Period	(4.8)%
Fiscal 2009	(2.5)%
Fiscal 2008	(5.1)%

Various factors affect comparative store sales, including, but not limited to, current economic conditions, weather conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.  While any and all of these factors can impact comparative store sales, we believe that the decrease in comparative store sales during Fiscal 2010 was primarily driven by weather conditions.  The decrease in comparative store sales during the Transition Period and Fiscal 2009 was primarily attributable to weakened consumer demand as a result of the overall challenging retail conditions.  The decrease in comparative store sales during Fiscal 2008 was due to a combination of unfavorable weather, weakened consumer demand, and temporarily low or out of stock issues in certain limited divisions.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales.  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Consolidated Statements of Operations and Comprehensive Income (Loss).  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  Gross margin as a percentage of net sales improved from 38.1% during the 52 weeks ended January 30, 2010 to 38.6% during Fiscal 2010.

Inventory Levels.   Inventory at January 29, 2011 increased $30.9 million to $644.2 million at January 29, 2011 from $613.3 million at January 30, 2010.  This increase was the result of 18 net new stores opened during Fiscal 2010.  Average store inventory at January 29, 2011 increased approximately 0.9% to $1.4 million per store compared with average store inventory at January 30, 2010.  Average inventory per comparative store decreased 1.9%.  This decrease in average inventory per comparative store was the result of our ongoing initiatives to enhance our supply chain efficiencies and our merchandise content.

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

Receipt-to-Reduction Ratio.   We are in the process of refining a more consistent merchandise flow based on a receipt-to-reduction ratio.  We are attempting to better match forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis.  We believe this will result in a more normalized receipt cadence to support sales and will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our annualized inventory turnover rate for Fiscal 2010 has increased from 2.7 turns per year at January 30, 2010 to 2.8 turns per year at January 29, 2011.  The inventory turnover calculation is based on a rolling 13 month average of inventory and the last 12 months sales.

Liquidity.  Liquidity measures our ability to generate cash.  Management measures liquidity through cash flow and working capital position.  Cash flow is the measure of cash generated from operating, financing, and investing activities.  We experienced an increase in cash flow of $22.4 million during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 primarily due to accelerated vendor payments of $237.7 million made in January 2011 compared with $274.8 million of accelerated vendor payments, made in January 2010, as part of our working capital management strategy.  Because the fiscal year had not yet changed at the time, there was no working capital management strategy employed at January 31, 2009.  The impact of the working capital management strategy resulted in a significant amount of cash outflows during the 52 weeks ended January 30, 2010 as the result of paying accounts payable in the normal course during the period and then accelerating payments at the end of the period that typically would not have been paid until after January 30, 2010.  The repeat of the working capital management strategy at the end of Fiscal 2010 which accelerated Fiscal 2011 payments into Fiscal 2010 did not have as great an impact on cash flow in Fiscal 2010 as it did in the prior fiscal year because there were fewer accounts payables paid during Fiscal 2010 due to the fact that the working capital management strategy employed during the 52 weeks ended January 31, 2009 had advanced payment of approximately the first two months of the accounts payable for Fiscal 2010.

Cash and cash equivalents increased $5.5 million from January 30, 2010 to $30.2 million at January 29, 2011 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).  The acceleration of payments which increased cash flow from operating activities during Fiscal 2010 as compared with the 52 weeks ended January 30, 2010 was almost entirely offset by increased uses of cash in investing and financing activities.  The increase in cash used in investing activities was primarily due to increased capital expenditures as a result of more store openings during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 as well as an increase in restricted cash and cash equivalents.  The increase in cash used in financing activities was primarily due to a payment made on our Term Loan during Fiscal 2010 and borrowings, net of repayments on our ABL Line of Credit.  During Fiscal 2010 and the 52 weeks ended January 30, 2010, we made net repayments on our Term Loan of $87.2 million and $8.1 million, respectively. Borrowings, net of repayments on our ABL Line of Credit were $47.4 million during Fiscal 2010 as compared with $91.2 million during the 52 weeks ended January 30, 2010.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at January 29, 2011 was $386.2 million compared with $349.7 million at January 30, 2010.  The increase in working capital from January 30, 2010 is primarily attributable to increased inventory and accounts receivable balances at January 29, 2011, as a result of new stores opened during the period.

Store Payroll as a Percentage of Net Sales.   Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales.  The method of calculating store payroll varies across the retail industry.  As a result, our store payroll as a percentage of net sales may differ from other retailers.  We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees.  Store payroll as a percentage of net sales was 10.3% and 10.4% during Fiscal 2010 and the 52 week period ended January 30, 2010, respectively.

Results of Operations – Fiscal 2010 and the Transition Period

The following tables set forth certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss) in both actual dollars and as a percentage of net sales for Fiscal 2010, the comparable 52 week period ended January 30, 2010, the Transition Period and the comparable 35 week period ended January 31, 2009 used in connection with the subsequent discussion.  Financial information for Fiscal 2010 and the Transition Period were derived from audited financial statements.  Financial information for the 52 week period ended January 30, 2010 and the 35 week period ended January 31, 2009, were derived from unaudited financial statements.

	(in thousands)
	52 Weeks Ended		35 Weeks Ended
	January 29, 2011	January 30, 2010 (Unaudited)	January 30, 2010	January 31, 2009 (Unaudited)
REVENUES:
Net Sales	$3,669,602	$3,522,914	$2,457,567	$2,476,635
Other Revenue	31,487	30,840	21,730	20,277
Total Revenue	3,701,089	3,553,754	2,479,297	2,496,912

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	2,252,346	2,181,707	1,492,349	1,510,409
Selling and Administrative Expenses	1,156,613	1,113,960	759,774	761,062
Restructuring and Separation Costs	2,200	7,452	2,429	1,929
Depreciation and Amortization	146,759	156,388	103,605	106,823
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	99,309	84,423	59,476	74,263
Impairment Charges – Long-Lived Assets	2,080	56,141	46,776	28,134
Impairment Charges – Tradenames	-	15,250	-	279,300
Other Income, Net	(11,346)	(16,635)	(15,335)	(4,698)
Total Costs and Expenses	3,647,961	3,598,686	2,449,074	2,757,222

Income (Loss) Before Income Tax Expense (Benefit)	53,128	(44,932)	30,223	(260,310)
Income Tax Expense (Benefit)	22,130	(29,753)	11,570	(104,667)

Net Income (Loss)	30,998	(15,179)	18,653	(155,643)

Total Comprehensive Income (Loss)	$30,998	$(15,179)	$18,653	$(155,643)

	52 Weeks Ended		35 Weeks Ended
	January 29, 2011	January 30, 2010 (Unaudited)	January 30, 2010	January 31, 2009 (Unaudited)
Statement of Operations Data:
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.9	0.9	0.9	0.8
Total Revenue	100.9	100.9	100.9	100.8

Cost of Sales (Exclusive of Depreciation and Amortization, As Shown Below)	61.4	61.9	60.7	61.0
Selling and Administrative Expenses	31.5	31.6	30.9	30.7
Restructuring and Separation Costs	0.1	0.2	0.1	0.1
Depreciation and Amortization	4.0	4.4	4.2	4.3
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	2.7	2.4	2.4	3.0
Impairment Charges – Long Lived Assets	0.1	1.6	1.9	1.1
Impairment Charges - Trademark	0.0	0.4	0.0	11.3
Other Income, Net	(0.3)	(0.5)	(0.6)	(0.2)
Total Expense	99.5	102.0	99.6	111.3

Income (Loss) Before Income Tax Expense (Benefit)	1.4	(1.1)	1.3	(10.5)
Income Tax Expense (Benefit)	0.6	(0.8)	0.5	4.2

Net Income (Loss)	0.8%	(0.3)%	0.8%	(6.3)%

Performance for the Fiscal Year (52 weeks) Ended January 29, 2011 Compared with the 52 weeks Ended January 30, 2010

Net Sales

We experienced an increase in net sales for Fiscal 2010 compared with the 52 weeks ended January 30, 2010.  Consolidated net sales increased $146.7 million, or 4.2%, to $3,669.6 million for Fiscal 2010 from $3,522.9 million for the 52 weeks ended January 30, 2010.  This increase was primarily attributable to:

•	an increase in net sales of $145.3 million related to 25 new stores opened during Fiscal 2010,
•	an increase in net sales of $29.0 million for our non comparative stores, and
•	an increase in other sales of $3.0 million, partially offset by
•	a decrease in net sales of $24.3 million from seven stores closed since January 31, 2010 and
•	a comparative store sales decrease of $6.3 million, or 0.2%, to $3,460.1 million.

We believe the comparative store sales decrease was primarily due to warmer weather in September and October of 2010 as compared with the same period in the prior year.

Other Revenue

Other revenue (consisting of rental income from Leased Departments, subleased rental income, layaway, alterations, other service charges, and miscellaneous revenue items) increased $0.7 million to $31.5 million for Fiscal 2010 compared with $30.8 million for the 52 weeks ended January 30, 2010.  This increase was primarily related to an increase in layaway fees of $1.4 million, partially offset by a $0.8 million decrease in rental income.

Cost of Sales

     Cost of sales increased $70.6 million, or 3.2%, for Fiscal 2010 compared with the 52 weeks ended January 30, 2010.  Cost of sales as a percentage of net sales improved to 61.4% during Fiscal 2010 compared with 61.9% during the 52 weeks ended January 30, 2010.  The dollar increase of $70.6 million in cost of sales between Fiscal 2010 and the 52 weeks ended January 30, 2010 was primarily related to the increase in our net sales during the same periods.

During Fiscal 2010 as compared with the 52 weeks ended January 30, 2010, we experienced an increase in gross margin as a percent of net sales to 38.6% from 38.1%.  The improvement in our gross margin as a percent of net sales was primarily the result of fewer markdowns, decreased freight expense incurred during Fiscal 2010 as compared with the 52 weeks ended January 30, 2010, and a slight improvement in shrink expense.

Selling and Administrative Expenses

Selling and administrative expenses increased $42.6 million, or 3.8% to $1,156.6 million for Fiscal 2010 from $1,114.0 million for the 52 weeks ended January 30, 2010.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	52 Weeks Ended
	January 29, 2011	January 30, 2010	$ Variance	% Change
Payroll and Payroll Related	$524,120	$497,234	$26,886	5.4%
Occupancy	373,166	362,103	11,063	3.1
Benefit Costs	15,326	9,927	5,399	54.4
Advertising	70,422	67,283	3,139	4.7
Other	141,430	139,012	2,418	1.7
Business Insurance	32,149	38,401	(6,252)	(16.3)
Selling & Administrative Expenses	$1,156,613	$1,113,960	$42,653	3.8%

The increase in selling and administrative expense during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was primarily caused by increases in payroll and payroll related costs and occupancy costs.  The increase in payroll and payroll related costs of approximately $26.9 million was primarily related to the addition of 18 net new stores as well as stores that opened during the 52 weeks ended January 30, 2010 that did not operate for a full 52 weeks.  Amounts related to these stores resulted in an increase in payroll and payroll related expenses of $23.3 million.  Also contributing to the increase in payroll and payroll related costs was an increase in bonus expense of $6.1 million and an increase in state unemployment tax expense of $4.1 million.  As we exceeded our bonus target for the June 2009 through May 2010 bonus period, our bonus expense increased and was recognized during the final quarter of the bonus year, which coincided with the first and second quarters of Fiscal 2010.  Additionally, we had an increase in recruiting bonuses as we continued to enhance the talent of our organization during Fiscal 2010.  The increase in state unemployment tax was due to rate increases in many of the states where we conduct business.

These increases were partially offset by a decrease in Fiscal 2010 of $4.2 million in payroll and payroll tax expense related to stores that were opened for the full 52 week periods ended January 29, 2011 and January 30, 2010 and a decrease in vacation expense of $2.2 million.  The decrease in payroll and payroll tax expense related to stores that were opened for the full 52 week periods ended January 29, 2011 and January 30, 2010 was due to our ongoing initiative to reduce store payroll costs.

The increase in occupancy related costs of $11.1 million in Fiscal 2010 as compared with the 52 weeks ended January 30, 2010 was primarily related to new store openings during Fiscal 2010.   New BCF stores opened during Fiscal 2010 accounted for $16.3 million of the total increase.  These increases were partially offset by a decrease in utilities expense of $3.3 million as a result of our ongoing initiative to reduce costs as well as a $1.2 million decrease in real estate taxes.

The increase in benefit costs of $5.4 million during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was primarily the result of increased 401(k) Plan Match expense of $6.2 million and increased employee moving expenses of $2.4 million, partially offset by decreased health insurance claims of $3.3 million.  The increase in 401(k) Plan expense during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was due to our ability to utilize less money recovered through forfeitures during Fiscal 2010 to fund some, or all, of our matching contribution obligation as compared with the 52 weeks ended January 30, 2010.  A “forfeiture” is the portion of our contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such contribution.  Based on the forfeitures available to us, we were not required to record any 401(k) Plan expense during the 52 weeks ended January 30, 2010.

The increase in advertising expense of $3.1 million during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was primarily related to shifts in the media used for marketing communications and an increase in the number of grand opening advertisements.  During the 52 weeks ended January 30, 2010 we opened 15 new BCF stores.  During Fiscal 2010, we incurred an additional $3.1 million in marketing and advertising expense primarily related to the opening of 25 new BCF stores.

The increase in other selling and administrative expenses of $2.4 million during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was primarily due to an increase in credit card fees of $3.9 million, a $3.4 million increase in temporary help, a $3.0 million increase related to fees incurred as part of our initial unsuccessful debt refinancing in the Fall of 2010, and a $1.5 million charge to miscellaneous taxes, partially offset by a $6.1 million decrease in our legal expense related to legal costs incurred in the prior year that did not repeat in the current year and $3.5 million in expense savings related to costs incurred with respect to our change in year end during the 52 weeks ended January 30, 2010 that did not repeat during Fiscal 2010.

The decrease in business insurance of $6.3 million in Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was the result of increased claims experienced during the prior period.  During the 52 weeks ended January 30, 2010, we experienced an increase in the cost of workers’ compensation claims and an increase in the number of general liability claims, each of which we believe was a result of the economic environment.  This trend has slowed during Fiscal 2010 and we have returned to a more historical level of claims experience.

Restructuring and Separation Costs

In an effort to better align our resources with our business objectives, in Fiscal 2009, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance. In light of the then challenging economic and retail sales environments, we accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  Our restructuring and separation efforts commenced in the third quarter of Fiscal 2009 and continued through the Transition Period and Fiscal 2010.  We incurred $2.2 million and $7.5 million in restructuring and separation costs during Fiscal 2010 and the 52 week period ended January 30, 2010, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $146.8 million for Fiscal 2010 compared with $156.4 million for the 52 weeks ended January 30, 2010. The decrease in depreciation and amortization expense was primarily related to various assets that were recorded pursuant to purchase accounting in conjunction with the Merger Transaction.  These assets became fully depreciated during the 12 months ended January 30, 2010, which resulted in less depreciation expense during Fiscal 2010.

Interest Expense

Interest expense was $99.3 million and $84.4 million during Fiscal 2010 and the 52 week periods ended January 30, 2010, respectively.  The increase in interest expense was primarily driven by increased expense related to our interest rate cap agreements, other interest expense and our commitment fees.  Adjustments of the interest rate cap agreements to fair value resulted in a loss of $5.5 million during Fiscal 2010 compared with a gain of $5.4 million for the 52 week period ended January 30, 2010, respectively.  These charges resulted in a year over year increase in non-cash interest expense of $10.9 million, which was recorded through the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Our interest rate cap agreements are discussed in more detail in Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 10 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”

Other interest expense increased $2.8 million during Fiscal 2010 as compared with the 52 week period ended January 30, 2010 which was primarily driven by interest incurred as part of a legal settlement.  The increase in commitment fees of $2.5 million was primarily related to a higher commitment fee charged on our ABL Line of Credit combined with a lower average outstanding balance on the ABL Line of Credit during Fiscal 2010 as compared with the 52 weeks ended January 30, 2010.

These increases were partially offset by lower average interest rates on our Term Loan and ABL Line of Credit and a lower average balance on our Term Loan and our ABL Line of Credit as follows:

	52 weeks Ended
	January 29, 2011	January 30, 2010
Average Interest Rate – ABL Line of Credit	2.7%	3.0%

Average Interest Rate – Term Loan	2.6%	2.7%

Average Balance – ABL Line of Credit	$10.5 Million	$27.2 Million

Average Balance – Term Loan	$854.8 Million	$868.9 Million

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $2.1 million and $56.1 million during Fiscal 2010 and the 52 week period ended January 30, 2010, respectively.  The decrease in impairment charges was primarily related to the stabilization of our operating stores’ performance year over year.  During Fiscal 2010, we recorded impairments related to nine stores as a result of the decline in the operating performance of those stores (refer to Note 9 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during Fiscal 2010.  Impairment charges related to our tradenames during the 52 weeks ended January 30, 2010 amounted to $15.3 million.  In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic 350), we perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May.

In connection with the preparation of our Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009 (relating to the three months ended February 28, 2009) as well as our Fiscal 2009 financial statements (relating to the year ended May 30, 2009), we concluded that it was appropriate to test our goodwill and indefinite-lived intangible assets for recoverability in light of the following factors:

•	Significant declines in the U.S. and international financial markets and the resulting impact of such events on then anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting our sales trends as evidenced by the decreases in comparative store sales that we were experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter of Fiscal 2009 which were significant to our financial results for the year;

•	Declines in market valuation multiples of peer group companies used in the estimate of our business enterprise value; and

•
Our expectation that comparative store sales trends during Fiscal 2009 would continue for an extended period.  As a result, we developed a more moderate store opening plan which reduced our future projections of revenue and operating results offset by initiatives (which have since been implemented) to reduce our cost structure.

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

During the 52 weeks ended January 30, 2010, we recorded an impairment charge related to our tradenames in the amount of $15.3 million.  Of this amount, $9.0 million was attributable to lower revenues and profitability projections associated with our tradenames in the near term and lower estimated market royalty rate expectations in light of the then current general economic conditions compared with the analysis we performed during Fiscal 2008.  Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.  A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believe our estimates were appropriate based upon the then current market conditions.

The remaining $6.3 million of the $15.3 million impairment was related to our acquisition of certain tradename rights during the 52 weeks ended January 30, 2010.  During that period, we purchased $6.3 million of tradename rights based on our belief that these tradename rights would ultimately provide us with substantial marketing benefits.  Historically, we were restricted in our advertising campaigns such that we could only refer to ourselves as Burlington Coat Factory and were required to note that we were not affiliated with Burlington Industries.  The purchase of these tradename rights allows us to shorten our name as appropriate based on the current marketing campaign and eliminates the requirement to note that we are not affiliated with Burlington Industries.  Based on our tradenames impairment assessment, we could not support an increase in the asset value of our tradenames related to this acquisition on our Consolidated Balance Sheets.  As a result, we immediately impaired the acquired asset.

In accordance with Topic 350, there were no triggering events that required us to test goodwill for impairment during Fiscal 2010.   We believe our estimates were appropriate based upon current market conditions.  However, future impairment charges could be required if we do not achieve our current cash flow, revenue and profitability projections or our weighted average cost of capital increases or market valuation multiple associated with peer group companies decline.

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $5.3 million to $11.3 million during Fiscal 2010 compared with the 52 week period ended January 30, 2010.

The decrease in other income during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was primarily related to the following:

•	A decrease in miscellaneous income of $4.9 million primarily related to a gain on a legal settlement in our favor during the 52 weeks ended January 30, 2010,
•	a decrease in breakage income of $3.3 million (refer to Note 11 to our Consolidated Financial Statements entitled “Store Value Cards” for further discussion),
•	a decrease of $1.5 million related to insurance recoveries, and
•
a decrease in our gain on investment of $0.6 million related to higher recoveries of previously written off investments during the 52 weeks ended January 30, 2010 compared with Fiscal 2010, partially offset by;

•
a $4.4 million increase related to a loss on the disposal of various fixed assets primarily related to our conversion to a new warehouse management system in Edgewater Park, New Jersey during the 52 weeks ended January 30, 2010, and

•	a $0.6 million increase in income received from vending machines and recycling.

Income Tax Expense

Income tax expense was $22.1 million for the 52 week period ended January 29, 2011 compared with an income tax benefit of $29.8 million for the 52 weeks ended January 30, 2010.   The effective tax rates were 41.7% and 66.2%, respectively, for Fiscal 2010 and the 52 week period ended January 30, 2010.   The decrease in the effective tax rate was primarily due to the fact that the 52 weeks ended January 30, 2010 had a pre-tax loss with a reduction in the valuation allowance for state net operating losses and reduced state blended tax rates, which had the effect of creating an income tax benefit for this period ended January 30, 2010.  Due to the pre-tax loss, the tax benefits created by the reduction in the valuation allowance for state net operating losses and reduced state blended tax rates have the effect of increasing the effective tax rate (refer to Note 17 to our Consolidated Financial Statements entitled "Income Taxes" for further information).

Net Income

Net income amounted to $31.0 million for Fiscal 2010 compared with a net loss of $15.2 during the 52 weeks ended January 30, 2010.  The increase in our operating results of $46.2 million was primarily attributable to fewer impairments.

Performance for the Fiscal Year (52 Weeks) Ended January 29, 2011 Compared with the Transition Period (35 Weeks) Ended January 30, 2010

Net Sales

We experienced an increase in net sales for Fiscal 2010 compared with the Transition Period.  Consolidated net sales increased $1,212.0 million, or 49.3%, to $3,669.6 million for Fiscal 2010 from $2,457.6 million for the Transition Period.  Comparative store sales during Fiscal 2010 decreased 0.2% compared with a decrease of 4.8% during the Transition Period.  The overall increase in net sales during Fiscal 2010 as compared with the Transition Period is primarily driven by the additional 17 weeks of sales during Fiscal 2010.  During that period, we generated $1,134.8 million of net sales.

Other Revenue

Other revenue (consisting of rental income from Leased Departments, subleased rental income, layaway, alterations, other service charges, and miscellaneous revenue items) increased $9.8 million to $31.5 million for Fiscal 2010 compared with $21.7 million for the Transition Period.  This increase was primarily due to the additional 17 weeks included in Fiscal 2010 compared with the Transition Period.  Other revenue generated during the additional 17 weeks of Fiscal 2010 amounted to $9.5 million.  As a percentage of net sales, other revenue remained in line with the prior year at 0.9%.

Cost of Sales

Cost of sales increased $760.0 million, or 50.9% during Fiscal 2010 compared with the Transition Period.  Cost of sales as a percentage of net sales increased to 61.4% during Fiscal 2010 compared with 60.7% during the Transition Period.  The dollar increase of $760.0 million in cost of sales during Fiscal 2010 compared with the Transition Period was primarily related to the additional 17 weeks included in Fiscal 2010 compared with the Transition Period which resulted in $701.1 million of additional cost of sales during Fiscal 2010.  During Fiscal 2010 as compared with the Transition Period, gross margin as a percent of net sales declined to 38.6% from 39.3%, respectively, reflecting the seasonality of the Transition Period.

Selling and Administrative Expenses

Selling and administrative expenses increased $396.8 million, or 52.2%, to $1,156.6 million for Fiscal 2010 from $759.8 million for the Transition Period.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	52 Weeks Ended	35 Weeks Ended
	January 29, 2011	January 30, 2010	$ Variance	% Change
Payroll and Payroll Related	$524,120	$337,057	$187,063	55.5%
Occupancy	373,166	246,082	127,084	51.6
Other	141,430	95,248	46,182	48.5
Advertising	70,422	49,378	21,044	42.6
Business Insurance	32,149	22,955	9,194	40.1
Benefit Costs	15,326	9,054	6,272	69.3
Selling & Administrative Expenses	$1,156,613	$759,774	$396,839	52.2%

The increase in selling and administrative expense during Fiscal 2010 compared with the Transition Period was primarily caused by the additional 17 weeks included Fiscal 2010 compared with the Transition Period as well as the addition of 18 net new stores during Fiscal 2010.  During the 17 week period, the Company incurred selling and administrative expenses of $363.4 million and new stores opened in Fiscal 2010 contributed $43.6 million to the increase in selling and administrative expenses.

As a percentage of net sales, selling and administrative expenses increased to 31.5% for Fiscal 2010 from 30.9% for the Transition Period.

Restructuring and Separation Costs

In an effort to better align our resources with our business objectives, in Fiscal 2009, we reviewed all areas of the business to identify efficiency opportunities to enhance our performance.  In light of the challenging economic and retail sales environments, we accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  Our restructuring and separation efforts commenced in the third quarter of Fiscal 2009, and continued through the Transition Period and Fiscal 2010.  We incurred $2.2 million and $2.4 million in restructuring and separation costs during Fiscal 2010 and the Transition Period, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $146.8 million during Fiscal 2010 compared with $103.6 during the Transition Period.  The increase in depreciation and amortization expense was primarily the result of the additional 17 weeks included in Fiscal 2010 compared with the Transition Period which amounted to additional depreciation and amortization expense of $48.4 million.

As a percentage of net sales, depreciation and amortization decreased to 4.0% during Fiscal 2010 from 4.2% during the Transition Period.

Interest Expense

Interest expense was $99.3 million and $59.5 million during Fiscal 2010 and the Transition Period, respectively.  The $39.8 million increase in interest expense was primarily the result of the additional 17 weeks included in Fiscal 2010 compared with the Transition Period which amounted to an additional $34.3 million in interest expense.  In addition to the additional 17 weeks, interest expense increased further due to increased expense related to our interest rate cap agreements, other interest expense, and our commitment fees.  Adjustments of the interest rate cap agreements to fair value resulted in a loss of $5.5 million during Fiscal 2010 compared with a gain of $0.5 million during the Transition Period, respectively.  These charges resulted in a period over period increase in non-cash interest expense of $6.0 million, which was recorded through the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  Our interest rate cap agreements are discussed in more detail in Item 7A, Quantitative and Qualitative Disclosure About market Risk and Note 10 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”

Other interest expense increased $2.8 million during Fiscal 2010 as compared with the Transition Period, which was primarily driven by interest incurred as part of a legal settlement.  The increase in commitment fees of $3.0 million was primarily related to a higher commitment fee charged to our new ABL Line of Credit combined with a lower average outstanding balance on the ABL Line of Credit during Fiscal 2010 as compared with the Transition Period.

These increases were partially offset by a lower average balance on our Term Loan and our ABL Line of Credit as follows:

	52 Weeks Ended	35 Weeks Ended
	January 29, 2011	January 30, 2010
Average Interest Rate – ABL Line of Credit	2.7%	2.7%

Average Interest Rate – Term Loan	2.6%	2.6%

Average Balance – ABL Line of Credit	$10.5 Million	$31.5 Million

Average Balance – Term Loan	$854.8 Million	$867.0 Million

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $2.1 million and $46.8 million for Fiscal 2010 and the Transition Period, respectively.  The decrease in impairment charges during Fiscal 2010 as compared with the Transition Period is primarily related to the stabilization of the operating stores’ performance during Fiscal 2010 as compared with the Transition Period (refer to Note 9 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during Fiscal 2010 and the Transition Period.   In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic 350), we perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May.  In accordance with Topic 350, there were no triggering events that required us to test goodwill for impairment during Fiscal 2010 or the Transition Period.

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $4.0 million to $11.3 million during Fiscal 2010 compared with the Transition Period.  The decrease in other income during Fiscal 2010 compared with the Transition Period was primarily related to a $4.1 million decrease in the loss on the sale of fixed assets from January 30, 2010 as compared with January 29, 2011.

Income Tax Expense

Income tax expense was $22.1 million during Fiscal 2010 compared with income tax expense of $11.6 million during the Transition Period.   The effective tax rates were 41.7% and 38.3%, respectively, during Fiscal 2010 and the Transition Period.   The increase in the effective tax rate was primarily due to a reduction in the valuation allowance for state net operating losses and an increase in the state tax prior year adjustment, which had the effect of increasing our income tax expense (refer to Note 17 to our Consolidated Financial Statements entitled "Income Taxes" for further information).

Net Income

Net income amounted to $31.0 million during Fiscal 2010 compared with a net income of $18.7 million during the Transition Period.  The increase in our operating results of $12.3 million was primarily attributable to fewer impairments.

 Performance for the Transition Period (35 Weeks) Ended January 30, 2010 Compared with the 35 Weeks Ended January 31, 2009

Net Sales

We experienced a decrease in net sales for the Transition Period compared with the 35 weeks ended January 31, 2009.  Consolidated net sales decreased $19.0 million, or 0.8%, to $2,457.6 million during the Transition Period from $2,476.6 million during the 35 weeks ended January 31, 2009.  This decrease was primarily attributable to:

•	a comparative store sales decrease of $114.2 million, or 4.8%, to $2,263.2 million,
•	a decrease in barter sales of $10.8 million, and
•	a decrease in net sales of $2.5 million from stores closed since the comparable period in Fiscal 2009, partially offset by
•	an increase in net sales of $63.2 million for stores previously opened that were not included in our comparative store sales,
•	an increase in net sales of $34.1 million related to nine new stores opened during the Transition Period, and
•	an increase in layaway and other sales of $10.8 million.

We believe the comparative store sales decrease was due to weather conditions and weakened consumer demand.  November of 2009 was the warmest November in the prior eight years.  The weakened consumer demand was a result of the contraction of credit available to consumers and the overall challenging retail conditions.

Other Revenue

Other revenue (consisting of rental income from Leased Departments, subleased rental income, layaway, alterations, other service charges, and miscellaneous revenue items) increased $1.4 million to $21.7 million during the Transition Period compared with $20.3 million for the 35 weeks ended January 31, 2009.  This increase was primarily related to an increase in layaway fees of $1.8 million.

Cost of Sales

Cost of sales decreased $18.1 million or 1.2% during the Transition Period compared with the 35 weeks ended January 31, 2009.  Cost of sales as a percentage of net sales decreased to 60.7% during the Transition Period compared with 61.0% during the 35 weeks ended January 31, 2009.  The dollar decrease of $18.1 million in cost of sales between the Transition Period and the 35 weeks ended January 31, 2009 was primarily related to the decrease in our net sales during the same periods.

During the Transition Period, as compared with the 35 weeks ended January 31, 2009, we experienced an increase in gross margin as a percent of net sales from 39.0% to 39.3%.  The improvement in our gross margin as a percent of net sales was primarily the result of fewer markdowns during the Transition Period as compared with the 35 weeks ended January 31, 2009.  Markdowns improved 0.7% as a percentage of net sales as a result of our ongoing initiative to increase the amount of current inventory as a percent of our total inventory, ultimately leading to fewer markdowns.  The improvement in markdowns was almost entirely offset by increased shrink of 0.6% as a percentage of net sales during the Transition Period as compared with the 35 weeks ended January 31, 2009.

Selling and Administrative Expenses

Selling and administrative expenses decreased $1.3 million, or 0.2%, to $759.8 million for the Transition Period from $761.1 million for the 35 weeks ended January 31, 2009.  The decrease in selling and administrative expenses is summarized in the table below:

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

The decrease in selling and administrative expense during the Transition Period compared with the 35 weeks ended January 31, 2009 was primarily caused by decreases in payroll and payroll related costs.  The decrease in payroll and payroll related costs of approximately $21.0 million was primarily related to a decrease in our store payroll as a percentage of net sales to 10.2% during the Transition Period from 10.9% during the 35 weeks ended January 31, 2009 and a corresponding decrease in payroll taxes of $1.8 million as a result of our initiative to reduce store payroll costs including the reduction of janitorial payroll in conjunction with our initiative to replace janitorial payroll with a third party provider.

The decrease in advertising expense of $7.9 million during the Transition Period compared with the 35 weeks ended January 31, 2009 was primarily related to shifts in the media used for marketing communications and a decrease in the number of grand opening advertisements.  During the Transition Period we opened nine new BCF stores.  During the 35 weeks ended January 31, 2009, we incurred additional marketing and advertising expense in connection with the opening of 34 new BCF stores.

The decrease in benefit costs of $3.1 million during the Transition Period compared with the 35 weeks ended January 31, 2009 was primarily a result of decreased 401(k) Plan expense.  Under our 401(k) Plan, we are able to utilize monies recovered through forfeitures to fund some or all of our annual matching contribution obligation.  A “forfeiture” is the portion of our contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such contribution.  Based on the forfeitures available to us, we were not required to record any 401(k) Plan expense during the Transition Period.  We used $3.5 million of 401(k) Plan forfeitures to fund our entire 401(k) Plan matching contribution for the 2009 401(k) Plan year.

 The increase in business insurance of $5.9 million during the Transition Period compared with the 35 weeks ended January 31, 2009 was the result of our claims experience for the period.  During the Transition Period, we experienced an increase in the cost of workers’ compensation claims and an increase in the number of general liability claims, each of which we believe was a result of the economic environment.

    The increase in occupancy related costs of $10.5 million during the Transition Period as compared with the 35 weeks ended January 31, 2009 was primarily related to new store openings.   New BCF stores opened during the Transition Period accounted for $4.2 million of the total increase;  new BCF stores opened during this period that were not operating for a full 35 weeks during the 35 week period ended January 31, 2009 incurred incremental occupancy costs of $4.5 million during the Transition Period.  Janitorial service expense increased $4.5 million ($0.4 million related to new stores) during the Transition Period compared with the 35 weeks ended January 31, 2009 due to our initiative to replace janitorial payroll with a third party provider. Real estate taxes increased $1.0 million due primarily to annual tax rate increases.  These increases were partially offset by a decrease in utilities expense of $2.7 million as a result of our ongoing initiative to reduce costs.

The increase in other selling and administrative expenses of $14.3 million during the Transition Period compared with the 35 weeks ended January 31, 2009 was primarily due to a $7.5 million increase in our legal reserve, and a $3.0 million increase associated with the acceleration of fees associated with store physical inventories related to our change in fiscal year end.

Restructuring and Separation Costs

In an effort to better align our resources with our business objectives we reviewed all areas of the business to identify efficiency opportunities to enhance our performance in Fiscal 2009. In light of the challenging economic and retail sales environments, we accelerated the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.  Our restructuring and separation efforts commenced in the third quarter of Fiscal 2009, and continued during the Transition Period.  We incurred $2.4 million and $1.9 million in restructuring and separation costs during the Transition Period and the 35 weeks ended January 31, 2009, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $103.6 million during the Transition Period compared with $106.8 for the 35 weeks ended January 31, 2009.  The decrease in depreciation and amortization expense was primarily a result of various assets that were recorded pursuant to purchase accounting in conjunction with the Merger Transaction.  These assets became fully depreciated during Fiscal 2009, which resulted in less depreciation expense during the Transition Period.

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009, and May 31, 2008.

Interest Expense

Interest expense was $59.5 million and $74.3 million during the Transition Period and the 35 weeks ended January 31, 2009, respectively.  The decrease in interest expense was primarily driven by lower average interest rates on our Term Loan and ABL Line of Credit and a lower average balance on our ABL Line of Credit as follows:

	35 Weeks Ended
	January 30, 2010	January 31, 2009
Average Interest Rate – ABL Line of Credit	2.7%	4.4%

Average Interest Rate – Term Loan	2.6%	4.8%

Average Balance – ABL Line of Credit	$31.5 Million	$219.5 Million

Average Balance – Term Loan	$867.0 Million	$872.8 Million

Offsetting the decrease in interest expense were smaller gains on the adjustments of our interest rate cap agreements to fair value during the Transition Period as compared to the 35 weeks ended January 31, 2009.  Our interest rate cap agreements are discussed in more detail in Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 10 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”  Adjustments of the interest rate cap agreements to fair value resulted in gains of $0.5 million and $2.7 million during the Transition Period and the 35 weeks ended January 31, 2009, respectively, each of which were recorded in the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss).

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009 and May 31, 2008.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $46.8 million and $28.1 million for the Transition Period and January 31, 2009, respectively.  The increase in impairment charges was primarily related to the decline in the operating performance of 33 stores as a result of decreased comparative store sales.

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

The majority of the impairment charges during the Transition Period were related to the impairment of favorable leases in the amount of $34.6 million related to 24 of our stores.  We also impaired $9.5 million of leasehold improvements, $2.3 million of furniture and fixtures and $0.4 million of other long-lived assets.

The majority of the impairment charges for the 35 week period ended January 31, 2009 was related to the impairment of favorable leases in the amount of $20.9 million related to 15 of our stores.  We also impaired $5.8 million of leasehold improvements and $1.4 million of furniture and fixtures.

Impairment Charges – Tradenames

There was no impairment charge related to our tradenames during the Transition Period.  Impairment charges related to our tradenames during the 35 weeks ended January 31, 2009 amounted to $279.3 million.  In accordance with ASC Topic No. 350, “Intangibles – Goodwill and Other,” (Topic 350), we perform our annual impairment testing of goodwill and indefinite-lived assets at the beginning of each May.

In connection with the preparation of our Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009 (relating to the three months ended February 28, 2009) as well as our Fiscal 2009 financial statements (relating to the year ended May 30, 2009), we concluded that it was appropriate to test our goodwill and indefinite-lived intangible assets for recoverability in light of the following factors:

•	Significant declines in the U.S. and international financial markets and the resulting impact of such events on then anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting our sales trends as evidenced by the decreases in comparative store sales that we were experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter of Fiscal 2009 which were significant to our financial results for the year;

•	Declines in market valuation multiples of peer group companies used in the estimate of our business enterprise value; and

•
Our expectation that then current comparative store sales trends would continue for an extended period.  As a result, we developed a more moderate store opening plan which reduced our future projections of revenue and operating results offset by initiatives (which have since been implemented) to reduce our cost structure.

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

During the 35 weeks ended January 31, 2009, we recorded an impairment charge related to our tradenames in the amount of $279.3 million.  This impairment charge reflected lower revenues and profitability projections associated with our tradenames at the time and lower estimated market royalty rate expectations in light of the then current general economic conditions compared with the analysis we performed during Fiscal 2008.  Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.  A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believe our estimates were appropriate based upon the then current market conditions (refer to Note 7 to our Consolidated Financial Statements entitled “Intangible Assets” for further discussion).

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) increased $10.6 million to $15.3 million during the Transition Period as compared with the 35 week period ended January 31, 2009.

The increase in other income during the Transition Period compared with the 35 weeks ended January 30, 2009 was primarily related to the following:

•	An increase in miscellaneous income of $6.0 million primarily related to a gain on a legal settlement in our favor and other miscellaneous income,
•	an increase in gain on investment of $5.5 million related to additional distributions received from the Reserve Primary Fund (Fund) in excess of those anticipated,
•	an increase of $2.1 million related to insurance recoveries, and
•	an increase in breakage income of $2.8 million; partially offset by
•	a $5.1 million decrease related to a loss on the disposal of various fixed assets primarily related to our conversion to a new warehouse management system in Edgewater Park, New Jersey.

Income Tax Expense

Income tax expense was $11.6 million during the Transition Period compared with an income tax benefit of $104.7 million for the 35 weeks ended January 31, 2009.   The effective tax rates were 38.3% and 40.2%, respectively, for the Transition Period and the 35 week period ended January 31, 2009.   The decrease in the effective tax rate was primarily due to a change in the valuation allowance for state net operating losses and lower state blended tax rates, which had the effect of reducing our net deferred tax liability and decreasing our income tax expense.

Net Income

Net income amounted to $18.7 million during the Transition Period compared with a net loss of $155.6 million for the 35 weeks ended January 31, 2009.  The increase in our operating results of $174.3 million was primarily attributable to fewer impairments.

Results of Operations – Fiscal 2009 and Fiscal 2008

The following table sets forth certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for periods indicated that are used in connection with the discussion herein.

	May 30, 2009	May 31, 2008
Statement of Operations Data:
Net Sales	100.0%	100.0%
Other Revenue	0.8	0.9
Total Revenue	100.8	100.9

Cost of Sales (Exclusive of Depreciation and Amortization, As Shown Below)	62.1	61.8
Selling & Administrative Expenses	31.5	32.2
Restructuring and Separation Costs	0.2	-
Depreciation and Amortization	4.5	4.9
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	2.9	3.9
Impairment Charges – Long Lived Assets	1.1	0.7
Impairment Charges - Tradenames	8.3	-
Other Income, Net	(0.2)	(0.4)
Total Expense	110.4	103.1
Loss Before Income Tax Benefit	(9.6)	(2.2)
Income Tax Benefit	(4.2)	(0.8)

Net Loss	(5.4)%	(1.4)%

Performance for the Fiscal Year (52 weeks) Ended May 30, 2009 Compared with the Fiscal Year (52 weeks) Ended May 31, 2008

Net Sales

We experienced an increase in net sales for Fiscal 2009 compared with Fiscal 2008.  Consolidated net sales increased $148.6 million, or 4.4%, to $3,542.0 million for Fiscal 2009 from $3,393.4 million for Fiscal 2008. This increase was attributable to:
•	an increase in net sales of $222.8 million related to 36 net new stores opened in 2009,
•	an increase in net sales of $42.1 million for stores opened in 2008 that are not included in our comparative store sales,
•	an increase in barter sales of $5.5 million; partially offset by
•	a comparative store sales decrease of $83.9 million, or 2.5%, to $3,213.1 million, and·
•	a decrease in net sales of $19.4 million from stores closed since the comparable period last year.

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

       The increase in occupancy related costs of $47.5 million during Fiscal 2009 was primarily related to new store openings.  New stores opened in Fiscal 2009 accounted for $29.0 million of the total increase.  Stores opened in Fiscal 2008 that were not operating for a full twelve months in Fiscal 2008 incurred incremental occupancy costs of $4.2 million during Fiscal 2009.  Utility expenses increased $10.0 million ($5.5 million related to new stores) due primarily to an increase in electricity rates.  Janitorial service expense increased $8.7 million ($1.0 million related to new stores) due to our initiative to replace janitorial payroll with a third party provider, and  real estate taxes increased $6.8 million ($3.0 million related to new stores) due primarily to annual tax rate increases.

The increase in business insurance of $5.5 million in Fiscal 2009 compared with Fiscal 2008 was the result of our claims experience for the year.  During Fiscal 2009, we experienced an increase in the value of workers’ compensation claims and an increase in the number of general liability claims which we believe was a result of the economic environment.

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

The decrease in payroll and payroll related costs of approximately $17.4 million was primarily related to a decrease in our store payroll as a percentage of net sales  related to our initiative to reduce store payroll costs and the reduction of janitorial payroll in conjunction with our initiative to replace janitorial payroll with a third party provider.  These initiatives resulted in a decrease in store payroll as a percentage of net sales to 10.9 % million during Fiscal 2009 compared with 12.1% during Fiscal 2008.  Additionally, vacation expense decreased $6.7 million during Fiscal 2009 as a result of our implementation of a new vacation and personal time policy.

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

Bonus and stock compensation expense increased $7.1 million and $1.3 million, respectively, in Fiscal 2009 compared with Fiscal 2008.  The increase in bonus expense of $7.1 million for Fiscal 2009 was due to the fact that during Fiscal 2008 we did not achieve the targets under our bonus plan, and consequently, reversed the previously recognized expense of $1.5 million during the fiscal year.  In contrast, during Fiscal 2009, we attained the bonus targets so there was not a similar reversal during Fiscal 2009.   The increase in stock compensation expense of $1.3 million was related to a greater number of options and restricted stock awards granted in Fiscal 2009 compared with Fiscal 2008.

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

In addition to the continuation payments, other charges relating to benefits payable pursuant to the former President and Chief Executive Officer’s separation agreement included additional non-cash compensation charges of approximately $2.4 million during Fiscal 2009 related to the repurchase of a portion of his restricted stock and a modification of his stock options.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $159.6 million for Fiscal 2009 compared with $166.7 million for Fiscal 2008.  The decrease in depreciation and amortization expense in Fiscal 2009 compared with Fiscal 2008 was primarily a result of various assets that were recorded pursuant to purchase accounting in conjunction with the Merger Transaction.   These assets were fully depreciated during Fiscal 2009, which resulted in less depreciation expense during the fiscal year.

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009 and May 31, 2008.

Interest Expense

Interest expense was $102.7 million for Fiscal 2009 compared with $133.0 million for Fiscal 2008. This decrease in interest expense was primarily related to lower average interest rates on our ABL Line of Credit and our Term Loan in Fiscal 2009 compared with Fiscal 2008, partially offset by a higher average balance on the ABL Line of Credit as follows:

	Year Ended
	May 30, 2009	May 31, 2008

Average Interest Rate – ABL Line of Credit	4.3%	6.6%

Average Interest Rate – Term Loan	4.3%	7.0%

Average Balance – ABL Line of Credit	$148.4 Million	$144.0 Million

Average Balance – Term Loan	$870.4 Million	$873.1 Million

Also contributing to the decrease in interest expense were gains on the adjustments of our interest rate cap agreements to fair value.  Our interest rate cap agreements are more fully discussed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, of this Annual Report and Note 10 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”  Adjustments of the interest rate cap agreements to fair value resulted in gains of $4.2 million and $0.1 million, respectively, for Fiscal 2009 and Fiscal 2008, each of which are recorded as “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  The gains in Fiscal 2009 were primarily the result of an increase in the underlying market rates, which in turn, increased the value of the interest rate cap agreements.

During the Transition Period, the Company made a reclassification of amortization of deferred financing fees from the line item “Depreciation and Amortization” in our Consolidated Statements of Operations and Comprehensive Income (Loss) to the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss) for each of the fiscal years ended May 30, 2009 and May 31, 2008.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets for Fiscal 2009 were $37.5 million compared with $25.3 million for Fiscal 2008.  The increase in impairment charges was primarily related to the decline in the operating performance of 37 stores as a result of the declining macroeconomic conditions that were negatively impacting our comparative store sales.

The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of the then current market conditions.  However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

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

Impairment Charges – Tradenames

Impairment charges related to our tradenames totaled $294.6 million during Fiscal 2009.  There were no impairment charges related to our tradenames during Fiscal 2008.  We typically perform our annual impairment testing of goodwill and indefinite-lived intangible assets at the beginning of May of each fiscal year.  However, in connection with the preparation of our Consolidated Financial Statements for the third quarter of Fiscal 2009 (relating to the three months ended February 28, 2009) as well as our Fiscal 2009 financial statements (relating to the year ended May 30, 200), we concluded that it was appropriate to test our goodwill and indefinite-lived intangible assets for recoverability at that time in light of the following factors:

•	Significant declines in the U.S. and international financial markets and the resulting impact of such events on then anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting our sales trends as evidenced by the decreases in comparative store sales that we were experiencing;

•	Decreased comparative store sales results of the peak holiday and winter selling seasons in the third quarter of Fiscal 2009 which are significant to our financial results for the year;

•	Declines in market valuation multiplies of peer group companies used in the estimate of our business enterprise value; and

•
Our expectation that current comparative store sales trends would continue for an extended period.  As a result, we developed a more moderate store opening plan which reduced our future projections of revenue and operating results offset by initiatives (which have since been implemented) to reduce our cost structure.

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

Based upon the impairment analysis of our tradenames during Fiscal 2009, we determined that a portion of the tradenames was impaired and recorded an impairment charge of $288.3 million.  This impairment charge reflected lower revenues and profitability projections associated with our tradenames in the near term and lower estimated market royalty rate expectations in light of general economic conditions compared with the analysis we performed during Fiscal 2008. Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period.   A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation.  We believed our estimates were appropriate based upon then current market conditions.

During the fourth quarter of Fiscal 2009, we purchased additional tradename rights in the amount of $6.3 million based on our belief that these tradename rights will ultimately provide us with substantial marketing benefits.  Historically, we were restricted in our advertising campaigns to only refer to ourselves as Burlington Coat Factory and we were required to note that we were not affiliated with Burlington Industries.  The purchase of these tradename rights allowed us to shorten our name as appropriate based on the current marketing campaign and eliminates the requirement to note that we are not affiliated with Burlington Industries.  Based on our tradenames impairment assessment, we could not support an increase in the asset value of our tradenames on our Consolidated Balance Sheets.  As a result, we immediately impaired the acquired asset.

As a result of the impairments noted during the third quarter, we also assessed our goodwill for impairment. Based upon the interim impairment analysis of our recorded goodwill during the third quarter of Fiscal 2009, and the update that we performed during the fourth quarter, we determined that none of our goodwill was impaired.  We believed our estimates were appropriate based upon market conditions.

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $6.9 million to $6.0 million for Fiscal 2009.  This decrease was primarily attributable to our recording a loss on our investment in the Fund of $4.7 million and a decrease in breakage income of $2.2 million during Fiscal 2009 compared with Fiscal 2008.

Based on various communications issued by the Fund throughout Fiscal 2009, we recorded a $4.7 million loss on our investment in the Fund.

Breakage income decreased $2.2 million to $3.1 million during 2009.The decrease in breakage income was related to our initial recording of breakage income during the third quarter of Fiscal 2008.  In connection with the establishment of BCF Cards, Inc., we recorded $4.7 million of store value card breakage income in the line item “Other Income/Expense, Net” in our Consolidated Statements of Operations and Comprehensive Income (Loss) during the third quarter of Fiscal 2008, which included cumulative breakage income related to store value cards issued since we introduced our store value card program.

Income Tax Benefit

Income tax benefit was $147.4 million and $25.3 million for Fiscal 2009 and Fiscal 2008, respectively.  Income tax benefit resulting from the tradenames impairment discussed above was $116.8 million for Fiscal 2009.  The effective tax rates for Fiscal 2009 and Fiscal 2008 were 43.5% and 34.1%, respectively.  In Fiscal 2008 we recorded increases to our tax liability which had the effect of reducing our overall income tax benefit and effective tax rate for the year.  The increase in the effective tax rate was also due to lower state blended tax rates which had the effect of reducing our net deferred tax liability and increasing our income tax benefit.

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

Liquidity and Capital Resources

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors.   Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season.  Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and opening of new stores and remodeling of existing stores.  As of January 29, 2011, we had unused availability on our ABL Line of Credit of $180.0 million.

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

During Fiscal 2009 and, to a lesser extent, the Transition Period and Fiscal 2010, there was a significant deterioration in the global financial markets and economic environment, which we believe has negatively impacted consumer spending at many retailers, including us.  In response to this, we have taken, and continue to take, steps to increase opportunities to profitably drive sales, maintain margins and continue to improve the efficiency of our operations.

As discussed throughout this Annual Report, we implemented certain initiatives in response to the difficult economic environment which included reducing our cost structure during Fiscal 2009, the Transition Period and Fiscal 2010 through various payroll initiatives and supply chain efficiencies.  A portion of these savings were reinvested in our operations and in enhancing our store experience.  We believe that we have prudently managed our capital expenditures, allowing us to appropriately act on opportunities to grow our business.  We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.

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

In the first quarter of Fiscal 2011, we completed the refinancing of our Term Loan, Senior Notes, and Senior Discount Notes.  As a result of these transactions, the Senior Notes and Senior Discount Notes, with carrying values at January 29, 2011 of $302.0 million and $99.3 million, respectively, have been repurchased.  In addition, BCFWC completed the sale of  $450 million aggregate principal amount of 10% Senior Notes due 2019  (the Notes) at an issue price of 100%.  Additionally, the Term Loan with a carrying value of $777.6 million as of January 29, 2011 has been replaced with a $1,000.0 million senior secured term loan facility (New Term Loan).  Borrowings on the ABL Line of Credit related to the transaction were $101.6 million.  As a result of these transactions, we incurred various fees and charges of approximately $73 million.  In connection with the offering of the Notes and the refinancing of the Term Loan facility, a cash dividend of approximately $300.0 million in the aggregate was paid to the equity holders of Parent on a pro rata basis.

Our New Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount. Specifically, our total debt to Adjusted EBITDA, as each term is defined in the new credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations.  Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.  As of January 29, 2011, we were in compliance with all of our covenants under our then existing Term Loan.

Given the importance Adjusted EBITDA has on our operations, achievement at a predetermined threshold Adjusted EBITDA level is required for the payment of incentive awards to our corporate employees under our Management Incentive Bonus Plan (Bonus Plan) for Fiscal 2010.  The Bonus Plan is more fully described under the caption “Annual Incentive Awards” in Item 11, Executive Compensation.

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

Adjusted EBITDA for Fiscal 2010 increased $31.3 million, or 10.2%, to $338.1 million from $306.8 million for the 52 weeks ended January 30, 2010.  This improvement in Adjusted EBITDA was primarily the result of increased net sales and the cost reductions realized during Fiscal 2010, as further described above under the caption entitled “Executive Summary.”

Adjusted EBITDA for Fiscal 2010 increased $77.6 million, or 29.8%, to $338.1 million from $260.5 million for the Transition Period.  This improvement in Adjusted EBITDA was primarily the result of an additional 17 weeks of operations during Fiscal 2010 compared with the Transition Period.

Adjusted EBITDA for the Transition Period increased $12.0 million, or 4.8%, to $260.5 million from $248.5 million for the 35 weeks ended January 31, 2009.  This improvement in Adjusted EBITDA was primarily the result of the cost reductions realized during the Transition Period, as further described above under the caption entitled “Executive Summary.”

Adjusted EBITDA for Fiscal 2009 increased $22.8 million, or 8.4%, to $294.8 from $272.0 million for Fiscal 2008.  This improvement in Adjusted EBITDA was primarily the result of sales growth from new stores and the cost reductions realized during Fiscal 2009.

The following table shows our calculation of Adjusted EBITDA for Fiscal 2010, the 52 week period ended January 30, 2010, the Transition Period, the 35 weeks ended January 31, 2009, Fiscal 2009 and Fiscal 2008, each of which were derived from audited and unaudited financial information.

	(in thousands)
	Year Ended	52 Weeks Ended	35 Weeks Ended		Years Ended
	January 29, 2011	January 30, 2010	January 30, 2010	January 31, 2009	May 30, 2009	May 31, 2008
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$30,998	$(15,179)	$18,653	$(155,643)	$(191,583)	$(48,970)
Interest Expense	99,309	84,423	59,476	74,263	102,716	132,993
Income Tax Expense (Benefit)	22,130	(29,753)	11,570	(104,667)	(147,389)	(25,304)
Depreciation and Amortization	146,759	156,388	103,605	106,823	159,607	166,666
Impairment Charges - Long-Lived Assets	2,080	56,141	46,776	28,134	37,498	25,256
Impairment Charges - Tradenames	-	15,250	-	279,300	294,550	-
Interest Income	(384)	(303)	(196)	(535)	(641)	(1,975)
Non Cash Straight-Line Rent Expense (a)	10,639	5,320	4,196	6,236	7,358	6,768
Advisory Fees (b)	4,289	4,198	2,879	3,342	4,660	4,316
Stock Compensation Expense (c)	2,230	4,391	994	2,728	6,124	2,436
Sox Compliance (d)	-	112	-	1,077	1,189	2,989
(Gain) Loss on Investment in Money Market Fund (e)	(240)	(859)	(3,849)	1,669	4,661	-
Amortization of Purchased Lease Rights (f)	857	896	560	620	893	140
Severance (g)	81	3,097	2,264	1,929	2,737	-
Franchise Taxes (h)	1,172	1,620	751	631	1,500	760
Insurance Reserve (i)	3,916	9,037	3,731	255	5,561	2,950
Advertising Expense Related to Barter Transactions (j)	2,644	2,275	1,816	1,875	2,334	1,636
CEO Transition Costs (k)	-	2,147	-	-	2,173	-
Loss on Disposal of Fixed Assets (l)	1,740	6,160	5,824	468	805	1,351
Change in Fiscal Year End Costs (m)	587	1,445	1,445	-	-	-
Litigation Reserve (n)	4,923	-	-	-	-	-
Transfer Tax (o)	1,358	-	-	-	-	-
Refinancing Fees (p)	3,040	-	-	-	-	-
Adjusted EBITDA	$338,128	$306,806	$260,495	$248,505	$294,753	$272,012

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$338,128	$306,806	$260,495	$248,505	$294,753	$272,012
Interest Expense	(99,309)	(84,423)	(59,476)	(74,263)	(102,716)	(132,993)
Changes in Operating Assets and Liabilities	(27,405)	(220,884)	(72,323)	118,846	(30,929)	(19,050)
Other Items, Net	(2,710)	6,481	(25,169)	(25,245)	11,188	(21,992)
Net Cash Provided by Operating Activities	$208,704	$7,980	$103,527	$267,843	$172,296	$97,977

Net Cash Used in Investing Activities	$(159,962)	$(89,465)	$(54,074)	$(109,887)	$(145,280)	$(100,313)

Net Cash (Used in) Provided by Financing Activities	$(43,278)	$64,529	$(50,513)	$(156,351)	$(41,307)	$8,559

During Fiscal 2010, with approval from the administrative agents for the Term Loan and ABL Line of Credit, we changed the components comprising Adjusted EBITDA such that specific charges associated with our litigation reserve, transfer tax liability, and refinancing fees were added back to consolidated net income (loss) when calculating Adjusted EBITDA.  These changes resulted in approximately $9.3 million in Adjusted EBITDA during Fiscal 2010 and had no impact on the prior periods presented.  We believe that these add-backs provide a more accurate comparison to the comparative periods’ performance.

(a)
Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
(c)	Represents expenses recorded under ASC No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
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

(e)
Represents the (gain) loss on our investment in the Fund, related to recoveries/declines in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the Term Loan and ABL Line of Credit.

(f)
Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

(g)	Represents a severance charge resulting from a reduction of our workforce, in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.
(h)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the Term Loan and ABL Line of Credit.
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

(m)
Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the 35 weeks ended January 30, 2010.  This change was approved by the administrative agents for the Term Loan and ABL Line of Credit.

(n)	Represents charges incurred in conjunction with a non-recurring litigation reserve as approved by the administrative agents for the Term Loan and the ABL Line of Credit.
(o)	Represents one-time transfer taxes incurred with respect to certain leased properties as approved by the administrative agents for the Term Loan and the ABL Line of Credit.
(p)
Represents charges incurred related to the initial unsuccessful refinancing of the Term Loan and repurchase of the outstanding Senior Notes and Senior Discount Notes and corresponding offering of new notes payable in Fall 2010 as approved  by the administrative agents for the Term Loan and the ABL Line of Credit.

Cash Flows

Net cash flows for Fiscal 2010, as derived from audited financial statements, the 52 week period ended January 30, 2010, as derived from unaudited financial statements, the Transition Period, as derived from audited financial statements, and the 35 week period ended January 31, 2009, as derived from unaudited financial statements, were as follows:

OPERATING ACTIVITIES	Year Ended January 29, 2011	52 Weeks Ended January 30, 2010	35 Weeks Ended January 30, 2010	35 Weeks Ended January 31, 2009
Net Income (Loss)	$30,998	$(15,179)	$18,653	$(155,643)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	146,759	156,388	103,605	106,823
Amortization of Debt Issuance Costs	12,346	11,616	8,238	6,957
Impairment Charges – Long-Lived Assets	2,080	56,141	46,776	28,134
Impairment Charges – Tradenames	-	15,250	-	279,300
Accretion of Senior Notes and Senior Discount Notes	733	655	449	402
Interest Rate Cap Contracts-Adjustment to Market	5,500	(5,443)	(455)	(2,692)
Provision for Losses on Accounts Receivable	2,098	2,799	1,993	2,026
Provision for Deferred Income Taxes	886	(25,931)	(19,815)	(137,494)
Loss on Disposition of Fixed Assets and Leasehold Improvements	1,539	5,417	5,386	266
(Gain) Loss on Investments in Money Market Fund	(240)	(857)	(3,849)	1,669
Non-Cash Stock Option Expense	2,230	4,390	994	2,728
Non-Cash Rent Expense	(1,485)	(5,334)	(3,327)	1,711

Changes in Assets and Liabilities:
Accounts Receivable	(1,168)	(1,316)	(3,638)	(5,649)
Merchandise Inventories	(30,933)	81,743	28,538	24,491
Prepaid and Other Current Assets	(18,272)	(6,763)	2,013	1,238
Accounts Payable	50,659	(258,826)	(89,955)	61,588
Other Current Liabilities and Income Tax Payable	(28,183)	(23,510)	(8,737)	24,517
Deferred Rent Incentives	19,429	13,285	7,649	36,246
Other Long-Term Assets and Long-Term Liabilities	13,728	3,455	9,009	(8,775)

Net Cash Provided by Operations	208,704	7,980	103,527	267,843

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(132,131)	(94,070)	(60,035)	(95,922)
Change in Restricted Cash and Cash Equivalents	(27,659)	(315)	17	402
(Expenses) Proceeds From Sale of Property and Equipment and Assets Held for Sale	(38)	1,320	1,062	111
Lease Acquisition Costs	(422)	(1,337)	-	(2,391)
Lease Rights Acquired	-	-	-	(250)
Purchase of Tradename Rights	-	(6,250)	-	-
Issuance of Notes Receivable	-	-	-	-
Redesignation of Cash Equivalents to Investment in Money Market Fund	-	-	-	(56,294)
Redemption of Investment in Money Market Fund	240	11,115	4,844	44,367
Purchase of Tradenames Rights	-	-	-	-
Other	48	72	38	90

Net Cash Used in Investing Activities	(159,962)	(89,465)	(54,074)	(109,887)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	204,200	715,115	444,315	601,851
Principal Payments on Long Term Debt	(1,998)	(1,743)	(1,537)	(1,391)
Principal Payments on Long Term Debt—Term Loan	(87,202)	(8,055)	(5,998)	-
Principal Payments on Long Term Debt—ABL Line of Credit	(156,800)	(623,915)	(473,422)	(753,451)
Purchase of Interest Rate Cap Contract	-	-	-	-
Payment of Dividends	(251)	(3,214)	(212)	(3,360)
Debt Issuance Costs	(1,227)	(13,659)	(13,659)	-

Net Cash (Used in) Provided by Financing Activities	(43,278)	64,529	(50,513)	(156,351)

Increase (Decrease) in Cash and Cash Equivalents	5,464	(16,956)	(1,060)	1,605
Cash and Cash Equivalents at Beginning of Period	24,750	41,706	25,810	40,101

Cash and Cash Equivalents at End of Period	$30,214	$24,750	$24,750	$41,706

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$79,187	$80,610	$47,963	$55,110

Income Tax Payment (Refund), Net	$41,505	$34,979	$48,764	$8,444

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$17,606	$10,667	$10,667	$1,064
Notes Receivable from Sale of Assets Held for Sale	$-	$(2,000)	$(2,000)	$-

Cash Flows for the 52 Weeks Ended January 29, 2011 (Fiscal 2010) Compared with the 52 Weeks Ended January 30, 2010

We generated $5.5 million of cash flow for Fiscal 2010 compared with using $17.0 million of cash flow for the 52 week period ended January 30, 2010.  Net cash provided by operating activities amounted to $208.7 million for Fiscal 2010.  For the 52 weeks ended January 30, 2010, net cash provided by operating activities was $8.0 million.  The increase in net cash provided by operating activities was primarily the result of our working capital management strategy at the end of Fiscal 2010 and the 52 weeks ended January 30, 2010 in which we accelerated $237.7 million and $274.8 million, respectively, of payments that typically would not have been made until the first quarters of Fiscal 2010 and Fiscal 2011, respectively.  Because our fiscal year had not changed at the time, there was no working capital management strategy employed at January 31, 2009.  The working capital management strategy resulted in a significant amount of cash outflows during the twelve months ended January 30, 2010 as the result of paying accounts payable in the normal course during the period and then accelerating payments at the end of the period that typically would not have been paid until after January 30, 2010.  The repeat of the working capital management strategy at the end of Fiscal 2010, which accelerated Fiscal 2011 payments into Fiscal 2010 did not have as great an impact on cash flow in Fiscal 2010 as it did in the prior fiscal year because there were fewer accounts payable paid during Fiscal 2010 due to the fact that the working capital management strategy during the 52 weeks ended January 30, 2010 had advanced payment of approximately the first two months of the accounts payable for Fiscal 2010.

The increase in net cash flows provided by operating activities was partially offset by an increase in net cash used in investing and financing activities.  Net cash used in investing activities increased to $160.0 million during Fiscal 2010 from $89.5 million for the 52 weeks ended January 30, 2010.  This increase was primarily the result of increased capital expenditures during Fiscal 2010 compared with the 52 week period ended January 30, 2010.  Capital expenditures increased $38.1 million for Fiscal 2010 compared with the 52 weeks ended January 30, 2010 due to more store openings during Fiscal 2010 compared with the 52 weeks ended January 30, 2010.  Also contributing to the increased use of cash in investing activities was $27.7 million used as collateral, in lieu of a letter of credit, related to certain self-insurance contracts.

Net cash used in financing activities increased $107.8 million during Fiscal 2010 compared with the 52 weeks ended January 30, 2010.  Increased use of cash in financing activities was primarily related to repayments on our Term Loan.  Repayments on our Term Loan amounted to $87.2 million and $8.1 million, respectively, for Fiscal 2010 and the 52 week period ended January 30, 2010.  Also contributing to the increased use of cash in financing activities was a decrease in our ABL borrowings, net of repayments.  During Fiscal 2010 we borrowed $47.4 million, net of repayments, compared with $91.2 million of borrowings, net of repayments, during the 52 weeks ended January 30, 2010.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at January 29, 2011 was $386.2 million compared with $349.7 million at January 30, 2010.  The increase in working capital was primarily the result of increased inventory and accounts receivable balances as of January 29, 2011 compared with January 30, 2010 due to new stores opened during Fiscal 2010.

Cash Flows for the 52 Weeks Ended January 29, 2011 (Fiscal 2010) Compared with the 35 Weeks Ended January 30, 2010 (Transition Period)

Cash and cash equivalents increased $5.5 million during Fiscal 2010 compared with a decline of $1.1 million during the Transition Period.  Net cash provided by operating activities increased to $208.7 during Fiscal 2010 from $103.5 million during the Transition Period.  The $105.2 million increase in net cash provided by operating activities was primarily the result of the acceleration of $237.7 million and $274.8 million of accounts payable payments at the end of Fiscal 2010 and the Transition Period, respectively, as part of our working capital management strategy.  As the working capital management strategy was not employed at January 31, 2009, the Transition Period had a higher accounts payable balance during the year as compared with Fiscal 2010, resulting in a larger decrease in the accounts payable balance after the accelerated payment was made at January 30, 2010.  The decrease in accounts payable due to the working capital management strategy was partially offset by an increase in inventory due to more new stores opened during Fiscal 2010.

The increase in net cash provided by operating activities was partially offset by increased net cash used in investing activities.  Net cash used in investing activities increased $105.9 million to $160.0 million during Fiscal 2010 from $54.1 million used during the Transition Period.  The increase in net cash used in investing activities was primarily related to increased capital expenditures related to 18 net new stores opened during Fiscal 2010 compared with 9 new stores opened during the Transition Period.  Also contributing to the increased use of cash in investing activities was an additional $27.7 million of restricted cash used as collateral, in lieu of a letter of credit, related to certain self-insurance contracts.

Net cash used in financing activities decreased $7.2 million during Fiscal 2010 compared with the Transition Period.  The decreased use of cash in financing activities was primarily related to repayments on our Term Loan partially offset by ABL borrowings.  Repayments on our Term Loan amounted to $87.2 million and $6.0 million, respectively, for Fiscal 2010 and the Transition Period.  The decreased use of cash in financing activities was a partially offset by an increase in our ABL borrowings, net of repayments.  During Fiscal 2010 we borrowed $47.4 million, net of repayments, compared with $29.1 million of repayments, net of borrowings, during the Transition Period.

Cash Flows for the 35 Weeks Ended January 30, 2010 (Transition Period) Compared with the 35 Weeks Ended January 31, 2009

Cash and cash equivalents declined $1.1 million during the Transition Period compared with generating $1.6 million of cash flow for the 35 week period ended January 31, 2009.  Net cash provided by operating activities amounted to $103.5 million during the Transition Period.  For the 35 weeks ended January 31, 2009, net cash provided by operating activities was $267.8 million.  The decrease in net cash provided by operating activities was primarily the result of our working capital management strategy at the end of the Transition Period in which we accelerated $274.8 million of payments that typically would not have been made until the first quarter of Fiscal 2010.    This lowered our accounts payable balance at the end of the Transition Period which resulted in a decrease in accounts payable for the 35 weeks ended January 30, 2010 of $151.5 million compared with the 35 week period of Fiscal 2009.  There was no such working capital management strategy in place during the 35 weeks ended January 31, 2009.

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

Net cash used in financing activities decreased $105.8 million during the 35 weeks ended January 30, 2010 compared with the 35 weeks ended January 31, 2009.  The decreased use of cash in financing activities was primarily related to repayments, net of borrowings, on our ABL Line of Credit.  Repayments, net of borrowings, on our ABL Line of Credit amounted to $29.1 million and $151.6 million, respectively, during the Transition Period and the 35 week period ended January 31, 2009.

Working capital at January 30, 2010 was $349.7 million compared with $179.7 million at January 31, 2009.  The increase in working capital was primarily the result of decreased accounts payable as of January 30, 2010 compared with January 31, 2009 due to our working capital management strategy.

Cash Flows for the Twelve Months Ended May 30, 2009 Compared with the Twelve Months Ended May 31, 2008

We used $14.3 million of cash flow during Fiscal 2009 compared with generating $6.2 million of cash flow in Fiscal 2008.  Net cash provided by operating activities was $172.3 million for Fiscal 2009 compared with $98.0 million for Fiscal 2008.  The improvement in net cash provided by operating activities was primarily the result of improved operating results.  This increase was primarily the result of increased sales from new store growth, decreased selling and administrative costs in connection with our plan to reduce our cost structure, and decreased interest expense as a result of lower average interest rates on our ABL Line of Credit and our Term Loan.

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

Working capital at May 30, 2009 was $312.3 million compared with $284.4 million at May 31, 2008.  The increase in working capital from May 31, 2008 to May 30, 2009 was primarily due to a decrease in accounts payable as a result of the timing of payments in Fiscal 2009 compared with Fiscal 2008.

Operational Growth

During Fiscal 2010, we opened 25 new Burlington Coat Factory Warehouse Stores (“BCF” stores).  As of January 29, 2011, we operated 460 stores under the names "Burlington Coat Factory Warehouse" (443 stores), "Cohoes Fashions" (two stores), "MJM Designer Shoes" (14 stores) and "Super Baby Depot" (one store).

We monitor the availability of desirable locations for our stores by, among other things, evaluating dispositions by other retail chains, bankruptcy auctions and presentations by real estate developers, brokers and existing landlords.  Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.  We also lease existing space and have opened a limited number of built-to-suit locations.  For most of our new leases, we provide for a minimum initial ten year term with a number of five year options thereafter.  Typically, our lease strategy includes obtaining landlord allowances for leasehold improvements.  We believe our lease model makes us competitive with other retailers for desirable locations.  We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

From time to time we make available for sale certain assets based on current market conditions.  These assets are recorded in the line item "Assets Held for Disposal" in our Consolidated Balance Sheets.  Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item "Assets Held for Disposal" and into the respective asset category based on the lesser of their carrying value or fair value less cost to sell.

Debt
Holdings and each of our current and future subsidiaries, except one subsidiary which is considered minor, have fully, jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $721 million ABL Line of Credit, $900 million Term Loan and the $305 million of Senior Notes due in 2014.  As of January 29, 2011, we were in compliance with all of our debt covenants. Significant changes in our debt consist of the following:

Senior Notes and Senior Discount Notes

Senior Notes Offering

On February 24, 2011, BCFWC completed its sale of $450 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Notes) in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.  The Notes were issued pursuant to an indenture, dated February 24, 2011 (the Indenture), among BCFWC, the guarantors signatory thereto and Wilmington Trust FSB, governing the Notes.

The Notes are senior unsecured obligations of BCFWC and are guaranteed on a senior basis by BCFWC, we and each of BCFWC’s U.S. subsidiaries to the extent such guarantor is a guarantor of BCFWC’s obligations under the New Term Loan Facility (as defined below).   Interest is payable on the Notes on each February 15 and August 15, commencing August 15, 2011.  BCFWC may redeem some or all of the Notes at any time prior to February 15, 2015 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium.  On or after February 15, 2015, BCFWC may redeem some or all of the Notes at redemption prices set forth in the Indenture.  In addition, at any time prior to February 15, 2014, BCFWC may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability of BCFWC, our ability and certain of our subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates.  These covenants are subject to a number of important exceptions and qualifications.  In addition, in certain circumstances, if BCFWC sells assets or experiences certain changes of control, it must offer to purchase the Notes.

BCFWC used the net proceeds from the offering of the Notes, together with borrowings under the New Term Loan Facility and the ABL Line of Credit, to (i) repurchase any and all of the outstanding Senior Notes and Senior Discount Notes (collectively the Existing Notes), pursuant to cash tender offers commenced by BCFWC and us on February 9, 2011, and to redeem any Existing Notes that remain outstanding after the completion of the cash tender offers, and pay related fees and expenses, including tender or redemption premiums and accrued interest on the Existing Notes, (ii) to repay existing indebtedness and (iii) to pay a special cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent on a pro rata basis, and to pay related fees and expenses. Any remaining net proceeds will be used for general corporate purposes.

Tender Offer and Redemption

            In connection with the offering of the Notes, the application of proceeds therefrom and the early settlement of the cash tender offers of BCFWC and the Company for any and all of the Senior Notes and Senior Discount Notes, respectively, on February 24, 2011, BCFWC entered into a Second Supplemental Indenture, dated February 24, 2011 between BCFWC, the guarantors signatory thereto and Wilmington Trust FSB, relating to an Indenture (as amended, supplemented or otherwise modified, the BCF Indenture), dated April 13, 2006, between BCFWC, the guarantors signatory thereto and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), and the Company entered into a First Supplemental Indenture, dated February 24, 2011 (the First Supplemental Indenture), between the Company and Wilmington Trust FSB, relating to an Indenture, dated April 13, 2006 (as amended, supplemented or otherwise modified, the Holdings Indenture), between the Company and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), to eliminate substantially all of the restrictive covenants, certain affirmative covenants, certain events of default and substantially all of the restrictions on the ability of BCFWC or the Company, as applicable, to merge, consolidate or sell all or substantially all of their properties or assets contained in each indenture and the related Existing Notes.

In addition, in connection with the early tender and settlement of 100% of the Senior Discount Notes by the noteholders of the Senior Discount Notes on February 24, 2011, the Company satisfied and discharged its obligations under the Holdings Indenture and with respect to the Senior Discount Notes.

Further, on February 24, 2011, BCFWC delivered a notice of redemption for the remaining principal amount not purchased in the early tender and settlement of the Senior Notes, and irrevocably deposited with Wilmington Trust FSB an amount of funds sufficient to pay the redemption price of the Senior Notes to satisfy and discharge its obligations under the BCF Indenture and with respect to the Senior Notes. On April 15, 2011, BCFWC will redeem the remaining principal amount outstanding of the Senior Notes at a redemption price equal to 102.781% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest on the Senior Notes to the redemption date.

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

As of January 29, 2011, we had $777.6 million outstanding under the Term Loan.  In January 2011, we made a prepayment in the amount of $75.0 million on the Term Loan.  Based on our available free cash flow as of January 30, 2010, we were required to make a repayment of principal in the amount of $11.5 million during Fiscal 2010.

In connection with the offering of the Notes (as discussed above), on February 24, 2011, BCFWC refinanced the Term Loan with the proceeds of a new $1.0 billion senior secured term loan facility (the New Term Loan Facility).

On February 24, 2011, BCFWC , we and the U.S. and Puerto Rican subsidiaries of BCFWC from time to time party thereto, as facility guarantors (collectively, the Term Loan Guarantors) entered into a new credit agreement (the New Term Loan Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the New Term Loan Facility.

Like the Existing Term Loan Facility, the New Term Loan Facility is secured by (a) a perfected first priority lien on substantially all real and personal property of BCFWC and the Term Loan Guarantors and (b) a perfected second priority lien on all inventory, accounts and personal property related to inventory and accounts of BCFWC and the Term Loan Guarantors, in each case subject to various limitations and exceptions. The New Term Loan Facility requires BCFWC to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio (each measured quarterly) and contains limitations on BCFWC’s ability to, among other things, incur indebtedness and liens, make investments, capital expenditures and restricted payments, sell assets and prepay certain indebtedness. The New Term Loan Facility also requires BCFWC to prepay the loans thereunder with a portion of its excess cash flow (commencing with the fiscal year ending January 28, 2012), the proceeds of certain indebtedness and, subject to certain re-investment rights, the proceeds of certain asset sales of certain casualty or other insured events. The New Term Loan Facility contains customary events of default including for failure to make payments under the New Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a 30 day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, change of control, certain uninsured losses to any material portion of the collateral, any undismissed felony indictment of any Term Loan Guarantors or BCFWC or the imposition of orders or stays having a material adverse effect.

The interest rates for the New Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the New Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin.

In addition, the New Term Loan Facility provides for an uncommitted incremental term loan facility of up to $150.0 million that is available subject to the satisfaction of certain conditions.

The New Term Loan Facility has a six year maturity, at February 23, 2017, except that term loans made in connection with the incremental term loan facility or extended in connection with the extension mechanics of the New Term Loan Facility have the maturity dates set forth in the amendments applicable to such term loans.

ABL Line of Credit

In connection with the offering of the Notes and the refinancing of the Existing Term Loan Facility, on February 24, 2011, BCFWC entered into a first amendment (the First Amendment) to the Amended and Restated Credit Agreement, dated January 15, 2010 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), among BCFWC, as lead borrower, the borrowers party thereto, the facility guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank as co-syndication agents, J.P. Morgan Securities Inc. and UBS Securities LLC as co-documentation agents and General Electric Capital Corporation, US Bank, National Association and SunTrust Bank as senior managing agents, governing the ABL Line of Credit to permit BCFWC to, among other things, (i) issue and guarantee the Notes, (ii) incur additional indebtedness in connection with the refinancing of the Existing Term Loan Facility by increasing the limitation on term loan indebtedness from $900.0 million to $1.0 billion, (iii) have additional flexibility to make investments, capital expenditures, and dividends and other distributions with respect to equity interests and (iv) make a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent on a pro rata basis. In connection with the offering of the Notes and the New Term Loan Facility we borrowed $101.6 million on our ABL Line of Credit.

 Capital Expenditures

We spent $119.6 million, net of $19.4 million of landlord allowances, in capital expenditures during Fiscal 2010.  These capital expenditures include $70.7 million (net of the $19.4 million of landlord allowances) for store expenditures, $8.3 million for upgrades of distribution facilities, and $40.6 million for IT software and other capital expenditures.

For Fiscal 2011, we estimate that we will spend between $125 million and $135 million, net of the benefit of landlord allowances of approximately $42 million, for store openings, improvements to distribution facilities, information technology upgrades, and other capital expenditures.  Of the total planned expenditures, approximately $68 million, net of the benefit of $42 million of landlord allowances, is currently expected for expenditures related to new stores, relocations and other store requirements.  Capital of approximately $17 million is expected to support information technology and the remaining capital is currently expected to support continued distribution facility enhancements and other initiatives.  As part of our growth strategy, we plan to open between 18 and 23 new BCF stores (exclusive of one relocation) and remodel/refresh an additional 15 to 20 BCF stores during Fiscal 2011.

Dividends

Payment of dividends is prohibited under our credit agreements, except for limited circumstances.  Dividends equal to $0.3 million, $0.2 million, $3.0 million, and $0.7 million were paid during Fiscal 2010, the Transition Period, Fiscal 2009, and Fiscal 2008 respectively, to Holdings in order to repurchase capital stock of the Parent from executives who left our employment.  In connection with the refinancing of our Term Loan, Senior Notes, and Senior Discount Notes during the first quarter of Fiscal 2011, the Parent made a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent on a pro rata basis.  Refer to Note 23 of our Consolidated Financial Statements entitled “Subsequent Events” for further discussion of debt refinancing.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 29, 2011:

	Payments Due By Period (in thousands)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter

Long-Term Debt Obligations (1)	$1,350,741	$13,717	$777,550	$559,474	$-
Interest on Long-Term Debt (2)	208,860	67,863	111,580	29,417	-
Capital Lease Obligations(3)	44,882	2,616	5,457	5,620	31,189
Operating Lease Obligations (4)	1,284,396	192,945	378,634	290,390	422,427
Related Party Fees (5)	20,829	4,000	8,000	8,000	829
Purchase Obligations (6)	491,169	483,631	7,396	139	3
Topic No. 740 and Other Tax Liabilities (7)	-	-	-	-	-
Letters of Credit (8)	39,636	39,636	-	-	-
Other (9)	1,237	1,237	-	-	-
Total	$3,441,750	$805,645	$1,288,617	$893,040	$454,448

The debt obligations presented above were replaced by the debt obligations detailed below as part of the refinancing of our long-term obligations as further discussed above under the section entitled “Debt” and in Notes 12 and 23 to our Consolidated Financial Statements, entitled “Long Term Debt” and “Subsequent Events,” respectively:

	Payments Due By Period (in thousands)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter

Pro Forma Long-Term Debt Obligations (1)	$1,720,512	$10,282	$20,000	$290,230	$1,400,000
Pro Forma Interest on Long-Term Debt (10)	720,671	77,302	214,580	211,491	217,298

Total	$2,441,183	$87,584	$234,580	$501,721	$1,617,298

Notes:
	(1)	Excludes interest on Long-Term Debt.
	(2)	Interest rates related to the Term Loan and ABL Line of Credit were 2.6% and 5.1%, respectively as of January 29, 2011.
	(3)	Capital Lease Obligations include future interest payments.
	(4)	Represents minimum rent payments for operating leases under the current terms.
(5)
Represent fees to be paid to Bain Capital under the terms of our advisory agreement with them (refer to Note 21 to our Consolidated Financial Statements entitled “Related Party Transactions” for further detail).

	(6)	Represents commitments to purchase goods or services that have not been received as of January 29, 2011.
(7)
The Topic No. 740 liabilities represent uncertain tax positions related to temporary differences.  The total Topic No. 740 liability was $23.3 million exclusive of $12.6 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

(8)
Represents irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements and utility agreements as of January 29, 2011 (refer to Note 20 to our Consolidated Financial Statements entitled “Commitments and Contingencies” for further discussion).

(9)
Represents severance agreements with former members of management, and our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths for a total of $3.0 million which is not reflected in the table above because the timing of the payments are unpredictable.

	(10)	Borrowing rate related to New Term Loan and ABL Line of Credit was 6.3% and 5.1%, respectively.

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by us.  In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $4.0 million through the end of our fiscal year ending February 1, 2014, and which are not reflected in the table above. The scheduled future aggregate minimum rentals for these leases over the three consecutive fiscal years following Fiscal 2010 are $1.6 million, $1.6 million, and $0.8 million, respectively.  We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of January 29, 2011.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP).  We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates.  The preparation of our financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill impairment, insurance reserves, allowances for doubtful accounts and income taxes.  Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

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

We also estimate required markdown and aged inventory reserves. If actual market conditions are less favorable than those projected by management, additional markdowns may be required. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory requiring fourth quarter adjustments in a typical fiscal year.

Long-Lived Assets. We test for recoverability of long-lived assets in accordance with Topic 360 whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses.  We base these estimates upon our past and expected future performance.  We believe our estimates are appropriate in light of current market conditions.  To the extent these future projections change, our conclusions regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future.  During Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, we recorded $2.0 million, $12.0 million, $10.0 million and $6.5 million, respectively, in impairment charges related to long-lived assets (exclusive of finite-lived intangible assets).

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

Our finite-lived intangible assets are reviewed for impairment whenever circumstances change, in conjunction with the impairment testing of our long-lived assets as described above.   If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some, or all, of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results.   There were no impairment charges related to our finite-lived intangible assets during Fiscal 2010.  Impairment charges of $34.6 million, $26.1 million and $18.8 million were recorded related to our finite-lived intangible assets during the Transition Period, Fiscal 2009 and Fiscal 2008, respectively, and are included in the line item “Impairment Charges – Long-Lived Assets” in our Consolidated Statements of Operations and Comprehensive Income (Loss).  During Fiscal 2010 and the Transition Period, we did not record any impairment charges related to our indefinite-lived intangible assets.  During Fiscal 2009 we recorded $294.6 million of impairment charges related to our indefinite-lived intangible assets in the line item “Impairment Charges – Tradenames” in our Consolidated Statement of Operations and Comprehensive Income (Loss).  During Fiscal 2008 there was no impairment charge related to our indefinite-lived intangible assets.

Goodwill  Impairment.  Goodwill represents the excess of cost over the fair value of net assets acquired.  Topic No. 350 requires periodic tests of the impairment of goodwill.  Topic No. 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market.  Our impairment analysis includes a number of assumptions around our future performance, which may differ from actual results.  When this comparison indicates that impairment must be recorded, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets.  Our annual goodwill impairment review is typically performed during the beginning of May of the fiscal year.    For Fiscal 2009, in response to several factors, including, but not limited to declines in the U.S. and international financial markets, decreased comparative store sales results of the peak holiday and winter selling seasons and our expectation that the then current comparative store sales trends would continue for an extended period, we determined that it was appropriate to perform our annual goodwill impairment testing in the third and fourth quarters of Fiscal 2009.  There were no impairment charges recorded on the carrying value of our goodwill during Fiscal 2010, the Transition Period, Fiscal 2009 or Fiscal 2008.

 Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance.  Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits.  The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs.  An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims.  Insurance reserves amounted to $49.6 million and $45.8 million at January 29, 2011 and January 30, 2010, respectively.

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

U.S. federal and state tax authorities regularly audit our tax returns. We establish tax reserves when it is considered more likely than not that we will not succeed in defending our positions.  We adjust these tax reserves, as well as the related interest and penalties, based on the latest facts and circumstances, including recently published rulings, court cases, and outcomes of tax audits.  To the extent our actual tax liability differs from our established tax reserves our effective tax rate may be materially impacted.  While it is often difficult to predict the final outcome of, the timing of, or the tax treatment of any particular tax position or deduction, we believe that our tax reserves reflect the most likely outcome of known tax contingencies.

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

Fluctuations in Operating Results

We expect that our revenues and operating results may fluctuate from fiscal quarter to fiscal quarter or over the longer term. Certain of the general factors that may cause such fluctuations are discussed in Item 1A, Risk Factors and elsewhere in the Annual Report.

Seasonality

Our business is seasonal, with our highest sales occurring in the months of September through January of each year. For the past 60 months, an average of approximately 50% of our net sales occurred during the period from September through January. Weather, however, continues to be an important contributing factor to our sales. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2010.  Historically, as the costs of merchandising and related operating expenses have increased, the Company has been able to mitigate the effect of such impact on the Company’s operations.

The U.S retail industry continues to face increased pressure on margins as commodity prices increase and the overall challenging retail conditions have led consumers to be more value conscious.  Despite a plentiful supply of goods in the market, which historically created downward pricing pressure for wholesale purchases, we expect to experience rising costs.  Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically.  It also provides us the flexibility to shift purchases between suppliers and categories.  This enables us to obtain better terms with our suppliers which we expect to help offset the expected rising costs of goods.

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

At January 29, 2011, we had $426.1 million principal amount of fixed-rate debt and $946.2 million of floating-rate debt.  Based on $946.2 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $9.5 million per year, resulting in $9.5 million less in our pre-tax earnings.  As of January 30, 2010, we estimated that an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $9.8 million per year.  This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods.  These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one point increase in interest rate were to occur over the next four fiscal quarters (excluding the effect of our interest rate cap agreements discussed below), such an increase would result in the following additional interest expenses (assuming our current ABL Line of Credit borrowing level remains constant with fiscal year end levels):

Floating-Rate Debt	(in thousands)
	Principal Outstanding at January 29, 2011	Additional Interest Expense Q1 2011	Additional Interest Expense Q2 2011	Additional Interest Expense Q3 2011	Additional Interest Expense Q4 2011

ABL Line of Credit	$168,600	$422	$422	$422	$422

Term Loan	777,550	1,944	1,944	1,944	1,944

Total	$946,150	$2,366	$2,366	$2,366	$2,366

Subsequent to the completion of the debt refinancing on February 24, 2011, we had $474.8 million principal amount of fixed-rate debt and $1,260.2 million of floating-rate debt.  Based on $1,260.2 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $12.6 million per year, resulting in $12.6 million less in our pre-tax earnings.  This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods.  These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one point increase in interest rate were to occur over the next four fiscal quarters (excluding the effect of our interest rate cap agreements discussed below), such an increase would result in the following additional interest expenses (assuming our current ABL Line of Credit borrowing level remains constant with our  borrowing levels immediately following the refinancing transaction):

Floating-Rate Debt	(in thousands)
	Principal Outstanding at January 29, 2011	Additional Interest Expense Q1 2011	Additional Interest Expense Q2 2011	Additional Interest Expense Q3 2011	Additional Interest Expense Q4 2011

Pro Forma ABL Line of Credit	$270,230	$676	$676	$676	$676

Pro Forma Term Loan	990,000	2,475	2,475	2,475	2,475

Total	$1,260,230	$3,151	$3,151	$3,151	$3,151

 We have two interest rate cap agreements for a maximum principal amount of $900 million which limit our interest rate exposure to 7% for our first $900 million of borrowings under our variable rate debt obligations and if interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $35.9 million on borrowing levels of up to $900 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million.  At January 29, 2011, our borrowing rate related to our ABL Line of Credit was 5.1%.  At January 29, 2011, the borrowing rate related to our Term Loan was 2.6%.  In connection with the debt refinancing on February 24, 2011, the borrowing rate related to our New Term Loan and ABL Line of Credit were 6.3% and 5.1% respectively.

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	56
Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010	57
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal year ended January 29, 2011, the 35 week period ended January 30, 2010 and the fiscal years ended May 30, 2009 and May 31, 2008	58
Consolidated Statements of Cash Flows for the fiscal year ended January 29, 2011, the 35 week period ended January 30, 2010 and the fiscal years ended May 30, 2009 and May 31, 2008	59
Consolidated Statements of Stockholder’s Equity for the fiscal year ended January 29, 2011, the 35 week period ended January 30, 2010 and the fiscal years ended May 30, 2009 and May 31, 2008	61
Notes to Consolidated Financial Statements for the fiscal year ended January 29, 2011, the 35 week period ended January 30, 2010 and the fiscal years ended May 30, 2009 and May 31, 2008	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Burlington Coat Factory Investments Holdings, Inc.
Burlington, NJ

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries (the “Company") as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s equity, and cash flows for the year ended January 29, 2011, the 35 week period ended January 30, 2010 and each of the two years in the period ended May 30, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

 In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries as of January 29, 2011and January 30, 2010, and the results of their operations and their cash flows for the year ended January 29, 2011, the 35 week period ended January 30, 2010 and each of the two years in the period ended May 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective June 3, 2007, the Company adopted new guidance on the accounting for uncertainty in income taxes.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 14, 2011

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(All amounts in thousands, except share amounts)

	January 29, 2011	January 30, 2010

ASSETS
Current Assets:
Cash and Cash Equivalents	$30,214	$24,750
Restricted Cash and Cash Equivalents	30,264	2,605
Accounts Receivable (Net of Allowances for Doubtful Accounts of $175 at January 29, 2011, and $513 at January 30, 2010)	49,875	31,278
Merchandise Inventories	644,228	613,295
Deferred Tax Assets	24,835	29,644
Prepaid and Other Current Assets	36,109	29,443
Prepaid Income Taxes	16,447	4,841
Assets Held for Disposal	2,156	521

Total Current Assets	834,128	736,377

Property and Equipment—Net of Accumulated Depreciation	857,589	856,149
Tradenames	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	389,986	421,091
Goodwill	47,064	47,064
Other Assets	91,241	95,313

Total Assets	$2,458,008	$2,393,994

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$190,460	$139,802
Income Taxes Payable	4,429	14,223
Other Current Liabilities	208,515	215,814
Current Maturities of Long Term Debt	14,264	14,201

Total Current Liabilities	417,668	384,040

Long Term Debt	1,358,021	1,399,152
Other Liabilities	215,528	173,067
Deferred Tax Liabilities	279,279	283,235

Commitments and Contingencies (Note 12, 14, 20, and 21)
Stockholder’s Equity:
Common Stock, Par Value $0.01; Authorized 1,000 Shares; 1,000 Issued and Outstanding at January 29, 2011 and January 30, 2010	-	-
Capital in Excess of Par Value	466,754	464,489
Accumulated Deficit	(279,242)	(309,989)
Total Stockholder’s Equity	187,512	154,500

Total Liabilities and Stockholder’s Equity	$2,458,008	$2,393,994

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(All amounts in thousands)

	Year Ended January 29, 2011	35 Weeks Ended January 30, 2010	Year Ended May 30, 2009	Year Ended May 31, 2008
REVENUES:
Net Sales	$3,669,602	$2,457,567	$3,541,981	$3,393,417
Other Revenue	31,487	21,730	29,386	30,556

Total Revenue	3,701,089	2,479,297	3,571,367	3,423,973

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	2,252,346	1,492,349	2,199,766	2,095,364
Selling and Administrative Expenses	1,156,613	759,774	1,115,248	1,090,829
Restructuring and Separation Costs (Note 16)	2,200	2,429	6,952	-
Depreciation and Amortization	146,759	103,605	159,607	166,666
Interest Expense (Inclusive of (Gain)/Loss on Interest Rate Cap Agreements)	99,309	59,476	102,716	132,993
Impairment Charges – Long-Lived Assets	2,080	46,776	37,498	25,256
Impairment Charges – Tradenames	-	-	294,550	-
Other Income, Net	(11,346)	(15,335)	(5,998)	(12,861)

Total Costs and Expenses	3,647,961	2,449,074	3,910,339	3,498,247
Income/(Loss) Before Income Tax Expense/(Benefit)	53,128	30,223	(338,972)	(74,274)
Income Tax Expense/(Benefit)	22,130	11,570	(147,389)	(25,304)

Net Income/(Loss)	30,998	18,653	(191,583)	(48,970)

Total Comprehensive Income/(Loss)	$30,998	$18,653	$(191,583)	$(48,970)

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(All amounts in thousands)

	Year Ended January 29, 2011	35 Weeks Ended January 30, 2010	Year Ended May 30, 2009	Year Ended May 31, 2008
OPERATING ACTIVITIES
Net Income (Loss)	$30,998	$18,653	$(191,583)	$(48,970)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	146,759	103,605	159,607	166,666
Amortization of Debt Issuance Costs	12,346	8,238	10,335	10,309
Impairment Charges – Long-Lived Assets	2,080	46,776	37,498	25,256
Impairment Charges – Tradenames	-	-	294,550	-
Accretion of Senior Notes and Senior Discount Notes	733	449	608	11,872
Interest Rate Cap Contracts-Adjustment to Market	5,500	(455)	(4,173)	(70)
Provision for Losses on Accounts Receivable	2,098	1,993	2,832	2,977
Provision for Deferred Income Taxes	886	(19,815)	(144,106)	(61,961)
Loss on Disposition of Fixed Assets and Leasehold Improvements	1,539	5,386	297	1,096
(Gain) Loss on Investments in Money Market Fund	(240)	(3,849)	4,661	-
Non-Cash Stock Option Expense	2,230	994	6,124	2,436
Non-Cash Rent Expense	(1,485)	(3,327)	(296)	981

Changes in Assets and Liabilities:
Accounts Receivable	(1,168)	(3,638)	(175)	(3,187)
Merchandise Inventories	(30,933)	28,538	77,696	(8,958)
Prepaid and Other Current Assets	(18,272)	2,013	(7,538)	4,682
Accounts Payable	50,659	(89,955)	(107,283)	(58,335)
Other Current Liabilities and Income Tax Payable	(28,183)	(8,737)	8,345	21,289
Deferred Rent Incentives	19,429	7,649	38,730	32,885
Other Long-Term Assets and Long-Term Liabilities	13,728	9,009	(13,833)	(991)

Net Cash Provided by Operations	208,704	103,527	172,296	97,977

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(132,131)	(60,035)	(129,957)	(95,615)
Change in Restricted Cash and Cash Equivalents	(27,659)	17	70	61
(Expenses) Proceeds From Sale of Property and Equipment and Assets Held for Sale	(38)	1,062	369	2,429
Lease Acquisition Costs	(422)	-	(3,978)	(7,136)
Issuance of Notes Receivable	-	-	-	(72)
Redesignation of Cash Equivalents to Investment in Money Market Fund	-	-	(56,294)	-
Redemption of Investment in Money Market Fund	240	4,844	50,637	-
Purchase of Tradenames Rights	-	-	(6,250)	-
Other	48	38	123	20

Net Cash Used in Investing Activities	(159,962)	(54,074)	(145,280)	(100,313)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	204,200	444,315	857,051	685,655

Principal Payments on Long Term Debt	(1,998)	(1,537)	(1,597)	(1,448)
Principal Payments on Long Term Debt—Term Loan	(87,202)	(5,998)	(2,057)	(11,443)
Principal Payments on Long Term Debt—ABL Line of Credit	(156,800)	(473,422)	(888,344)	(663,056)
Purchase of Interest Rate Cap Contract	-	-	(3,360)	(424)
Payment of Dividends	(251)	(212)	(3,000)	(725)
Debt Issuance Costs	(1,227)	(13,659)	-	-

Net Cash (Used in) Provided by Financing Activities	(43,278)	(50,513)	(41,307)	8,559

Increase (Decrease) in Cash and Cash Equivalents	5,464	(1,060)	(14,291)	6,223
Cash and Cash Equivalents at Beginning of Period	24,750	25,810	40,101	33,878

Cash and Cash Equivalents at End of Period	$30,214	$24,750	$25,810	$40,101

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$79,187	$47,963	$96,543	$109,808

Income Tax Payment (Refund), Net	$41,505	$48,764	$(5,341)	$33,692

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$17,606	$10,667	$(1,849)	$(395)
Notes Receivable from Sale of Assets Held for Sale	$-	$(2,000)	$-	$-

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
(All amounts in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Total

Balance at June 2, 2007	$-	$454,935	$(74,465)	$380,470

Net Loss			(48,970)	(48,970)
Adoption of ASC Topic No. 740	-	-	(9,687)	(9,687)
Stock Based Compensation	-	2,436	-	2,436
Dividend	-	-	(725)	(725)

Balance at May 31, 2008	-	457,371	(133,847)	323,524

Net Loss			(191,583)	(191,583)
Stock Based Compensation	-	6,124		6,124
Dividend	-	-	(3,000)	(3,000)

Balance at May 30, 2009	-	463,495	(328,430)	135,065

Net Income	-	-	18,653	18,653
Stock Based Compensation	-	994	-	994
Dividend	-	-	(212)	(212)

Balance at January 30, 2010	-	464,489	(309,989)	154,500

Net Income	-	-	30,998	30,998
Excess Tax Benefit of Stock Based Compensation	-	35	-	35
Stock Based Compensation	-	2,230	-	2,230
Dividend	-	-	(251)	(251)

Balance at January 29, 2011	$-	$466,754	$(279,242)	$187,512

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Business and Current Conditions

As of January 29, 2011, Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (the Company or Holdings) operated 460 stores in 44 states and Puerto Rico, selling apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department.  As of January 29, 2011, the Company operated stores under the names “Burlington Coat Factory” (443 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (14 stores), and “Super Baby Depot” (one store).  Cohoes Fashions offers products similar to that of Burlington Coat Factory.  MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot store offers baby clothing, accessories, furniture and other merchandise in the middle to higher price range.  During Fiscal 2010, the Company opened 25 new Burlington Coat Factory Warehouse stores.

The primary subsidiary of the Company is Burlington Coat Factory Warehouse Corporation (BCFWC), which was initially organized in 1972 as a New Jersey corporation.  In 1983, BCFWC was reincorporated in Delaware and currently exists as a Delaware corporation.  The Company was incorporated in 2006 (and currently exists) as a Delaware corporation.  In 2006, BCFWC became a wholly-owned subsidiary of the Company in a take private transaction (the Merger Transaction).

Prior to the Transition Period (as defined below under the caption “Fiscal Years”), the Company experienced recurring annual net losses since its formation in April 2006.  These losses were primarily the result of impairment charges, as detailed in Note 9 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets,” and increased interest expense associated with the Company’s leveraged debt structure as detailed in Note 12 to the Company’s Consolidated Financial Statements entitled “Long Term Debt.”

In the first quarter of Fiscal 2011, the Company completed the refinancing of its Term Loan, Senior Notes, and Senior Discount Notes.  As a result of these transactions, the Senior Notes and Senior Discount Notes, with carrying values at January 29, 2011 of $302.0 million and $99.3 million, respectively, have been repurchased.  In addition, BCFWC completed the sale of  $450 million aggregate principal amount of 10% Senior Notes due 2019  (the Notes) at an issue price of 100%.  Additionally, the Term Loan with a carrying value of $777.6 million as of January 29, 2011 has been replaced with a $1,000.0 million senior secured term loan facility (New Term Loan).  Borrowings on the ABL Line of Credit related to the transaction were $101.6 million.  As a result of these transactions, the Company incurred various fees and charges of approximately $73 milion.  In connection with the offering of the Notes and the refinancing of the Term Loan facility, a cash dividend of approximately $300.0 million in the aggregate was paid to the equity holders of Parent on a pro rata basis.

Significant declines in the United States and international financial markets and the resulting impact of such events on macroeconomic conditions have impacted and are anticipated to continue to impact customer behavior and consumer spending at retailers which impacts the Company’s sales trends.  In response to these economic conditions, the Company implemented several initiatives to restructure its workforce and reduce its cost structure (refer to Note 16 to the Company's Consolidated Financial Statements entitled "Restructuring and Separation Costs" for further discussion).  The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and operating results.  The Company believes it is also prudently managing its capital spending and operating expenses.

Despite the current trends in the retail environment and their negative impact on the Company’s comparative store sales, the Company believes that cash generated from operations, along with its existing cash and its new debt facilities, as further described in Note 23 to the Company’s Consolidated Financial Statements entitled “Subsequent Events,” will be sufficient to fund its expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that, should the economy continue to decline, the Company would be able to continue to offset decreases in its comparative store sales with continued savings initiatives.  At January 29, 2011, working capital was $386.2 million, cash and cash equivalents were $30.2 million and unused availability under the Company’s ABL Senior Secured Revolving Facility (ABL Line of Credit) was $180.0 million.

Fiscal Years

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  As a result, these Consolidated Financial Statements include the 52 week period ended January 29, 2011 (Fiscal 2010), the 35 week period ended January 30, 2010 (the Transition Period), the 52 week period ended May 30, 2009 (Fiscal 2009) and the 52 week period ended May 31, 2008 (Fiscal 2008).  See Note 2 to the Company’s Consolidated Financial Statements entitled “Fiscal Year End Change” for the comparative Consolidated Statements of Operations and Comprehensive Income (Loss) for the Transition Period compared with the 35 week period ended January 31, 2009.

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

Accounts Receivable

Accounts receivable consists of credit card receivables, lease incentive receivables and other receivables.  Accounts receivable are recorded at net realizable value, which approximates fair value.  The Company provides for an allowance for doubtful accounts for amounts deemed uncollectible.

Inventories

Merchandise inventories are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, distribution center outbound freight, and freight on internally transferred merchandise in the line item “Cost of Sales” in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  Costs associated with the Company's distribution, buying, and store receiving functions are included in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  Distribution and purchasing costs included in the line item “Selling and Administrative Expenses” amounted to $74.1 million, $40.1 million, $63.3 million, and $63.7 million for Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $9.6 million, $12.3 million, $9.3 million, and $9.5 million, respectively.

Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates.  The assets listed in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets are comprised of several plots of land and a building related to store operations, as of January 29, 2011.

Based on prevailing market conditions, the Company may determine that it is no longer advantageous to continue marketing certain assets and reclassify those assets out of the line item “Assets Held for Disposal” and into the respective asset category based on the lesser of their carrying value or fair value less cost to sell (refer to Note 5 to the Company’s Consolidated Financial Statements entitled “Assets Held for Disposal” for further details).

Property and Equipment

Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets.  The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment.  Leasehold improvements are depreciated over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less.  Repairs and maintenance expenditures are expensed as incurred.  Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized.  Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term.  Amortization of assets recorded as capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying value of all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360).  An impairment charge is recorded when an asset’s carrying value exceeds its fair value.  The Company recorded $2.0 million, $12.0 million, $10.0 million, and $6.5 million of impairment charges related to property and equipment during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively.  These amounts are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other” (Topic No. 350).  Topic No. 350 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $22.9 million and $7.2 million, relating to these costs during Fiscal 2010 and the Transition Period, respectively.

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

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount.  The Company determines fair value through multiple valuation techniques.  During Fiscal 2009, the Company recorded impairment charges related to its tradenames of $294.6 million.  See Note 7 to the Company’s Consolidated Financial Statements entitled “Intangible Assets” for further discussion of impairment charges recorded as part of the Company’s review.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 9 to the Company’s Consolidated Financial Statements entitled  “Impairment of Long-Lived Assets.”  An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset.  For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value.  The estimation of fair value is measured by discounting expected future cash flows using the Company’s risk adjusted rate of interest.  There were no charges related to identifiable intangible assets during Fiscal 2010.  The Company recorded impairment charges related to identifiable intangible assets of $34.6 million, $26.1 million, and $18.8 million during the Transition Period, Fiscal 2009 and Fiscal 2008, respectively.  These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with Topic No. 360.  This Topic requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows by the Company’s risk adjusted rate of interest.   The Company recorded impairment charges related to long-lived assets of $2.0 million, $12.0 million, $10.0 million, and $6.5 million during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively.  These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 9 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Assets

Other assets consist primarily of deferred financing fees, landlord owned store assets that the Company has paid for as part of its lease, purchased lease rights, notes receivable and the net accumulation of excess rent income, accounted for on a straight-line basis, over actual rental income receipts.  Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization.  Amortization of deferred financing fees is recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Landlord owned assets represent leasehold improvements at certain stores where the landlord has retained title to such assets.  These assets are amortized over the straight line rent period and the amortization is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Purchased lease rights are amortized over the straight line rent period and the amortization is recorded in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360.  During Fiscal 2010, the Transition Period and Fiscal 2009, the Company recorded impairment charges of $0.1 million, $0.1 million and $1.4 million, respectively, related to landlord owned assets and purchased lease rights.  There were no such impairment charges in Fiscal 2008.  These charges were recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  See Note 9 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Customer liabilities totaled $30.2 million and $33.2 million, as of January 29, 2011 and January 30, 2010, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.  Self insurance reserves were $49.6 million and $45.8 million, as of January 29, 2011 and January 30, 2010, respectively.  At January 29, 2011 and January 30, 2010, the portion of the self insurance reserve expected to be paid in the next twelve months of $19.1 million and $24.2 million, respectively, was recorded in the line item "Other Current Liabilities" in the Company's Consolidated Balance Sheets.   The remaining respective balances of $30.5 million and $21.6 million were recorded in the line item "Other Liabilities" in the Company's Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the net accumulation of excess straight-line rent expense over actual rental payments and tax liabilities associated with the uncertainty in income taxes recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs of store remodeling. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured.  Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  At January 29, 2011, deferred lease incentives were $123.0 million.

Common Stock

The Company has 1,000 shares of common stock issued and outstanding, all of which are owned by Parent.  Parent has 51,674,204 shares of Class A common stock, par value $0.001 per share and 5,769,356 shares of Class L common stock, par value $0.001 per share, authorized.  As of January 29, 2011, 45,458,316 shares of Class A common stock and 5,050,924 shares of Class L common stock were outstanding.  As of January 30, 2010, 45,669,546 shares of Class A common stock and 5,074,394 shares of Class L common stock were outstanding.

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

	(in thousands)
	Year Ended	35 Weeks Ended	Years Ended
	January 29, 2011	January 30, 2010	May 30, 2009	May 31, 2008

Service Fees	$12,453	$8,183	$9,517	$10,529
Rental Income from Leased Departments	7,843	5,997	8,699	7,886
Subleased Rental Income and Other Miscellaneous Items	11,191	7,550	11,170	12,141
Total	$31,487	$21,730	$29,386	$30,556

Rental income from leased departments results from arrangements at some of the Company’s stores where the Company has granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances and jewelry.  The Company does not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties.

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

Rebates and allowances that are reimbursements of specific expenses that meet the criteria of Topic No. 605 are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.  Reimbursements of expenses, exclusive of advertising rebates, amounted to $1.9 million, $1.3 million, $2.6 million and $2.0 million during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively.

Advertising Costs

The Company's net advertising costs consist primarily of television and newspaper costs. The production costs of net advertising are expensed as incurred.  Net advertising expenses are included in the line item “Selling and Administrative Expenses” on the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).  During Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, advertising expense was $70.4 million, $49.4 million, $75.2 million and $70.8 million, respectively.

The Company nets certain cooperative advertising reimbursements received from vendors that meet the criteria of Topic No. 605 against specific, incremental, identifiable costs incurred in connection with selling the vendors' products.  Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold.  Vendor rebates netted against advertising expenses were $0.4 million, $0.2 million, $1.7 million and $0.4 million during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively.

Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.”  Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets.  During Fiscal 2010 and the Transition Period, the Company did not enter into any new barter agreements.  During Fiscal 2009 and Fiscal 2008, the Company exchanged $10.7 million and $5.2 million, respectively, of inventory for certain advertising credits.  To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $10.7 million and $5.2 million in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) during Fiscal 2009 and Fiscal 2008, respectively.  The remaining advertising credits received of $7.5 million are to be used over the four consecutive fiscal years following Fiscal 2010.

The following table summarizes the prepaid advertising expense in the line items “Prepaid and Other Current Assets” and “Other Assets” in the Company’s Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010:

	(in thousands)
	January 29, 2011	January 30, 2010

Prepaid and Other Current Assets	$2,681	$2,681
Other Assets	4,864	7,508
Total Prepaid Advertising Expense	$7,545	$10,189

The following table details barter credit usage for Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008:

	(in thousands)
	Fiscal Year Ended	35 Weeks Ended	Fiscal Years Ended
	January 29, 2011	January 30, 2010	May 30, 2009	May 31, 2008
Barter Credit Usage	$2,644	$1,816	$2,334	$1,635

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).  Deferred income taxes reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. A valuation allowance against the Company’s deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized. In determining the need for a valuation allowance, management is required to make assumptions and to apply judgment, including forecasting future earnings, taxable income, and the mix of earnings in the jurisdictions in which the Company operates. Management periodically assesses the need for a valuation allowance based on the Company’s current and anticipated results of operations.  The need for and the amount of a valuation allowance can change in the near term if operating results and projections change significantly.

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

    As noted above under the caption “Revenue Recognition” and the caption “Other Revenue,” the Company ceased recognizing dormancy fees in Fiscal 2008 and began recognizing breakage income related to store value cards.  During Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, the Company recognized $2.7 million, $4.9 million, $3.1 million and $5.3 million, respectively, of breakage income in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Comprehensive Income (Loss)

The Company presents comprehensive income (loss) on its Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC Topic No. 220 “Comprehensive Income.”   During Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, comprehensive income (loss) consisted of net income (loss).

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations.  The Company accounts for these types of leases under the provisions of ASC Topic No. 840, “Leases” (Topic No. 840) and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes.  Assets held under capital leases are included in the line item “Property and Equipment – Net of Accumulated Depreciation” in the Company’s Consolidated Balance Sheets.  For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company expenses rent during the store fixturing and merchandising phase of the leased property.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date.  There are 730,478 units reserved under the 2006 Management Incentive Plan (as amended).  Each unit consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock.  As of January 29, 2011, 489,499 options to purchase units and 98,367 units of restricted stock were outstanding and are being accounted for under Topic No. 718.  During Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, the Company recognized non cash stock compensation expense of $2.2 million, $1.0 million, $6.1 million and $2.4 million, respectively (refer to Note 13 to the Company’s Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock Based Compensation” for further details).

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

For comparative purposes, Consolidated Statements of Operations and Comprehensive Income (Loss) for the 35 week periods ended January 30, 2010 and January 31, 2009 are presented as follows:

	(in thousands)
	35 Weeks Ended
	January 30, 2010	January 31, 2009 (Unaudited)
REVENUES:
Net Sales	$2,457,567	$2,476,635
Other Revenue	21,730	20,277
Total Revenue	2,479,297	2,496,912

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	1,492,349	1,510,409
Selling and Administrative Expenses	759,774	761,062
Restructuring and Separation Costs (Note 16)	2,429	1,929
Depreciation and Amortization	103,605	106,823
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	59,476	74,263
Impairment Charges – Long-Lived Assets	46,776	28,134
Impairment Charges – Tradenames	-	279,300
Other Income, Net	(15,335)	(4,698)
Total Costs and Expenses	2,449,074	2,757,222

Income (Loss) Before Income Tax Expense (Benefit)	30,223	(260,310)
Income Tax Expense (Benefit)	11,570	(104,667)

Net Income (Loss)	18,653	(155,643)

Total Comprehensive Income (Loss)	$18,653	$(155,643)

 3.        Recent Accounting Pronouncements

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic No. 815): Scope Exception Related to Embedded Credit Derivatives” (ASU 2010-11). ASU 2010-11 clarifies the only form of embedded credit derivative that is exempt from the embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature.  The amendments in this ASU were effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010.   The adoption of ASU 2010-11 did not have a material impact on the Company’s Consolidated Financial Statements.

4.         Restricted Cash and Cash Equivalents

At January 29, 2011, restricted cash and cash equivalents consisted of $27.8 million of collateral in lieu of a letter of credit for certain insurance contracts and $2.5 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.  At January 30, 2010 restricted cash and cash equivalents consisted of $2.6 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company.

5.	Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term.  The Company either identified or was actively seeking out potential buyers for these assets as of the balance sheet dates.  Included in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheet as of January 29, 2011 were three owned parcels of land adjacent to three of the Company’s stores and an owned building which is currently vacant.

As of January 30, 2010, included in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheet was an owned parcel of land adjacent to one of the Company’s stores.

Assets held for disposal are valued at the lower of their carrying value or fair value less cost to sell as follows:

	(in thousands)
	January 29, 2011	January 30, 2010
Property and Equipment	$2,156	$521

6.           Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 29, 2011	January 30, 2010

Land	N/A	$160,998	$162,089
Buildings	20 to 40 Years	353,187	348,780
Store Fixtures and Equipment	3 to 10 Years	383,927	326,165
Software	3 to 5 Years	118,630	95,681
Leasehold Improvements	Shorter of lease term or useful life	358,976	331,746
Construction in Progress	N/A	6,104	23,414
		1,381,822	1,287,875
Less: Accumulated Depreciation		(524,233)	(431,726)

Total Property and Equipment, Net of Accumulated Depreciation		$857,589	$856,149

As of January 29, 2011 and January 30, 2010, assets, net of accumulated amortization of $7.8 million, and $6.1 million, respectively, held under capital leases amounted to approximately $28.5 million and $30.1 million, respectively, and are included in the line item “Buildings” in the foregoing table.  Amortization expense related to capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  The total amount of depreciation expense during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008 was $112.2 million, $80.4 million, $125.7 million and $133.1 million, respectively.

During Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, the Company recorded impairment charges related to Property and Equipment of $2.0 million, $12.0 million, $10.0 million and $6.5 million, respectively (refer to Note 9 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

Internally developed software is being amortized on a straight line basis over three to five years and is being recorded in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Depreciation and amortization of internally developed software amounted to $13.9 million, $8.2 million, $20.7 million and $20.0 million, respectively, during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008.

7.           Intangible Assets

The Company accounts for indefinite-lived intangible assets and finite-lived intangible assets in accordance with Topic No. 350 and Topic No. 360, respectively.  In accordance with Topic No. 350, indefinite-lived intangible assets not subject to amortization shall be tested for impairment on an annual basis, and between annual tests in certain circumstances.  The Company typically performs this assessment in the beginning of May of the fiscal year.  During Fiscal 2010 and the Transition Period, there were no triggering events that required the Company to perform its Topic No. 350 testing during other quarterly or annual periods.  During Fiscal 2009, the Company concluded it was appropriate to test its indefinite-lived intangible assets for recoverability in the third fiscal quarter (refer to Note 8 to the Company’s Consolidated Financial Statements entitled “Goodwill” for further discussion regarding the Company’s decision to accelerate impairment testing under Topic No. 350 in Fiscal 2009).

In accordance with Topic No. 360, the Company tests long-lived assets and certain identifiable intangibles (favorable leases) to be held and used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset.  If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s risk adjusted interest rate (refer to Note 9 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion regarding the Company’s impairment testing under Topic No. 360).

Intangible assets at January 29, 2011 and January 30, 2010 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	January 29, 2011			January 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$-	$238,000	$238,000	$-	$238,000

Favorable Leases	$521,561	$(131,575)	$389,986	$521,775	$(100,684)	$421,091

Tradenames

The gross carrying amount of the Company’s tradenames as of January 29, 2011 reflects no change in the balance from January 30, 2010.  As part of the Company’s annual assessment in accordance with Topic No. 350, the fair value of the Company’s tradenames as of January 29, 2011 exceeded its carrying value indicating that the asset was not impaired.

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

Favorable Leases

Fiscal 2010

The decrease in the gross carrying amount of the Company’s favorable leases from January 30, 2010 to January 29, 2011 reflects a reduction of $0.2 million cost adjustment recorded during Fiscal 2010 which represented certain favorable leases becoming fully amortized during the period.

 Accumulated amortization of favorable leases as of January 29, 2011 reflects increased amortization expense of $31.1 million, partially offset by a decrease of $0.2 million related to a cost adjustment, as discussed above, which decreased both the carrying cost and accumulated amortization of the favorable leases.

The weighted average amortization period remaining for the Company's favorable leases is 16.9 years.  Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)

2011	$29,854
2012	28,590
2013	27,972
2014	26,812
2015	25,698

Total	$138,926

8.   Goodwill

Goodwill totaled $47.1 million as of both January 29, 2011 and January 30, 2010.  The Company accounts for goodwill in accordance with Topic No. 350.  In accordance with Topic No. 350, goodwill shall be tested for impairment on an annual basis, and between annual tests in certain circumstances.  The Company typically performs this testing during the beginning of May of each fiscal year.  During Fiscal 2010 and the Transition Period, there were no triggering events that required the Company to accelerate its Topic No. 350 impairment testing.  During Fiscal 2009, the Company concluded that it was appropriate to test its goodwill for recoverability in connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009 (the three month period ended February 28, 2009) in light of the following factors:

•	Significant declines in the U.S. and international financial markets and the resulting impact of such events on current and anticipated future macroeconomic conditions and customer behavior;

•	The determination that these macroeconomic conditions were impacting the Company’s sales trends as evidenced by decreases in comparative store sales;

•	Decreased comparative store sales during the peak holiday and winter selling seasons which were significant to the Company’s annual financial results;

•	Declines in market valuation multiples of peer group companies used in the estimate of the Company’s business enterprise value; and

•	The Company’s expectation that unfavorable comparative store sales trends would continue for an extended period.

The Company revised its business strategies to include a more moderate store opening plan which reduced  future projections of revenue and operating results offset by initiatives that were implemented to reduce the Company's cost structure as discussed in Note 16 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs.”  As a result of the review, the Company assessed that there was no goodwill impairment during Fiscal 2009.

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

Based upon the Company's impairment analysis of recorded goodwill during Fiscal 2010, the Company determined that there was no goodwill impairment.  The Company believes its estimates were appropriate based upon the then current market conditions.  However, future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitability projections or the weighted average cost of capital increases or market valuation multiples associated with peer group companies continue to decline.  There have been no cumulative goodwill impairments to date.

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

Impairment charges recorded during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008 amounted to $2.1 million, $46.8 million, $37.5 million and $25.3 million, respectively.  Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Year	35 Weeks Ended	Fiscal Year Ended
Asset Categories	January 29, 2011	January 30, 2010	May 30, 2009	May 31, 2008

Favorable Leases	$-	$34,642	$26,080	$18,786
Leasehold Improvements	779	9,443	6,282	3,908
Furniture and Fixtures	1,148	2,284	2,086	2,026
Other Property and Equipment	93	291	1,624	536
Other Assets	60	116	1,426	-

Total	$2,080	$46,776	$37,498	$25,256

The impairment of store level assets related to nine of the Company’s stores for Fiscal 2010, 33 of the Company’s stores during the Transition Period, 37 of the Company’s stores during Fiscal 2009, and 23 of the Company’s stores for Fiscal 2008.

As noted above, long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820.  The nine stores that were impaired during Fiscal 2010 were 100% impaired and therefore have zero fair value as of January 29, 2011 and would be categorized as Level 3 – Significant Un-Observable Inputs.

10.           Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with ASC Topic No. 815 “Derivatives and Hedging” (Topic No. 815).  Topic No. 815 provides disclosure requirements to provide users of financial statements with an enhanced understanding of: (i) How and why an entity uses derivative instruments; (ii) How derivative instruments and related hedged items are accounted for under Topic No. 815 and its related interpretations; and (iii) How derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position.  The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt.  Instead, the interest rate cap agreements are adjusted to market on a quarterly basis.  As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Contract – Adjustment to Market” in the Company’s Consolidated Statements of Cash Flows.

As of January 29, 2011, the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	January 29, 2011		January 30, 2010

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$3,279	Other Assets	$8,779

(in thousands)
Liability Derivatives
	January 29, 2011		January 30, 2010
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$-	Other Liabilities	$-

(in thousands)
(Gain)/Loss on Derivatives Instruments

Amount of Loss or (Gain) Recognized in Income on Derivatives
		Year Ended	35 Weeks Ended	Year Ended
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives	January 29, 2011	January 30, 2010	May 30, 2009	May 31, 2008

Interest Rate Cap Agreements	Interest Expense	$ 5,550	$ (455)	$ (4,173)	$ (70)

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

On December 29, 2007, the Company discontinued assessing dormancy service fees on inactive store value cards and began estimating and recognizing store value card breakage income in proportion to actual store value card redemptions.   Such income is recorded in the line item “Other Income, Net” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Company now determines an estimated store value card breakage rate by continuously evaluating historical redemption data.   Breakage income is recognized in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.  During Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, the Company recorded $2.7 million, $4.9 million, $3.1 million and $5.3 million, respectively, of breakage income.

12.           Long-Term Debt

Long-Term Debt consists of:

	(in thousands)
	January 29, 2011	January 30, 2010

$900,000 Senior Secured Term Loan Facility, Libor plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$777,550	$864,752
$721,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance, expires February 4, 2014 (a)	168,600	121,200
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from April 15, 2011 to April 15, 2014	301,997	301,264
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from April 15, 2011 to October 15, 2014	99,309	99,309
Industrial Revenue Bonds, 6.1% due in semi-annual payments of various amounts from March 1, 2010 to September 1, 2010	-	1,210
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	200	400
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	82	167
Capital Lease Obligations	24,547	25,051

Total debt	1,372,285	1,413,353
Less: current maturities	(14,264)	(14,201)

Long-term debt, net of current maturities	$1,358,021	$1,399,152

(a) The $721 million ABL Line of Credit is effective through May 31, 2011, at which time the facility is reduced to a $600 million ABL Line of Credit. The $600 million ABL Line of Credit expires February 4, 2014.

Term Loan

As part of the financing of the Merger Transaction, the Company entered into agreements with several lenders to establish the Senior Secured Term Loan Facility (Term Loan).  The $900 million Term Loan was for a seven year period at an interest rate of LIBOR plus 2.3%.  The loan was to be repaid in quarterly payments of $2.3 million from August 26, 2011 to May 28, 2013.  The Company was also required to make an additional payment based on 50% of the available free cash flow (as defined in the credit agreement for the Term Loan) at the end of each fiscal year.  This payment offset future mandatory quarterly payments.

In January 2011 and January 2010, the Company made prepayments in the amount of $75.0 million and $11.5 million, respectively, on its Term Loan.  These prepayments offset the mandatory quarterly payments of $2.3 million per quarter.

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

On February 24, 2011, the Company refinanced the Term Loan with the proceeds of a new $1.0 billion senior secured term loan facility (New Term Loan Facility).  Refer to Note 23 to the Company’s Consolidated Financial Statements entitled “Subsequent Events” for further details.

ABL Line of Credit

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

 The ABL Line of Credit carried an interest rate of LIBOR plus a spread which is determined by our annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on our usage of the line of credit, were charged on the unused portion of the facility and were included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

At January 29, 2011, the Company had $180.0 million available under the ABL Line of Credit.  The maximum borrowings under the ABL Line of Credit during Fiscal 2010 and the Transition Period were $171.8 million and $150.3 million, respectively.   Average borrowings under the ABL Line of Credit amounted to $10.5 million at an average interest rate of 2.7% during Fiscal 2010 and $31.5 million at an average interest rate of 2.7% during the Transition Period.  At January 29, 2011 and January 30, 2010, $168.6 million and $121.2 million, respectively, were outstanding under the ABL Line of Credit and were included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheets.  Borrowings as of January 29, 2011 and January 30, 2010 were due to the working capital management strategy in place at the end of the year which required increased borrowings in order to accelerate accounts payable payments in both years.  Prior to the modification, commitment fees of 0.25% were charged on the unused portion of the facility and were included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

At January 29, 2011 and January 30, 2010, the Company’s borrowing rate related to the ABL Line of Credit was 5.1% and 5.3%, respectively.  At January 29, 2011 and January 30, 2010, the Company’s borrowing rates related to the Term Loan were 2.6% and 2.5%, respectively.

On February 24, 2011, the Company modified its ABL Line of Credit.  Refer to Note 23 to the Company’s Consolidated Financial Statements entitled “Subsequent Events” for further details.

Both the Term Loan and the ABL Line of Credit are fully, jointly, and severally, guaranteed by all of the Company’s subsidiaries.  The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.  The Term Loan is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

The Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things; maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Refer to Note 23 of the Company’s Consolidated Financial Statements for discussion of covenants under the New Term Loan.

Senior Notes and Senior Discount Notes

In connection with the Merger Transaction, the Company and BCFWC, respectively, entered into agreements with several lenders to issue a $305 million aggregate principal amount of senior unsecured notes (Senior Notes) and a $99.3 million aggregate principal amount of senior unsecured discount notes (Senior Discount Notes).  The $305 million Senior Notes, issued at a $5.9 million discount, accrued interest at a rate of 11.1% payable semi-annually on October 15th and April 15th of each year.   The Senior Notes were scheduled to mature on April 15, 2014 and were guaranteed by Holdings and each of the Company’s existing and future subsidiaries.  The $99.3 million Senior Discount Notes were issued at a substantial discount and generated gross proceeds of approximately $75 million.  The Senior Discount Notes accreted at a rate of 14.5%, compounded semi-annually up to the accreted value of $99.3 million as of April 15, 2008.  Interest was paid semi-annually on October 15th and April 15th, commencing on October 15, 2008 at a rate of 14.5%.  The Senior Discount Notes were scheduled to mature on October 15, 2014 and were not guaranteed by the Company or any of its subsidiaries.  Accretion, related to both the Senior Discount Notes and the Senior Notes, amounted to $0.7 million, $0.4 million, $0.6 million, and $11.9 million during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively.  Accretion of the Senior Discount Notes is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and is included as an adjustment to net income (loss) in arriving at net cash provided by operating activities in the Company’s Consolidated Statements of Cash Flows.  Upon maturity of the Senior Notes and Senior Discount Notes, the payment of the accreted value of the notes was included as a cash flow used in financing activities within the Company’s Consolidated Statement of Cash Flow.

On February 24, 2011, BCFWC completed its sale of $450.0 million aggregate principal amount of 10% senior notes due 2019 at an issue price of 100% (the Notes).  In connection with the offering of the Notes, the refinancing of the New Term Loan and the modification of the ABL Line of Credit, the Company repurchased the Senior Notes and the Senior Discount Notes.  Refer to Note 23 to the Company’s Consolidated Financial Statements entitled “Subsequent Events” for further details.

As of January 29, 2011, the Company was in compliance with all of its financial debt covenants. The credit agreements regarding the ABL Line of Credit and the Term Loan, as well as the indentures governing the Senior Notes and Senior Discount Notes, contain covenants that, among other things, limit the ability of the Company and its restricted subsidiaries to, among other things:

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

Other Debt

The Industrial Revenue Bonds, which were paid in full during Fiscal 2010, were issued in connection with the construction of the Company’s distribution center in Burlington, New Jersey.  The bonds were secured by a first mortgage on the distribution center.  Payment of interest and principal was guaranteed under an irrevocable letter of credit in the amount of $1.2 million.  Refer to Note 20 entitled “Commitments and Contingencies” for further discussion regarding the Company’s outstanding letters of credit.

On December 5, 2001, the Company borrowed $2.0 million from the Burlington County Board of Chosen Freeholders.  The proceeds were used for part of the acquisition and development costs of the Company’s distribution facility in Edgewater Park, New Jersey.  The loan is interest-free, matures on January 1, 2012 and is to be repaid in monthly installments of seventeen thousand dollars, which began on February 1, 2002.  The loan balance at January 29, 2011 was $0.2 million.

In January 2006, the Company purchased the ground lease and sublease related to one of its store locations.  The Company financed this purchase partially through the issuance of a promissory note (the Note) in the principal amount of $0.5 million.  The Note bears interest at 4.4% per annum and matures on December 23, 2011.  The outstanding principal balance of the loan amounted to $0.1 million at January 29, 2011 and is to be repaid in equal monthly installments of eight thousand dollars, which began on February 23, 2006.

Scheduled maturities of the Company’s long-term debt and capital lease obligations, as they exists as of January 29, 2011, in each of the next five fiscal years are as follows.  Refer to Note 23 to the Company’s Consolidated Financial Statements entitled “Subsequent Events” for maturities of the Company’s long-term debt based on the Company’s debt refinancing.

	(in thousands)
Fiscal years ending in	Long-Term Debt	Capital Lease Obligations	Total

2011	$13,717	$547	$14,264
2012	355,675	706	356,381
2013	421,875	778	422,653
2014	559,474	868	560,342
2015 and Thereafter	-	21,648	21,648

Total	1,350,741
		24,547	1,375,288
Less: Unamortized Discount	(3,003)	-	(3,003)

Total	1,347,738	24,547	1,372,285
Less: Current Portion	(13,717)	(547)	(14,264)

Long Term Debt	$1,334,021	$24,000	$1,358,021

The capital lease obligations noted above are exclusive of interest charges of $2.1 million, $2.0 million, $2.0 million, $1.9 million and $12.4 million for the fiscal years ended January 28, 2012, February 2, 2013, February 1, 2014, January 31, 2015 and thereafter, respectively.

The Company has $29.2 million and $40.3 million in deferred financing fees related to its long term debt instruments recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets as of January 29, 2011 and January 30, 2010, respectively.  Amortization of deferred financing fees amounted to $12.3 million, $8.2 million, $10.3 million and $10.3 million during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively, and is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  During Fiscal 2010, the Company recognized $1.2 million of additional deferred financing fees incurred as a result of the Company’s modification of the ABL Line of Credit in January 2010.  Amortization expense related to the deferred financing fees as they existed at January 29, 2011 for each of the next five fiscal years is estimated to be as follows:

Fiscal years	(in thousands)

2011	$12,357
2012	12,398
2013	3,761
2014	703
2015 and Thereafter	-

Total	$29,219

Deferred financing fees have a weighted average amortization period of approximately 2.5 years.

13.                 Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors (the Board) adopted the 2006 Management Incentive Plan (the Plan).  The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to directors, executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock.    As of January 29, 2011, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

On April 24, 2009, Parent’s Board approved new forms of: (i) Non-Qualified Stock Option Agreements applicable to certain members of executive management and other members of management, both of which are substantially similar to the pre-existing form of the Non-Qualified Stock Option Agreement with the exception that the new forms grant options to purchase units of Parent’s common stock at two (instead of three) exercise prices, of which two-thirds of the options granted will be at an exercise price of $90 per unit and one-third will be at an exercise price of $180 per unit, whereas previously the options under an award were divided equally between exercise prices of $100 or $90 per unit, $180 per unit and $270 per unit; and (ii) Restricted Stock Grant Agreements applicable to certain members of executive management  and other members of management, both of which are substantially similar to the pre-existing form of Restricted Stock Agreement except that:

•
awards granted under the new agreements vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date (instead of vesting 100% on the first anniversary of the grant date); and

•	the new agreements contain a mechanism by which recipients of awards granted thereunder may comply with certain of their income tax obligations relating to such awards.

In order to conform outstanding options to the new forms of Non-Qualified Stock Option Agreements described above, on April 24, 2009, the Board also approved amendments to (i) then outstanding option agreements entered into prior to 2007 in order to lower the exercise price of options issued at an exercise price of $270 per unit to $90 per unit; provided, however, that the modified options commenced a new five year vesting period from and after the date of each amendment; and (ii) then outstanding option agreements entered into after 2006 in order to (a) re-price options issued at an exercise price of $100 per unit to $90 per unit; and (b) lower the exercise price of options issued at $270 per unit to $90 per unit, as stated above.  The incremental compensation cost resulting from the modifications over the remaining vesting period of the options at the time of modification was $1.2 million, which is expected to be recognized by the Company over the next 3.2 years from the date of modification.  Incremental compensation expense recognized during Fiscal 2010, the Transition Period and Fiscal 2009 related to the modification was $0.1 million, $0.1 million and less than $0.1 million, respectively.

Non-cash stock compensation expense during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008 amounted to $2.2 million, $1.0 million, $6.1 million and $2.4 million, respectively.   The table below summarizes the types of stock compensation:

	(in thousands)
	Year Ended	35 Weeks Ended		Years Ended
Type of Non-Cash Stock Compensation	January 29, 2011	January 30, 2010		May 30, 2009		May 31, 2008
Stock Compensation – Separation Costs	$-	$56	(b)	$2,425	(a)	$-
Stock Option Compensation (b)	1,378	180		3,448		2,436
Restricted Stock Compensation (b)	852	758		251		-
Total	$2,230	$994		$6,124		$2,436

(a)	Included in the line item "Restructuring and Separation Costs" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

(b)	Included in the line item "Selling and Administrative Expense" in the Company's Consolidated Statements of Operations and Comprehensive Income (Loss).

The $0.1 million and $2.4 million, respectively, of stock compensation – separation costs during the Transition Period and Fiscal 2009 relate to the separation of certain executives from the Company during the Transition Period and the separation of the Company’s former President and Chief Executive Officer (Former CEO) from the Company during Fiscal 2009.  These costs are related to the purchase of a portion of the former executives’ and the Former CEO’s restricted stock and the acceleration of certain options previously granted to the Former CEO, each pursuant to the former executive’s separation agreement (refer to Note 16 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further information regarding the separation of the Former CEO from the Company).

Stock Options

Options granted during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008 were all service-based awards and were granted, or modified, at exercise prices of $90 per unit and $180 per unit.

With the exception of 3,999 options that were granted during the Transition Period and vested during Fiscal 2010, all options vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years.  The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of January 29, 2011, the Company had 489,499 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with Topic No. 718 using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the adoption date (June 4, 2006 for the Company).

During Fiscal 2010, the Company recognized non-cash stock option compensation expense of $1.4 million ($0.8 million after tax), net of a $1.4 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.  During the Transition Period, the Company recognized non-cash stock compensation expense of $0.2 million ($0.1 million after tax), net of a $1.7 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

During Fiscal 2009 and Fiscal 2008, the Company recognized non-cash stock option compensation expense of $3.4 million ($1.9 million after tax) and $2.4 million ($1.6 million after tax), net of $1.2 million and $1.0 million, respectively, of forfeiture adjustments that were recorded as a result of actual forfeitures being higher than initially estimated.

Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  As of January 29, 2011, there was approximately $6.2 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 4.9 years.  The service-based awards are expensed on a straight-line basis over the requisite service period of 3 to 5 years.  As of January 29, 2011, 33.8% of outstanding options to purchase units had vested.

Stock option transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit

Options Outstanding May 31, 2008	412,000	$181.25

Options Issued	157,000	115.22
Options Forfeited	(68,000)	181.96
Options Cancelled	(12,500)	180.00

Options Outstanding May 30, 2009	488,500	$123.62

Options Issued	52,000	120.00
Options Forfeited	(62,000)	120.00

Options Outstanding January 30, 2010	478,500	$123.70

Options Issued	82,000	120.00
Options Forfeited	(71,001)	120.00

Options Outstanding January 29, 2011	489,499	$123.62

 Non-vested stock option unit transactions during Fiscal 2010 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, January 30, 2010	361,500	$36.50

Non-Vested Options Granted	82,000	44.68

Non-Vested Options Vested	(70,799)	38.18

Non-Vested Options Forfeited	(48,601)	35.16

Non-Vested Options Outstanding, January 29, 2011	324,100	$38.28

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of January 29, 2011:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At January 29, 2011	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at January 29, 2011	Weighted Average Remaining Contractual Life (Years)

$90.00	320,666	7.7	96,266	5.8
$180.00	154,833	7.0	55,133	5.4
$270.00	14,000	2.3	14,000	2.3
	489,499		165,399

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of January 29, 2011
$90.00	259,333	7.7	$90.00
$180.00	126,666	7.0	$180.00
$270.00	14,000	2.3	$270.00
	399,999

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008:

	Fiscal 2010		35 Weeks Ended January 30, 2010		Fiscal 2009	Fiscal 2008

Risk-Free Interest Rate		1.8 – 3.4%		2.9 – 3.5%	2.5 – 2.8%	3.6 – 3.8%
Expected Volatility		38.2%		46.6%	49.1%	35.0%
Expected Life (years)		6.6 – 9.5		6.0 – 9.9	7.3-8.7	6.6 – 7.9
Contractual Life (years)		10.0		10.0	10.0	10.0
Expected Dividend Yield		0.0%		0.0%	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$90.00		$49.80		$26.31	$21.77	$73.85
$180.00		$34.45		$24.24	$26.24	$46.81
$270.00	$	N/A	$	N/A	$25.38	$36.83

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from changes in the Company’s business forecast, market conditions and changes in the fair value and book value of the Company’s debt.  For additional information, refer to Note 8 to the Company’s Consolidated Financial Statements entitled “Goodwill.”

Restricted Stock Awards

Under the Plan, the Company also has the ability to grant restricted stock awards (Awards).

During Fiscal 2010, the Company did not grant any Awards.  During the Transition Period, the Company made one grant of 840 Awards of restricted stock at a weighted average fair value per Grant of $56.36.  This grant vests 50% on the second anniversary of the grant and 50% on the third anniversary of the grant.  During Fiscal 2009, The Company granted 114,245 Awards at a weighted average fair value per Award of $48.32.  The fair value of each unit of restricted stock granted under the Plan is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of shares of common stock outstanding.    All Awards of restricted stock granted to date under the Plan are service-based awards.  Following a change of control, as defined by the Plan, all unvested Awards shall accelerate and vest as of the date of such change of control.

During Fiscal 2010, the Transition Period and Fiscal 2009, the Company recorded $0.9 million, net of a $0.2 million forfeiture adjustment related to actual forfeitures being higher than initially estimated, $0.8 million, net of a $0.1 million forfeiture adjustment related to actual forfeitures being higher than initially estimated, and $0.3 million, respectively, of non-cash restricted stock compensation expense.  There was no forfeiture adjustment during Fiscal 2009.  These expenses were included in the line item “Selling and Administrative Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  As of January 29, 2011, there was approximately $1.2 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 1.4 years.   Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years.  At January 29, 2011, 27,227 of the outstanding Awards of restricted stock were vested.

Grant Transactions for Fiscal 2010 are summarized below:

Number of Awards
Awards Outstanding May 31, 2008	61,120

Awards Granted	114,245
Awards Forfeited	(33,333)

Awards Outstanding May 30, 2009	142,032

Awards Granted	840
Awards Forfeited	(22,813)

Awards Outstanding January 30, 2010	120,059

Awards Granted	-
Awards Forfeited	(21,692)

Awards Outstanding January 29, 2011	98,367

Non-vested Award transactions during Fiscal 2010 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards

Non-Vested Awards Outstanding, January 30, 2010	92,552	$47.97

Awards Granted	-	-

Awards Vested	(2,500)	84.19

Awards Forfeited	(18,912)	45.80

Non-Vested Awards Outstanding, January 29, 2011	71,140	$47.27

 14.           Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years.  The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal Years	Operating Leases (a)	Capital Leases

2011	$192,945	$2,616
2012	194,148	2,724
2013	184,487	2,733
2014	157,634	2,755
2015 and Thereafter	555,183	34,054
Total Minimum Lease Payments	1,284,397	44,882
Amount Representing Interest	-	(20,335)
Total Future Minimum Lease Payments	$1,284,397	$24,547

a) Total future minimum lease payments include $37.6 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $101.7 million of minimum lease payments for nine stores that the Company has committed to open during Fiscal 2011.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $47.0 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008:

	(in thousands)
	Year Ended	35 Weeks Ended	Year Ended
	January 29, 2011	January 30, 2010	May 30, 2009	May 31, 2008
Rent Expense:
Minimum Rental Payments	$182,473	$117,737	$170,134	$150,979
Contingent Rental Payments	1,882	912	1,515	1,171
Straight-Line Rent Expense	10,639	4,196	7,358	6,768
Lease Incentives Amortization	(13,043)	(7,543)	(9,090)	(5,079)
Amortization of Purchased Lease Rights	857	560	956	140
Total Rent Expense	182,808	115,862	170,873	153,979

Less All Rental Income	(17,711)	(12,741)	(18,546)	(18,769)
Total Net Rent Expense	$165,097	$103,121	$152,327	$135,210

15.           Employee Retirement Plans

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

During Fiscal 2010, the Company recorded $2.4 million of 401(k) Plan Match expense.  Under the Company’s 401(k) Plan, the Company is able to utilize monies recovered through forfeitures to fund some or all of the annual 401(k) Plan Match expense.  A forfeiture is the portion of the Company’s matching contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such matching contribution.  The Company used $0.7 million of 401(k) Plan forfeitures during Fiscal 2010 to fund a portion of the 401(k) Plan Match for the 2010 401(k) Plan year, which ended on December 31, 2010.

During the Transition Period, the Company recorded $0.3 million of 401(k) Plan Match expense.  The Company used $3.5 million of 401(k) Plan forfeitures during the Transition Period to fund the entire 401(k) Plan Match for the 2009 401(k) Plan year.  The $0.3 million of 401(k) expenses recorded during the Transition Period represents 401(k) Plan Match expense for the Company’s 2010 401(k) Plan year which began on January 1, 2010.

During Fiscal 2009, the Company reversed $1.4 million of previously recorded 401(k) Plan Match expense as a result of the Company’s ability to offset 401(k) Plan Match expense with monies recovered through forfeitures.  The Company used $3.9 million of 401(k) Plan forfeitures during Fiscal 2009 to fund the entire 401(k) Plan match for the 2008 401(k) Plan year.  During Fiscal 2008 the company recorded $4.1 million of 401(k) Plan Match expense.

16.             Restructuring and Separation Costs

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

In an effort to better align the Company’s resources with its business objectives, during Fiscal 2009, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance. In light of the current challenging economic and retail sales environments, the Company executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.   These reductions, which continued through the Transition Period and, to a lesser extent, Fiscal 2010, resulted in severance and related payroll tax charges during Fiscal 2010, the Transition Period and Fiscal 2009 of $2.2 million, $2.4 million and $2.8 million, respectively.  There were no such charges prior to Fiscal 2009.

Additionally, on February 16, 2009, the Former CEO entered into a separation agreement with the Company.  As part of his separation agreement, the Company paid the Former CEO’s salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement commenced.  The continuation payments will be paid out in biweekly installments through May 30, 2011.  The total amount of all continuation payments and other benefits payable to the Former CEO pursuant to the terms of his separation agreement is $4.2 million, $2.4 million of which is non-cash stock compensation.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and "Other Liabilities" in the Company’s Consolidated Balance Sheet:

	(in thousands)
	May 31, 2008	Charges	Adjustments	Capital in Excess of Par Value	Cash Payments	May 30, 2009
Severance-Restructuring	$-	3,035	(299)	-	(1,612)	$1,124
Severance-Separation Cost	-	4,410	(194)	(2,426)	(182)	1,608
Total	$-	7,445	(493)	(2,426)	(1,794)	$2,732

	(in thousands)
	May 30, 2009	Charges	Cash Payments	January 30, 2010
Severance-Restructuring (a)	$1,124	2,429	(1,993)	$1,560
Severance-Separation Cost (b)	1,608	-	(696)	912
Total	$2,732	2,429	(2,689)	$2,472

	(in thousands)
	January 30, 2010	Charges	Cash Payments	Other	January 29, 2011
Severance-Restructuring (a)	$1,560	-	(1,444)	(110)	$6
Severance-Separation Cost (b)	912	2,310	(1,991)	-	1,231
Total	$2,472	2,310	(3,435)	(110)	$1,237

(a)	The balance as of January 29, 2011 and January 30, 2010 are recorded in the line item "Other Current Liabilities" in the Company's Consolidated Balance Sheets.
(b)
As of January 29, 2011 the balance is recorded in the line item "Other Current Liabilities" in the Company's Consolidated Balance Sheets.   Approximately $0.7 million and $0.2 million of the balance as of January 30, 2010 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively, in the Company's Consolidated Balance Sheets.

17.           Income Taxes

Earnings (loss) before income taxes are as follows for Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008:

	(in thousands)
	Year Ended	35 Weeks Ended	Years Ended
	January 29, 2011	January 30, 2010	May 30, 2009	May 31, 2008
Earnings (Loss) before income taxes	$ 53,128	$ 30,223	$(338,972)	$(74,274)

Income tax expense (benefit) is as follows for Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008:

	(in thousands)
	Year Ended	35 Weeks Ended	Years Ended
	January 29, 2011	January 30, 2010	May 30, 2009	May 31, 2008
Current:
Federal	$11,229	$27,191	$(2,889)	$32,225
State and Other	10,015	4,194	(394)	15,441

Subtotal	21,244	31,385	(3,283)	47,666
Deferred:

Federal	3,241	(14,278)	(107,924)	(57,177)
State	(2,355)	(5,537)	(36,182)	(15,793)

Subtotal	886	(19,815)	(144,106)	(72,970)
Total income tax expense (benefit)	$22,130	$11,570	$(147,389)	$(25,304)

 The tax rate reconciliations are as follows for Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008:

Year Ended	35 Weeks Ended	Years Ended

	January 29, 2011	January 30, 2010	May 30, 2009	May 31, 2008

Tax at statutory rate (%)	35.0%	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	8.9	1.2	(7.8)	(1.0)
Change in valuation allowance	(2.3)	(5.3)	0.7	-
Other charges (benefits)	0.5	6.7	(0.2)	0.5
Tax credits	(2.6)	(4.1)	(0.5)	(2.1)
Tax reserves	2.2	4.8	(0.7)	3.5

Effective tax rate (%)	41.7%	38.3%	(43.5)%	(34.1)%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
Period Ended	January 29, 2011		January 30, 2010
	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Current deferred tax assets and liabilities:

Allowance for doubtful accounts	$69	$-	$ 202	$ -
Compensated absences	658	-	751	-
Inventory costs and reserves capitalized for tax purposes	11,990	-	12,930	-
Insurance reserves	9,576	-	8,768	-
Prepaid items deductible for tax purposes	-	9,433	-	7,981
Sales return reserves	3,037	-	3,859	-
Reserve for lawsuits	2,781	-	4,571	-
Accrued interest (IRS audit settlement)	323	-	277	-
Prepaid items taxable for tax purposes	501	-	143	-
Unrealized gain/loss on investments	-	-	-	-
Deferred revenue	1,779	-	3,796	-
Incentive Compensation	4,939	-	4,268	-
Other	319	-	344	-
Valuation allowance (net of federal benefit)	(1,704)	-	(2,285)	-

Total Current deferred tax assets and liabilities	$34,268	$9,433	$ 37,624	$ 7,981

Non-Current deferred tax assets and liabilities:

Property and equipment basis adjustments	$-	$117,441	$ -	$ 104,708
Deferred rent	22,716	-	19,119	-
Pre-opening costs	-	-	172	-
Intangibles – Long-Lived	-	150,438	-	162,401
Intangibles – Indefinite-Lived	-	93,916	-	93,994
Insurance reserves	9,283	-	8,517	-
Stock based compensation	4,968	-	4,108	-
State net operating losses (net of federal benefit)	9,286	-	11,212	-
Valuation allowance (net of federal -benefit)	(4,104)	-	(4,728)	-
Prepaid items taxable for tax purposes	764	-	1,566	-
Landlord allowances	28,692	-	28,584	-
Accrued interest	3,728	-	2,980	-
Other	7,183	-	6,340	-

Total non-current deferred tax assets and liabilities	$82,516	$361,795	$ 77,870	$ 361,103

The Company's net deferred tax position is a net deferred tax liability of $254.4 million and $253.6 million as of January 29, 2011 and January 30, 2010, respectively.

 Over the past three fiscal periods, the Company has generated a cumulative loss for financial statement purposes. As a result, management  performed an analysis of the deferred tax assets to assess whether significant positive evidence exists to demonstrate that it is more likely than not that they will be realized and to determine the appropriate level of valuation allowance necessary. In performing this analysis, management considered the fact that the Company has historically been in a federal taxable position, projected future taxable income, the expected timing of the reversal of existing deferred tax liabilities and deferred tax assets, and the prior year operating results excluding non-recurring items. Based on the available evidence, management has determined that it is more likely than not that all of the recorded deferred tax assets, with the exception of certain state net operating losses, will be realized in future periods; therefore, no valuation allowances for federal income taxes are necessary.

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

The Company determined that, as of January 29, 2011 and January 30, 2010, a valuation allowance against a portion of the deferred tax assets associated with state net operating losses was appropriate. GAAP requires companies to weigh both positive and negative evidence in determining the need for a valuation allowance.  Management determined that valuation allowances of $5.8 million and $7.0 million, were required against the $9.2 million and $11.2 million, of tax benefits associated with these state net operating losses. The decrease in the Company’s valuation allowance was primarily attributable to a change in the Company's state net operating loss position which resulted in a reduction in the state net operating loss deferred tax asset and a corresponding reduction in the associated valuation allowance.  The Company still believes that it is more likely than not that some amount of the benefit of the state net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with the Company's 2010 fiscal year. Commencing during the Transition Period, the provisions of Topic No. 805 were effective for the Company, and any future tax benefits related to the recognition of any state tax net operating losses, where a valuation allowance has been established, will be recorded to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties

Ending balance at May 31, 2008	$38,003
Additions for tax positions of the current year	1,275
Additions for tax positions of prior years	147
Reduction for tax positions of prior years	(1,436)
Settlements	(12,706)
Lapse of statute of limitations	(155)

Ending balance at May 30, 2009	$25,128
Additions for tax positions of the current year	-
Additions for tax positions of prior years	-
Reduction for tax positions of prior years	(1,923)
Settlements	-
Lapse of statute of limitations	-

Ending balance at January 30, 2010	$23, 205
Additions for tax positions of the current year	-
Additions for tax positions of prior years	1,590
Reduction for tax positions of prior years	(1,524)
Settlements	-
Lapse of statute of limitations	-

Ending balance at January 29, 2011	$23,271

As of January 29, 2011, the Company reported total unrecognized benefits of $ 23.3 million, of which $9.1 million would affect the Company’s effective tax rate if recognized.  As a result of previous positions taken, the Company recorded $1.8 million of interest and penalties during Fiscal 2010 in the line item “Income Tax Expense (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Cumulative interest and penalties of $12.6 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of January 29, 2011.   The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes.  Within the next twelve months, the Company does not expect a material change in its Topic No. 740 liability.

As of January 30, 2010, the Company reported total unrecognized benefits of $ 23.2 million, of which $9.1 million would affect the Company’s effective tax rate if recognized.  As a result of previous positions taken, the Company recorded $1.4 million of interest and penalties during the Transition Period in the line item “Income Tax Expense (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Cumulative interest and penalties of $10.8 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of January 30, 2010.

As of May 30, 2009, the Company reported total unrecognized benefits of $25.1 million, of which $9.1 million would affect the Company’s effective tax rate if recognized.  As a result of previous positions taken, the Company recorded a reduction of $7.2 million of interest and penalties during Fiscal 2009 in the line item “Income Tax (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).  Cumulative interest and penalties of $9.3 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of May 30, 2009.

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

The Company files tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Company is open to audit by the Internal Revenue Service (“IRS”) for fiscal years 2006 through 2010, which includes the Transition Period, under the applicable statutes of limitations.  The Company or its subsidiaries’ state income tax returns are open to audit for the fiscal years 2006 through 2010, which includes the Transition Period, under the applicable statutes of limitations.  The Company’s federal income tax returns for Fiscal 2006 and Fiscal 2007 are currently under examination by the IRS.  The Company does not expect that the results of this examination will have a material effect on our financial condition or results of operations.  The IRS and the Company agreed to a settlement related to audits of the Company's Fiscal 2004 and Fiscal 2005 years in the amount of $10.4 million plus interest of $3.1 million that was paid in January 2010.

The Small Business Jobs Act of 2010 and The Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 ("2010 Tax Relief Act") extended 50% bonus depreciation for qualifying property through 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011.  The impact on cash flow for FYE 01/29/2011 is approximately $7.7 million, which represents an acceleration of tax benefits that would have otherwise been deductible over the life of the qualifying assets.  The cash flow benefit of 100% bonus depreciation for the period 01/30/2011 - 01/28/2012 has not yet been determined.

18.	Fair Value of Financial Instruments

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

Financial Assets

The Company’s financial assets as of January 29, 2011 and January 30, 2010 include cash equivalents, interest rate cap agreements and a note receivable.  The Company’s financial liabilities are discussed below.  The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair value of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of January 29, 2011, the Company has recorded credit valuation adjustments of $0.1 million to the overall valuation of the Company's interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at January 29, 2011	Fair Value Measurements at January 30, 2010

Assets:
Level 1
Cash equivalents (including restricted cash)	$30,331	$2,758

Level 2
Interest rate cap agreements (a)	$3,279	$8,779

Level 3
Note Receivable (b)	$1,090	$1,407

(a)
Included in “Other Assets” within the Company’s Consolidated Balance Sheets (refer to Note 10 of the Company’s Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

(b)
Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets. The change in the fair value of our Level 3 note receivable is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains in the amount of $0.2 million.

Financial Liabilities

            The fair values of the Company’s financial liabilities are summarized below:

(in thousands)
January 29, 2011		January 30, 2010
Carrying Amount (3)	Fair Value (3)	Carrying Amount (3)	Fair Value (3)

$900,000 Senior Secured Term Loan Facility, Libor plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$777,550	$773,986	$864,752	$804,219
$721,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance. (1)	168,600	168,600	121,200	121,200
Senior Notes, 11.1% due at maturity on April 15, 2014, semi-annual interest payments from October 15, 2008 to April 15, 2014	301,997	313,322	301,264	310,051
Senior Discount Notes, 14.5% due at maturity on October 15, 2014, semi-annual interest payments from October 15, 2008 to October 15, 2014	99,309	104,274	99,309	98,812
Other Debt (2)	282	282	1,777	1,777

Total debt	$1,347,738	$1,360,464	$1,388,302	$1,336,059

(1) The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in 30 day increments) and its variable interest rate.
(2) Other debt includes the industrial revenue bonds and both promissory notes, as further described in Note 12 to the Company’s Consolidated Financial Statements entitled “Long-Term Debt.”
(3) Capital lease obligations are excluded from the table above.

As of January 29, 2011, the fair value of the Company’s debt, exclusive of capital leases, was $1,360.5 million compared with the carrying value of $1,347.7 million.  The fair values presented herein are based on pertinent information available to management as of the respective year end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

Due to the short term nature of the Company’s accounts receivable and accounts payable, the recorded value approximates fair value.

19.           Segment Information

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

 20.           Commitments and Contingencies

Legal

The Company establishes reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $6.9 million and $11.6 million as of January 29, 2011 and January 30, 2010, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009 and was amended and refiled on November 16, 2009 in the U.S. District Court for the Central District of California – Western Division.  The named plaintiff purports to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period.   The amended complaint asserts claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition.  The complaint seeks certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees.  On March 7, 2011, the United States District Court for the Central District of California – Western Division granted preliminary approval to a settlement agreement pursuant to which the Company will pay class members an immaterial amount in settlement of claims on a class basis.  The court rescheduled a hearing for final approval on June 27, 2011.  This settlement is included in our $6.9 million legal reserve discussed above.

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of January 29, 2011, the Company committed to nine new lease agreements (exclusive of one relocation) for locations at which stores are expected to be opened in Fiscal 2011.  The nine new stores are expected to have minimum lease payments of $3.8 million, $7.9 million, $8.2 million, $8.3 million and $73.5 million during the fiscal years ended January 28, 2012, February 2, 2013, February 1, 2014, January 31, 2015, and January 30, 2016 and subsequent years thereafter, respectively.

Lease Guarantees

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by us.  In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $4.0 million through the end of our fiscal year ending February 1, 2014, and which are not reflected in the table above. The scheduled future aggregate minimum rentals for these leases over the three consecutive fiscal years following Fiscal 2010 are $1.6 million, $1.6 million, and $0.8 million, respectively.  We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of January 29, 2011.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $39.6 million and $79.6 million as of January 29, 2011 and January 30, 2010, respectively.  Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $180.0 million as of January 29, 2011.

Letters of credit outstanding as of January 29, 2011 and January 30, 2010 amounted to $30.4 million and $68.5 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements.  The Company also had a letter of credit amounting to $1.2 million at January 30, 2010, guaranteeing the Company’s Industrial Revenue Bonds.  The Company also had outstanding letters of credit arrangements in the aggregate amount of $9.2 million and $9.9 million at January 29, 2011 and January 30, 2010, respectively, related to certain merchandising agreements.

Severance and Separation

 During Fiscal 2010, the Transition Period and Fiscal 2009, the Company entered into certain severance and separation agreements which require it to make payments to certain former employees.  These obligations resulted in a charge during Fiscal 2010, the Transition Period and Fiscal 2009 of approximately $2.2 million, $2.4 million and $7.0 million, respectively.  All $2.4 million of the charge recorded during the Transition Period and $2.8 million of the charge during Fiscal 2009 related to the reduction of the Company's workforce at its corporate office and stores.  Additionally, $4.2 million of the charge recorded during the year ended May 30, 2009 relates to the separation of the Former CEO from the Company ($2.4 million of which represents non-cash stock compensation incurred by the Company).  As of January 29, 2011, $0.2 million of this liability remains to be paid, all of which will be paid by May 30, 2011.

Purchase Commitments

The Company had $491.2 million of purchase commitments related to goods or services that were not received as of January 29, 2011.  The Company expects to settle over 98.5% of this amount during Fiscal 2011.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths, the Company will pay $1.0 million to the respective designated beneficiary.

21.           Related Party Transactions

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provides management, consulting, financial and other advisory services.  Pursuant to the agreement, Bain Capital is paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transaction by or involving the Company.  Fees paid to Bain Capital amounted to $4.3 million, $2.9 million, $4.7 million and $4.3 million during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively, and are included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).   The Advisory Agreement has a 10-year initial term, and is thereafter subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control of the Company.  If the Advisory Agreement is terminated early, Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term.

As of both January 29, 2011 and  January 30, 2010, the Company had $0.7 million  of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheets.

22.           Dividends

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

Dividends equal to $0.3 million, $0.2 million, $3.0 million and $0.7 million were paid during Fiscal 2010, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively, to Parent in order to repurchase capital stock of the Parent from executives who left the Company, which are permissible under our debt agreements.  In connection with the offering of the Notes and the refinancing of the Term Loan facility, a cash dividend of approximately $300.0 million in the aggregate was paid on a pro rata basis to the equity holders of Parent.  Refer to Note 23 to the Company’s Consolidated Financial Statements entitled “Subsequent Events” for further discussions related to dividend payments.

23.           Subsequent Events

On February 24, 2011, BCFWC completed the refinancing of its Term Loan, Senior Notes, and Senior Discount Notes, and a dividend of approximately $300.0 million in the aggregate was paid on a pro rata basis, to the equity holders of Parent.  The results of these transactions are noted in the table below and are further described following the table:

New Borrowings	(in thousands)
New Term Loan (a)	$990,000
New Senior Notes	450,000
ABL Facility	101,630

Total	$1,541,630

Repayments	(in thousands)

Term Loan	$777,550
Senior Notes	301,997
Senior Discount Notes	99,309

Total	$1,178,856
(a)  As further described below, the New Term Loan is a $1,000.0 million facility with a $10.0 million original issue discount which the Company will accrete up to the $1,000.0 million over the life of the facility.

Scheduled maturities of the Company’s long-term debt and capital lease obligations, as they exist at January 29, 2011, giving consideration to the refinancing, in each of the next five fiscal years are as follows:

	(in thousands)
Fiscal years ending in	Long-Term Debt	Capital Lease Obligations	Total

2011	$10,282	$547	$10,829
2012	10,000	706	10,706
2013	10,000	778	10,778
2014	280,230	868	281,098
2015 and Thereafter	1,410,000	21,648	1,431,648

Total	1,720,512
		24,547	1,745,059
Less: Unamortized Discount	(10,000)	-	(10,000)

Total	1,710,512	24,547	1,735,059
Less: Current Portion	(10,282)	(547)	(10,829)

Long Term Debt	$1,700,230	$24,000	$1,724,230

The capital lease obligations noted above are exclusive of interest charges of $2.1 million, $2.0 million, $2.0 million, $1.9 million and $12.4 million for the fiscal years ended January 28, 2012, February 2, 2013, February 1, 2014, January 31, 2015 and thereafter, respectively.

Senior Notes Offering

On February 24, 2011, BCFWC completed its sale of $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Notes) in a private offering that is exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act.  The Notes were issued pursuant to an indenture, dated February 24, 2010 (the Indenture), among BCFWC, the guarantors signatory thereto and Wilmington Trust FSB, governing the Notes.

The Notes are senior unsecured obligations of BCFWC and are guaranteed on a senior basis by BCFWC, the Company and each of BCFWC’s U.S. subsidiaries to the extent such guarantor is a guarantor of BCFWC’s obligations under the New Term Loan Facility (as defined below).   Interest is payable on the Notes on each February 15 and August 15, commencing August 15, 2011.  BCFWC may redeem some or all of the Notes at any time prior to February 15, 2015 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium.  On or after February 15, 2015, BCFWC may redeem some or all of the Notes at redemption prices set forth in the Indenture.  In addition, at any time prior to February 15, 2014, BCFWC may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability of BCFWC and the ability of the Company and certain of its subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates.  These covenants are subject to a number of exceptions and qualifications.

BCFWC used the net proceeds from the offering of the Notes, together with borrowings under the New Term Loan Facility and the ABL Line of Credit, to (i) repurchase any and all of the outstanding Senior Notes and Senior Discount Notes (collectively the Existing Notes), pursuant to cash tender offers commenced by BCFWC and the Company on February 9, 2011, and to redeem any Existing Notes that remain outstanding after the completion of the cash tender offers, and pay related fees and expenses, including tender or redemption premiums and accrued interest on the Existing Notes, (ii) to repay existing indebtedness and (iii) to pay a special cash dividend of approximately $300.0 million in the aggregate to the equity holders of the Parent on a pro rata basis, and to pay related fees and expenses.

Tender Offer and Redemption

           In connection with the offering of the Notes, the application of proceeds therefrom and the previously announced early settlement of the cash tender offers of BCFWC and the Company for any and all of the Senior Notes and Senior Discount Notes, respectively, on February 24, 2011, BCFWC entered into a Second Supplemental Indenture, dated February 24, 2011 between BCFWC, the guarantors signatory thereto and Wilmington Trust FSB, relating to an Indenture (as amended, supplemented or otherwise modified, the BCF Indenture), dated April 13, 2006, between BCFWC, the guarantors signatory thereto and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), and the Company entered into a First Supplemental Indenture, dated February 24, 2011 (the “First Supplemental Indenture”), between the Company and Wilmington Trust FSB, relating to an Indenture, dated April 13, 2006 (as amended, supplemented or otherwise modified, the Holdings Indenture), between the Company and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), to eliminate substantially all of the restrictive covenants, certain affirmative covenants, certain events of default and substantially all of the restrictions on the ability of BCFWC or the Company, as applicable, to merge, consolidate or sell all or substantially all of their properties or assets contained in each indenture and the related Existing Notes.

In addition, in connection with the early tender and settlement of 100% of the Senior Discount Notes by the noteholders of the Senior Discount Notes on February 24, 2011, the Company satisfied and discharged its obligations under the Holdings Indenture and with respect to the Senior Discount Notes.

Further, on February 24, 2011, BCFWC delivered a notice of redemption for the remaining principal amount not purchased in the early tender and settlement of the Senior Notes, and irrevocably deposited with Wilmington Trust FSB an amount of funds sufficient to pay the redemption price of the Senior Notes to satisfy and discharge its obligations under the BCF Indenture and with respect to the Senior Notes. On April 15, 2011, BCFWC will redeem the remaining principal amount outstanding of the Senior Notes at a redemption price equal to 102.781% of the aggregate principal amount of the Senior Notes to be redeemed, plus accrued and unpaid interest on the Senior Notes to the redemption date.

New Term Loan

In connection with the offering of the Notes, on February 24, 2011, BCFWC refinanced the Term Loan with the proceeds of a new $1.0 billion senior secured term loan facility (the New Term Loan Facility).

On February 24, 2011, BCFWC and the Company and the U.S. and Puerto Rican subsidiaries of BCFWC from time to time party thereto, as facility guarantors (collectively, the Term Loan Guarantors) entered into a new credit agreement (the New Term Loan Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the New Term Loan Facility.

Like the Existing Term Loan Facility, the New Term Loan Facility is secured by (a) a perfected first priority lien on substantially all real and personal property of BCFWC and the Term Loan Guarantors and (b) a perfected second priority lien on all inventory, accounts and personal property related to inventory and accounts of BCFWC and the Term Loan Guarantors, in each case subject to various limitations and exceptions. The New Term Loan Facility requires BCFWC to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio (each measured quarterly) and contains limitations on BCFWC’s ability to, among other things, incur indebtedness and liens, make investments, capital expenditures and restricted payments, sell assets and prepay certain indebtedness. The New Term Loan Facility also requires BCFWC to prepay the loans thereunder with a portion of its excess cash flow (commencing with the fiscal year ending January 28, 2012), the proceeds of certain indebtedness and, subject to certain re-investment rights, the proceeds of certain asset sales of certain casualty or other insured events. The New Term Loan Facility contains customary events of default including for failure to make payments under the New Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a 30 day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, change of control, certain uninsured losses to any material portion of the collateral, any undismissed felony indictment of any Term Loan Guarantors or BCFWC or the imposition of orders or stays having a material adverse effect.

The interest rates for the New Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the New Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin.

In addition, the New Term Loan Facility provides for an uncommitted incremental term loan facility of up to $150.0 million that is available subject to the satisfaction of certain conditions.

The New Term Loan Facility has a six year maturity, except that term loans made in connection with the incremental term loan facility or extended in connection with the extension mechanics of the New Term Loan Facility have the maturity dates set forth in the amendments applicable to such term loans.

ABL Facility

In connection with the offering of the Notes and the refinancing of the Existing Term Loan Facility, on February 24, 2011, BCFWC entered into a first amendment (the First Amendment) to the Amended and Restated Credit Agreement, dated January 15, 2010 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), among BCFWC, as lead borrower, the borrowers party thereto, the facility guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank as co-syndication agents, J.P. Morgan Securities Inc. and UBS Securities LLC as co-documentation agents and General Electric Capital Corporation, US Bank, National Association and SunTrust Bank as senior managing agents, governing the ABL Line of Credit to permit BCFWC to, among other things, (i) issue and guarantee the Notes, (ii) incur additional indebtedness in connection with the refinancing of the Existing Term Loan Facility by increasing the limitation on term loan indebtedness from $900.0 million to $1.0 billion, (iii) have additional flexibility to make investments, capital expenditures, and dividends and other distributions with respect to equity interests and (iv) make a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent, on a pro rata basis.

As a result of these transactions, the Senior Notes and Senior Discount Notes, with carrying values at January 29, 2011 of $302.0 million and $99.3 million, respectively, have been eliminated and replaced with a $450.0 million  aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100%.  Additionally, the Term Loan with a carrying value of $777.6 million at January 29, 2011 has been replaced with the $1,000.0 million New Term Loan Facility.  Borrowings on the ABL Line of Credit related to the transaction were $101.6 million.  As a result of these transactions, the Company incurred various fees and charges of approximately $73 million.  In connection with the offering of the Notes and the refinancing of the Term Loan facility, a cash dividend of approximately $300.0 million in the aggregate was paid to the equity holders of Parent, on a pro rata basis.

The aggregate impact of these transactions is expected to result in a loss on the extinguishment of debt of $36 million - $40 million, which will be recorded in the line item “Gain/Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) during the first quarter of Fiscal 2011.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(All amounts in thousands)

	As of January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$7,168	$23,046	$-	$30,214
Restricted Cash and Cash Equivalents	-	27,800	2,464	-	30,264
Investments	-	-	-	-	-
Accounts Receivable	-	19,691	30,184	-	49,875
Merchandise Inventories	-	-	644,228	-	644,228
Deferred Tax Assets	-	10,144	14,691	-	24,835
Prepaid and Other Current Assets	-	12,617	23,492	-	36,109
Prepaid Income Taxes	-	13,934	2,513	-	16,447
Assets Held for Disposal	-	-	2,156	-	2,156

Total Current Assets	-	91,354	742,774	-	834,128

Property and Equipment—Net of Accumulated Depreciation	-	68,181	789,408	-	857,589
Tradenames	-	238,000	-	-	238,000
Favorable Leases—Net of Accumulated Amortization	-	-	389,986	-	389,986
Goodwill	-	47,064	-	-	47,064
Other Assets	187,512	1,431,147	52,800	(1,580,218)	91,241

Total Assets	$187,512	$1,875,746	$1,974,968	$(1,580,218)	$2,458,008

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$-	$190,460	$-	$-	$190,460
Income Taxes Payable	-	4,344	85	-	4,429
Other Current Liabilities	-	127,763	80,752	-	208,515
Current Maturities of Long Term Debt	-	-	14,264	-	14,264

Total Current Liabilities	-	322,567	95,101	-	417,668

Long Term Debt	-	1,248,147	109,874	-	1,358,021
Other Liabilities	-	28,442	197,086	(10,000)	215,528
Deferred Tax Liability	-	89,078	190,201	-	279,279

Commitments and Contingencies	-	-	-	-	-

Stockholder’s Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	466,754	466,754	663,151	(1,129,905)	466,754
Accumulated Deficit	(279,242)	(279,242)	719,555	(440,313)	(279,242)

Total Stockholder’s Equity	187,512	187,512	1,382,706	(1,570,218)	187,512
Total Liabilities and Stockholder’s Equity	$187,512	$1,875,746	$1,974,968	$(1,580,218)	$2,458,008

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	For the Year Ended January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$862	$3,668,740	$-	$3,669,602
Other Revenue	-	477	31,010	-	31,487

Total Revenue		1,339	3,699,750	-	3,701,089

COSTS AND EXPENSES:	-
Cost of Sales (Exclusive of Depreciation and Amortization)	-	825	2,251,521	-	2,252,346
Selling and Administrative Expenses	-	165,450	991,163	-	1,156,613
Restructuring and Separation Costs	-	1,256	944	-	2,200
Depreciation and Amortization	-	18,159	128,600	-	146,759
Interest Expense	-	82,302	17,007	-	99,309
Impairment Charges – Long-Lived Assets	-	61	2,019	-	2,080
Impairment Charges - Tradenames	-	-	-	-	-
Other Income, Net	-	(6,541)	(4,805)	-	(11,346)
Equity in (Earnings) Loss of Subsidiaries	(30,998)	(182,798)	-	213,796	-

Total Costs and Expenses	(30,998)	78,714	3,386,449	213,796	3,647,961

Income (Loss) Before Provision for (Benefit from) Income Tax	30,998	(77,375)	313,301	(213,796)	53,128
(Benefit from) Provision for Income Tax	-	(108,373)	130,503	-	22,130

Net Income (Loss)	$30,998	$30,998	$182,798	$(213,796)	$30,998

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	For the 35 Weeks Ended January 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$1,135	$2,456,432	$-	$2,457,567
Other Revenue	-	452	21,278	-	21,730

Total Revenue		1,587	2,477,710	-	2,479,297

COSTS AND EXPENSES:	-
Cost of Sales (Exclusive of Depreciation and Amortization)	-	965	1,491,384	-	1,492,349
Selling and Administrative Expenses	-	108,364	651,410	-	759,774
Restructuring and Separation Costs	-	2,032	397	-	2,429
Depreciation and Amortization	-	10,885	92,720	-	103,605
Interest Expense	-	47,975	11,501	-	59,476
Impairment Charges – Long-Lived Assets	-	197	46,579	-	46,776
Impairment Charges - Tradenames	-	-	-	-	-
Other Income, Net	-	(7,772)	(7,563)	-	(15,335)
Equity in (Earnings) Loss of Subsidiaries	(18,653)	(118,055)	-	136,708	-

Total Costs and Expenses	(18,653)	44,591	2,286,428	136,708	2,449,074

Income (Loss) Before Provision for (Benefit from) Income Tax	18,653	(43,004)	191,282	(136,708)	30,223
Provision for (Benefit from) Income Tax	-	(61,657)	73,227	-	11,570

Net Income (Loss)	$18,653	$18,653	$118,055	$(136,708)	$18,653

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	For the Year Ended May 30, 2009
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$3,012	$3,538,969	$-	$3,541,981
Other Revenue	-	(319)	29,705	-	29,386

Total Revenue	-	2,693	3,568,674	-	3,571,367

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	3,036	2,196,730	-	2,199,766
Selling and Administrative Expenses	-	153,436	961,812	-	1,115,248
Restructuring and Separation Costs	-	3,259	3,693	-	6,952
Depreciation and Amortization	-	26,859	132,748	-	159,607
Interest Expense	-	85,518	17,198	-	102,716
Impairment Charges – Long-Lived Assets	-	-	37,498	-	37,498
Impairment Charges - Tradenames	-	294,550	-	-	294,550
Other Income, Net	-	(5,452)	(546)	-	(5,998)
Equity in Earnings (Loss) of Subsidiaries	191,583	(124,082)	-	(67,501)	-

Total Costs and Expenses	191,583	437,124	3,349,133	(67,501)	3,910,339

(Loss) Income Before (Benefit from) Provision for Income Tax	(191,583)	(434,431)	219,541	67,501	(338,972)
(Benefit from) Provision for Income Tax	-	(242,848)	95,459	-	(147,389)

Net (Loss) Income	$(191,583)	$(191,583)	$124,082	$67,501	$(191,583)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(All amounts in thousands)

	For the Year Ended May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$-	$3,890	$3,389,527	$-	$3,393,417
Other Revenue	-	470	30,086	-	30,556

Total Revenue	-	4,360	3,419,613	-	3,423,973

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	-	2,550	2,092,814	-	2,095,364
Selling and Administrative Expenses	-	147,701	943,128	-	1,090,829
Depreciation and Amortization Expense	-	24,754	141,912	-	166,666
Interest Expense	-	115,605	17,388	-	132,993
Impairment Charges – Long-Lived Assets	-	-	25,256	-	25,256
Other Income, Net	-	(4,782)	(8,079)	-	(12,861)
Equity in Earnings (Loss) of Subsidiaries	48,970	(136,603)	-	87,633	-

Total Costs and Expenses	48,970	149,225	3,212,419	87,633	3,498,247

(Loss) Income Before(Benefit from) Provision for Income Tax	(48,970)	(144,865)	207,194	(87,633)	(74,274)
(Benefit from) Provision for Income Tax	-	(95,895)	70,591	-	(25,304)

Net (Loss) Income	$(48,970)	$(48,970)	$136,603	$(87,633)	$(48,970)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-	$109,416	$99,288	$-	$208,704

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(37,533)	(94,598)	-	(132,131)
Change in Restricted Cash and Cash Equivalents	-	(27,659)	-	-	(27,659)
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	-	-	(38)	-	(38)
Lease Acquisition Costs	-	-	(422)	-	(422)
Redemption of Investment in Money Market Fund	-	-	240	-	240)
Other		48	-	-	48

Net Cash Used in Investing Activities	-	(65,144)	(94,818)	-	(159,962)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	-	204,200	-	-	204,200
Principal Payments on Long-Term Debt	-	-	(1,998)	-	(1,998)
Principal Payments on Long-Term Debt – Term Loan	-	(87,202)	-	-	(87,202)
Principal Payments on Long-Term Debt – ABL Line of Credit	-	(156,800)	-	-	(156,800)
Debt Issuance Cost	-	(1,227)	-	-	(1,227)
Payment of Dividends	(251)	(251)	-	251	(251)
Receipt of Dividends	251	-	-	(251)	-

Net Cash Used in Financing Activities	-	(41,280)	(1,998)	-	(43,278)

Increase in Cash and Cash Equivalents	-	2,992	2,472	-	5,464
Cash and Cash Equivalents at Beginning of Period	-	4,176	20,574	-	24,750

Cash and Cash Equivalents at End of Period	$-	$7,168	$23,046	$-	$30,214

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the 35 Weeks Ended January 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-	$69,188	$34,339	$-	$103,527

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(18,074)	(41,961)	-	(60,035)
Change in Restricted Cash and Cash Equivalents	-	-	17	-	17
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	-	-	1,062	-	1,062
Redemption of Investment in Money Market Fund	-	-	4,844	-	4,844
Other		38	-	-	38

Net Cash Used in Investing Activities	-	(18,036)	(36,038)	-	(54,074)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	-	444,315	-	-	444,315
Principal Payments on Long-Term Debt	-	-	(1,537)	-	(1,537)
Principal Payments on Long-Term Debt – Term Loan	-	(5,998)	-	-	(5,998)
Principal Payments on Long-Term Debt – ABL Line of Credit	-	(473,422)	-	-	(473,422)
Debt Issuance Cost	-	(13,659)	-	-	(13,659)
Payment of Dividends	(212)	-	(212)	212	(212)
Receipt of Dividends	212	-	-	(212)	-

Net Cash Used in Financing Activities	-	(48,764)	(1,749)	-	(50,513)

Increase in Cash and Cash Equivalents	-	2,388	(3,448)	-	(1,060)
Cash and Cash Equivalents at Beginning of Period	-	1,788	24,022	-	25,810

Cash and Cash Equivalents at End of Period	$-	$4,176	$20,574	$-	$24,750

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended May 30, 2009

	Holdings		BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-		$74,536	$97,760	$-	$172,296

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-		(31,025)	(98,932)	-	(129,957)
Change in Restricted Cash and Cash Equivalents		-	-	70	-	70
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	-		-	369	-	369
Lease Acquisition Costs	-		-	(3,978)	-	(3,978)
Redesignation of Cash Equivalents to Investment in Money Market Fund	-		-	(56,294)	-	(56,294)
Redemption of Investment in Money Market Fund	-		-	50,637	-	50,637
Purchase of Tradenames Rights	-		(6,250)	-	-	(6,250)
Other	-		123	-	-	123

Net Cash Used in Investing Activities	-		(37,152)	(108,128)	-	(145,280)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	-		857,051	-	-	857,051
Principal Payments on Long-Term Debt		-	-	(1,597)	-	(1,597)
Principal Payments on Long-Term Debt – Term Loan	-		(2,057)	-	-	(2,057)
Principal Payments on Long-Term Debt – ABL Line of Credit	-		(888,344)	-	-	(888,344)
Purchase of Interest Rate Cap Contract	-		(3,360)	-	-	(3,360)
Payment of Dividends	(3,000)		(3,000)	-	3,000	(3,000)
Receipt of Dividends	3,000		-	-	(3,000)	-

Net Cash Used in Financing Activities	-		(39,710)	(1,597)	-	(41,307)

Decrease in Cash and Cash Equivalents	-		(2,326)	(11,965)	-	(14,291)
Cash and Cash Equivalents at Beginning of Period	-		4,114	35,987	-	40,101

Cash and Cash Equivalents at End of Period	$-		$1,788	$24,022	$-	$25,810

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(All amounts in thousands)

	For the Year Ended May 31, 2008

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$-	$4,136	$93,841	$-	$97,977

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	-	(30,012)	(65,603)	-	(95,615)
Change in Restricted Cash and Cash Equivalents	-	-	61	-	61
Proceeds from Sale of Property and Equipment and Assets Held for Sale	-	-	2,429	-	2,429
Lease Acquisition Costs	-	-	(7,136)	-	(7,136)
Issuance of Notes Receivable	-	(72)	-	-	(72)
Other	-	20	-	-	20

Net Cash Used in Investing Activities	-	(30,064)	(70,249)	-	(100,313)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	-	685,655	-	-	685,655
Principal Payments on Long Term Debt	-	-	(1,448)	-	(1,448)
Principal Payments on Long Term Debt – Term Loan	-	(11,443)	-	-	(11,443)
Principal Payments on Long Term Debt – ABL Line of Credit	-	(663,056)	-	-	(663,056)
Purchase of Interest Rate Cap Contract	-	(424)	-	-	(424)
Payment of Dividends	(725)	(725)	-	725	(725)
Receipt of Dividends	725	-	-	(725)	-

Net Cash Provided by (Used in) Financing Activities	-	10,007	(1,448)	-	8,559

Increase (Decrease) in Cash and Cash Equivalents	-	(15,921)	22,144	-	6,223
Cash and Cash Equivalents at Beginning of Period	-	20,035	13,843	-	33,878

Cash and Cash Equivalents at End of Period	$-	$4,114	$35,987	$-	$40,101

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
Schedule II - Valuation and Qualifying Accounts and Reserves
(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Accounts Written Off or Deductions (2)	Balance at End of Period

Year ended January 29, 2011
Allowance for doubtful accounts	$513	$2,098	$-	$2,436	$175
Sales reserves	$2,275	$(224)	$264,585	$264,213	$2,423
35 weeks ended January 30, 2010
Allowance for doubtful accounts	$629	$1,995	$-	$2,111	$513
Sales reserves	$6,161	$(3,498)	$177,393	$177,781	$2,275
Year ended May 31, 2009
Allowance for doubtful accounts	$634	$2,832	$-	$2,837	$629
Sales reserves	$6,400	$-	$239,511	$239,750	$6,161
Year ended May 31, 2008
Allowance for doubtful accounts	$969	$2,977	$-	$3,312	$634
Sales reserves	$5,500	$-	$223,336	$222,436	$6,400

Notes:
(1) Charged to merchandise sales.
(2) Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, January 29, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 29, 2011.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 29, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 29, 2011, our internal control over financial reporting was effective.

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

Item 9B.          Other Information.

None.

Part III

Item 10.         Directors, Executive Officers and Corporate Governance.

 Identification of Our Directors

Set forth below is the biographical information for each of our current directors, including age (as of April 1, 2011), business experience, memberships on committees of our Board of Directors (Board of Directors), the date when each director first became a member of our Board of Directors, and the experience, qualifications, attributes or skills that caused the Board of Directors to conclude that the person should serve as a director.

Joshua Bekenstein — Director.  Mr. Bekenstein, 52, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee. Mr. Bekenstein is currently a Managing Director of Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Bright Horizons Family Solutions, Dollarama, Gymboree Corp, Michaels Stores, Toys “R” Us and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University. Mr. Bekenstein possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies. Mr. Bekenstein’s service as a member of the boards of directors of several other companies provides him with substantial knowledge of a full range of corporate and board functions.

Jordan Hitch — Director.  Mr. Hitch, 44, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee.  Mr. Hitch is currently a Managing Director of Bain Capital, having joined the firm in 1997. Mr. Hitch serves as a board member of Bombardier Recreational Products, Guitar Center, Gymboree Corp and Bright Horizons Family Solutions. Prior to joining Bain Capital, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch received an M.B.A., with distinction, from the University of Chicago Graduate School of Business and a B.S. in Mechanical Engineering from Lehigh University. Mr. Hitch possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.

 David Humphrey — Director.  Mr. Humphrey, 33, has served as a member of our Board of Directors since September 2009 and currently serves as a member of our Audit Committee. Mr. Humphrey is currently a Principal in the Private Equity group of Bain Capital, having joined the firm in 2001. Mr. Humphrey serves on the board of directors of Bright Horizons Family Solutions and Skillsoft plc. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. Mr. Humphrey received an M.B.A. from Harvard Business School and a B.A. from Harvard University. Mr. Humphrey has substantial knowledge of the capital markets from his experience as an investment banker and is valuable to the Board of Directors’ discussions of our capital and liquidity needs.

Thomas A. Kingsbury — President, Chief Executive Officer and Director.  Mr. Kingsbury, 58, has served as our President and Chief Executive Officer, and on our Board of Directors, since December 2008. Prior to joining us, Mr. Kingsbury served as Senior Executive Vice President—Information Services, E-Commerce, Marketing and Business Development of Kohl’s Corporation from August 2006 to December 2008. Prior to joining Kohl’s, Mr. Kingsbury served in various management positions with The May Department Stores Company commencing in 1976 and as President and Chief Executive Officer of the Filene’s division since February 2000. Mr. Kingsbury received a B.B.A. degree from the University of Wisconsin-Madison. Mr. Kingsbury’s day-to-day leadership and experience as our President and Chief Executive Officer gives him unique insights into our challenges, opportunities and operations.

                Jay Margolis — Director.  Mr. Margolis, 62, has served as a member of our Board of Directors since December 2009. Mr. Margolis most recently served as CEO of Limited Corporation where he oversaw operations of Limited Brands’ Apparel Division (Express and Limited Stores) and was responsible for revamping the product line as well as operations. Mr. Margolis has served as President or Chief Executive Officer of seven retail apparel corporations. Prior to Limited Corporation, Mr. Margolis served as President, Chief Operating Officer & Director of Reebok International Ltd. and as Chief Executive Officer & Chairman of the Board of Esprit de Corporation, USA. He also held senior executive positions at Tommy Hilfiger Inc., Liz Claiborne Inc., Cluett Peabody, Inc., Ron Chereskin Menswear and Bidermann Industries. Mr. Margolis currently serves on the Board of Directors of Boston Beer Company and Godiva Chocolatier, Inc. He earned his B.A. degree from Queens College, part of The City University of New York. Mr. Margolis has extensive executive experience within the retail industry and brings a unique and valuable perspective to the Board of Directors.

Mark Verdi — Director.  Mr. Verdi, 44, has served as a member of our Board of Directors since October 2007 and currently serves as a member of our Audit Committee. Mr. Verdi is currently a Managing Director in the Portfolio Group of Bain Capital, having joined the firm in 2004. Mr. Verdi serves on the board of managers of OSI Restaurant Partners and Styron Luxco S.à r.l. Prior to joining Bain Capital, Mr. Verdi worked at IBM Global Services from 2001 to 2004. From 1996 to 2001, Mr. Verdi served as Senior Vice President of Finance and Operations and a member of the board of directors of Mainspring, Inc., a publicly held strategy consulting firm. From 1988 to 1996, Mr. Verdi held various positions at PricewaterhouseCoopers. Mr. Verdi received an M.B.A. from Harvard Business School and a B.S. from the University of Vermont. Mr. Verdi possesses valuable financial expertise, including extensive experience in corporate finance and accounting and extensive experience providing strategic advisory services to numerous organizations.

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

Identification of Our Executive Officers

Our executive officers have been elected to their respective offices by our Board of Directors.  Set forth below is the biographical information for each of our current executive officers (other than Mr. Kingsbury, our President and Chief Executive Officer, and a member of our Board of Directors, whose biographical information is set forth above under the caption entitled “Identification of Our Directors”), including age (as of April 1, 2011) and business experience:

           Fred Hand — Executive Vice President of Stores.  Mr. Hand, 47, has served as our Executive Vice President of Stores since February 2008. Prior to joining us, Mr. Hand served as Senior Vice President, Group Director of Stores of Macy’s, Inc. from March 2006 to February 2008. From 2001 to 2006, Mr. Hand served as Senior Vice President, Stores and Visual Merchandising of Filene’s Department Stores. Mr. Hand held various other positions at the May Department Stores Company from 1991 to 2001, including Area Manager, General Manager, and Regional Vice President.

                 Marc Katz — Executive Vice President, Merchandising Support and Information Technology..  Mr. Katz, 46, has served as our Executive Vice President, Merchandising Support and Information Technology since April 3, 2011. From December 2009 through April 3, 2011, Mr. Katz served as our Executive Vice President of Merchandise, Planning and Allocation.  From the commencement of his employment with us in July 2008 through December 2009, Mr. Katz served as our Executive Vice President and Chief Accounting Officer. Prior to joining us, Mr. Katz served as Executive Vice President and Chief Financial Officer of A.C. Moore Arts & Crafts, Inc., a specialty retailer of arts, crafts and floral merchandise, from September 2006 to June 27, 2008. From May 2003 to September 2006, Mr. Katz was Senior Vice President and Chief Information Officer of Foot Locker, Inc., a specialty retailer of athletic footwear, apparel and related items. Mr. Katz served as Vice President and Chief Information Officer of Foot Locker from July 2002 to May 2003. From 1997 to 2002, Mr. Katz served in the following capacities at the financial services center of Foot Locker: Vice President and Controller from July 2001 to July 2002; Controller from December 1999 to July 2001; Retail Controller from October 1997 to December 1999; and Director of Inventory Control from June 1997 to October 1997. Prior to his employment with Foot Locker, Mr. Katz served for eight years in various financial positions at The May Department Stores Company, an operator of department store chains. Mr. Katz received an M.B.A. from Saint Louis University and a Bachelor’s Degree in Business Administration from the University of Missouri—St. Louis.

Joyce Manning Magrini — Executive Vice President – Human Resources.  Ms. Magrini, 56, has served as our Executive Vice President – Human Resources since November 2009. Prior to joining us, Ms. Magrini served as Executive Vice President—Administration of Finlay Jewelry since June 2005. From March 1999 to June 2005, Ms. Magrini served as Senior Vice President of Human Resources of Finlay Jewelry and from January 1995 to February 1999, Ms. Magrini was Vice President of Human Resources of Finlay Jewelry. Ms. Magrini held various human resources and customer service positions at Macy’s from 1978 through December 1994. Ms. Magrini holds a B.A. degree from Montclair State University and a J.D. degree from Seton Hall University.

Todd Weyhrich — Executive Vice President and Chief Financial Officer.  Mr. Weyhrich, 47, has served as our Executive Vice President and Chief Financial Officer since November 2007. From the commencement of his employment with us in August 2007 through November 2007, Mr. Weyhrich served as our Chief Accounting Officer and interim Chief Financial Officer. Prior to joining us, Mr. Weyhrich served as Chief Financial Officer of Arby’s Restaurant Group, Inc. from May 2004 to June 2006. From February 2003 to April 2004, he served as Senior Vice President—Merger Integration of The Sports Authority and served as Senior Vice President—Chief Accounting Officer and Logistics of The Sports Authority from February 2001 to February 2003. Prior to that, Mr. Weyhrich was Senior Vice President – Finance from 2000 to 2001 and Vice President— Controller from 1995 to 2000 of Pamida Holdings Corporation, which became a wholly-owned subsidiary of ShopKo Stores, Inc. in July 1999. Prior to that, Mr. Weyhrich served in various capacities, most recently as Audit Senior Manager, with Deloitte & Touche LLP from 1985 to 1995. Mr. Weyhrich received a Bachelors Degree in Business Administration from Wayne State College in Wayne, Nebraska.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, none of our directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended January 29, 2011 (Fiscal 2010).

Item 11.   Executive Compensation

Compensation Discussion and Analysis

  The following Compensation Discussion and Analysis describes the material elements of compensation for our most highly compensated executive officers as of January 29, 2011 (collectively our named executive officers).  The specific amounts paid or payable to our named executive officers are disclosed in the tables and narrative following this Compensation Discussion and Analysis. The following discussion cross-references those specific tabular and narrative disclosures where appropriate.

Setting Named Executive Officer Compensation

    Currently comprised of Messrs. Hitch and Bekenstein, the Compensation Committee (Committee) of our Board of Directors is tasked with discharging our Board of Directors’ responsibilities related to oversight of the compensation of our named executive officers and ensuring that our executive compensation program meets our corporate objectives.

The Committee (and, in some cases, our entire Board of Directors) makes decisions regarding salaries, annual incentive awards and long-term equity incentives for our named executive officers. The Committee is also responsible for reviewing and approving corporate goals and objectives relevant to the compensation of our named executive officers, as well as evaluating their performance in light of those goals and objectives. Based on this review and evaluation, as well as on input from our chief executive officer regarding the performance of our other named executive officers and his recommendations as to their compensation, the Committee, as authorized by our Board of Directors, determines and approves our named executive officers’ compensation. Our named executive officers do not play a role in their own compensation determinations.

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

New Members of Our Management Team

Mr. Geraghty and Ms. Magrini joined us during the 35 week period commencing on May 31, 2009 and ended January 30, 2010 (Transition Period) in line with our overall goal of attracting superior talent. Consequently, the process for determining the compensation of Ms. Magrini and Mr. Geraghty was significantly influenced by our need to attract new and additional talent.

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

Mr. Geraghty and Ms. Magrini were hired by us during the Transition Period, Messrs. Kingsbury and Katz were hired by us during Fiscal 2009, and Messrs. Hand and Weyhrich were hired by us during Fiscal 2008.  Accordingly, their initial base salaries were determined through the “executive search firm” process described above under the caption entitled “New Members of Our Management Team.”  Effective as of November 2007, Mr. Weyhrich received an increase in salary of $100,000 from $350,000 to $450,000 to reflect his promotion to Chief Financial Officer.  Mr. Weyhrich was appointed as our Chief Financial Officer in November 2007 after having served as our interim Chief Financial Officer since the commencement of his employment with us in August 2007.   The base salaries of each of our named executive officers in fiscal years after the fiscal year in which they were hired are subject to annual review by the Committee.

The Committee reviewed the annual base salary rates for Messrs. Kingsbury, Katz, Hand and Weyhrich and, pursuant to its review, increased each named executive officer’s salary by 2.5% for Fiscal 2010.   As Mr. Geraghty and Ms. Magrini were hired by us during the Transition Period, neither of them was eligible for a base salary increase in connection with the Committee’s review.

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

    Under our Bonus Plan, each named executive officer has an annual incentive target expressed as a percentage of his or her base salary as follows: 100% for Mr. Kingsbury and 50% for each named executive officer other than Mr. Kingsbury.  As described below, each named executive officer’s annual incentive award is based on a combination of our Adjusted EBITDA results (Financial Component) and his or her personal performance (Performance Component).  We believe that this methodology more closely aligns the named executive officer’s interests with our stockholders’ interests (as we believe that Adjusted EBITDA is a more accurate indicator of our financial performance) while also rewarding each of the named executive officers for his or her individual performance. We calculate Adjusted EBITDA, for this purpose, as earnings (loss) before interest, tax, depreciation and amortization with certain adjustments.

Subject to adjustment based on the Performance Component determination discussed in the following paragraph, (i) achievement at the target Adjusted EBITDA would result in a potential payout at the target level; (ii) if Adjusted EBITDA performance is less than the established Adjusted EBITDA target but greater than a predetermined threshold Adjusted EBITDA, each named executive officer would be eligible for an incentive bonus equivalent to a fractional share of his or her target bonus determined by the proportion of the Adjusted EBITDA achieved in relation to target Adjusted EBITDA; and (iii) if Adjusted EBITDA is greater than target Adjusted EBITDA, each named executive officer would be eligible for his or her target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the Adjusted EBITDA target (not subject to any maximum amount).  If Adjusted EBITDA is less than the threshold Adjusted EBITDA, no bonus would be payable.

              Once the Committee assesses the Financial Component, specific payments to each named executive officer depend on the Committee’s rating of his or her personal performance.  A rating of “Meets Expectations” means that the named executive officer has generally met his or her individual performance objectives for the year and would be eligible to receive up to 100% of his or her target bonus.  A rating of “Exceeds Expectations” means that a named executive officer has exceeded his or her individual performance objectives and would be eligible to receive up to 110% of his or her target bonus.  Finally, a rating of “Outstanding” means that a named executive officer has substantially exceeded his or her individual performance objectives and would be eligible to receive up to 125% of his or her target bonus. Where a named executive officer is rated below “Meets Expectations,” no bonus would be payable.  Notwithstanding the foregoing formulas, the Committee has the discretion to pay more or less than the formula amount to any named executive officer.

On February 25, 2010, our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31.  Notwithstanding this fiscal year change, which commenced with the Transition Period, the Committee determined that the Bonus Plan applicable to the Transition Period should be administered based on our prior fiscal calendar such that awards were established with reference to performance for the twelve months ending on May 29, 2010 (Prior Bonus Period).  The portion of the Prior Bonus Period commencing on May 31, 2009 and ending on January 30, 2010 is referred to in this Annual Report as the “Transition Bonus Period” and the portion of the Prior Bonus Period commencing on January 31, 2010 and ending on May 29, 2010 is referred to in this Annual Report as the “Initial Fiscal 2010 Bonus Period.”  The Committee determined that the Bonus Plan applicable to the period following the Initial Fiscal 2010 Bonus Period through the end of Fiscal 2010 (referred to in this Annual Report as the “Subsequent Fiscal 2010 Bonus Period”) should be administered solely with reference to performance during the Subsequent Fiscal 2010 Bonus Period.

Initial Fiscal 2010 Bonus Period

           As disclosed in our Form 8-K filed on July 9, 2010, following the conclusion of the Prior Bonus Period, the Committee assessed the Performance Component and the Financial Component applicable to such period.  The Committee assigned each named executive officer a rating of “Meets Expectations.”  Additionally, our actual Adjusted EBITDA for the Prior Bonus Period exceeded our Adjusted EBITDA target of $325 million for the Prior Bonus Period.  After giving effect to the Committee’s assessment, we made awards under the Bonus Plan to our named executive officers on July 2, 2010.  The Bonus Plan awards earned in the Initial Fiscal 2010 Bonus Period by each named executive officer are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.  Such amounts represent a portion of each named executive officer’s award earned during the Prior Bonus Period prorated for the number of days included in the Initial Fiscal 2010 Bonus Period.

Subsequent Fiscal 2010 Bonus Period

As the Subsequent Fiscal 2010 Bonus Period relates to two-thirds of Fiscal 2010, each named executive officer’s annual incentive target under the Bonus Plan applicable to the Subsequent Fiscal 2010 Bonus Period is multiplied by two-thirds.  Following the conclusion of the Subsequent Fiscal 2010 Bonus Period, the Committee assessed the Financial Component.  Although, our actual Adjusted EBITDA for the Subsequent Fiscal 2010 Bonus Period exceeded our Adjusted EBITDA target of $245.2 million for the Subsequent Fiscal 2010 Bonus Period, the Committee’s rating of each named executive officer’s personal performance during the Subsequent Fiscal 2010 Bonus Period has not yet been completed.  Accordingly, Bonus Plan awards that may be earned with respect to the Subsequent Fiscal 2010 Bonus Period are not calculable as of the date of this Annual Report.

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

Options

Upon commencement of their employment with us, Ms. Magrini and Messrs. Kingsbury, Weyhrich, Hand, Geraghty and Katz received options to purchase 10,000, 100,000, 12,500, 10,000, 12,000 and 10,000 units under the Incentive Plan, respectively.  As provided for under his employment agreement with us, Mr. Weyhrich received options to purchase an additional 7,500 units concurrently with his elevation to Chief Financial Officer in November 2007.   On April 13, 2009, Mr. Hand received options to purchase an additional 10,000 units, and on July 22, 2009, Mr. Katz received options to purchase an additional 10,000 units.

                The amounts of each named executive officer’s option awards were based on their position with us and the total target compensation packages deemed appropriate for their positions.  The Committee concluded that these awards were reasonable and consistent with the nature of the individuals’ responsibilities.

    Options granted to our named executive officers prior to April 2009 under the Incentive Plan are exercisable in three tranches; options granted to our named executive officers from and after April 2009 under the Incentive Plan are exercisable in two tranches.  Grants are made at or above fair market value, and the tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to encourage long-term performance by tying the value of the options to long-term increases in the value of Parent’s common stock.  Option awards granted to (i) Mr. Geraghty were scheduled to vest 33.34% on the first anniversary of the grant date, 33.33% on the second anniversary of the grant date, and 33.33% on the day immediately preceding the third anniversary of the grant date, and (ii) each named executive officer other than Mr. Geraghty vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years.  All options become exercisable upon a change of control and, unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option agreement provides a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or Mr. Kingsbury resigns with good reason), units issued upon the exercise of vested options will be callable under our Stockholders Agreement, and unexercised vested options will be exercisable for a period of 60 days.  The final exercise date for any option granted is the tenth anniversary of the grant date.

           As a result of his resignation as our Chief Operating Officer on January 28, 2011, Mr. Geraghty’s then unvested options were immediately forfeited as of such date and his then vested options remain exercisable through April 30, 2011.

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

              On April 24, 2009, our Board of Directors granted one-time awards of units of restricted stock to certain of our management employees, including certain of our named executive officers as follows:  Mr. Kingsbury – 3,611; Mr. Weyhrich – 4,444; and Mr. Hand – 5,111, and Mr. Katz – 4,000.  The amount of each named executive officer’s restricted stock award was based on his position with us and the total target compensation package deemed appropriate for his position.  The Committee concluded that these awards were reasonable and consistent with the nature of the named executive officer’s responsibilities.

              Units of restricted stock granted (i) on April 24, 2009 to each of our named executive officers will vest 50% on April 24, 2011 and 50% on April 24, 2012 and (ii) to Mr. Kingsbury on December 2, 2008 will vest one-third on December 2, 2011.  Two-thirds of the units of restricted stock granted to Mr. Kingsbury on December 2, 2008 were vested as of December 2, 2010.  Except as otherwise noted:

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

Benefits and Perquisites

Benefits

    We maintain broad-based benefits that are provided to all full-time employees, including health, dental, life and disability insurance.  Certain of these benefits require employees to pay a portion of the premium.  Except with respect to life insurance (our named executive officers all receive life insurance in an amount equal to three time their annual base salary) and participation in an executive medical reimbursement plan (pursuant to which our named executive officers receive a certain amount per year, to offset the cost of covered medical expenses), these benefits are offered to our named executive officers on the same basis as all other employees.  We also maintain a savings plan in which our named executive officers who have at least one year of employment with us are eligible to participate, along with a substantial majority of our employees. The savings plan is a traditional 401(k) plan, under which we match 100% of the first 3% of the named executive officer’s compensation that is deferred and 50% of the next 2% of the named executive officer’s compensation that is deferred, up to the Internal Revenue Code limit for each respective year in which the named executive officer participates in the plan.

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

 Summary Compensation Table

The following table sets forth summary information concerning the compensation of our named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (6)	Option Awards ($) (7)	Non-Equity Incentive Plan Compensation ($)(8)	All Other Compensation ($) (10)	Total ($)
Thomas A. Kingsbury, President and Chief Executive Officer	2010 5/31/09-1/30/2010 2009	884,920 556,260 422,381	500,000 (9) – –	– – 769,809	– – 3,169,250	479,430 915,441 451,128	43,029 4,250 357,477	1,907,379 1,475,951 5,170,045

Todd Weyhrich, Executive Vice President and Chief Financial Officer	2010 5/31/09-1/30/2010 2009 2008	457,486 294,396 508,942 335,654	– – – 212,000 (1)	– – 203,535 –	– – 52,430 1,049,918	126,909 242,322 241,245 –	14,784 15,969 12,402 565,356	599,179 552,687 1,018,554 2,162,928

Michael Geraghty, Chief Operating Officer (2)	2010 5/31/09-1/30/2010	499,000 28,846	– 35,000 (3)	– –	– 500,200	137,099 29,672	69,273 14,250	705,372 607,968

Joyce Manning Magrini, Executive Vice President – Human Resources	2010 5/31/09-1/30/2010	348,657 90,386	– 150,000 (3)	– –	– 263,400	94,200 69,235	71,099 24,273	513,956 597,294

Marc Katz, Executive Vice President, Merchandise Support and Information Technology (4)	2010 5/31/09-1/30/2010 2009	409,807 261,688 358,461	– – 300,000 (5)	– – 183,200	– 245,967 281,869	112,808 215,397 214,440	18,255 13,869 39,666	540,870 736,921 1,377,636

Fred Hand, Executive Vice President – Stores	2010	512,260	–	–	–	134,122	19,952	666,334

(1) Represents a bonus in lieu of direct participation in the Bonus Plan for the first year of employment pursuant to the terms of Mr. Weyhrich’s employment agreement.

(2) Mr. Geraghty resigned from his position as our Chief Operating Officer effective January 28, 2011 due to personal reasons. In order to receive an award under the Bonus Plan, a participant must be actively employed by us at the time we make payment of awards under the Bonus Plan.  Accordingly, Mr. Geraghty is not eligible to receive an award under the Bonus Plan for the Subsequent Fiscal 2010 Bonus Period.

(3) Represents a sign-on bonus pursuant to the terms of the named executive officer’s employment agreement.

(4) Effective as of April 3, 2011, Mr. Katz assumed the role of Executive Vice President, Merchandising Support and Information Technology.  Effective as of December 22, 2009, Mr. Katz assumed the role of Executive Vice President of Merchandise Planning and Allocation of the Company and ceased serving as the Company’s Principal Accounting Officer.

(5) Represents, pursuant to the terms of Mr. Katz’s employment agreement, a repair bonus in the amount of $300,000 to recompense Mr. Katz for bonuses from his prior employer which were forfeited by reason of Mr. Katz’s employment with us.

(6) Represents the aggregate grant date fair value of awards of restricted units of Parent’s common stock.  Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 13 to our Consolidated Financial Statements.   The vesting terms and conditions of restricted stock awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”

(7) Represents the aggregate grant date fair value of awards of options to purchase units of Parent’s common stock.  With respect to each of Messrs. Kingsbury, Weyhrich and Katz, the amount shown in Fiscal 2009 includes the incremental value (calculated in accordance with FASB ASC Topic 718) of the repriced and exchanged options described below under the caption entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and the table entitled “Outstanding Equity Awards at Fiscal Year-End.”  Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in our Consolidated Financial Statements.  The amount of compensation, if any, actually realized by a named executive officer from the exercise and sale of vested options will depend on numerous factors, including the continued employment of the named executive officer during the vesting period of the award and the amount by which the unit price on the day of exercise and sale exceeds the option exercise price. The vesting terms and conditions of option awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”

(8) The amounts reported in this column for Fiscal 2010 represent Bonus Plan awards earned by each named executive officer with respect to the Initial Fiscal 2010 Bonus Period.  As described above under the caption entitled “Annual Incentive Awards,” the award actually earned by each named executive officer pursuant to the Bonus Plan for the Subsequent Fiscal 2010 Bonus Period, if any, is not calculable as of the filing of this report.

(9)  Represents a special one-time bonus award for Mr. Kingsbury for his performance during Fiscal 2010.

(10) The amounts reported in this column for Fiscal 2010 represent the following:

Name	Relocation Expenses ($)(a)	Company Matching 401(k) Contributions ($)	Automobile Reimbursement ($)(b)	Tax Reimbursements ($)(c)	Other Perquisites or Contractual Arrangements ($)(d)	Total ($)
Thomas A. Kingsbury	–	9,800	5,937	24,223	3,069	43,029

Todd Weyhrich	–	9,800	3,939	–	1,045	14,784

Michael Geraghty	48,208	–	17,851	–	3,214	69,273

Joyce Manning Magrini	29,500	9,800	17,296	14,198	305	71,099

Marc Katz	–	9,800	5,116	–	3,339	18,255

Fred Hand	–	9,800	8,555	–	1,597	19,952

(a) Consists of payment for certain temporary housing accommodations.

(b) Consists of the following incremental costs to us associated with the provision of the use of a company car: (i) the value of the use of the company car purchased in the Transition Period for Mr. Geraghty ($13,250) and Ms. Magrini ($12,750); (ii) $1,241 of automobile insurance costs incurred by each named executive officer; (iii) fuel expenses in the following amounts: Mr. Kingsbury: $2,157; Mr. Weyhrich - $2,170; Mr. Geraghty - $2,361; Ms. Magrini - $2,921; Mr. Katz - $1,843; and Mr. Hand - $3,477; and (iv) maintenance expenses in the following amounts: Mr. Kingsbury: $2,539; Mr. Weyhrich - $528; Mr. Geraghty - $999; Ms. Magrini - $384; Mr. Katz - $2,032; and Mr. Hand - $3,837.  We incurred the following costs to purchase new cars for each of the following named executive officers in prior fiscal years: Mr. Weyhrich - $62,171 (Fiscal 2008); Mr. Hand - $47,715 (Fiscal 2008); Mr. Kingsbury - $50,324 (Fiscal 2009); Mr. Katz - $32,931 (Fiscal 2009).

(c) Represents reimbursement of income taxes related to temporary housing ($13,405) and out of pocket expenses ($10,818) for Mr. Kingsbury, and temporary housing expenses ($14,198) for Ms. Magrini.

(d) Represents amounts reimbursed by us to each named executive officer as part of participation in our executive medical reimbursement plan.

Grants of Plan-Based Awards

The following table sets forth information regarding our grants of plan-based awards to our named executive officers during Fiscal 2010:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Unit)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)(2)
Thomas A. Kingsbury	N/A	292,012	584,025	–	–	–	–	–

Todd Weyhrich	N/A	77,297	154,595	–	–	–	–	–

Michael Geraghty(3)	N/A	–	–	–	–	–	–	–

Joyce Manning Magrini	N/A	58,654	117,308	–	–	–	–	–

Marc Katz	N/A	68,709	137,418	–	–	–	–	–

Fred Hand	N/A	85,886	171,772	–	–	–	–	–

 (1)  The amounts shown reflect the Subsequent Fiscal 2010 Bonus Period and represent the threshold and target payments the named executive officer will be eligible to receive under our Bonus Plan in the event that the named executive officer “Meets Expectations” pursuant to the Performance Component.  As discussed in more detail under the section above entitled “Annual Incentive Awards,” the amounts that may be earned in the Subsequent Fiscal 2010 Bonus Period under the Bonus Plan are not calculable through the date of this report.

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

(3)  In order to receive an award under the Bonus Plan, a participant must be actively employed by us at the time we make payment of awards under the Bonus Plan.  Accordingly, Mr. Geraghty is not eligible to receive an award under the Bonus Plan for the Subsequent Fiscal 2010 Bonus Period.

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

 Outstanding Equity Awards at Fiscal Year-End

            The following table sets forth information with respect to the outstanding stock options and units of unvested restricted stock held by each named executive officer as of January 29, 2011:

Name	Grant Date	Option Awards				Stock Awards
		Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($/Unit)	Option Expiration Date	Number of Units That Have Not Vested (#) (5)	Market Value Of Units of Stock That Have Not Vested ($) (6)
Thomas A. Kingsbury	12/2/2008 12/2/2008 12/2/2008 12/2/2008 4/24/2009	– 20,000 10,000 – –	– 30,000 (2) 15,000 25,000 (3) –	– 90 180 90 –	– 12/2/2018 12/2/2018 12/2/2018 –	2,500 – – – 3,611	175,150 – – – 252,987

Todd Weyhrich	8/21/2007 8/21/2007 8/21/2007 11/5/2007 11/5/2007 11/5/2007 4/24/2009	2,499 2,500 – 1,500 1,500 – –	1,667 (2) 1,667 4,167 (3) 1,000 (2) 1,000 2,500 (3) –	90 180 90 90 180 90 –	8/21/2017 8/21/2017 8/21/2017 11/5/2017 11/5/2017 11/5/2017 –	– – – – – – 4,444	– – – – – – 311,347

Michael Geraghty (4)	1/4/2010 1/4/2010	2,666 1,333	– –	90 180	4/30/2011 4/30/2011	– –	– –

Joyce Manning Magrini	11/2/2009 11/2/2009	– –	6,667 3,333	90 180	11/2/2019 11/2/2019	– –	– –

Marc Katz	7/9/2008 7/9/2008 7/9/2008 4/24/2009 7/22/2009 7/22/2009	1,333 1,333 – – – –	2,000 (2) 2,000 3,334 (3) – 6,667 3,333	90 180 90 – 90 180	7/9/2018 7/9/2018 7/9/2018 – 7/22/2019 7/22/2019	– – – 4,000 – –	– – – 280,240 – –

Fred Hand	2/11/2008 2/11/2008 2/11/2008 4/13/2009 4/13/2009 4/24/2009	1,333 1,333 – – – –	2,000 (2) 2,000 3,334 (3) 6,667 3,333 –	90 180 90 90 180 –	2/11/2018 2/11/2018 2/11/2018 4/13/2019 4/13/2019 –	– – – – – 5,111	– – – – – 358,077

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

(4) In connection with his employment with us, Mr. Geraghty received options to purchase 12,000 units vesting as follows: 33.34% on the first anniversary of the grant date, 33.33% on the second anniversary of the grant date, and 33.33% on the day immediately preceding the third anniversary of the grant date.  Mr. Geraghty resigned as our Chief Operating Officer on January 28, 2011 and, as a result (i) Mr. Geraghty’s unvested options were immediately forfeited as of such date, and (ii) Mr. Geraghty’s vested options remain exercisable through April 30, 2011.

(5) Provided, in each case, that the named executive officer remains continuously employed by us on such date, the units of restricted stock granted to (i) each of the named executive officers on April 24, 2009 will vest 50% on April 24, 2011 and 50% on April 24, 2012; and (ii) Mr. Kingsbury on December 2, 2008 will vest one-third on December 2, 2011.  One-third of the units of restricted stock granted to Mr. Kingsbury on December 2, 2008 vested on December 2, 2009 and one-third of the units of restricted stock granted to Mr. Kingsbury on December 2, 2008 vested on December 2, 2010.

(6) The amounts set forth in this column represent the fair market value of the unvested shares of restricted stock held by the named executive officer using a price of $70.06 per unit, which was the fair market value of each unit at the end of Fiscal 2010.

Option Exercises and Stock Vested

             The following table sets forth information regarding the vesting of our named executive officers’ restricted stock during Fiscal 2010. None of our named executive officers exercised stock options during Fiscal 2010.

Name	Option Awards		Stock Awards
	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Thomas A. Kingsbury	–	–	2,500	175,150

Todd Weyhrich	–	–	–	–

Michael Geraghty	–	–	–	–

Joyce Manning Magrini	–	–	–	–

Marc Katz	–	–	–	–

Fred Hand	–	–	–	–

(1) The value realized is equal to the fair market value of $70.06 per unit on the day of vesting multiplied by the number of units that vested.  Mr. Kingsbury’s units of restricted stock vested on December 2, 2010.

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

 Potential Payments Upon Termination or Change-in-Control

           The following is a discussion of payments and benefits that would be due to each of our named executive officers upon the termination of his or her employment with us, including termination in connection with a change of control.  The amounts in the table below assume that each termination was effective as of January 28, 2011, the last business day of Fiscal 2010, and are merely illustrative of the impact of a hypothetical termination of each executive’s employment.  The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.

           Mr. Geraghty was entitled to receive only the benefits described below under the caption entitled “Termination for Any Other Reason” in connection with his resignation on January 28, 2011.

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

•	units issued upon the exercise of vested options will be callable under our Stockholders Agreement; and

•	unexercised vested options will be exercisable for a period of 60 days;

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

•	all vested units of restricted stock are callable under the Stockholders Agreement.

Termination Without Cause or for Good Reason
Name						Termination for Any Other Reason ($)(5)	Option Acceleration Upon Change of Control ($) (6)	Restricted Stock Acceleration Upon Change of Control, Death or Disability ($) (7)
	Base Salary ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Health Benefits ($) (3)	Other Payments ($)	Option and Restricted Stock Acceleration ($) (4)

Thomas A. Kingsbury	1,742,500	584,025	18,080	–	518,958	–	–	428,137

Todd Weyhrich	461,250	154,595	9,040	–	–	–	–	311,347

Michael Geraghty	500,000	–	7,139	–	–	–	–	–

Joyce Manning Magrini	350,000	117,308	9,040	–	–	–	–	–

Marc Katz	410,000	137,417	9,040	–	–	–	–	280,240

Fred Hand	512,500	171,772	9,040	–	–	–	–	358,077

(1)  The amount set forth in this column (i) reflects the severance pay the named executive officers would be entitled to receive based upon salaries in effect as of January 28, 2011, (ii) with respect to Mr. Kingsbury, assumes that the severance pay will be provided for a period of two years in accordance with the terms of his employment agreement; and (iii) with respect to each named executive officer other than Mr. Kingsbury, assumes that the severance pay will be provided for a period of one year in accordance with the terms of his or her employment agreement.

 (2)  The amounts set forth in this column for each of the named executive officers reflect the award that would be received pursuant to the Bonus Plan with respect to the Subsequent Fiscal 2010 Bonus Period assuming that our Adjusted EBITDA performance equals the established Adjusted EBITDA target and the named executive officer “Meets Expectations” pursuant to the Performance Component of the Bonus Plan.  As discussed in more detail under the section above entitled “Annual Incentive Awards,” the amounts that may be earned during the Subsequent Fiscal 2010 Bonus Period under the Bonus Plan are not calculable through the date of this report.

 (3)  The amounts set forth in this column have been calculated based upon the health coverage rates and elections in effect as of as January 28, 2011 for each of the named executive officers, and assumes that coverage will be provided (i) for a period of two years for Mr. Kingsbury; and (ii) for a period of one year with respect to each named executive officer other than Mr. Kingsbury.

 (4) As described above, upon cessation of employment and subject to the terms of the Incentive Plan, options and restricted stock that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option and restricted stock agreements contain a formula for calculating a number of options and restricted stock which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or if Mr. Kingsbury resigns with good reason).  Because units of our capital stock are not publicly traded, the value of our stock is only available when a valuation is performed. The units were valued at $70.06 per unit (Valuation Price) as of December 2, 2010.  The dollar value in this column with respect to Mr. Kingsbury represents the product obtained by multiplying the number of accelerated units of restricted stock (calculated pursuant to the formula contained in Mr. Kingsbury’s restricted stock agreements and assuming withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us) by the Valuation Price.  As the Valuation Price is less than the exercise price of Mr. Kingsbury’s accelerated options, Mr. Kingsbury would not receive any payment relating to such accelerated options.

(5)  Under our employment agreement with each named executive officer, in the event that such named executive officer is terminated for any reason other than by us without cause or by him or her for good reason, including as a result of death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, he or she shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.  Mr. Geraghty resigned as our Chief Operating Officer effective as of January 28, 2011 and, as a result, received only his previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to such date.

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

   The table below summarizes the compensation paid to Mr. Margolis during Fiscal 2010:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jay Margolis	27,500	–	–	–	–	–	27,500

    As of January 29, 2011, the aggregate number of options outstanding for Mr. Margolis was 2,000.

 Compensation Committee Interlocks and Insider Participation

            Messrs. Bekenstein and Hitch served at all times during Fiscal 2010, and continue to currently serve, on the Committee.  Neither of these individuals (i) has ever been an officer or an employee of ours, nor (ii) except as otherwise set forth herein, has any relationship that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission. In addition, none of our executive officers serve (or served at any time during Fiscal 2010) as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

            As a result of the Merger Transaction, all of BCFWC’s outstanding capital stock is beneficially owned by us, and all of our outstanding capital stock is beneficially owned by Parent.  The following table shows information about the beneficial ownership of Parent’s Class A Stock and Class L Stock as of April 1, 2011 by:

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

            The percentages of shares outstanding provided in the table below are based upon 5,050,557 shares of Class L Stock of and 45,455,013 shares of Class A Stock outstanding as of April 1, 2011.

Name and Address of Beneficial Owner(1)	Amount and Nature of Class L Stock Beneficially Owned	Percentage of Class	Amount and Nature of Class A Stock Beneficially Owned	Percentage of Class	Options to Purchase Units Not Exercisable Within the Next 60 Days
Affiliates of Bain Capital, LLC (2)	4,944,444	97.9%	44,499,996	97.9%	—
Jay Margolis (3)	—	—	—	—	2,000
Todd Weyhrich (4)	15,110	*	135,990	*	9,334
Joyce Manning Magrini (5)	—	—	—	—	10,000
Thomas Kingsbury (6)	51,111	1.0%	459,999	1.0%	60,000
Michael Geraghty (7)	3,999	*	35,991	*	—
Fred Hand (8)	14,445	*	130,005	*	10,666
Marc Katz (9)	8,000	*	72,000	*	16,000
Joshua Bekenstein (10)	—	—	—	—	—
Jordan Hitch (10)	—	—	—	—	—
Mark Verdi (10)	—	—	—	—	—
David Humphrey (11)	—	—	—	—	—
Executive Officers and Directors as a Group (10 persons) (12)	88,666	1.7%	797,994	1.7%	108,000

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

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 1, 2011 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person.  The address of our named executive officers and Mr. Margolis is c/o Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

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

 Bain Capital Fund IX, L.P. (“Fund IX LP”) is the sole member of Fund IX. Bain Capital Partners IX, L.P. (“Partners IX”) is the general partner of Fund IX LP. Bain Capital Investors, LLC (“BCI”) is the administrative member of each of Integral and BCIP TCV, the managing partner of BCIP-G, and the general partner of Partners IX. BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by Integral, BCIP TCV, and BCIP-G. BCI disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. Fund IX LP, Partners IX, and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by Fund IX LLC. Fund IX LP, Partners IX, and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. The address of each entity referenced in this footnote is 111 Huntington Avenue, Boston, Massachusetts 02199.

 (3)            Mr. Margolis received options to purchase 2,000 units under the 2006 Management Incentive Plan of Parent (the “Incentive Plan”) in connection with his election to our Board of Directors on December 15, 2009. These options vest 40% on December 15, 2011, 20% on December 15, 2012, 20% on December 15, 2013 and 20% on December 15, 2014.

 (4)           Mr. Weyhrich’s Class L Stock is comprised of (i) 4,444 shares that were granted to Mr. Weyhrich on April 24, 2009, (ii) vested options to purchase 7,999 shares; and (iii) options to purchase 2,667 shares that will vest on April 24, 2011. Mr. Weyhrich’s Class A Stock is comprised of (i) 39,996 shares that were granted to Mr. Weyhrich on April 24, 2009, (ii) vested options to purchase 71,991 shares; and (iii) options to purchase 24,003 shares that will vest on April 24, 2011.

(5)           Ms. Magrini received options to purchase 10,000 units under the Incentive Plan in connection with the commencement of her employment on November 2, 2009. These options vest 40% on November 2, 2011, 20% on November 2, 2012, 20% on November 2, 2013 and 20% on November 2, 2014.

(6)           Mr. Kingsbury’s Class L Stock is comprised of (i) 7,500 shares that were granted to Mr. Kingsbury on December 2, 2008; (ii) 3,611 shares that were granted to Mr. Kingsbury on April 24, 2009; (iii) vested options to purchase 30,000 shares; and (iv) options to purchase 10,000 shares that will vest on April 24, 2011.  Mr. Kingsbury’s Class A Stock is comprised of (i) 67,500 shares that were granted to Mr. Kingsbury on December 2, 2008; (ii) 32,499 shares that were granted to Mr. Kingsbury on April 24, 2009; (iii) vested options to purchase 270,000 shares; and (iv) options to purchase 90,000 shares that will vest on April 24, 2011.

(7)           In connection with his employment with us, Mr. Geraghty received options to purchase 12,000 units.  Mr. Geraghty resigned as our Chief Operating Officer on January 28, 2011.  In accordance with the terms of his option agreement, Mr. Geraghty’s 8,001 unvested options were immediately forfeited as of such date and Mr. Geraghty’s 3,999 vested options remain exercisable through April 30, 2011.

(8)           Mr. Hand’s Class L Stock is comprised of (i) 5,111 shares that were granted to Mr. Hand on April 24, 2009; (ii) vested options to purchase 4,000 shares; (iii) options to purchase 4,000 shares that will vest on April 13, 2011; and (iv) options to purchase 1,334 shares that will vest on April 24, 2011. Mr. Hand’s Class A Stock is comprised of (i) 45,999 shares that were granted to Mr. Hand on April 24, 2009; (ii) vested options to purchase 36,000 shares; (iii) options to purchase 36,000 shares that will vest on April 13, 2011; and (iv) options to purchase 12,006 shares that will vest on April 24, 2011.

(9)           Mr. Katz’s Class L Stock is comprised of (i) 4,000 shares that were granted to Mr. Katz on April 24, 2009; (ii) vested options to purchase 2,666 shares; and (iii) options to purchase 1,334 shares that will vest on April 24, 2011. Mr. Katz’s Class A Stock is comprised of (i) 36,000 shares that were granted to Mr. Katz on April 24, 2009; (ii) vested options to purchase 23,994 shares that vested on July 9, 2010; and (iii) options to purchase 12,006 shares that will vest on April 24, 2011.

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

(11)              David Humphrey is a general partner, and BCI is the managing partner, of each of BCIP Associates III (“BCIP III”), BCIP Associates III-B (“BCIP III-B”), BCIP Trust Associates III (“BCIP Trust III”) and BCIP Trust Associates III-B (“BCIP Trust III-B”), and accordingly Mr. Humphrey may be deemed to beneficially own the shares owned by BCIP Associates III, LLC (“BCIP III LLC”), BCIP Associates III-B, LLC (“BCIP III-B LLC”), BCIP T Associates III, LLC (“BCIP T III LLC”) and BCIP T Associates III-B, LLC (“BCIP T III-B LLC”).

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

(12)        Includes our current directors (Messrs. Kingsbury, Margolis, Bekenstein, Hitch, Humphrey and Verdi) and our current executive officers (Ms. Magrini and Messrs. Kingsbury, Weyhrich, Hand and Katz).

Securities Authorized for Issuance Under Equity Compensation Plans

                The following table sets forth, as of January 29, 2011, information concerning equity compensation plans under which Parent’s securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A)

Equity Compensation Plans Approved by Security Holders	(1)	$ 123.62	(2)
Equity Compensation Plans Not Approved by Security Holders	-	-	-

Total	(1)	$ 123.62	(2)

(1)  As of January 29, 2011, 4,405,491 shares of Class A Stock and 489,499 shares of Class L Stock were issuable pursuant to outstanding options under our Incentive Plan.

(2)  As of January 29, 2011, 888,453 shares of Class A Stock and 98,717 shares of Class L Stock may be issued pursuant to future issuances under our Incentive Plan.

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

 Item 14.     Principal Accounting Fees and Services

  Fees Paid to the Principal Accountant

            The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP (D&T), the member firms of Deloitte Touche Tohmatsu and their respective affiliates, our independent registered public accounting firm, for Fiscal 2010, the transition period ended January 30, 2010 and Fiscal 2009:

	Fiscal Year Ended January 29, 2011	Transition Period Ended January 30, 2010	Fiscal Year Ended May 30, 2009
Audit Fees (1)	$1,990,420	$ 1,732,612	$ 1,822,000
Audit-Related Fees (2)	$317,363	$ 95,000	$ 86,000
Tax Fees (3)	$651,928	$ 550,475	$ 878,000
All Other Fees	$-	$ -	$ -
Total	$2,959,711	$ 2,378,087	$ 2,786,000

(1)	Audit Fees — represents aggregate fees for the audit of our annual financial statements and review of our interim financial statements.

(2)	Audit-Related Fees - represents fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(3)	Tax Fees – represents fees incurred in connection with a strategic tax review, the filing of tax returns, and other tax consulting services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In accordance with its charter, the Audit Committee of our Board of Directors must pre-approve all audit and permissible non-audit services to be provided by D&T.  In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of D&T.  All services provided by D&T during the fiscal year ended January 29, 2011, the transition period ended January 30, 2010, and the fiscal year ended May 30, 2009 were pre-approved by the Audit Committee.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1)             Financial Statements. The consolidated financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page 55 of this Report.

(2)             Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts filed as part of this Report is set forth on page 110 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

 (3)             Exhibits Required by Item 601 of Regulation S-K.  See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

            The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report.  Exhibits that previously have been filed are incorporated herein by reference.

EXHIBIT NO.	DESCRIPTION
2.1 (1)	Agreement and Plan of Merger, dated as of January 18, 2006, by and among Burlington Coat Factory Warehouse Corporation, BCFWC Acquisition, Inc. and BCFWC Mergersub, Inc.
3.1 (1)	Certificate of Incorporation of Burlington Coat Factory Investments Holdings, Inc.
3.2 (1)	By-laws of Burlington Coat Factory Investments Holdings, Inc.
4.1 (2)	Senior Discount Notes Indenture, dated as of April 13, 2006, by and among Burlington Coat Factory Investments Holdings, Inc. and Wells Fargo Bank, N.A., as Trustee.
4.2 (2)	Form of 14 1/2% Senior Discount Note due 2014 (included in Exhibit 4.1).
4.3 (1)	Senior Notes Indenture, dated as of April 13, 2006, by and among Burlington Coat Factory Warehouse Corporation, the Guarantors party thereto and Wells Fargo Bank, N.A., as Trustee.
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

10.7 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of PNC Bank, National Association.
10.8 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Siemens Financial Services, Inc.

10.9 (15)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.
10.10 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of National City Business Credit, Inc.
10.11 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Citizens Bank of Pennsylvania.
10.12 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of HSBC Business Credit (USA), Inc.
10.13 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Sovereign Bank.
10.14 (15)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Capital One Leverage Finance Corp.
10.15 (7)	Revolving Credit Note, dated as of December 12, 2006, by the Borrowers party thereto in favor of Wachovia Bank, National Association.
10.16 (15)	Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of U.S. Bank, National Association.
10.17 (1)	Form of Swingline Note.
10.18 (1)	Guaranty, dated as of April 13, 2006, by the Facility Guarantors party thereto in favor of Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as Collateral Agent.
10.19 (1)	Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.
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

10.22 (15)
Confirmation and Amendment of Ancillary Loan Documents, dated January 15, 2010, by and among the
Borrowers party thereto, the Facility Guarantors party thereto, and Bank of America, N.A., as
Administrative Agent and Collateral Agent, for its own benefit and for the benefit of the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank as Co-Syndication Agents, J.P. Morgan
Securities Inc. and UBS Securities LLC as Co-Documentation Agents.

10.23 (15)	Post-Closing Agreement, dated January 15, 2010, among the Borrowers party thereto, the Facility Guarantors party thereto and Bank of America, N.A.
10.24 (15)	Grant of Security Interest in U.S. Trademarks, dated January 15, 2010, by and among BCFWC and Bank of America, N.A., as Collateral Agent.
10.25 (15)	Grant of Security Interest in U.S. Trademarks, dated January 15, 2010, by and among BCFWC and Bear Stearns Corporate Lending, Inc., as Collateral Agent.
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
10.32 (15)
Joinder to Loan Documents, dated as of January 8, 2010, by and among Bear Stearns Corporate Lending Inc., Burlington Coat Factory Warehouse Corporation, the Existing Facility Guarantors and the New Facility Guarantor.

10.33 (15)	Joinder to Loan Documents, dated as of January 8, 2010, by and among Bank of America, N.A., the Existing Borrowers, the New Borrower and the Facility Guarantors.
10.34* (15)	Employment Agreement, dated as of December 22, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Geraghty.
10.35* (15)	Employment Agreement, dated as of October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.
10.35.1* (15)	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.
10.36* (4)	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.
10.36.1* (5)	Amendment to Employment Agreement, dated as of June 27, 2008, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.
10.37* (5)	Employment Agreement, dated as of June 26, 2008, by and between Burlington Coat Factory Warehouse Corporation and Marc Katz.
10.38* (8)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.
10.39* (6)	Form of Amendment to Employment Agreement.
10.40* (1)	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.
10.41* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.42* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.43* (1)	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.
10.43.1* (8)	Amendment No. 1 to the Burlington Coat Factory Holdings, Inc. Management Incentive Plan dated as of December 2, 2008.
10.43.2* (9)	Amendment No. 2 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of March 19, 2009.
10.43.3* (13)	Amendment No. 3 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of September 14, 2009.
10.44* (9)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.45* (9)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.46* (9)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.47* (9)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.48* (9)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.49* (9)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.
10.50* (9)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.
10.51* (9)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.52 (11)	Stockholders Agreement dated as of April 13, 2006 by and among Burlington Coat Factory Holdings, Inc. and the Investors and Managers named therein.
10.53 (1)	Advisory Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.
10.54 *(16)	Employment Agreement, dated as of January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.
12	Statement re: Calculation of Ratio of Earnings to Fixed Charges.
14 (14)	Burlington Coat Factory Warehouse Corporation Code of Business Conduct and Ethics.
21	Subsidiaries of the Registrant.
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to Registrant’s Registration Statement on Form S-4, No. 333-137917, filed on October 10, 2006.
(3)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Amendment No. 2 to Registration Statement on Form S-4, No. 333-137916, filed on December 29, 2006.

(4)	Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2007.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on June 27, 2008.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended June 2, 2007 filed on August 30, 2007.
(7)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 filed on August 29, 2008.
(8)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(9)	Incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on February 26, 2010.
(11)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended May 30, 2009 filed on August 27, 2009.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on January 19, 2010.
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended November 28, 2009 filed on January 12, 2010.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on November 19, 2009.
(15)	Incorporated by reference to our Transition Report on Form 10-K/T for the transition period ended January 30, 2010 filed on April 30, 2010.

(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.

*	Management Contract or Compensatory Plan or Arrangement.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

By: /s/ Thomas A. Kingsbury
Thomas A. Kingsbury President and Chief Executive Officer

Date:  April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of April 2011.

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