Form 10-Q
period 2011-06-14
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2011-06-14
CIK 718916, 1368775

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 14, 2011, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(All amounts in thousands)

	April 30, 2011	January 29, 2011	May 1, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$67,536	$30,214	$237,179
Restricted Cash and Cash Equivalents	37,274	30,264	2,595
Accounts Receivable, Net of Allowances for Doubtful Accounts	33,763	49,875	32,405
Merchandise Inventories	688,985	644,228	634,008
Deferred Tax Assets	22,174	24,835	29,813
Prepaid and Other Current Assets	37,402	36,109	50,081
Prepaid Income Taxes	25,169	16,447	9,416
Assets Held for Disposal	2,156	2,156	521

Total Current Assets	914,459	834,128	996,018

Property and Equipment - Net of Accumulated Depreciation	849,606	857,589	840,492
Tradenames	238,000	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	382,474	389,986	413,267
Goodwill	47,064	47,064	47,064
Other Assets	98,765	91,241	90,869

Total Assets	$2,530,368	$2,458,008	$2,625,710

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$489,481	$190,460	$504,501
Income Taxes Payable	3,403	4,429	20,329
Other Current Liabilities	218,597	208,515	208,907
Current Maturities of Long Term Debt	10,788	14,264	15,449

Total Current Liabilities	722,269	417,668	749,186

Long Term Debt	1,451,636	1,358,021	1,264,484
Other Liabilities	214,347	215,528	175,547
Deferred Tax Liabilities	274,508	279,279	276,698

Commitments and Contingencies (Notes 3 and 11)

Stockholder’s (Deficit) Equity:

Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding at April 30, 2011, January 29, 2011 and May 1, 2010)	-	-	-
Capital in Excess of Par Value	467,907	466,754	464,722
Accumulated Deficit	(600,299)	(279,242)	(304,927)
Total Stockholder’s (Deficit) Equity	(132,392)	187,512	159,795
Total Liabilities and Stockholder’s (Deficit) Equity	$2,530,368	$2,458,008	$2,625,710

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(Unaudited)
(All amounts in thousands)
	Three Months Ended

	April 30, 2011	May 1, 2010

REVENUES:
Net Sales	$929,081	$894,678
Other Revenue	7,250	7,280

Total Revenue	936,331	901,958

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	577,303	552,353
Selling and Administrative Expenses	288,828	278,528
Restructuring and Separation Costs	-	963
Depreciation and Amortization	36,620	36,729
Impairment Charges – Long-Lived Assets	9	185
Other Income, Net	(2,809)	(2,966)
Loss on Extinguishment of Debt	37,764	-
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	30,854	27,365

Total Costs and Expenses	968,569	893,157

(Loss) Income Before Income Tax (Benefit)Expense	(32,238)	8,801

Income Tax (Benefit) Expense	(11,181)	3,588

Net (Loss) Income	$(21,057)	$5,213

Total Comprehensive (Loss) Income	$(21,057)	$5,213

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(All amounts in thousands)

	Three Months Ended

	April 30, 2011	May 1, 2010

OPERATING ACTIVITIES
Net (Loss) Income	$(21,057)	$5,213
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:

Depreciation and Amortization	36,620	36,729
Impairment Charges – Long-Lived Assets	9	185
Amortization of Debt Issuance Costs	2,552	3,070
Accretion of New Senior Notes and Existing Senior Notes and Discount Notes	358	174
Interest Rate Cap Agreement - Adjustment to Market	1,252	4,592
Provision for Losses on Accounts Receivable	448	549
Provision for Deferred Income Taxes	(2,110)	(6,706)
Loss on Retirement of Fixed Assets	168	172
Loss on Extinguishment of Debt – Write-off of Deferred Financing Fees	16,435	-
Excess Tax Benefit from Stock Based Compensation	(448)	-
Non-Cash Stock Compensation Expense	705	233
Non-Cash Rent Expense	(1,165)	(827)

Changes in Assets and Liabilities:
Accounts Receivable	(3,283)	(1,115)
Merchandise Inventories	(44,757)	(20,713)
Prepaid and Other Current Assets	(9,588)	(25,212)
Accounts Payable	299,021	364,700
Other Current Liabilities and Income Tax Payable	15,616	4,004
Deferred Rent Incentives	18,995	3,684
Other Long Term Assets and Long Term Liabilities	788	407

Net Cash Provided by Operating Activities	310,559	369,139

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(33,118)	(22,160)
(Loss)/Proceeds Received from Sale of Property and Equipment	(50)	39
(Increase) Decrease in Restricted Cash and Cash Equivalents	(7,010)	10
Lease Acquisition Costs	(72)	(79)
Other	22	9

Net Cash Used in Investing Activities	(40,228)	(22,181)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	153,000	-
Proceeds from Long Term Debt – Notes Payable	450,000	-
Proceeds from Long Term Debt – Term Loan	990,000	-
Principal Payments on Long Term Debt – ABL Line of Credit	(321,600)	(121,200)
Principal Payments on Long Term Debt – Senior Discount Notes	(99,309)	-
Principal Payments on Long Term Debt – Senior Notes	(302,056)	-
Principal Payments on Long Term Debt	(205)	(193)
Principal Payments on Long Term Debt – Term Loan	(780,050)	(12,202)
Payment of Dividends	(297,917)	-
Excess Tax Benefit from Stock Based Compensation	448	-
Debt Issuance Costs	(25,320)	(934)

Net Cash Used in Financing Activities	(233,009)	(134,529)

Increase in Cash and Cash Equivalents	37,322	212,429
Cash and Cash Equivalents at Beginning of Period	30,214	24,750
Cash and Cash Equivalents at End of Period	$67,536	$237,179

Supplemental Disclosure of Cash Flow Information
Interest Paid	$27,185	$32,524
Net Income Tax Payments	$301	$8,746

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$8,453	$5,202
Notes Receivable from Sale of Assets Held for Sale	$-	$(2,000)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
April 30, 2011
(UNAUDITED)

1.  Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings).  Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation.  All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings.  The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented.  Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted.  It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (Fiscal 2010 10-K).  The balance sheet at January 29, 2011 has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2010 10-K.  Because the Company's business is seasonal in nature, the operating results for the three month period ended April 30, 2011 are not necessarily indicative of results for the fiscal year ending January 28, 2012 (Fiscal 2011).

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements contained in the Fiscal 2010 10-K.

There were no new accounting standards that had an impact on the Company’s Condensed Consolidated Financial Statements during the first quarter ended April 30, 2011 and there were no new accounting pronouncements that were issued but not yet effective as of April 30, 2011 that the Company expects to have a material impact upon becoming effective.

2. Stockholder’s (Deficit) Equity

Activity for the three month periods ended April 30, 2011 and May 1, 2010 in the Company’s common stock, capital in excess of par value, accumulated deficit, and total stockholder’s (deficit) equity are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at January 29, 2011	$-	$466,754	$(279,242)	$187,512
Net Loss	-	-	(21,057)	(21,057)
Excess Tax Benefit from Stock Based Compensation		448	-	448
Stock Based Compensation	-	705	-	705
Dividends (a)	-	-	(300,000)	(300,000)
Balance at April 30, 2011	$-	$467,907	$(600,299)	$(132,392)

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total

Balance at January 30, 2010	$-	$464,489	$(309,989)	$154,500
Net Income	-	-	5,213	5,213
Stock Based Compensation	-	233	-	233
Dividends (a)	-	-	(151)	(151)
Balance at May 1, 2010	$-	$464,722	$(304,927)	$(159,795)

(a) Represents dividends declared to the equity holders of Burlington Coat Factory Holdings, Inc. (Parent), in conjunction with the Company’s debt refinancing, of which $297.9 million was paid as of April 30, 2011, as further discussed in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.” The remaining $2.1 million is recorded in “Current Liabilities” on the Company’s Condensed Consolidated Balance Sheets as of April 30, 2011.  The $0.2 million of dividends declared at May 1, 2010 was recorded in "Current Liabilities" in the Company's Condensed Consolidated Balance Sheets as of May 1, 2010.

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	April 30, 2011	January 29, 2011	May 1, 2010

$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.50%) plus 4.75% due in quarterly payments of $2,500 from April 30, 2011 to January 28, 2017, matures on February 23, 2017.	$987,799	$-	$-

$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2011 to February 15, 2019.	450,000	-	-

$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3%.	-	777,550	852,550
$721,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 4, 2014. (a)	-	168,600	-
Senior Notes, 11.1%.	-	301,997	301,439
Senior Discount Notes, 14.5%.	-	99,309	99,309
Industrial Revenue Bonds, 6.1%.	-	-	1,210
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012.	150	200	350
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011.	60	82	146
Capital Lease Obligations	24,415	24,547	24,929

Total debt	1,462,424	1,372,285	1,279,933
Less: current maturities	(10,788)	(14,264)	(15,449)

Long-term debt, net of current maturities	$1,451,636	$1,358,021	$1,264,484

(a)	The $721 million ABL Line of Credit is effective through May 31, 2011, at which time the facility is reduced to a $600 million ABL Line of Credit. The $600 million ABL Line of Credit expires February 4, 2014. Additional information regarding the ABL Line of Credit is included below.

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

Tender Offer and Redemption

           In connection with the offering of the Notes, the application of proceeds therefrom and the previously announced early settlement of the cash tender offers of BCFWC and the Company for any and all of the 11.1% Senior Notes (Existing Senior Notes) and 14.5% Senior Discount Notes (Existing Senior Discount Notes), respectively, on February 24, 2011, BCFWC entered into a Second Supplemental Indenture, dated February 24, 2011 between BCFWC, the guarantors signatory thereto and Wilmington Trust FSB, relating to an Indenture (as amended, supplemented or otherwise modified, the BCF Indenture), dated April 13, 2006, between BCFWC, the guarantors signatory thereto and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), and the Company entered into a First Supplemental Indenture, dated February 24, 2011 (the First Supplemental Indenture), between the Company and Wilmington Trust FSB, relating to an Indenture, dated April 13, 2006 (as amended, supplemented or otherwise modified, the Holdings Indenture), between the Company and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), to eliminate substantially all of the restrictive covenants, certain affirmative covenants, certain events of default and substantially all of the restrictions on the ability of BCFWC or the Company, as applicable, to merge, consolidate or sell all or substantially all of their properties or assets contained in each indenture and the related Existing Notes (as defined below).

In addition, in connection with the early tender and settlement of 100% of the Senior Discount Notes by the noteholders of the Senior Discount Notes on February 24, 2011, the Company satisfied and discharged its obligations under the Holdings Indenture and with respect to the Senior Discount Notes.

Further, on February 24, 2011, BCFWC delivered a notice of redemption for the remaining principal amount not purchased in the early tender and settlement of the Existing Senior Notes, and irrevocably deposited with Wilmington Trust FSB an amount of funds sufficient to pay the redemption price of the Existing Senior Notes to satisfy and discharge its obligations under the BCF Indenture and with respect to the Existing Senior Notes. On April 15, 2011, BCFWC redeemed the remaining principal amount outstanding of the Existing Senior Notes at a redemption price equal to 102.781% of the aggregate principal amount of the Existing Senior Notes to be redeemed, plus accrued and unpaid interest on the Existing Senior Notes to the redemption date.

$1 Billion Senior Secured Term Loan Facility

In connection with the offering of the Notes, on February 24, 2011, BCFWC refinanced its $900 Million Senior Secured Term Loan Facility (the Existing Term Loan Facility) with the proceeds of a new $1.0 Billion Senior Secured Term Loan Facility (New Term Loan or New Term Loan Facility).

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

Like the Existing Term Loan Facility, the New Term Loan Facility is secured by (a) a perfected first priority lien on substantially all real and personal property of BCFWC and the Term Loan Guarantors and (b) a perfected second priority lien on all inventory, accounts and personal property related to inventory and accounts of BCFWC and the Term Loan Guarantors, in each case subject to various limitations and exceptions.  The New Term Loan Facility requires BCFWC to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio (each measured quarterly).  The New Term Loan Facility also contains limitations on BCFWC’s ability to, among other things, incur indebtedness and liens, make investments, capital expenditures and restricted payments, sell assets and prepay certain indebtedness.

The New Term Loan Facility is to be repaid in quarterly payments of $2.5 million from April 30, 2011 to January 28, 2017, with the balance of the New Term Loan Facility due upon maturity on February 23, 2017.  Beginning with the fiscal year ending on January 28, 2012, at the end of each fiscal year, the Company is required to make a payment based on its available free cash flow (as defined in the credit agreement governing the New Term Loan Facility).  This payment offsets future mandatory quarterly payments.

The Company’s New Term Loan Facility contains financial, affirmative and negative covenants and requires that the Company, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount.  Specifically, the consolidated leverage ratio is our total debt to Adjusted EBITDA, as each term is defined in the new credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, that may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter.  The consolidated interest coverage ratio is our consolidated interest expense to Adjusted EBITDA, as each term in defined in the new credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, that must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net (loss) income for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net (loss) income, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The interest rates for the New Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the New Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin.  The interest rate on the New Term Loan Facility was 6.25% as of April 30, 2011.

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

BCFWC used the net proceeds from the offering of the Notes, together with borrowings under the New Term Loan Facility and the ABL Line of Credit, to (i) repurchase any and all of the outstanding Existing Senior Notes and Existing Senior Discount Notes, pursuant to cash tender offers commenced by BCFWC and the Company on February 9, 2011, and to redeem any Existing Notes that remained outstanding after the completion of the cash tender offers, and pay related fees and expenses, including tender or redemption premiums and accrued interest on the Existing Notes, (ii) to repay the indebtedness under Existing Term Loan Facility and (iii) to pay a special cash dividend of approximately $300.0 million in the aggregate to the equity holders of the Parent on a pro rata basis, and to pay related fees and expenses.

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt.  As a result, the Company recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in its Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  Of the $37.8 million loss on the extinguishment of debt, $21.4 million represented early call premiums that the Company paid to the holders of its Existing Senior Notes and Existing Senior Discount Notes as a result of repurchasing both notes prior to their maturity.  The remaining $16.4 million represented the write off of deferred financing fees related to the extinguished debt facilities.

In conjunction with the issuance of the new debt facilities, the Company paid $25.3 million of legal, consulting, audit related and placement fees.  These costs were all deferred and recorded in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets and will be amortized through the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income over the respective lives of the new debt facilities using the interest method.

ABL Line of Credit

 The ABL Line of Credit carries an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding.  Commitment fees of 0.75% to 1.0%, based on the Company’s usage of the line of credit, were charged on the unused portion of the facility and were included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

In connection with the offering of the Notes and the refinancing of the Term Loan Facility, on February 24, 2011, BCFWC entered into a first amendment (the First Amendment) to the Amended and Restated Credit Agreement, dated January 15, 2010 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), among BCFWC, as lead borrower, the borrowers party thereto, the facility guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank as co-syndication agents, J.P. Morgan Securities Inc. and UBS Securities LLC as co-documentation agents and General Electric Capital Corporation, US Bank, National Association and SunTrust Bank as senior managing agents, governing the ABL Line of Credit to permit BCFWC to, among other things, (i) issue and guarantee the Notes, (ii) incur additional indebtedness in connection with the refinancing of the Existing Term Loan Facility by increasing the limitation on term loan indebtedness from $900.0 million to $1.0 billion, (iii) have additional flexibility to make investments, capital expenditures, and dividends and other distributions with respect to equity interests and (iv) make a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent, on a pro rata basis.

As a result of these debt refinancing transactions, the Existing Senior Notes and Existing Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were eliminated and replaced with a $450.0 million aggregate principal amount of 10% Senior Notes (the Notes) due 2019 at an issue price of 100%.  Additionally, the Existing Term Loan with a carrying value of $777.6 million at February 24, 2011 was replaced with the $1,000.0 million New Term Loan Facility with a $10 million original issue discount.  This original issue discount will accrete over the life of the New Term Loan Facility.  Borrowings on the ABL Line of Credit related to the refinancing transactions were $101.6 million.  As a result of these refinancing transactions, the Company incurred various fees and charges of approximately $63 million.  In connection with the offering of the Notes and the refinancing of the Term Loan facility, a cash dividend of approximately $300.0 million in the aggregate was paid to the equity holders of Parent, on a pro rata basis.

At April 30, 2011, the Company had $388.9 million available under the ABL Line of Credit and no outstanding borrowings.  The maximum borrowings under the facility during the three month period ended April 30, 2011 amounted to $184.9 million.  Average borrowings during the three month period ended April 30, 2011 amounted to $72.7 million at an average interest rate of 4.5%.  At January 29, 2011, $168.6 million was outstanding under this credit facility.

At May 1, 2010, the Company had $306.6 million available under the ABL Line of Credit and no borrowings outstanding.  The maximum borrowings under the facility during the three month period ended May 1, 2010 amounted to $121.2 million.  Average borrowings during the three month period ended May 1, 2010 amounted to $19.5 million at an average interest rate of 2.9%.

Both the New Term Loan and the ABL Line of Credit are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries (with the exception of one immaterial non-guarantor subsidiary).  The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.  The New Term Loan is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

Holdings and all of the Company’s subsidiaries fully and unconditionally guarantee BCFWC’s obligations under the $721 million ABL Line of Credit and the $1,000 million New Term Loan Facility.  These guarantees are both joint and several.

As of April 30, 2011, the Company was in compliance with all of its debt covenants.  The agreements regarding the ABL Line of Credit and the New Term Loan Facility, as well as the indenture governing the Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $35.5 million, $29.2 million and $38.2 million in deferred financing fees, net of accumulated amortization, as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets.  Amortization of deferred financing fees amounted to $2.6 million and $3.1 million for the three month periods ended April 30, 2011 and May 1, 2010, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  During the three months ended April 30, 2011, the Company recorded $25.3 million of new deferred financing costs related to the New Term Loan Facility and the Notes described above and wrote off $16.4 million of previously capitalized deferred debt costs related to the Existing Term Loan and the Existing Senior Notes and Existing Senior Discount Notes which were all settled in connection with the refinancing transactions described above.

4.  Fair Value Measurements

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

Financial Assets

The Company’s financial assets as of April 30, 2011 included cash equivalents, interest rate cap agreements and a note receivable.  The Company’s financial liabilities are discussed below.  The carrying value of cash equivalents approximates fair value due to its short-term nature.  The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves.  To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.  As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default.  As of April 30, 2011, the Company recorded credit valuation adjustments of less than $0.1 million to the overall valuation of the Company's interest rate cap agreements.  The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	April 30, 2011	January 29, 2011	May 1, 2010

Assets:
Level 1
Cash equivalents (including restricted cash)	$69,754	$30,331	$214,051

Level 2
Interest rate cap agreements (a)	$2,027	$3,279	$4,186

Level 3
Note Receivable (b)	$1,099	$1,090	$1,407

(a)
Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 5 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company's interest rate cap agreements).

(b)
Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets.  The change in fair value of the Company’s Level 3 note receivable from January 29, 2011 to April 30, 2011 is related to unrealized gains.  The change in fair value of the Company’s Level 3 note receivable from May 1, 2010 to January 29, 2011 is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains of $0.2 million.

Financial Liabilities

The fair value of the Company’s debt as of April 30, 2011, January 29, 2011 and May 1, 2010 is noted in the table below:

			(in thousands)
	April 30, 2011			January 29, 2011	May 1, 2010
	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)

$1,000,000 Senior Secured Term Loan Facility, 6.25% due in quarterly payments of 2,500 from April 30, 2011 to January 28, 2017, matures on February 23, 2017.	$987,799	$988,622	$-	$-	$-	$-
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2011 to February 15, 2019.	450,000	456,750	-	-	-	-
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3%.	-	-	777,550	773,986	852,550	802,818
$721,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 4, 2014. (a)	-	-	168,600	168,600	-	-
Senior Notes, 11.1%.	-	-	301,997	313,322	301,439	308,975
Senior Discount Notes, 14.5%.	-	-	99,309	104,274	99,309	98,316
Other debt (b)	210	210	282	282	1,706	1,706
Total debt	$1,438,009	$1,445,582	$1,347,738	$1,360,464	$1,255,004	$1,211,815

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

As of April 30, 2011, the fair value of the Company’s debt, exclusive of capital leases, was $1,445.6 million compared to the carrying value of $1,438.0 million.  The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates.  Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since April 30, 2011, and current estimates of fair value may differ from amounts presented herein.

5.  Derivative Instruments and Hedging Activities

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

As of April 30, 2011, January 29, 2011 and May 1, 2010, the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	April 30, 2011		January 29, 2011		May 1, 2010
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Assets	$ 2,027	Other Assets	$ 3,279	Other Assets	$ 4,186

Liability Derivatives
	April 30, 2011		January 29, 2011		May 1, 2010
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$ -	Other Liabilities	$ -	Other Liabilities	$ -

(Gain) Loss on Derivatives Instruments

Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives		Amount of (Gain) or Loss Recognized in Income on Derivatives
Three Months Ended
			April 30, 2011			May 1, 2010

Interest Rate Cap Agreements	Interest Expense			$1,252		$4,592

One of the four interest rate cap agreements became effective on May 12, 2006.  It has a notional principal amount of $300 million with a cap rate of 7.0% and terminated on May 31, 2011.  Upon the effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  The Company adjusts this interest rate cap agreement to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

On December 20, 2007, the Company entered into an additional interest rate cap agreement.  The agreement has a notional principal amount of $600 million with a cap rate of 7.0% and terminated on May 31, 2011.  The agreement became effective on May 29, 2009 upon the termination of an expiring $700 million interest rate cap agreement.  As of the effective date, the Company determined that it would not monitor this interest rate cap agreement for hedge effectiveness.  Instead, the Company adjusts the interest rate cap to fair value on a quarterly basis and records all gains and losses associated with this contract in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

On January 16, 2009, the Company entered into two additional interest rate cap agreements, each of which became effective on May 31, 2011 upon termination of the Company’s existing $300 million and $600 million interest rate cap agreements described above.  Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015.  As of the effective date, the Company determined that it would not monitor them for hedge effectiveness. The Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

6. Income Taxes

As of April 30, 2011, the Company had a current deferred tax asset of $22.2 million and a non-current deferred tax liability of $274.5 million.  As of January 29, 2011, the Company had a current deferred tax asset of $24.8 million and a non-current deferred tax liability of $279.3 million.  As of May 1, 2010, the Company had a current deferred tax asset of $29.8 million and a non-current deferred tax liability of $276.7 million.  Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes.  Non-current deferred tax liabilities primarily relate to rent expense, pre-opening costs, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  For the first quarter ending April 30, 2011, the Company’s best estimate of its annual effective income tax rate was 32.7%, excluding discrete items.

As of April 30, 2011, January 29, 2011 and May 1, 2010, valuation allowances amounted to $5.8 million, $5.8 million and $7.0 million, respectively, and related primarily to state tax net operating losses.  The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized.  The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2011.  Any future tax benefit recognized by the use of a state tax net operating loss where a valuation allowance has been established, will be recorded to the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income according to the provisions of ASC Topic No. 805, “Business Combinations” (Topic No. 805).  Within the next twelve months the Company does not expect material changes in its liability for uncertain tax positions.

7.  Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Parent’s Board of Directors adopted the 2006 Management Incentive Plan (the Plan).  The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to executive officers and other key employees of the Company and its subsidiaries. Grants made pursuant to the Plan are comprised of units of Parent’s common stock.  Each “unit” consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock.  The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent.  Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent’s common stock.  As of April 30, 2011, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Parent’s Class A common stock and 730,478 shares of Parent’s Class L common stock.

Non-cash stock compensation expense for the three months ended April 30, 2011 and May 1, 2010 amounted to $0.7 million and $0.2 million, respectively.  The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended
Type of Non-Cash Stock Compensation	April 30, 2011	May 1, 2010
Stock Option Compensation (a)	$463	$3
Restricted Stock Compensation (a)	242	230
Total	$705	$233

(a)	Included in the line item "Selling and Administrative Expense" in the Company's Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Stock Options

Options granted during the three month period ended April 30, 2011 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.  Options granted during the three month period ended May 1, 2010 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.

In April 2011, the Parent’s Board of Directors, in order to reflect the dividends paid in connection with the debt refinancing, approved a reduction of the exercise prices of each then outstanding option from $90 per unit and $180 per unit, respectively, to $30.60 and $120.60 per unit, respectively, without affecting the existing vesting schedules thereof.    Upon application of modification accounting, which contemplates fair value of awards both before and after the debt refinancing and related dividends, the stock compensation cost did not change as a result of this modification.

All of the service-based awards granted during the three month period ended April 30, 2011 and May 1, 2010 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of April 30, 2011, the Company had 479,997 options outstanding to purchase units, all of which are service-based awards.  The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation.”  For the three months ended April 30, 2011, the Company recognized non-cash stock compensation expense of $0.7 million before the adjustment for forfeitures of $0.2 million, which resulted in $0.5 million of expense for the quarter.  These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.

In comparison, for the three months ended May 1, 2010, the Company recognized non-cash stock compensation expense of $0.7 million before the adjustment for forfeitures of $0.7 million, which resulted in zero expense for the quarter.  These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.

 Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  As of April 30, 2011 there was approximately $5.5 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 4.8 years.  The service-based awards are expensed on a straight-line basis over the requisite service period of five years.  As of April 30, 2011, 46.6% percent of outstanding options to purchase units had vested.

Stock option transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding January 29, 2011	489,499	$123.62

Options Issued	9,000	60.60
Options Forfeited	(18,502)	(111.97)

Options Outstanding April 30, 2011	479,997	$66.14

 Non-vested stock option unit transactions during the three months ended April 30, 2011 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, January 29, 2011	324,100	$38.28

Granted	9,000	17.93

Vested	(58,065)	(39.48)

Forfeited	(18,502)	(30.09)

Non-Vested Options Outstanding, April 30, 2011	256,533	$37.65

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of April 30, 2011:

	Stock Option Units Outstanding		Stock Option Units Exercisable
Exercise Prices	Number Outstanding At April 30, 2011	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At April 30, 2011	Weighted Average Remaining Contractual Life (Years)

$30.60	313,665	7.5	146,620	6.2
$120.60	152,332	6.7	62,844	5.4
$270.00	14,000	2.1	14,000	2.1
	479,997		223,464

The following table summarizes information about the options to purchase units vested and expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of April 30, 2011
$30.60	254,665	7.4	$30.60
$120.60	125,332	6.6	$120.60
$270.00	14,000	2.1	$270.00
	393,997

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the three months ended April 30, 2011 and May 1, 2010:

	Three Months Ended
	April 30, 2011	May 1, 2010

Risk-Free Interest Rate	2.9 – 3.8%	2.9 – 3.4%
Expected Volatility	35.49%	47.7%
Expected Life (years)	6.4 - 9.8	6.6 – 9.5
Contractual Life (years)	10	10
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$30.60	$20.57	$34.23
$120.60	$12.64	$26.67

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from changes in the Company’s business forecast, market conditions and the refinancing of the Company’s debt and related dividend payments (as further described in Note 3 to the Condensed Consolidated Financial Statements entitled “Long Term Debt”).

Restricted Stock Awards

          Under the Plan, the Company also has the ability to grant restricted stock awards.   All awards granted typically vest 50% on the second anniversary of the grant and 50% on the third anniversary of the grant.  Following a change of control, as defined by the Plan, all unvested units shall accelerate and vest as of the date of such change of control.

During the three months ended April 30, 2011, the Company recorded $0.2 million of non-cash restricted stock compensation expense, inclusive of forfeitures of less than $0.1 million, which is included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  As of April 30, 2011, there was approximately $0.9 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 1.1 years.  Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years.  At April 30, 2011, 60,943 of the outstanding Awards of restricted stock were vested.

Restricted Stock Awards Transactions for the three months ended April 30, 2011 are summarized below:

Number of Awards
Awards Outstanding January 29, 2011	98,367

Awards Granted	-
Awards Forfeited	(367)

Awards Outstanding April 30, 2011	98,000

Non-vested Award transactions during the three months ended April 30, 2011 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards

Non-Vested Awards Outstanding, January 29, 2011	71,140	$47.27

Awards Granted	-	-

Awards Vested	(33,716)	(45.80)

Awards Forfeited	(367)	(45.80)

Non-Vested Awards Outstanding, April 30, 2011	37,057	$48.64

8.  Comprehensive (Loss) Income

The Company presents comprehensive (loss) income on its Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC Topic No. 220 “Comprehensive Income.”   For the three months ended April 30, 2011 and May 1, 2010, comprehensive (loss) income consisted of net (loss) income.

9.  Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, liabilities due to customers, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items.  Liabilities due to customers totaled $30.9 million, $30.2 million and $33.0 million as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance.  Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits.  The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs.  An increase in worker's compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims.  Self-insurance reserves were $50.8 million, $49.6 million and $46.0 million, as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively.  At April 30, 2011, January 29, 2011 and May 1, 2010, the portion of self-insurance reserve expected to be paid in the next twelve months of $19.5 million, $19.1 million and $24.3 million, respectively, were recorded in the line item "Other Current Liabilities" in the Company's Condensed Consolidated Balance Sheets.  The remaining respective balances of $31.3 million, $30.5 million and $21.7 million were recorded in the line item "Other Liabilities" in the Company's Condensed Consolidated Balance Sheets.

10.  Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (Topic 280).  The Company has one reportable segment.

11.  Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business.  The aggregate amounts of such reserves were $6.9 million, $6.9 million and $11.8 million as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively.  The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company's Consolidated Financial Statements.  However, there can be no assurances to this effect.

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009 and was amended and refiled on November 16, 2009 in the U.S. District Court for the Central District of California – Western Division.  The named plaintiff purports to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period.   The amended complaint asserts claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition.  The complaint seeks certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees.  On March 7, 2011, the United States District Court for the Central District of California – Western Division granted preliminary approval to a settlement agreement pursuant to which the Company will pay class members an immaterial amount in settlement of claims on a class basis.  The court rescheduled a hearing for final approval on June 27, 2011.  This settlement is included in the Company’s $6.9 million legal reserve discussed above.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2010 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of April 30, 2011, the Company was committed to seven new lease agreements (exclusive of two relocations) for locations at which stores are expected to be opened during the remainder of Fiscal 2011.  Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $192.1 million, $198.1 million, $188.8 million, $162.1 million, and $577.1 million for the remainder of the fiscal year ended January 28, 2012, and the fiscal years ended February 2, 2013, February 1, 2014, January 31, 2015 and January 30, 2016 and subsequent years thereafter, respectively.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $37.0 million and $71.8 million as of April 30, 2011 and May 1, 2010, respectively.  Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had available letters of credit of $388.9 million and $234.8 million as of April 30, 2011 and May 1, 2010, respectively.  Among these arrangements as of April 30, 2011 and May 1, 2010, the Company had letters of credit in the amount of $32.2 million and $62.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements.  The Company also had an outstanding letter of credit of $1.2 million at May 1, 2010 guaranteeing its Industrial Revenue Bonds.  Finally, the Company had outstanding letters of credit agreements in the amount of $4.8 million and $8.2 million at April 30, 2011 and May 1, 2010, respectively, related to certain merchandising agreements.

The Company had irrevocable letters of credit in the amount of $39.6 million as of January 29, 2011.  Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $180.0 million as of January 29, 2011.  Letters of credit outstanding at January 29, 2011 amounted to $30.4 million, guaranteeing performance under various lease agreements, insurance contracts and utility agreements.  The Company also had letters of credit in the amount of $9.2 million at January 29, 2011 related to certain merchandising agreements.

12. Subsequent Events

Subsequent to the end of the first quarter ended April 30, 2011 in an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations.  In connection therewith, the Company estimates that it will record a severance charge of approximately $4.4 million in the line item “Restructuring and Separation Costs” in its Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the second quarter of Fiscal 2011.

13. Condensed Guarantor Data

The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFWC (exclusive of subsidiaries, referred to herein as “BCFW”), and the guarantor subsidiaries.  The Company has one immaterial non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or the Company, or to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of April 30, 2011

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$37,797	$29,739	$-	$67,536
Restricted Cash and Cash Equivalents	-	34,800	2,474	-	37,274
Accounts Receivable	-	22,989	10,774	-	33,763
Merchandise Inventories	-	-	688,985	-	688,985
Deferred Tax Asset	-	7,894	14,280	-	22,174
Prepaid and Other Current Assets	-	14,995	22,407	-	37,402
Prepaid Income Tax	-	22,584	2,585	-	25,169
Assets Held for Sale	-	-	2,156	-	2,156

Total Current Assets	-	141,059	773,400	-	914,459

Property and Equipment - Net of Accumulated Depreciation	-	67,191	782,415	-	849,606
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	382,474	-	382,474
Goodwill	-	47,064	-	-	47,064
Investment in subsidiaires	-	1,699,645	-	(1,699,645)	-
Other Assets	-	42,423	236,326	(179,984)	98,765

Total Assets	$-	$2,235,382	$2,174,615	$(1,879,629)	$2,530,368

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$-	$489,481	$-	$-	$489,481
Income Taxes Payable	-	3,295	108	-	3,403
Other Current Liabilities	-	150,713	67,884	-	218,597
Current Maturities of Long Term Debt	-	10,000	788	-	10,788

Total Current Liabilities	-	653,489	68,780	-	722,269

Long Term Debt	-	1,427,799	23,837	-	1,451,636
Other Liabilities	-	200,416	193,915	(179,984)	214,347
Deferred Tax Liability	-	86,070	188,438	-	274,508
Investment in Subsidiaries	132,392	-	-	(132,392)	-

Stockholder’s (Deficit) Equity:

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	467,907	467,907	930,923	(1,398,830)	467,907
(Accumulated Deficit) Retained Earnings	(600,299)	(600,299)	768,722	(168,423)	(600,299)

Total Stockholder’s (Deficit) Equity	(132,392)	(132,392)	1,699,645	(1,567,253)	(132,392)

Total Liabilities and Stockholder’s (Deficit) Equity	$-	$2,235,382	$2,174,615	$(1,879,629)	$2,530,368

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(All amounts in thousands)

	As of January 29, 2011

	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$7,168	$23,046	$-	$30,214
Restricted Cash and Cash Equivalents	-	27,800	2,464	-	30,264
Accounts Receivable	-	19,691	30,184	-	49,875
Merchandise Inventories	-	-	644,228	-	644,228
Deferred Tax Assets	-	10,144	14,691	-	24,835
Prepaid and Other Current Assets	-	12,617	23,492	-	36,109
Prepaid Income Taxes	-	13,934	2,513	-	16,447
Assets Held for Disposal	-	-	2,156	-	2,156

Total Current Assets	-	91,354	742,774	-	834,128

Property and Equipment—Net of Accumulated Depreciation	-	68,181	789,408	-	857,589
Tradenames	-	238,000	-	-	238,000
Favorable Leases—Net of Accumulated Amortization	-	-	389,986	-	389,986
Goodwill	-	47,064	-	-	47,064
Investment in Subsidiaries	187,512	1,382,706	-	(1,570,218)	-
Other Assets	-	48,441	52,800	(10,000)	91,241

Total Assets	$187,512	$1,875,746	$1,974,968	$(1,580,218)	$2,458,008

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$-	$190,460	$-	$-	$190,460
Income Taxes Payable	-	4,344	85	-	4,429
Other Current Liabilities	-	127,763	80,752	-	208,515
Current Maturities of Long Term Debt	-	-	14,264	-	14,264

Total Current Liabilities	-	322,567	95,101	-	417,668

Long Term Debt	-	1,248,147	109,874	-	1,358,021
Other Liabilities	-	28,442	197,086	(10,000)	215,528
Deferred Tax Liability	-	89,078	190,201	-	279,279

Commitments and Contingencies	-	-	-	-	-

Stockholder’s (Deficit) Equity:
Common Stock	-	-	-	-	-
Capital in Excess of Par Value	466,754	466,754	663,151	(1,129,905)	466,754
(Accumulated Deficit) Retained Earnings	(279,242)	(279,242)	719,555	(440,313)	(279,242)
Total Stockholder’s Equity (Deficit)	187,512	187,512	1,382,706	(1,570,218)	187,512
Total Liabilities and Stockholder’s Equity (Deficit)	$187,512	$1,875,746	$1,974,968	$(1,580,218)	$2,458,008

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Balance Sheets
(All amounts in thousands)

	As of May 1, 2010

ASSETS	Holdings	BCFW	Guarantors	Eliminations	Consolidated

Current Assets:
Cash and Cash Equivalents	$-	$6,383	$230,796	$-	$237,179
Restricted Cash and Cash Equivalents	-	-	2,595	-	2,595
Accounts Receivable	-	20,806	11,599	-	32,405
Merchandise Inventories	-	560	633,448	-	634,008
Deferred Tax Asset	-	9,867	19,946	-	29,813
Prepaid and Other Current Assets	-	33,460	16,621	-	50,081
Prepaid Income Tax	-	7,482	1,934	-	9,416
Assets Held for Sale	-	-	521	-	521

Total Current Assets	-	78,558	917,460	-	996,018

Property and Equipment - Net of Accumulated Depreciation	-	50,867	789,625	-	840,492
Tradenames	-	238,000	-	-	238,000
Favorable Leases - Net of Accumulation Amortization	-	-	413,267	-	413,267
Goodwill	-	47,064	-	-	47,064
Investment in Subsidiaries	159,795	1,590,605	-	(1,750,400)	-
Other Assets	-	60,511	40,358	(10,000)	90,869

Total Assets	$159,795	$2,065,605	$2,160,710	$(1,760,400)	$2,625,710

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$-	$504,501	$-	$-	$504,501
Income Taxes Payable	-	17,307	3,022	-	20,329
Other Current Liabilities	-	123,767	85,140	-	208,907
Current Maturities of Long Term Debt	-	-	15,449	-	15,449

Total Current Liabilities	-	645,575	103,611	-	749,186

Long Term Debt	-	1,153,989	110,495	-	1,264,484
Other Liabilities	-	22,788	162,759	(10,000)	175,547
Deferred Tax Liability	-	83,458	193,240	-	276,698

Stockholder’s Equity (Deficit):

Common Stock	-	-	-	-	-
Capital in Excess of Par Value	464,722	464,722	1,008,303	(1,473,025)	464,722
(Accumulated Deficit) Retained Earnings	(304,927)	(304,927)	582,302	(277,375)	(304,927)

Total Stockholder’s Equity (Deficit)	159,795	159,795	1,590,605	(1,750,400)	159,795

Total Liabilities and Stockholder’s Equity (Deficit)	$159,795	$2,065,605	$2,160,710	$(1,760,400)	$2,625,710

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended April 30, 2011

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$-	$929,081	$-	$929,081
Other Revenue	-	86	7,164	-	7,250
Total Revenue	-	86	936,245	-	936,331

COSTS AND EXPENSES:
Cost of Sales	-	-	577,303	-	577,303
Selling and Administrative Expenses	-	39,152	249,676	-	288,828
Depreciation and Amortization	-	4,879	31,741	-	36,620
Impairment Charges – Long-Lived Assets	-	-	9	-	9
Other Income, Net	-	(1,743)	(1,066)	-	(2,809)
Loss on Extinguishment of Debt		36,042	1,722	-	37,764
Interest Expense	-	29,268	1,586	-	30,854
Loss (Earnings) from Equity Investment	21,057	(49,167)	-	28,110	-
Total Costs and Expenses	21,057	58,431	860,971	28,110	968,569

(Loss) Income Before (Benefit) Provision for Income Taxes	(21,057)	(58,345)	75,274	(28,110)	(32,238)

(Benefit) Provision for Income Taxes	-	(37,288)	26,107	-	(11,181)

Net (Loss) Income	$(21,057)	$(21,057)	$49,167	$(28,110)	$(21,057)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statement of Operations
(All amounts in thousands)

	For the Three Months Ended May 1, 2010

	Holdings	BCFW	Guarantors	Eliminations	Consolidated

REVENUES:
Net Sales	$-	$361	$894,317	$-	$894,678
Other Revenue	-	112	7,168	-	7,280
Total Revenue	-	473	901,485	-	901,958

COSTS AND EXPENSES:
Cost of Sales	-	347	552,006	-	552,353
Selling and Administrative Expenses	-	42,620	235,908	-	278,528
Restructuring and Separation Costs	-	867	96	-	963
Depreciation and Amortization	-	3,763	32,966	-	36,729
Impairment Charges – Long-Lived Assets	-	23,095	4,270	-	27,365
Other Income, Net	-	-	-	-	-
Interest Expense	-	(2,121)	(845)	-	(2,966)
(Earnings) Loss from Equity Investment	-	-	185	-	185
Total Costs and Expenses	(5,213)	(45,545)	-	50,758	-
	(5,213)	23,026	824,586	50,758	893,157

Income (Loss) Before Income Tax Expense (Benefit)	5,213	(22,553)	76,899	(50,758)	8,801

Income Taxes Expense (Benefit)	-	(27,766)	31,354	-	3,588

Net Income (Loss)	$5,213	$5,213	$45,545	$(50,758)	$5,213

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Three Months Ended April 30, 2011
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$274,884	$35,670	$-	$310,559

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(4,468)	(28,650)	-	(33,118)
Proceeds Received from Sale of Fixed Assets			(50)	-	(50)
Lease Rights Acquired			(72)	-	(72)
Change in Restricted Cash and Cash Equivalents		(7,010)	-	-	(7,010)
Investing Activity-Other	-	22	-	-	22

Net Cash Used in Investing Activities	-	(11,456)	(28,772)	-	(40,228)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	-	153,000	-	-	153,000
Proceeds from Long Term Debt – Notes Payable	-	450,000	-	-	450,000
Proceeds from Long Term Debt – Term Loan	-	990,000	-	-	990,000
Principal Payments on Long Term Debt - ABL Line of Credit	-	(321,600)	-	-	(321,600)
Principal Payments on Long Term Debt – Senior Discount Notes	-	(99,309)	-	-	(99,309)
Principal Payments on Long Term Debt – Senior Notes	-	(302,056)	-	-	(302,056)
Principal Payments on Long Term Debt	-	-	(205)	-	(205)
Principal Payments on Long Term Debt – Term Loan	-	(780,050)	-	-	(780,050)
Debt Issuance Cost	-	(25,320)	-	-	(25,320)
Excess Tax Benefit From Stock Based Compensation	-	448	-	-	448
Payment of Dividends	(297,917)	(297,917)	-	297,917	(297,917)
Receipt of Dividends	297,917	-	-	(297,917)	-

Net Cash Used In Financing Activities	-	(232,804)	(205)	-	(233,009)

Increase in Cash and Cash Equivalents	-	30,629	6,693	-	37,322
Cash and Cash Equivalents at Beginning of Period	-	7,168	23,046	-	30,214

Cash and Cash Equivalents at End of Period	$-	$37,797	$29,739	$-	$67,536

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries
Condensed Consolidating Statements of Cash Flows
(All amounts in thousands)

	For the Three Months Ended May 1, 2010
	Holdings	BCFW	Guarantors	Elimination	Consolidated

OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$-	$139,945	$229,194	$-	$369,139

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	-	(3,411)	(18,749)	-	(22,160)
Investing Activity-Other	-	9	(30)	-	(21)

Net Cash Used in Investing Activities	-	(3,402)	(18,779)	-	(22,181)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	-	-	-	-	-
Principal Payments on Long Term Debt	-	-	(193)	-	(193)
Principal Payments on Long Term Debt – Term Loan	-	(12,202)	-	-	(12,202)
Principal Payments on Long Term Debt – ABL Line of Credit	-	(121,200)	-	-	(121,200)
Debt Issuance Cost	-	(934)	-		(934)

Net Cash Used In Financing Activities	-	(134,336)	(193)	-	(134,529)

Increase in Cash and Cash Equivalents	-	2,207	210,222	-	212,429
Cash and Cash Equivalents at Beginning of Period	-	4,176	20,574	-	24,750

Cash and Cash Equivalents at End of Period	$-	$6,383	$230,796	$-	$237,179

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements.  All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter we or our or Holdings).  The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended January 29, 2011 (Fiscal 2010 10-K).  Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

We define the 2011 fiscal year (Fiscal 2011) and the 2010 fiscal year (Fiscal 2010) as the 52 week periods ending January 28, 2012 and January 29, 2011, respectively.

Overview

 Consolidated net sales increased $34.4 million, or 3.8%, to $929.1 million for the three months ended April 30, 2011 from $894.7 million for the three months ended May 1, 2010.  This increase was primarily attributable to an increase in sales related to new stores and stores previously opened that are not included in our comparative store sales as well as a 0.5% increase in our comparative store sales.  We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2011” and “Three Month Period Ended April 30, 2011 compared with Three Month Period Ended May 1, 2010” for further explanation).

Cost of sales increased $24.9 million, or 4.5%, during the three month period ended April 30, 2011 compared with the three month period ended May 1, 2010.  The dollar increase in cost of sales was primarily related to 13 net new stores that were opened since May 1, 2010 as well as our 0.5%, or $4.5 million, comparative store sales increase.  Cost of sales as a percentage of net sales increased to 62.1% during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 of 61.7%.  The increase in cost of sales as a percentage of net sales during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was a function of planned decreases in initial markup due to our initiative to be more aggressive in initial pricing which we believe will result in faster turnovers and reduced markdowns.

Total selling and administrative expenses increased $10.3 million, or 3.7%, during the three months ended April 30, 2011 compared with the three months ended May 1, 2010, primarily related to new stores.  At April 30, 2011, we operated 462 stores compared with 449 stores at May 1, 2010.  Selling and administrative expenses as a percentage of sales during the three months ended April 30, 2011 remained in line with the three months ended May 1, 2010 at 31.1%.

We recorded a net loss of $21.1 million for the three month period ended April 30, 2011 compared with net income of $5.2 million for the three month period ended May 1, 2010.  The decline in our operating results during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was primarily attributable to a $37.8 million loss on extinguishment of debt that occurred during the three months ended April 30, 2011 related to our debt refinancing transactions, discussed in detail below under the caption “Long Term Borrowings, Lines of Credit and Capital Lease Obligations.”

Debt Refinancing and Dividend

During the three months ended April 30, 2011, we completed the refinancing of our $900 million Senior Secured Term Loan Facility (Existing Term Loan Facility), 11.1% Senior Notes (Existing Senior Notes), and 14.5% Senior Discount Notes (Existing Senior Discount Notes).  As a result of these transactions, the Existing Senior Notes and Existing Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were repurchased.  In addition, BCFWC completed the sale of $450 million aggregate principal amount of 10% Senior Notes due 2019 (the Notes) at an issue price of 100%.  Additionally, the Existing Term Loan with a carrying value of $777.6 million as of February 24, 2011 was replaced with a $1.0 billion senior secured term loan facility (New Term Loan Facility).  Borrowings on the ABL Line of Credit related to the transaction were $101.6 million.  In connection with the offering of the Notes and the refinancing of the Existing Term Loan Facility, a cash dividend of $300.0 million in the aggregate was declared to the equity holders of Burlington Coat Factory Holdings, Inc. (Parent) on a pro rata basis.

Current Conditions

Store Openings, Closings, and Relocations.

 During the three months ended April 30, 2011, we opened five Burlington Coat Factory Warehouse Stores (BCF Stores) and closed three stores.  Among the closed stores were an MJM store and a Super Baby Depot which were in the same shopping center as an existing BCF store.  The existing BCF store was expanded and remodeled to absorb the MJM and Super Baby Depot businesses.  As of April 30, 2011, we operated 462 stores under the names "Burlington Coat Factory Warehouse" (447 stores), "Cohoes Fashions" (two stores) and "MJM Designer Shoes" (13 stores).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements.  We currently plan to open between 12 and 15 new stores (exclusive of three relocations) during the remainder of Fiscal 2011.

Ongoing Initiatives for Fiscal 2011

 We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparative store sales trends, total sales growth and reducing expenses.  These initiatives include, but are not limited to:

I.
Offering a Leading Selection of Branded Apparel at Every Day Low Prices (EDLP): We offer a merchandise selection substantially broader than that of our off-price competitors and similar to the selection found at a department store.  In contrast to merchandise at department and specialty stores, our merchandise is offered at EDLP, allowing customers to obtain the best value at our stores without waiting for sales or promotions.  We focus on delivering exceptional values that fit within a good, better and best pricing strategy.

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

c)
Continuing the implementation of upgraded lighting retrofits in our stores which will make them more energy efficient and easier for customers to navigate.  We expect to continue the lighting retrofit program through Fiscal 2011.

d)
Implementing a plan to restructure our stores’ management hierarchy during Fiscal 2011 by adding additional territorial and regional oversight to provide more consistency in execution and other workflow efficiencies at the store level and to provide greater role clarity for our management team.

IV.	Deliver Consistent Merchandise Gross Margin: We continue to focus on having stable merchandise gross margin as a percentage of net sales.

We plan to execute this initiative during Fiscal 2011 by:

Continuing to manage our inventory receipt to reduction ratio.  By matching receipt dollars to sales dollars we will continue to be able to take advantage of in season buying opportunities and to capitalize on those businesses that are trending well.

a)
Continuing to ensure adequate open to buy and buying more opportunistically in season.  By staying liquid, we put ourselves in a position to be able to take advantage of opportunistic in-season buys that will maximize our sales.

b)
Continuing to improve the amount of current inventory as a percentage of our total inventory.  By having more current inventory in our merchandise mix, we will be afforded more pricing flexibility to provide additional value to our customers without reducing our overall merchandise margins.

c)
Reducing our shrink as a percentage of net sales.  We have added additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without negatively impacting the store experience.  We expect improved results to occur over time, becoming apparent in Fiscal 2012.

V.	The Continued Reduction of Our Cost Structure:

a)
Reduce store payroll costs. We are implementing an automated workforce scheduling system in our stores which is being rolled out in Fiscal 2011.  This new system will provide numerous efficiencies including, but not limited to, better forecasting of volume and workload, and improved allocation of manpower to meet customer demand, and will support our store experience and service initiatives.  The majority of these efficiencies are expected to be more fully recognized in Fiscal 2012.  We believe that these actions will allow us to operate our business more efficiently without sacrificing our ability to serve our customers.

b)
Supply chain efficiencies.  We continue to work on several logistics initiatives to improve supply chain efficiencies and service levels.  We are refining our new warehouse management system which was implemented within our Edgewater Park, New Jersey and San Bernardino, California distribution centers to allow for further improvements in productivity.  We are also planning to make incremental investments during Fiscal 2011 that will allow these facilities to handle increased volume and provide value added services to our stores.  Additionally, we continue to refine our performance management program designed to drive productivity improvements within the four walls of our distribution centers.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparative store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customers’ spending, there are uncertainties and challenges that we face as a value department store of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

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

We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines.  If adverse economic trends continue to deteriorate, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods.  For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and the risks discussed in the Fiscal 2010 10-K.

Key Performance Measures

We consider numerous factors in assessing our performance.  Key performance measures used by management include comparative store sales, gross margin, inventory levels, receipt-to-reduction ratio, liquidity and store payroll as a percentage of net sales.

    Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year.  The method of calculating comparative store sales varies across the retail industry.  As a result, our definition of comparative store sales may differ from other retailers.  We define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations.  For the three months ended April 30, 2011, we experienced an increase in comparative store sales of 0.5%.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit.  Gross margin is the difference between net sales and the cost of sales (exclusive of depreciation and amortization).  Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales.  We include certain of these costs in the "Selling and Administrative Expenses" and "Depreciation and Amortization" line items in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  We include in our "Cost of Sales" line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees.  Gross margin as a percentage of net sales decreased to 37.9% during the three months ended April 30, 2011 from 38.3% during the three months ended May 1, 2010 due to planned decreases in initial markup due to our initiative to be more aggressive in initial pricing, which we believe will result in faster turnovers and reduced markdowns.

Inventory Levels.   Inventory at April 30, 2011 was $689.0 million compared to $644.2 million at January 29, 2011.   The increase of $44.8 million was the result of the seasonality of our business, as inventory is typically at its lowest levels in January, after the holiday selling season.  The increase in inventory resulted in an increase of average store inventory (inclusive of stores and warehouse inventory) at April 30, 2011 of approximately 6.5% to $1.5 million per store compared with average store inventory of $1.4 million at January 29, 2011.

Inventory at April 30, 2011 increased $55.0 million from $634.0 million at May 1, 2010 to $689.0 million at April 30, 2011.  This increase was a result of the opening of 13 net new stores since May 1, 2010 and an increase in the level of inventory purchased and held as a result of opportunistic buys as of April 30, 2011 compared with May 1, 2010.  Average store inventory (inclusive of store and warehouse inventory) at April 30, 2011 increased 5.6% to $1.5 million per store compared with average store inventory of $1.4 million at May 1, 2010.  Average inventory per comparative store decreased 0.4%.

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

Receipt-to-Reduction Ratio.   We are in the process of refining a more consistent merchandise flow based on a receipt-to-reduction ratio.  We are attempting to match forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis.  We believe this will result in a more normalized receipt cadence to support sales and will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold.  It measures the length of time that we own our inventory.  This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory.  Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured.  Our annualized inventory turnover rate as of April 30, 2011 and May 1, 2010 was 2.8 turns per year.

Liquidity.  Liquidity measures our ability to generate cash.  Management measures liquidity through cash flow and working capital position.  Cash flow is the measure of cash generated from operating, financing, and investing activities.  We experienced a decrease in cash flow of $175.1 million during the three month period ended April 30, 2011 compared with the cash flow generated during the three month period ended May 1, 2010.  This decrease was primarily driven by a smaller increase in accounts payable from January 29, 2011 to April 30, 2011 compared with the accounts payable increase from January 30, 2010 to May 1, 2010 related to our working capital management strategy at the end of each fiscal year.  Based on the working capital management strategy we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year.  As our accounts payable balances return to historical levels at the end of the first quarter of each fiscal year, this creates additional cash flow.  The decrease during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was primarily driven by these accelerated payments during January of Fiscal 2010 compared with January of the Transition Period and the timing of payments.  Also contributing to the decrease in cash flow during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was the impact of the debt refinancing and the subsequent payment of $297.9 million of dividends.   Cash and cash equivalents increased $37.3 million from January 29, 2011 to $67.5 million at April 30, 2011 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows.  Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities.  Working capital at April 30, 2011 was $154.9 million compared with $386.2 million at January 29, 2011.  The decrease in working capital from January 29, 2011 was primarily attributable to an increase in accounts payable related to the Company’s year end working capital management strategy.

Working capital at April 30, 2011 decreased $89.3 million from $244.2 million at May 1, 2010 to $154.9 million at April 30, 2011.  The decrease in working capital was primarily attributable to a decrease in cash and cash equivalents as a result of the dividend paid in connection with our debt refinancing transaction, partially offset by the cash generated from the refinancing transactions.

Store Payroll as a Percentage of Net Sales.   Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales.  The method of calculating store payroll varies across the retail industry.  As a result, our store payroll as a percentage of net sales may differ from other retailers.  We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees.  Store payroll as a percentage of net sales was 10.0% and 10.3% during the three months ended April 30, 2011 and May 1, 2010, respectively.

Critical Accounting Policies and Estimates

Our Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the consolidated financial statements; and (iii) the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to inventories, long lived assets, intangible assets, goodwill impairment, insurance reserves and income taxes.  Historical experience and various other factors, that are believed to be reasonable under the circumstances, form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and estimates are consistent with those disclosed in our Fiscal 2010 10-K.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as a percentage of net sales for the three month periods ended April 30, 2011 and May 1, 2010.

	Percentage of Net Sales
	Three Months Ended
	April 30, 2011	May 1, 2010

Net Sales	100.0%	100%
Other Revenue	0.8	0.8
Total Revenue	100.8	100.8

Cost of Sales	62.1	61.7

Selling and Administrative Expenses	31.1	31.1

Restructuring and Separation Costs	0.0	0.1

Depreciation and Amortization	3.9	4.1

Impairment Charges – Long-Lived Assets	0.0	0.0

Other (Income) Expense, Net	(0.3)	(0.3)

Loss on Extinguishment of Debt	4.1	0.0

Interest Expense	3.3	3.1

Total Expense	104.2	99.8

(Loss) Income before Income Tax (Benefit) Expense	(3.5)	1.0

Income Tax (Benefit) Expense	(1.2)	0.4

Net (Loss) Income	(2.3)%	0.6%

Three Month Period Ended April 30, 2011 compared with Three Month Period Ended May 1, 2010

Net Sales

 We experienced an increase in net sales for the three months ended April 30, 2011 compared with the three months ended May 1, 2010.  Consolidated net sales increased $34.4 million, or 3.8%, to $929.1 million for the three months ended April 30, 2011 from $894.7 million for the three months ended May 1, 2010.  This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $31.6 million from stores previously opened that were not included in our comparative store sales,
•	an increase in net sales of $9.2 million related to five new stores opened during the three months ended April 30, 2011, and
•	an increase in comparative store sales of $4.5 million, or 0.5%, to $886.1 million; partially offset by
•	a decrease in net sales of $10.9 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2011.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) for the three month period ended April 30, 2011 was consistent with other revenue for the three month period ended May 1, 2010 at $7.3 million.

Cost of Sales

Cost of sales increased $24.9 million, or 4.5%, during the three month period ended April 30, 2011 compared with the three month period ended May 1, 2010.  The dollar increase in cost of sales was primarily related to 13 net new stores that were opened since May 1, 2010 as well as our 0.5% comparative store sales increase.  Cost of sales as a percentage of net sales increased to 62.1 % during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 of 61.7%.  The increase in cost of sales as a percentage of net sales during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was a function of planned decreases in initial markup due to our initiative to be more aggressive in initial pricing which we believe will result in faster turnovers and reduced markdowns.

Selling and Administrative Expenses

Selling and administrative expenses increased $10.3 million, or 3.7%, for the three month period ended April 30, 2011 compared with the three month period ended May 1, 2010.  The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	April 30, 2011	May 1, 2010	$ Variance	% Change
Occupancy	$93,775	$88,895	$4,880	5.5
Payroll and Payroll Related	134,205	130,455	3,750	2.9
Advertising	17,513	16,817	696	4.1
Benefit Costs	4,670	4,032	638	15.8
Other	31,645	31,059	586	1.9
Business Insurance	7,020	7,270	(250)	(3.4)
Selling & Administrative Expenses	$288,828	$278,528	$10,300	3.7%

The increase in occupancy related costs of $4.9 million during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was primarily related to increases in stores that operated for the full three month period ended April 30, 2011 that were not operating for the full three months ended May 1, 2010 of $2.9 million and new store increases of $1.1 million.

The increase in payroll and payroll related expense of $3.8 million during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was primarily related to the addition of five new stores as well as stores that were operating for the full three months ended April 30, 2011 that were not operating for the full three months ended May 1, 2010.  Amounts related to these stores resulted in an increase in payroll and payroll related costs of $4.8 million.

These increases were partially offset by a decrease in bonus expense of $0.8 million.  This decrease was due to the timing of the year end bonus plan as a result of our change in fiscal year end as well as the impact of significantly exceeding our bonus plan in the prior bonus period resulting in less bonus expense during the three months ended April 30, 2011 as compared with the three months ended May 1, 2010.

The increase in advertising expense of $0.7 million during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 was primarily related to increased national and spot television advertising during the historically strong Easter selling period.  This increase was partially offset by less store grand opening advertising expense as five fewer stores were opened during the three months ended April 30, 2011 compared with the three months ended May 1, 2010.

Benefit costs increased $0.6 million during the three months ended April 30, 2011 compared with the three months ended May 1, 2010 due to increased participation in the health insurance plan at April 30, 2011 compared with May 1, 2010.

Restructuring and Separation Costs

There were no restructuring and separation costs during the three months ended April 30, 2011 compared with $1.0 million during the three months ended May 1, 2010.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $36.6 million during the three month period ended April 30, 2011 compared with $36.7 million during the three month period ended May 1, 2010.

Impairment Charges - Long-Lived Assets

There were less than $0.1 million of impairment charges during the three months ended April 30, 2011, compared with $0.2 million incurred during the three month period ended May 1, 2010.  These impairment charges were related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value.  There were no triggering events during these periods that would have required us to perform additional impairment testing.

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

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $0.2 million to $2.8 million for the three month period ended April 30, 2011 compared with the three month period ended May 1, 2010.

Loss on Extinguishment of Debt

As discussed in more detail in Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt,” on February 24, 2011 we completed the refinancing of our Existing Term Loan, Existing Senior Notes, and Existing Senior Discount Notes.  As a result of these transactions, the Existing Senior Notes and Existing Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, have been replaced with a $450.0 million aggregated principal amount of 10% Senior Notes due 2019 at an issue price of 100%.  Additionally, the Existing Term Loan with a carrying value of $777.6 million at February 24, 2011 has been replaced with a $1,000.0 million senior secured term loan facility (New Term Loan Facility).  Borrowings on the ABL Line of Credit related to the refinancing transactions were $101.6 million.  In connection with the offering of the Notes and the refinancing of the Term Loan Facility, the Company declared a dividend of approximately $300.0 million, in the aggregate, on a pro rata basis to the equity holders of Parent.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt.  As a result, we recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  Of the $37.8 million loss on the extinguishment of debt, $21.4 million represented early call premiums that we paid to the holders of our Existing Senior Notes and Existing Senior Discount Notes.  The remaining $16.4 million represented the write off of deferred financing fees related to the extinguished debt facilities.

Interest Expense

Interest expense was $30.9 million for the three month period ended April 30, 2011 compared with $27.4 million for the three month period ended May 1, 2010.  The $3.5 million increase in interest expense was primarily driven by higher average balances and higher interest rates related to our New Term Loan and our ABL Line of Credit.  As discussed in detail in Note 3 to our Condensed Consolidated Financial Statements entitled “Long-Term Debt,” on February 24, 2011, we refinanced the $900.0 million Existing Term Loan with the proceeds of a $1,000.0 million New Term Loan Facility.

These increases were partially offset by adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.  Adjustments of the interest rate cap agreements to fair value amounted to a loss of $1.3 million for the three months ended April 30, 2011 compared with a loss of $4.6 million for the three months ended May 1, 2010.  The loss recognized during the three months ended April 30, 2011 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements.  These charges resulted in a year over year decrease in interest expense of $3.3 million.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the three months ended April 30, 2011 compared with the three months ended May 1, 2010 are summarized in the table below:

		Three Months Ended
		April 30, 2011		May 1, 2010

Average Interest Rate – ABL Line of Credit		4.5%		2.9%

Average Interest Rate – Term Loan		5.6%		2.5%

Average Balance – ABL Line of Credit	$	72.7 million	$	19.5 million

Average Balance – Term Loan	$	927.5 million	$	863.9 million

Income Tax (Benefit) Expense

Income tax benefit was $11.2 million for the three month period ended April 30, 2011.  For the three months ended May 1, 2010 we recorded income tax expense of $3.6 million.  The effective tax rates for the three month periods ended April 30, 2011 and May 1, 2010 were 34.7% and 40.8% respectively.  In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis.  We used this methodology during the first quarter of Fiscal 2011, resulting in the annual effective income tax rate of 32.7% (before discrete items) being our best estimate.  The effective tax rate for the three months ended April 30, 2011 was impacted by discrete adjustments that increased the tax benefit by $0.7 million predominantly relating to newly enacted state legislation during the quarter.

Our best estimate of the projected annual effective income tax rate for the three months ended May 1, 2010 was 37.8% (before discrete items).  The effective tax rate for the three months ended May 1, 2010 was impacted by one discrete adjustment that increased tax expense by $0.3 million related to the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Net (Loss) Income

Net loss amounted to $21.1 million for the three months ended April 30, 2011 compared with net income of $5.2 million for the three months ended May 1, 2010.  The decline in our net income of $26.3 million was directly attributable to a loss on extinguishment of debt that occurred during the three months ended April 30, 2011 compared with the three months ended May 1, 2010.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit.  Liquidity may be affected by the terms we are able to obtain from vendors and their factors.  Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season.  Our largest source of operating cash flows is cash collections from our customers.  In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, the opening of new stores and the remodeling of existing stores.  As of April 30, 2011, we had unused availability on our ABL Line of Credit of $388.9 million.

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

We closely monitor our net sales, gross margin, expenses and working capital.  We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants.  We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future.  However, there can be no assurance that we would be able to offset any declines in our comparative store sales with continued savings initiatives in the event that the economy declines.

Our New Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount.  Specifically, the consolidated leverage ratio is our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, that may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 January 30, 2016 and thereafter.  The consolidated interest coverage ratio is our consolidated interest expense to Adjusted EBITDA, as each term in defined in the new credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, that must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.  Adjusted EBITDA is a non-GAAP financial measure of our liquidity.  Adjusted EBITDA, as defined in the credit agreement governing our New Term Loan, starts with consolidated net (loss) income for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net (loss) income, (ii) the (benefit)  provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.  Adjusted EBITDA is used to calculate the consolidated leverage ratio.  We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations.  Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.  As of April 30, 2011, we were in compliance with all of our covenants under our New Term Loan Facility.

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

Adjusted EBITDA for the three months ended April 30, 2011 increased $2.2 million, or 2.8%, to $80.4 million from $78.2 million during the three months ended May 1, 2010.  The improvement in Adjusted EBITDA was primarily the result of increased sales during the three months ended April 30, 2011.

The following table shows our calculation of Adjusted EBITDA for the three months ended April 30, 2011 compared with the three months ended May 1, 2010:

	(in thousands)
	3 Months Ended
	April 30, 2011	May 1, 2010

Reconciliation of Net (Loss) Income to Adjusted EBITDA:
Net (Loss) Income	$(21,057)	$5,213
Interest Expense	30,854	27,365
Income Tax (Benefit) Expense	(11,181)	3,588
Depreciation and Amortization	36,620	36,729
Impairment Charges – Long-Lived Assets	9	185
Interest Income	-	(85)
Non Cash Straight-Line Rent Expense (a)	2,510	1,905
Advisory Fees (b)	1,116	1,062
Stock Compensation Expense (c)	705	233
Amortization of Purchased Lease Rights (d)	218	210
Franchise Taxes (e)	632	301
Insurance Reserve (f)	1,176	393
Advertising Expense Related to Barter (g)	1,278	406
Loss on Disposal of Fixed Assets (h)	249	212
Change in Fiscal Year End Costs (i)	-	515
Refinancing Fees (j)	(528)	-
Loss on Extinguishment of Debt (k)	37,764	-
Other Non-Cash Charges (l)	35	-
Adjusted EBITDA	$80,400	$78,232

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$80,400	$78,232
Interest Expense	(30,854)	(27,365)
Changes in Operating Assets and Liabilities	270,573	321,258
Other Items, Net	(9,560)	(2,986)
Net Cash Provided by Operating Activities	$(310,559)	$369,139

Net Cash Used in Investing Activities	$(40,228)	$(22,181)

Net Cash Used in Financing Activities	$(233,009)	$(134,529)

During Fiscal 2011, with approval from the administrative agents for the New Term Loan Facility and the ABL Line of
Credit, we changed the components comprising Adjusted EBITDA such that specific charges associated with our debt refinancing transaction were added back to consolidated net (loss) income when calculating Adjusted EBITDA.  These changes, summarized in footnote (k) below, resulted in approximately $37.8 million in incremental Adjusted EBITDA for the first quarter of Fiscal 2011 and had no impact on the prior periods presented.  We believe that these add-backs provide a more accurate comparison to the comparative periods’ performance.

(a)
Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.
(c)
Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(d)
Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(e)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.
(f)
Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.  Based on the timing of payments, we expect $1.1 million of this amount to reverse in the second quarter of Fiscal 2011.

(g)
Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(h)
Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(i)
Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the transition period ended January 30, 2010.  This change was approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(j)	Represents refinancing fees that reduce Adjusted EBITDA per the administrative agents for the New Term Loan Facility and the ABL Line of Credit.
(k)
Represents charges incurred in accordance with Topic 470, whereby we incurred a loss on the settlement of the old debt instruments as approved by the administrative agents for the New Term Loan Facility and the ABL Line of Credit.

(l)	Represents other non-cash charges in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

Cash Flow for the Three Months Ended April 30, 2011 Compared with the Three Months Ended May 1, 2010

We generated $37.3 million of cash flow for the three months ended April 30, 2011 compared with $212.4 million of cash flow for the three months ended May 1, 2010.  Net cash provided by operating activities amounted to $310.6 million for the three months ended April 30, 2011.  For the three months ended May 1, 2010, net cash provided by operating activities amounted to $369.1 million.  The decrease in net cash provided by operating activities was primarily the result of changes in the Company’s working capital.  The biggest driver of the decrease relates to cash flow from changes in accounts payable.  Cash flow from the change in accounts payable for the three months ended April 30, 2011 decreased $65.7 million compared with the three months ended May 1, 2010.  This decrease was primarily driven by a smaller increase in accounts payable from January 29, 2011 to April 30, 2011 compared with the accounts payable increase from January 30, 2010 to May 1, 2010 related to our working capital management strategy at the end of each fiscal year.  Based on the working capital management strategy, we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year.  As our accounts payable balances return to historical levels at the end of the first quarter of each fiscal year, this creates additional cash flow.  The decrease in accounts payable that generates this item was primarily driven by the difference in the accelerated payments during January of Fiscal 2010 of $237.7 million compared with the payments made in January of the Transition Period of $274.8 million and the timing of payments.  The increase in inventory from January 29, 2011 to April 30, 2011 was partially offset by the changes in other operating liabilities.

Net cash used in investing activities increased from $22.2 million for the three months ended May 1, 2010 to $40.2 million for the three months ended April 30, 2011.  This increase was primarily the result of an $11.0 million increase in cash paid for property and equipment and a $7.0 million increase in restricted cash and cash equivalents.

Cash flow used in financing activities increased $98.5 million during the three months ended April 30, 2011 compared with the three months ended May 1, 2010.  The primary driver of the increased use of cash in financing activities was primarily related to the dividend paid in connection with our debt refinancing transaction, partially offset by the impact of the debt refinancing as discussed in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.”

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements.  Working capital measures our current financial position.  Working capital is defined as current assets (exclusive of restricted cash) less current liabilities.  Working capital at April 30, 2011 was $154.9 million compared with $386.2 million at January 29, 2011.  The decrease in working capital was primarily the result of increased accounts payable as of April 30, 2011 compared with January 29, 2011.

Operational Growth

              During the three months ended April 30, 2011, we opened five BCF stores, and closed three stores.  Two of the closed stores were an MJM and a Super Baby Depot which were in the same shopping center as an existing BCF store.  The existing BCF store was expanded and remodeled to absorb the MJM and Super Baby Depot businesses.  As of April 30, 2011, we operated stores under the names "Burlington Coat Factory Warehouse" (447 stores), "MJM Designer Shoes" (13 stores) and "Cohoes Fashions" (two stores).  We estimate that we will spend between $125 and $135 million, net of approximately $42 million of landlord allowances, in capital expenditures during Fiscal 2011, including approximately $68 million, net of the previously mentioned landlord allowances for store expenditures, and $17 million for information technology.  We expect to use the remaining capital to support continued distribution facility enhancements and other initiatives.  For the three months ended April 30, 2011, capital expenditures, net of landlord allowances, amounted to $14.2 million.

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

From time to time we make available for sale certain assets based on current market conditions.  These assets are recorded in the line item "Assets Held for Sale" in our Condensed Consolidated Balance Sheets.  Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item "Assets Held for Sale" and into the respective asset category based on the lesser of their carrying value or fair value less cost to sell.

Dividends

    Payment of dividends is prohibited under our credit agreements except in limited circumstances.  In connection with the offering of the Notes and the refinancing of the Term Loan Facility, on February 24, 2011, BCFWC entered into a first amendment (the First Amendment) to the Amended and Restated Credit Agreement, dated January 15, 2010, to among other things make a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent, on a pro rata basis, which was approved by the Parent's Board of Directors in February 2011.  Of the $300.0 million in dividends that were declared, $297.9 million was paid as of April 30, 2011 and the remaining $2.1 million was recorded in "Current Liabilities" in the Company's Condensed Consolidated Balance Sheet as of April 30, 2011.  There were no dividends paid for the three months ended May 1, 2010.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, with the exception on one immaterial non-guarantor subsidiary, have fully, jointly, severally, unconditionally, and irrevocably guaranteed BCFWC’s obligations pursuant to the $721 million ABL Line of Credit, $1,000 million New Term Loan Facility and the $450 million Notes due in 2019.  As of April 30, 2011, we were in compliance with all of our debt covenants.  Significant changes in our debt consist of the following:

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

BCFWC used the net proceeds from the offering of the Notes, together with borrowings under the New Term Loan Facility and the ABL Line of Credit, to (i) repurchase any and all of the outstanding Existing Senior Notes and Existing Senior Discount Notes (collectively the Existing Notes), pursuant to cash tender offers commenced by BCFWC and us on February 9, 2011, and to redeem any Existing Notes that remain outstanding after the completion of the cash tender offers, and pay related fees and expenses, including tender or redemption premiums and accrued interest on the Existing Notes, (ii) to repay indebtedness under the Existing Term Loan and (iii) to pay a special cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent on a pro rata basis, and to pay related fees and expenses.

Tender Offer and Redemption

In connection with the offering of the Notes, the application of proceeds therefrom and the early settlement of the cash tender offers of BCFWC and the Company for any and all of the Existing Senior Notes and Existing Senior Discount Notes, respectively, on February 24, 2011, BCFWC entered into a Second Supplemental Indenture, dated February 24, 2011 between BCFWC, the guarantors signatory thereto and Wilmington Trust FSB, relating to an Indenture (as amended, supplemented or otherwise modified, the BCF Indenture), dated April 13, 2006, between BCFWC, the guarantors signatory thereto and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), and the Company entered into a First Supplemental Indenture, dated February 24, 2011 (the First Supplemental Indenture), between the Company and Wilmington Trust FSB, relating to an Indenture, dated April 13, 2006 (as amended, supplemented or otherwise modified, the Holdings Indenture), between the Company and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), to eliminate substantially all of the restrictive covenants, certain affirmative covenants, certain events of default and substantially all of the restrictions on the ability of BCFWC or the Company, as applicable, to merge, consolidate or sell all or substantially all of their properties or assets contained in each indenture and the related Existing Notes.

In addition, in connection with the early tender and settlement of 100% of the Existing Senior Discount Notes by the noteholders of the Existing Senior Discount Notes on February 24, 2011, the Company satisfied and discharged its obligations under the Holdings Indenture and with respect to the Existing Senior Discount Notes.

Further, on February 24, 2011, BCFWC delivered a notice of redemption for the remaining principal amount not purchased in the early tender and settlement of the Existing Senior Notes, and irrevocably deposited with Wilmington Trust FSB an amount of funds sufficient to pay the redemption price of the Existing Senior Notes to satisfy and discharge its obligations under the BCF Indenture and with respect to the Existing Senior Notes.  On April 15, 2011, BCFWC redeemed the remaining principal amount outstanding of the Existing Senior Notes at a redemption price equal to 102.781% of the aggregate principal amount of the Existing Senior Notes to be redeemed, plus accrued and unpaid interest on the Existing Senior Notes to the redemption date.

$1 Billion Senior Secured Term Loan Facility

In connection with the offering of the Notes (as discussed above), on February 24, 2011, BCFWC refinanced the Existing Term Loan Facility with the proceeds of a new $1.0 billion senior secured term loan facility (the New Term Loan Facility).

On February 24, 2011, BCFWC, we and the U.S. and Puerto Rican subsidiaries of BCFWC from time to time party thereto, as facility guarantors (collectively, the Term Loan Guarantors) entered into a new credit agreement (the New Term Loan Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the New Term Loan Facility.

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

Contingencies and Contractual Obligations

Legal

We establish reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which we are party from time to time in the ordinary course of business.  The aggregate amount of such reserves was $6.9 million, $6.9 million and $11.8 million as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively.  We believe that potential liabilities in excess of those recorded will not have a material adverse effect on our Condensed Consolidated Financial Statements.  However, there can be no assurances to this effect.

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

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009 and was amended and refiled on November 16, 2009 in the U.S. District Court for the Central District of California – Western Division.  The named plaintiff purports to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period.   The amended complaint asserts claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition.  The complaint seeks certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees.  On March 7, 2011, the United States District Court for the Central District of California – Western Division granted preliminary approval to a settlement agreement pursuant to which we will pay class members an immaterial amount in settlement of claims on a class basis.  The court rescheduled a hearing for final approval on June 27, 2011.  This settlement is included in our $6.9 million legal reserve discussed above.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Fiscal 2010 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations.  As of April 30, 2011, we were committed to seven new lease agreements (exclusive of two relocations) for locations at which stores are expected to be opened during the remainder of Fiscal 2011.  Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $192.1 million, $198.1 million, $188.8 million, $162.1 million, and $577.1 million for the remainder of the fiscal year ended January 28, 2012, and the fiscal years ended February 2, 2013, February 1, 2014, January 31, 2015 and January 30, 2016 and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $37.0 million and $71.8 million as of April 30, 2011 and May 1, 2010, respectively.  Among these arrangements as of April 30, 2011 and May 1, 2010, we had letters of credit in the amount of $32.2 million and $62.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements.  We also had an outstanding letter of credit of $1.2 million at May 1, 2010 guaranteeing our Industrial Revenue Bonds.  Finally, we had outstanding letters of credit agreements in the amount of $4.8 million and $8.2 million at April 30, 2011 and May 1, 2010, respectively, related to certain merchandising agreements.

We had irrevocable letters of credit in the amount of $39.6 million as of January 29, 2011.  Based on the terms of the credit agreement relating to the ABL Line of Credit, we had available letters of credit of $180.0 million as of January 29, 2011.  Letters of credit outstanding as of January 29, 2011 amounted to $30.4 million, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements.  We also had outstanding letters of credit arrangements in the aggregate amount of $9.2 million at January 29, 2011, related to certain merchandising agreements.

Safe Harbor Statement

This report contains forward-looking statements that are based on current expectations, estimates, forecasts and projections about us, the industry in which we operate and other matters, as well as management’s beliefs and assumptions and other statements regarding matters that are not historical facts. For example, when we use words such as “projects,” “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “should,” “would,” “could,” “will,” “opportunity,” “potential” or “may,” variations of such words or other words that convey uncertainty of future events or outcomes, we are making forward looking statements within the meaning of Section 27A of the Securities Act of 1933 (Securities Act) and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). Our forward-looking statements are subject to risks and uncertainties.  Such statements include but are not limited to, proposed store openings and closings, proposed capital expenditures, projected financing requirements, proposed developmental projects, projected sales and earnings, our ability to maintain selling margins, and the effect of the adoption of recent accounting pronouncements on our consolidated financial position, results of operations and cash flows.  Actual events or results may differ materially from the results anticipated in these forward-looking statements as a result of a variety of factors. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include: competition in the retail industry, seasonality of our business, adverse weather conditions, changes in consumer preferences and consumer spending patterns, import risks, inflation, general economic conditions, our ability to implement our strategy, our substantial level of indebtedness and related debt-service obligations, restrictions imposed by covenants in our debt agreements, availability of adequate financing, our dependence on vendors for our merchandise, events affecting the delivery of merchandise to our stores, existence of adverse litigation, availability of desirable locations on suitable terms, and other risks discussed from time to time in our filings with the Securities and Exchange Commission (SEC).

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

Recent Accounting Pronouncements

There were no new accounting standards issued during the first quarter ended April 30, 2011 that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations.  Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and New Term Loan bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities.  The New Term Loan interest is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 3 to our Condensed Consolidated Financial Statements entitled "Long Term Debt."

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements.  For fixed-rate debt, interest rate changes do not affect earnings or cash flows.  Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At April 30, 2011, we had $474.6 million principal amount of fixed-rate debt and $987.8 million of floating-rate debt.  Based on $987.8 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $9.8 million per year, resulting in $9.8 million less in our pre-tax earnings.  This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods.  These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

Floating Rate Debt	(in thousands)
	Principal Outstanding at April 30, 2011	Additional Interest Expense Q2 2011	Additional Interest Expense Q3 2011	Additional Interest Expense Q4 2011	Additional Interest Expense Q1 2012
New Term Loan	$987,799	$2,464	$2,459	$2,454	$2,449

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations.  If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $6.8 million assuming constant borrowing levels of $900.0 million.  Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million.  For the three months ended April 30, 2011, the borrowing rate related to our New Term Loan was 6.25%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, April 30, 2011.  The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2011.

During the three months ended April 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2010 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6.   Exhibits.

1.1
Purchase Agreement, dated February 17, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporation and Wells Fargo Securities, LLC (previously filed as Exhibit 1.1 to the Form 8-K filed by the Company on February 24, 2011 (the “February 24, 2011 8-K”)).

4.1
Second Supplemental Indenture, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto and Wilmington Trust FSB (previously filed as Exhibit 4.1 to the February 24, 2011 8-K).

4.2
First Supplemental Indenture, dated February 24, 2011, between Burlington Coat  Factory Investments Holdings, Inc. and Wilmington Trust FSB (previously filed as Exhibit 4.2 to the February 24, 2011 8-K).

4.3
Indenture, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto and Wilmington Trust FSB (previously filed as Exhibit 4.3 to the February 24, 2011 8-K).

4.4	Form of 10.000% Senior Notes due 2019 (included in Exhibit 4.3 to the February 24, 2011 8-K).

10.1
Registration Rights Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporation and Wells Fargo Securities, LLC (previously filed as Exhibit 10.1 to the February 24, 2011 8-K).

10.2
Credit Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and as Collateral Agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers (previously filed as Exhibit 10.2 to the February 24, 2011 8-K).

10.3
First Amendment, dated February 24, 2011, to the Amended and Restated Credit Agreement, dated as of January 15, 2010, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank, as Co-Syndication Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Documentation Agents and General Electric Capital Corporation, US Bank, National Association and Suntrust Bank as Senior Managing Agents (previously filed as Exhibit 10.3 to the February 24, 2011 8-K).

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

Date: June 14, 2011