Form 10-Q
period 2011-07-30
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2011-09-13
CIK 718916, 1368775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2011

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

Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule g of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of September 13, 2011, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands)

	July 30, 2011	January 29, 2011	July 31, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$31,808	$30,214	$81,046
Restricted Cash and Cash Equivalents	37,271	30,264	35,397
Accounts Receivable, Net of Allowances for Doubtful Accounts	28,018	49,875	32,642
Merchandise Inventories	665,204	644,228	661,224
Deferred Tax Assets	22,313	24,835	31,216
Prepaid and Other Current Assets	38,137	36,109	34,922
Prepaid Income Taxes	45,696	16,447	37,286
Assets Held for Sale	1,113	2,156	521

Total Current Assets	869,560	834,128	914,254
Property and Equipment - Net of Accumulated Depreciation	858,161	857,589	850,484
Tradenames	238,000	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	374,937	389,986	405,527
Goodwill	47,064	47,064	47,064
Other Assets	95,549	91,241	90,349

Total Assets	$2,483,271	$2,458,008	$2,545,678

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable	$415,086	$190,460	$458,489
Other Current Liabilities	214,733	212,944	235,613
Current Maturities of Long Term Debt	3,272	14,264	17,507

Total Current Liabilities	633,091	417,668	711,609
Long Term Debt	1,528,411	1,358,021	1,262,412
Other Liabilities	210,547	215,528	181,673
Deferred Tax Liabilities	275,872	279,279	270,064
Commitments and Contingencies (Notes 3, 12 and 13)
Stockholder’s (Deficit) Equity:
Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding)	—	—	—
Capital in Excess of Par Value	468,412	466,754	465,326
Accumulated Deficit	(633,062)	(279,242)	(345,406)

Total Stockholder’s (Deficit) Equity	(164,650)	187,512	119,920

Total Liabilities and Stockholder’s (Deficit) Equity	$2,483,271	$2,458,008	$2,545,678

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands)

	Six Months Ended		Three Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
REVENUES:
Net Sales	$1,722,431	$1,623,428	$793,349	$728,750
Other Revenue	14,343	14,075	7,095	6,795

Total Revenue	1,736,774	1,637,503	800,444	735,545
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,084,356	1,021,741	507,053	469,388
Selling and Administrative Expenses	565,533	550,308	276,705	271,779
Restructuring and Separation Costs (Note 4)	5,190	2,152	5,190	1,190
Depreciation and Amortization	73,987	72,235	37,367	35,506
Impairment Charges – Long-Lived Assets	34	258	25	73
Other Income, Net	(5,120)	(6,444)	(2,311)	(3,478)
Loss on Extinguishment of Debt	37,764	—	—	—
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	63,164	53,422	32,310	26,057

Total Costs and Expenses	1,824,908	1,693,672	856,339	800,515
Loss Before Income Tax Benefit	(88,134)	(56,169)	(55,895)	(64,970)
Income Tax Benefit	(34,314)	(20,903)	(23,132)	(24,491)

Net Loss	$(53,820)	$(35,266)	$(32,763)	$(40,479)

Total Comprehensive Loss	$(53,820)	$(35,266)	$(32,763)	$(40,479)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Six Months Ended
	July 30, 2011	July 31, 2010
OPERATING ACTIVITIES
Net Loss	$(53,820)	$(35,266)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	73,987	72,235
Impairment Charges – Long-Lived Assets	34	258
Amortization of Debt Issuance Costs	4,957	6,132
Accretion of New Senior Notes, Previous Senior Notes and Previous Discount Notes	825	356
Interest Rate Cap Agreement - Adjustment to Market	1,862	6,297
Provision for Losses on Accounts Receivable	793	909
Provision for Deferred Income Taxes	5	(14,743)
Loss on Retirement of Fixed Assets	126	130
(Gain) on Investments in Money Market Fund	—	(240)
Loss on Extinguishment of Debt – Write-off of Deferred Financing Fees	16,435	—
Excess Tax Benefit from Stock Based Compensation	(230)	—
Non-Cash Stock Based Compensation Expense	900	837
Non-Cash Rent Expense	(2,536)	(912)
Changes in Assets and Liabilities:
Accounts Receivable	850	1,083
Merchandise Inventories	(20,976)	(47,929)
Prepaid and Other Current Assets	(31,958)	(37,923)
Accounts Payable	224,626	318,687
Other Current Liabilities and Income Tax Payable	4,110	(5,089)
Deferred Rent Incentives	24,126	8,664
Other Long Term Assets and Long Term Liabilities	(3,263)	558

Net Cash Provided by Operating Activities	240,853	274,044
INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(68,169)	(50,286)
Proceeds Received from Sale of Property and Equipment	108	156
Increase in Restricted Cash and Cash Equivalents	(7,007)	(32,793)
Lease Acquisition Costs	(557)	(224)
Redemption of Investment in Money Market Fund	—	240
Other	33	35

Net Cash Used in Investing Activities	(75,592)	(82,872)
FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	396,700	—
Proceeds from Long Term Debt – Notes Payable	450,000	—
Proceeds from Long Term Debt – Term Loan	990,000	—
Principal Payments on Long Term Debt – ABL Line of Credit	(486,300)	(121,200)
Principal Payments on Long Term Debt – Senior Discount Notes	(99,309)	—
Principal Payments on Long Term Debt – Senior Notes	(302,056)	—
Principal Payments on Long Term Debt	(413)	(389)
Principal Payments on Long Term Debt – Term Loan	(790,050)	(12,202)
Payment of Dividends	(297,917)	(151)
Stock Option Exercise and Related Tax Benefits	758	—
Debt Issuance Costs	(25,080)	(934)

Net Cash Used in Financing Activities	(163,667)	(134,876)
Increase in Cash and Cash Equivalents	1,594	56,296
Cash and Cash Equivalents at Beginning of Period	30,214	24,750

Cash and Cash Equivalents at End of Period	$31,808	$81,046

Supplemental Disclosure of Cash Flow Information
Interest Paid	$45,283	$39,353

Net Income Tax Payments	$2,596	$39,614

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$11,907	$19,985

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

July 30, 2011

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (Fiscal 2010 10-K). The balance sheet at January 29, 2011 has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2010 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and six month periods ended July 30, 2011 are not necessarily indicative of results for the fiscal year ending January 28, 2012 (Fiscal 2011).

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements contained in the Fiscal 2010 10-K.

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the quarter ended July 30, 2011 and there were no new accounting pronouncements that were issued but not yet effective as of July 30, 2011 that the Company expects to have a material impact upon becoming effective.

2. Stockholder’s (Deficit) Equity

Activity for the three and six month periods ended July 30, 2011 and July 31, 2010 in the Company’s common stock, capital in excess of par value, accumulated deficit, and total stockholder’s (deficit) equity are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 29, 2011	$—	$466,754	$(279,242)	$187,512
Net Loss	—	—	(21,057)	(21,057)
Excess Tax Benefit from Stock Based Compensation		448	—	448
Stock Based Compensation	—	705	—	705
Dividends (a)	—	—	(300,000)	(300,000)

Balance at April 30, 2011	—	467,907	(600,299)	(132,392)

Net Loss	—	—	(32,763)	(32,763)
Stock Options Exercised and Related Tax Benefits	—	310	—	310
Stock Based Compensation	—	195	—	195

Balance at July 30, 2011	$—	$468,412	$(633,062)	$(164,650)

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 30, 2010	$—	$464,489	$(309,989)	$154,500
Net Income	—	—	5,213	5,213
Stock Option Expense	—	233	—	233
Dividends	—	—	(151)	(151)

Balance at May 1, 2010	—	464,722	(304,927)	159,795

Net Loss	—	—	(40,479)	(40,479)
Stock Option Expense	—	604	—	604

Balance at July 31, 2010	$—	$465,326	$(345,406)	$119,920

(a)	Represents dividends payable to the equity holders of Burlington Coat Factory Holdings, Inc. (Parent) in conjunction with the Company’s February 2011 debt refinancing, of which $297.9 million was paid as of April 30, 2011, as further discussed in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.” The remaining $2.1 million is recorded in “Current Liabilities” on the Company’s Condensed Consolidated Balance Sheets as of July 30, 2011.

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	July 30, 2011	January 29, 2011	July 31, 2010
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.50%) plus 4.75% due in quarterly payments of $2,500 from July 30, 2011 to January 28, 2017, matures on February 23, 2017.	$978,265	$—	$—
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2011 to February 15, 2019.	450,000	—	—
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3%.	—	777,550	852,550
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 4, 2014.	79,000	168,600	—
Senior Notes, 11.1%.	—	301,997	301,620
Senior Discount Notes, 14.5%.	—	99,309	99,309
Industrial Revenue Bonds, 6.1%.	—	—	1,210
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012.	100	200	300
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011.	38	82	125
Capital Lease Obligations	24,280	24,547	24,805

Total debt	1,531,683	1,372,285	1,279,919
Less: current maturities	(3,272)	(14,264)	(17,507)

Long-term debt, net of current maturities	$1,528,411	$1,358,021	$1,262,412

Senior Notes Offering

On February 24, 2011, BCFWC (exclusive of subsidiaries, referred to herein as “BCFW”) completed its sale of $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Notes) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated February 24, 2011 (the Indenture), among BCFW, the guarantors signatory thereto and Wilmington Trust FSB.

The Notes are senior unsecured obligations of BCFW and are guaranteed on a senior basis by BCFW, the Company and each of BCFW’s U.S. subsidiaries to the extent such guarantor is a guarantor of BCFW’s obligations under the New Term Loan Facility (as defined below). Interest is payable on the Notes on each February 15 and August 15, commencing August 15, 2011. BCFW may redeem some or all of the Notes at any time prior to February 15, 2015 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium. On or after February 15, 2015, BCFW may redeem some or all of the Notes at redemption prices set forth in the Indenture. In addition, at any time prior to February 15, 2014, BCFW may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability of BCFW and the ability of BCFW and certain of its subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications.

In connection with the issuance of the Notes, on February 24, 2011, BCFW entered into a registration rights agreement relating to the Notes, pursuant to which BCFW agreed to use its reasonable best efforts to file, and did initially file on July 15, 2011, a registration statement with the SEC (as amended, the “Exchange Offer Registration Statement”), enabling holders to exchange the Notes for registered notes with terms substantially identical in all material respects to the Notes, except the exchange notes would be freely tradable. BCFW and the guarantors under the Indenture also agreed to use reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act no later than 365 days after the initial issuance of the Notes.

Tender Offer and Redemption

In connection with the offering of the Notes, the application of proceeds therefrom and the previously announced early settlement of the cash tender offers of BCFW and the Company for any and all of the 11.1% Senior Notes (Previous Senior Notes) and 14.5% Senior Discount Notes (Previous Senior Discount Notes and, together with the Previous Senior Notes, the Previous Notes), respectively, on February 24, 2011, BCFW entered into a Second Supplemental Indenture, dated February 24, 2011 between BCFW, the guarantors signatory thereto and Wilmington Trust FSB, relating to an Indenture (as amended, supplemented or otherwise modified, the BCF Indenture), dated April 13, 2006, between BCFW, the guarantors signatory thereto and Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), and the Company entered into a First Supplemental Indenture, dated February 24, 2011 (the First Supplemental Indenture), between the Company and Wilmington Trust FSB, relating to an Indenture, dated April 13, 2006 (as amended, supplemented or otherwise modified, the Holdings Indenture), between the Company and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), to eliminate substantially all of the restrictive covenants, certain affirmative covenants, certain events of default and substantially all of the restrictions on the ability of BCFW or the Company, as applicable, to merge, consolidate or sell all or substantially all of their properties or assets contained in each indenture and the related Previous Notes.

In addition, in connection with the early tender and settlement of 100% of the Previous Senior Discount Notes by the noteholders of the Previous Senior Discount Notes on February 24, 2011, the Company satisfied and discharged its obligations under the Holdings Indenture and with respect to the Previous Senior Discount Notes.

Further, on February 24, 2011, BCFW delivered a notice of redemption for the remaining principal amount not purchased in the early tender and settlement of the Previous Senior Notes, and irrevocably deposited with Wilmington Trust FSB an amount of funds sufficient to pay the redemption price of the Previous Senior Notes to satisfy and discharge its obligations under the BCF Indenture and with respect to the Previous Senior Notes. On April 15, 2011, BCFW redeemed the remaining principal amount outstanding of the Previous Senior Notes at a redemption price equal to 102.781% of the aggregate principal amount of the Previous Senior Notes to be redeemed, plus accrued and unpaid interest on the Previous Senior Notes to the redemption date.

$1 Billion Senior Secured Term Loan Facility

In connection with the offering of the Notes, on February 24, 2011, BCFW refinanced its $900 Million Senior Secured Term Loan Facility (the Previous Term Loan Facility) with the proceeds of a new $1.0 Billion Senior Secured Term Loan Facility (New Term Loan or New Term Loan Facility).

On February 24, 2011, BCFW and the Company and the U.S. and Puerto Rican subsidiaries of BCFW from time to time party thereto, as facility guarantors (collectively, the Term Loan Guarantors) entered into a new credit agreement (the New Term Loan Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the New Term Loan Facility.

Like the Previous Term Loan Facility, the New Term Loan Facility is secured by (a) a perfected first priority lien on BCFW’s real estate, favorable leases, and machinery and equipment and (b) a perfected second priority lien on BCFW’s inventory and receivables, in each case subject to various limitations and exceptions. The New Term Loan Facility requires BCFW to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio (each measured quarterly). The New Term Loan Facility also contains limitations on BCFW’s ability to, among other things, incur indebtedness and liens, make investments, capital expenditures and restricted payments, sell assets and prepay certain indebtedness.

The New Term Loan Facility is to be repaid in quarterly payments of $2.5 million from July 30, 2011 to January 28, 2017, with the balance of the New Term Loan Facility due upon maturity on February 23, 2017. Beginning with the fiscal year ending on January 28, 2012, at the end of each fiscal year, BCFW is required to make a payment based on its available free cash flow (as defined in the credit agreement governing the New Term Loan Facility). This payment offsets future mandatory quarterly payments.

The New Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFW, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. Specifically, the consolidated leverage ratio is our total debt to Adjusted EBITDA, as each term is defined in the New Term Loan Credit Agreement, for the trailing twelve months most recently ended on or prior to such date, that may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio is our consolidated interest expense to Adjusted EBITDA, as each term is defined in the New Term Loan Credit Agreement, for the trailing twelve months most recently ended on or prior to such date, that must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The interest rates for the New Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the New Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the New Term Loan Facility was 6.3% as of July 30, 2011.

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

BCFW used the net proceeds from the offering of the Notes, together with borrowings under the New Term Loan Facility and the ABL Line of Credit, to (i) repurchase any and all of the outstanding Previous Senior Notes and Previous Senior Discount Notes, pursuant to cash tender offers commenced by BCFW and the Company on February 9, 2011, and to redeem any Previous Notes that remained outstanding after the completion of the cash tender offers, and pay related fees and expenses, including tender or redemption premiums and accrued interest on the Previous Notes, (ii) to repay the indebtedness under Previous Term Loan Facility and (iii) to pay a special cash dividend of approximately $300.0 million in the aggregate to the equity holders of the Parent on a pro rata basis, and to pay related fees and expenses.

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in its Condensed Consolidated Statements of Operations and Comprehensive Loss. Of the $37.8 million loss on the extinguishment of debt, $21.4 million represented early call premiums that the Company paid to the holders of its Previous Senior Notes and Previous Senior Discount Notes as a result of repurchasing both notes prior to their maturity. The remaining $16.4 million represented the write off of deferred financing fees related to the extinguished debt facilities.

In conjunction with the issuance of the new debt facilities, the Company paid $25.3 million of legal, consulting, audit related and placement fees. These costs were all deferred and recorded in the line item “Other Assets” in the Company’s Condensed Consolidated Balance Sheets and will be amortized through the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss over the respective lives of the new debt facilities using the interest method.

ABL Line of Credit

The ABL Line of Credit carries an interest rate of LIBOR plus a spread which is determined by the Company’s annual average borrowings outstanding. Commitment fees of 0.75% to 1.0%, based on the Company’s usage of the line of credit, were charged on the unused portion of the facility and were included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

In connection with the offering of the Notes and the refinancing of the Term Loan Facility, on February 24, 2011, BCFW entered into a first amendment (the First Amendment) to the Amended and Restated Credit Agreement, dated January 15, 2010 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), among BCFW, as lead borrower, the borrowers party thereto, the facility guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank as co-syndication agents, J.P. Morgan Securities Inc. and UBS Securities LLC as co-documentation agents and General Electric Capital Corporation, US Bank, National Association and SunTrust Bank as senior managing agents, governing the ABL Line of Credit to permit BCFW to, among other things, (i) issue and guarantee the Notes, (ii) incur additional indebtedness in connection with the refinancing of the Previous Term Loan Facility by increasing the limitation on term loan indebtedness from $900.0 million to $1.0 billion, (iii) have additional flexibility to make investments, capital expenditures, and dividends and other distributions with respect to equity interests and (iv) make a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent, on a pro rata basis. Borrowings on the ABL Line of Credit related to the refinancing transactions were $101.6 million.

At July 30, 2011, the Company had $272.3 million available under the ABL Line of Credit and $79.0 million of outstanding borrowings. The maximum borrowings under the facility during each of the three and six month periods ended July 30, 2011 amounted to $87.9 million and $184.9 million, respectively. Average borrowings during the three and six month periods ended July 30, 2011 amounted to $30.9 million and $51.5 million, respectively, at an average interest rate of 4.3% and 4.4%, respectively. At January 29, 2011, $168.6 million was outstanding under this credit facility. At July 30, 2011 the Company’s borrowing rate related to the ABL Line of Credit was 3.8%.

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

On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. Refer to Note 13 to the Company’s Condensed Consolidated Financial Statements entitled “Subsequent Events” for further details.

As of July 30, 2011, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and the New Term Loan Facility, as well as the indenture governing the Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $33.1 million, $29.2 million and $35.1 million in deferred financing fees, net of accumulated amortization, as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing fees amounted to $2.4 million and $3.1 million for the three month periods ended July 30, 2011 and July 31, 2010, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Amortization of deferred financing fees amounted to $5.0 million and $6.1 million for the six months ended July 30, 2011 and July 31, 2010, respectively. During the six months ended July 30, 2011, the Company recorded $25.3 million of new deferred financing costs related to the New Term Loan Facility and the Notes and wrote off $16.4 million of previously capitalized deferred debt costs related to the Previous Term Loan, the Previous Senior Notes and Previous Senior Discount Notes, which were all settled in connection with the refinancing transactions described above.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations. Changes in the Company’s workforce during the three and six months ended July 30, 2011 resulted in a severance charge during both periods of $5.2 million, which was recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income. The Company expects to complete this restructuring during the third quarter of Fiscal 2011.

In comparison, severance charges for the three and six months ended July 31, 2010 were $1.2 million and $2.2 million, respectively. Severance charges for the three and six months ended July 31, 2010 were the result of the Company’s implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of July 30, 2011 and July 31, 2010:

	(in thousands)
	January 29, 2011	Charges	Cash Payments	Other	July 30, 2011
Severance – Restructuring (a)	$6	$3,360	$(1,729)	$—	$1,637
Severance – Separation Cost (b)	1,231	1,830	(1,745)	—	1,316

Total	$1,237	$5,190	$(3,474)	$—	$2,953

	(in thousands)
	January 30, 2010	Charges	Cash Payments	Other	July 31, 2010
Severance – Restructuring (a)	$1,560	$—	$(1,042)	$(110)	$408
Severance – Separation Cost (b)	912	2,152	(788)	—	2,276

Total	$2,472	$2,152	$(1,830)	$(110)	$2,684

(a)	The balances as of January 30, 2010, July 31, 2010, January 29, 2011 and July 30, 2011 are recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets.
(b)	The balances as of July 31, 2010, January 29, 2011 and July 30, 2011 are recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. Approximately $0.7 million and $0.2 million of the balance as of January 30, 2010 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively, in the Company’s Condensed Consolidated Balance Sheets.

5. Fair Value Measurements

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

Financial Assets

The Company’s financial assets as of July 30, 2011 included cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of July 30, 2011, the Company recorded credit valuation adjustments of less than $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	July 30, 2011	January 29, 2011	July 31, 2010
Assets:
Level 1
Cash equivalents (including restricted cash)	$37,359	$30,331	$91,020
Level 2
Interest rate cap agreements (a)	$1,417	$3,279	$2,482
Level 3
Note Receivable (b)	$1,099	$1,090	$1,407

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements).

(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets. The change in fair value of the Company’s Level 3 note receivable from January 29, 2011 to July 30, 2011 is related to unrealized gains. The change in fair value of the Company’s Level 3 note receivable from July 31, 2010 to January 29, 2011 is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains in the amount of $0.2 million.

Financial Liabilities

The fair value of the Company’s debt as of July 30, 2011, January 29, 2011 and July 31, 2010 is noted in the table below:

	(in thousands)
	July 30, 2011		January 29, 2011		July 31, 2010
	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)
$1,000,000 Senior Secured Term Loan Facility, 6.25% due in quarterly payments of 2,500 from July 30, 2011 to January 28, 2017, matures on February 23, 2017.	$978,265	$978,265	$—	$—	$—	$—
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2011 to February 15, 2019.	450,000	452,250	—	—	—	—
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3%.	—	—	777,550	773,986	852,550	803,528
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 4, 2014. (a)	79,000	79,000	168,600	168,600	—	—
Senior Notes, 11.1%.	—	—	301,997	313,322	301,620	312,177
Senior Discount Notes, 14.5%.	—	—	99,309	104,274	99,309	105,268
Other debt (b)	138	138	282	282	1,635	1,635

Total debt	$1,507,403	$1,509,653	$1,347,738	$1,360,464	$1,255,114	$1,222,608

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate. On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. Refer to Note 13 to the Company’s Condensed Consolidated Financial Statements entitled “Subsequent Events” for further details.
(b)	Other debt includes the industrial revenue bonds and both promissory notes, as further described in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.”
(c)	Capital lease obligations are excluded from the table above.

As of July 30, 2011, the fair value of the Company’s debt, exclusive of capital leases, was $1,509.7 million compared to the carrying value of $1,507.4 million. The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since July 30, 2011, and current estimates of fair value may differ from amounts presented herein.

6. Derivative Instruments and Hedging Activities

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

As of July 30, 2011, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt. As of January 29, 2011 and July 31, 2010, the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
	July 30, 2011		Asset Derivatives January 29, 2011		July 31, 2010
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$1,417	Other Assets	$3,279	Other Assets	$2,482

Liability Derivatives
	July 30, 2011		January 29, 2011		July 31, 2010
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

Loss on Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Six Months Ended		Three Months Ended
		July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Interest Rate Cap Agreements	Interest Expense	$1,862	$6,297	$610	$1,705

On May 31, 2011, the Company’s $600 million and $300 million interest rate cap agreements, both with a cap rate of 7%, terminated and two new interest rate cap agreements became effective. Each agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015. The Company has determined that it will not monitor them for hedge effectiveness. The Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

7. Income Taxes

As of July 30, 2011, the Company had a current deferred tax asset of $22.3 million and a non-current deferred tax liability of $275.9 million. As of January 29, 2011, the Company had a current deferred tax asset of $24.8 million and a non-current deferred tax liability of $279.3 million. As of July 31, 2010, the Company had a current deferred tax asset of $31.2 million and a non-current deferred tax liability of $270.1 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purpose. Non-current deferred tax liabilities primarily related to rent expense, intangible costs, and depreciation expense where the Company has a future obligation for tax purpose.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of July 30, 2011, the Company’s best estimate of its annual effective income tax rate was 35.6%, excluding discrete items.

As of July 30, 2011, January 29, 2011 and July 31, 2010, valuation allowances amounted to $5.8 million. $5.8 million and $7.0 million, respectively, and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2011. Any future tax benefit recognized by the use of a state tax net operating loss where a valuation allowance has been established, will be recorded to the Company’s Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income according to the provisions of ASC Topic No. 805, “Business Combinations” (Topic No. 805). Within the next twelve months, the Company does not expect material changes in its liability for uncertain tax positions. During the second quarter of fiscal 2011, the Company closed federal income tax audits covering all fiscal periods through January 30, 2010.

8. Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Parent’s Board of Directors adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Grants made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent’s common stock. As of July 30, 2011, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Parent’s Class A common stock and 730,478 shares of Parent’s Class L common stock.

Non-cash stock compensation expense for the three and six months ended July 30, 2011 amounted to $0.2 million and $0.9 million, respectively. In comparison, non-cash stock compensation expense for the three and six months end July 31, 2010 amounted to $0.6 million and $0.8 million, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended		Six Months Ended
Type of Non-Cash Stock Compensation	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Stock Option Compensation (a)	$82	$422	$545	$425
Restricted Stock Compensation (a)	113	182	355	412

Total	$195	$604	$900	$837

(a)	Included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Stock Options

Options granted during the six month period ended July 30, 2011 were all service-based awards and were granted at exercise prices of $50 per unit and $120 per unit. Options granted during the six month period ended July 31, 2010 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.

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

All of the service-based awards granted during the six month period ended July 30, 2011 and July 31, 2010 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of July 30, 2011, the Company had 499,830 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation.” For the three and six months ended July 30, 2011, the Company recognized non-cash stock option compensation expense of $0.1 million (less than $0.1 million after tax) and $0.5 million ($0.2 million after tax), respectively, net of a $0.5 million and $0.7 million forfeiture adjustment. These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated. For the three and six months ended July 31, 2010, the Company recognized non-cash stock option compensation expense of $0.4 million ($0.3 million after tax) and $0.4 million ($0.3 million after tax), respectively, net of a respective $0.2 million and $0.9 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

As of July 30, 2011 there was approximately $5.3 million of unearned non-cash stock-based option compensation that the Company expected to recognize as expense over the next 5.0 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. As of July 30, 2011, 42.2% percent of outstanding options to purchase units had vested.

Stock option transactions during the six month period ended July 30, 2011 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding January 29, 2011	489,499	$123.62
Options Granted	58,500	71.37
Options Forfeited	(36,172)	(86.87)
Options Exercised	(11,997)	(43.11)

Options Outstanding July 30, 2011	499,830	$67.07

Non-vested stock option unit transactions during the six months ended July 30, 2011 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Options Outstanding, January 29, 2011	324,100	$38.28
Granted	58,500	13.73
Vested	(64,708)	(39.52)
Forfeited	(29,104)	(36.66)

Non-Vested Options Outstanding, July 30, 2011	288,788	$33.61

The following table summarizes information about the exercise price and weighted average remaining contractual life of options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of July 30, 2011:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At July 30, 2011	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At July 30, 2011	Weighted Average Remaining Contractual Life (Years)
$30.60	294,550	7.3	137,421	5.9
$50.00	33,004	9.7	—	—
$120.00	16,496	9.7	—	—
$120.60	141,780	6.5	59,621	4.9
$270.00	14,000	1.8	14,000	1.8

	499,830		211,042

The following table summarizes information about the exercise prices and weighted average remaining contractual life of vested options and options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of July 30, 2011
$30.60	238,643	7.2	$30.60
$50.00	26,400	9.9	$50.00
$120.00	13,200	9.9	$120.00
$120.60	116,420	6.4	$120.60
$270.00	14,000	1.8	$270.00

	408,663

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the six months ended July 30, 2011 and July 31, 2010:

	Six Months Ended
	July 30, 2011	July 31, 2010
Risk-Free Interest Rate	2.4 – 3.8%	2.3 – 3.4%
Expected Volatility	30.5%	43.2%
Expected Life (years)	6.4 – 10.0	6.6 – 9.5
Contractual Life (years)	10	10
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$30.60	$20.57	$—
$50.00	$14.35	—
$120.00	$10.19	—
$120.60	$12.64	$—
$90.00	$—	$41.10
$180.00	$—	$28.33

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

Restricted Stock Awards

Under the Plan, the Company also has the ability to grant restricted stock awards. Restricted stock awards typically vest 50% on the second anniversary of the grant and 50% on the third anniversary of the grant. Following a change of control, as defined by the Plan, all unvested units shall accelerate and vest as of the date of such change of control.

During the three and six month periods ended July 30, 2011, the Company recorded $0.1 million and $0.4 million, respectively, of non-cash restricted stock compensation expense, inclusive of forfeitures of $0.1 million and $0.1 million, respectively. During the three and six months ended July 31, 2010, the Company recorded $0.2 million and $0.4 million, respectively, of non-cash restricted stock compensation expense, inclusive of forfeitures of $0.1 million and $0.2 million, respectively. As of July 30, 2011, there was approximately $0.6 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 0.9 years. Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years. At July 30, 2011, 58,871 of the outstanding awards of restricted stock were vested.

Restricted stock transactions for the six months ended July 30, 2011 are summarized below:

Number of Awards
Restricted Stock Awards Outstanding January 29, 2011	98,367
Restricted Stock Awards Granted	—
Restricted Stock Awards Forfeited	(5,351)

Restricted Stock Awards Outstanding July 30, 2011	93,016

Non-vested restricted stock transactions during the six months ended July 30, 2011 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Restricted Stock Awards Outstanding, January 29, 2011	71,140	$47.27
Restricted Stock Awards Granted	—	—
Restricted Stock Awards Vested	(31,644)	(45.93)
Restricted Stock Awards Forfeited	(5,351)	(45.80)

Non-Vested Restricted Stock Awards Outstanding, July 30, 2011	34,145	$48.74

9. Comprehensive Loss

The Company presents comprehensive loss on its Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC Topic No. 220 “Comprehensive Income.” For the three and six month periods ended July 30, 2011 and July 31, 2010, comprehensive loss consisted of net loss.

10. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, liabilities due to customers, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items. Liabilities due to customers totaled $29.3 million, $30.2 million and $31.9 million as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $50.3 million, $49.6 million and $45.4 million, as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively. At July 30, 2011, January 29, 2011 and July 31, 2010, the portion of self-insurance reserve expected to be paid in the next twelve months of $19.1 million, $19.1 million and $24.0 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining respective balances of $31.2 million, $30.5 million and $21.4 million were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

11. Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (Topic No. 280). The Company has one reportable segment.

12. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such reserves were $7.1 million, $6.9 million and $17.5 million as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company’s Consolidated Financial Statements. However, there can be no assurances to this effect.

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009 and was amended and refiled on November 16, 2009 in the U.S. District Court for the Central District of California – Western Division. The named plaintiff purported to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period. The amended complaint asserted claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition. The complaint sought certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees. On March 7, 2011, the United States District Court for the Central District of California – Western Division granted preliminary approval to a settlement agreement pursuant to which the Company will pay class members an immaterial amount in settlement of claims on a class basis. On June 27, 2011, the District Court granted final approval of the parties’ settlement agreement. Payment pursuant to the settlement agreement was made on August 25, 2011. This settlement was included in the Company’s $7.1 million legal reserve discussed above.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2010 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. As of July 30, 2011, the Company was committed to 15 new lease agreements (exclusive of 3 relocations) for locations at which stores are expected to be opened during the remainder of Fiscal 2011. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $102.0 million, $204.7 million, $194.9 million, $167.9 million, and $624.6 million for the remainder of the fiscal year ended January 28, 2012, and the fiscal years ended February 2, 2013, February 1, 2014, January 31, 2015 and January 30, 2016 and subsequent years thereafter, respectively.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $52.4 million and $52.1 million as of July 30, 2011 and July 31, 2010, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had available letters of credit of $272.3 million and $335.2 million as of July 30, 2011 and July 31, 2010, respectively. Among these arrangements as of July 30, 2011 and July 31, 2010, the Company had letters of credit in the amount of $32.1 million and $29.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. The Company also had an outstanding letter of credit of $1.2 million at July 31, 2010 guaranteeing its Industrial Revenue Bonds. Finally, the Company had outstanding letters of credit agreements in the amount of $20.3 million and $21.5 million at July 30, 2011 and July 31, 2010, respectively, related to certain merchandising agreements.

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

13. Subsequent Events

On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. The aggregate amount of commitments under the amended and restated credit agreement is $600 million and, subject to the satisfaction of certain conditions, the Company may increase the aggregate amount of commitments up to $900 million. Interest rates under the amended and restated credit agreement are based on LIBO rates as determined by the administrative agent plus an applicable margin of 1.75% to 2.25% based on daily availability, or various prime rate loan options plus an applicable margin of 0.75% to 1.25% based on daily availability. The fee on the average daily balance of unused loan commitments is 0.375%.

The Company believes that the amended and restated credit agreement provides the liquidity and flexibility to meet its operating and capital requirements over the next five years. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year. As a result of the amended and restated credit agreement, the Company will capitalize approximately $4 to $5 million in deferred debt charges that will be expensed over the life of the amended and restated credit agreement and has written off approximately $4 million in deferred charges from the existing credit agreement.

The amended and restated credit agreement follows certain other refinancing transactions completed by the Company in February 2011 (as discussed in Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt”), highlights of which are as follows:

•

The Company replaced its $900 million Senior Secured Term Loan Facility with a $1.0 billion senior secured term loan facility which matures on February 15, 2017. This facility has 1% annual amortization which is paid quarterly.

•	The Company’s 11.1% Senior Notes and Burlington Coat Factory Investments Holdings, Inc.’s 14.5% Senior Discount Notes were repurchased; and

•	BCFWC completed the sale of $450 million aggregate principal amount of 10% Senior Notes due February 15, 2019.

14. Condensed Guarantor Data

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of July 30, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$4,476	$27,332	$—	$31,808
Restricted Cash and Cash Equivalents	—	34,800	2,471	—	37,271
Accounts Receivable	—	18,757	9,261	—	28,018
Merchandise Inventories	—	—	665,204	—	665,204
Deferred Tax Asset	—	7,903	14,410	—	22,313
Prepaid and Other Current Assets	—	15,774	22,363	—	38,137
Prepaid Income Tax	—	42,782	2,914	—	45,696
Assets Held for Sale	—	—	1,113	—	1,113

Total Current Assets	—	124,492	745,068	—	869,560
Property and Equipment - Net of Accumulated Depreciation	—	78,781	779,380	—	858,161
Tradenames	—	238,000	—	—	238,000
Favorable Leases - Net of Accumulation Amortization	—	—	374,937	—	374,937
Goodwill	—	47,064	—	—	47,064
Investment in subsidiaries	—	1,646,628	—	(1,646,628)	—
Other Assets	—	38,608	236,924	(179,983)	95,549

Total Assets	$—	$2,173,573	$2,136,309	$(1,826,611)	$2,483,271

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$415,086	$—	$—	$415,086
Other Current Liabilities	—	134,400	80,333	—	214,733
Current Maturities of Long Term Debt	—	2,500	772	—	3,272

Total Current Liabilities	—	551,986	81,105	—	633,091
Long Term Debt	—	1,504,765	23,646	—	1,528,411
Other Liabilities	—	193,080	197,450	(179,983)	210,547
Deferred Tax Liability	—	88,392	187,480	—	275,872
Investment in Subsidiaries	164,650	—	—	(164,650)	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	468,412	468,412	864,202	(1,332,614)	468,412
(Accumulated Deficit) Retained Earnings	(633,062)	(633,062)	782,426	(149,364)	(633,062)

Total Stockholder’s (Deficit) Equity	(164,650)	(164,650)	1,646,628	(1,481,978)	(164,650)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	$2,173,573	$2,136,309	$(1,826,611)	$2,483,271

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$7,168	$23,046	$—	$30,214
Restricted Cash and Cash Equivalents	—	27,800	2,464	—	30,264
Accounts Receivable	—	19,691	30,184	—	49,875
Merchandise Inventories	—	—	644,228	—	644,228
Deferred Tax Assets	—	10,144	14,691	—	24,835
Prepaid and Other Current Assets	—	12,617	23,492	—	36,109
Prepaid Income Taxes	—	13,934	2,513	—	16,447
Assets Held for Disposal	—	—	2,156	—	2,156

Total Current Assets	—	91,354	742,774	—	834,128
Property and Equipment—Net of Accumulated Depreciation	—	68,181	789,408	—	857,589
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulated Amortization	—	—	389,986	—	389,986
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	187,512	1,382,706	—	(1,570,218)	—
Other Assets	—	48,441	52,800	(10,000)	91,241

Total Assets	$187,512	$1,875,746	$1,974,968	$(1,580,218)	$2,458,008

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$190,460	$—	$—	$190,460
Other Current Liabilities	—	132,107	80,837	—	212,944
Current Maturities of Long Term Debt	—	—	14,264	—	14,264

Total Current Liabilities	—	322,567	95,101	—	417,668
Long Term Debt	—	1,248,147	109,874	—	1,358,021
Other Liabilities	—	28,442	197,086	(10,000)	215,528
Deferred Tax Liability	—	89,078	190,201	—	279,279
Commitments and Contingencies	—	—	—	—	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	466,754	466,754	663,151	(1,129,905)	466,754
(Accumulated Deficit) Retained Earnings	(279,242)	(279,242)	719,555	(440,313)	(279,242)

Total Stockholder’s Equity (Deficit)	187,512	187,512	1,382,706	(1,570,218)	187,512

Total Liabilities and Stockholder’s Equity (Deficit)	$187,512	$1,875,746	$1,974,968	$(1,580,218)	$2,458,008

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of July 31, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$3,832	$77,214	$—	$81,046
Restricted Cash and Cash Equivalents	—	32,816	2,581	—	35,397
Accounts Receivable	—	19,110	13,532	—	32,642
Merchandise Inventories	—	—	661,224	—	661,224
Deferred Tax Asset	—	9,976	21,240	—	31,216
Prepaid and Other Current Assets	—	17,376	17,546	—	34,922
Prepaid Income Tax	—	36,781	505	—	37,286
Assets Held for Sale	—	—	521	—	521

Total Current Assets	—	119,891	794,363	—	914,254
Property and Equipment - Net of Accumulated Depreciation	—	57,456	793,028	—	850,484
Tradenames	—	238,000	—	—	238,000
Favorable Leases - Net of Accumulation Amortization	—	—	405,527	—	405,527
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	119,920	1,469,926	—	(1,589,846)	—
Other Assets	—	55,393	44,956	(10,000)	90,349

Total Assets	$119,920	$1,987,730	$2,037,874	$(1,599,846)	$2,545,678

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	458,489	$—	$—	$458,489
Other Current Liabilities	—	145,570	90,043	—	235,613
Current Maturities of Long Term Debt	—	2,050	15,457	—	17,507

Total Current Liabilities	—	606,109	105,500	—	711,609
Long Term Debt	—	1,152,124	110,288	—	1,262,412
Other Liabilities	—	21,673	170,000	(10,000)	181,673
Deferred Tax Liability	—	87,904	182,160	—	270,064
Stockholder’s Equity (Deficit):
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	465,326	465,326	882,602	(1,347,928)	465,326
(Accumulated Deficit) Retained Earnings	(345,406)	(345,406)	587,324	(241,918)	(345,406)

Total Stockholder’s Equity (Deficit)	119,920	119,920	1,469,926	(1,589,846)	119,920

Total Liabilities and Stockholder’s Equity (Deficit)	$119,920	$1,987,730	$2,037,874	$(1,599,846)	$2,545,678

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Six Months Ended July 30, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$1,722,431	$—	$1,722,431
Other Revenue	—	179	14,164	—	14,343

Total Revenue	—	179	1,736,595	—	1,736,774
COSTS AND EXPENSES:
Cost of Sales	—	—	1,084,356	—	1,084,356
Selling and Administrative Expenses	—	82,675	482,858	—	565,533
Restructuring and Separation Costs	—	3,920	1,270	—	5,190
Depreciation and Amortization	—	10,588	63,399	—	73,987
Impairment Charges – Long-Lived Assets	—	—	34	—	34
Other Income, Net	—	(3,016)	(2,104)	—	(5,120)
Loss on Extinguishment of Debt		36,042	1,722	—	37,764
Interest Expense	—	61,059	2,105	—	63,164
Loss (Earnings) from Equity Investment	53,820	(62,871)	—	9,051	—

Total Costs and Expenses	53,820	128,397	1,633,640	9,051	1,824,908
(Loss) Income Before (Benefit) Provision for Income Taxes	(53,820)	(128,218)	102,955	(9,051)	(88,134)
(Benefit) Provision for Income Taxes	—	(74,398)	40,084	—	(34,314)

Net (Loss) Income	$(53,820)	$(53,820)	$62,871	$(9,051)	$(53,820)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended July 30, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$793,349	$—	$793,349
Other Revenue	—	95	7,000	—	7,095

Total Revenue	—	95	800,349	—	800,444
COSTS AND EXPENSES:
Cost of Sales	—	—	507,053	—	507,053
Selling and Administrative Expenses	—	43,523	233,182	—	276,705
Restructuring and Separation Costs	—	3,920	1,270	—	5,190
Depreciation and Amortization	—	5,709	31,658	—	37,367
Impairment Charges – Long-Lived Assets	—	—	25	—	25
Other Income, Net	—	(1,273)	(1,038)	—	(2,311)
Interest Expense	—	31,791	519	—	32,310
Loss (Earnings) from Equity Investment	32,763	(13,704)	—	(19,059)	—

Total Costs and Expenses	32,763	69,966	772,669	(19,059)	856,339
(Loss) Income Before (Benefit) Provision for Income Taxes	(32,763)	(69,871)	27,680	19,059	(55,895)
(Benefit) Provision for Income Taxes	—	(37,108)	13,976	—	(23,132)

Net (Loss) Income	$(32,763)	$(32,763)	$13,704	$19,059	$(32,763)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Six Months Ended July 31, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$861	$1,622,567	$—	$1,623,428
Other Revenue	—	233	13,842	—	14,075

Total Revenue	—	1,094	1,636,409	—	1,637,503
COSTS AND EXPENSES:
Cost of Sales	—	847	1,020,894	—	1,021,741
Selling and Administrative Expenses	—	86,270	464,038	—	550,308
Restructuring and Separation Costs	—	1,739	413	—	2,152
Depreciation and Amortization	—	8,113	64,122	—	72,235
Impairment Charges – Long-Lived Assets	—	—	258	—	258
Other Income, Net	—	(4,068)	(2,376)	—	(6,444)
Interest Expense	—	44,901	8,521	—	53,422
(Earnings) Loss from Equity Investment	35,266	(50,567)	—	15,301	—

Total Costs and Expenses	35,266	87,235	1,555,870	15,301	1,693,672
(Loss) Income Before Income Tax Expense (Benefit)	(35,266)	(86,141)	80,539	(15,301)	(56,169)
Income Taxes Expense (Benefit)	—	(50,875)	29,972	—	(20,903)

Net (Loss) Income	$(35,266)	$(35,266)	$50,567	$(15,301)	$(35,266)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended July 31, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$500	$728,250	$—	$728,750
Other Revenue	—	121	6,674	—	6,795

Total Revenue	—	621	734,924	—	735,545
COSTS AND EXPENSES:
Cost of Sales	—	500	468,888	—	469,388
Selling and Administrative Expenses	—	43,650	228,129	—	271,779
Restructuring and Separation Costs	—	872	318	—	1,190
Depreciation and Amortization	—	4,350	31,156	—	35,506
Impairment Charges – Long-Lived Assets	—	—	73	—	73
Other Income, Net	—	(1,947)	(1,531)	—	(3,478)
Interest Expense	—	21,806	4,251	—	26,057
(Earnings) Loss from Equity Investment	40,479	(5,022)	—	(35,457)	—

Total Costs and Expenses	40,479	64,209	731,284	(35,457)	800,515
(Loss) Income Before Income Tax Expense (Benefit)	(40,479)	(63,588)	3,640	35,457	(64,970)
Income Taxes Expense (Benefit)	—	(23,109)	(1,382)	—	(24,491)

Net (Loss) Income	$(40,479)	$(40,479)	$5,022	$35,457	$(40,479)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Six Months Ended July 30, 2011
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$193,442	$47,411	$—	$240,853
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(25,904)	(42,265)	—	(68,169)
Proceeds Received from Sale of Fixed Assets	—	—	108	—	108
Lease Rights Acquired	—	—	(557)	—	(557)
Change in Restricted Cash and Cash Equivalents	—	(7,007)	—	—	(7,007)
Investing Activity-Other	—	33	—	—	33

Net Cash Used in Investing Activities	—	(32,878)	(42,714)	—	(75,592)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	396,700	—	—	396,700
Proceeds from Long Term Debt – Notes Payable	—	450,000	—	—	450,000
Proceeds from Long Term Debt – Term Loan	—	990,000	—	—	990,000
Principal Payments on Long Term Debt – ABL Line of Credit	—	(486,300)	—	—	(486,300)
Principal Payments on Long Term Debt – Senior Discount Notes	—	(99,309)	—	—	(99,309)
Principal Payments on Long Term Debt – Senior Notes	—	(302,056)	—	—	(302,056)
Principal Payments on Long Term Debt	—	—	(413)	—	(413)
Principal Payments on Long Term Debt – Term Loan	—	(790,050)	—	—	(790,050)
Debt Issuance Cost	—	(25,080)	—	—	(25,080)
Stock Option Exercise and Related Tax Benefits	—	758	—	—	758
Payment of Dividends	(297,917)	(297,917)	—	297,917	(297,917)
Receipt of Dividends	297,917	—	—	(297,917)	—

Net Cash Used In Financing Activities	—	(163,254)	(413)	—	(163,667)
Increase in Cash and Cash Equivalents	—	(2,690)	4,284	—	1,594
Cash and Cash Equivalents at Beginning of Period	—	7,168	23,046	—	30,214

Cash and Cash Equivalents at End of Period	$—	$4,478	$27,330	$—	$31,808

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Six Months Ended July 31, 2010
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$178,980	$95,064	$—	$274,044
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(12,057)	(38,229)	—	(50,286)
Proceeds Received from Sale of Fixed Assets	—	—	156	—	156
Lease Acquisition Costs	—	—	(224)	—	(224)
Redemption of Investment in Money Market Fund	—	—	240	—	240
Change in Restricted Cash and Cash Equivalents	—	(32,815)	22	—	(32,793)
Investing Activity-Other	—	35	0	—	35

Net Cash Used in Investing Activities	—	(44,837)	(38,035)	—	(82,872)
FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	(12,202)	—	—	(12,202)
Principal Payments on Long Term Debt	—	—	(389)	—	(389)
Principal Payments on Long Term Debt – ABL Line of Credit		(121,200)	—	—	(121,200)
Debt Issuance Cost		(934)	—	—	(934)
Payment of Dividends	(151)	(151)	—	151	(151)
Receipt of Dividends	151	—	—	(151)	—

Net Cash Used In Financing Activities	—	(134,487)	(389)	—	(134,876)
Increase in Cash and Cash Equivalents	—	(344)	56,640	—	56,296
Cash and Cash Equivalents at Beginning of Period	—	4,176	20,574	—	24,750

Cash and Cash Equivalents at End of Period	$—	$3,832	$77,214	$—	$81,046

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Three Month Period Ended July 30, 2011 Compared with the Three Month Period ended July 31, 2010

Consolidated net sales increased $64.5 million, or 8.9%, to $793.3 million for the three months ended July 30, 2011 from $728.8 million for the three months ended July 31, 2010. This increase was primarily attributable to a 4.0% increase in our comparative store sales as well as an increase in sales related to new stores and stores previously opened that are not included in our comparative store sales. We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2011” and “Three Month Period Ended July 30, 2011 compared with the Three Month Period Ended July 31, 2010” for further explanation).

Cost of sales increased $37.7 million, or 8.0%, during the three month period ended July 30, 2011 compared with the three month period ended July 31, 2010. The dollar increase in cost of sales was primarily related to 15 net new stores that were opened since July 31, 2010 as well as our 4.0%, or $28.8 million, comparative store sales increase. Cost of sales as a percentage of net sales decreased to 63.9% during the three months ended July 30, 2011 compared with 64.4% during the three months ended July 31, 2010. The decrease in cost of sales as a percentage of net sales was a function of fewer markdowns taken and a lower shrink accrual rate during the three months ended July 30, 2011 compared with the three months ended July 31, 2010. Planned decreases in initial markup during the first quarter of Fiscal 2011, in order to be more aggressive in initial pricing, has reduced our need to take markdowns.

Total selling and administrative expenses increased $4.9 million, or 1.8%, during the three months ended July 30, 2011 compared with the three months ended July 31, 2010, primarily related to new stores and stores that were not operating for the full three months ended July 31, 2010 which did operate for the full three months ended July 30, 2011. Selling and administrative expenses as a percentage of sales improved to 34.9% during the three months ended July 30, 2011 from 37.3% during the three months ended July 31, 2010. This improvement was primarily driven by certain non-recurring costs incurred during the three months ended July 31, 2010 (refer to the section below entitled “Three Month Period Ended July 30, 2011 compared with the Three Month Period Ended July 31, 2010” for further explanation) as well as decreases in occupancy costs related to comparable stores and the leverage of selling and administrative expenses due to the increase in net sales.

We recorded a net loss of $32.8 million for the three month period ended July 30, 2011 compared with a net loss of $40.5 million for the three month period ended July 31, 2010. The improvement in our net loss position was primarily driven by the improvement in gross margin (refer to the section below entitled “Three Month Period Ended July 30, 2011 compared with the Three Month Period Ended July 31, 2010” for further explanation) and the non-recurring expenses incurred during the three months ended July 31, 2010 that did not repeat during the three months ended July 30, 2011, as further described below under the caption “Three Month Period Ended July 30, 2011 compared with the Three Month Period Ended July 31, 2010.”

Six Month Period Ended July 30, 2011 Compared with the Six Month Period ended July 31, 2010

Consolidated net sales increased $99.0 million, or 6.1%, to $1,722.4 million for the six months ended July 30, 2011 from $1,623.4 million for the six months ended July 31, 2010. This increase was primarily attributable to an increase in sales related to new stores, stores previously opened that are not included in our comparative store sales, and a 2.1% increase in our comparative store sales. We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2011” and “Six Month Period Ended July 30, 2011 compared with the Six Month Period Ended July 31, 2010” for further explanation).

Cost of sales increased $62.6 million, or 6.1%, during the six month period ended July 30, 2011 compared with the six month period ended July 31, 2010. The dollar increase in cost of sales was primarily related to 15 net new stores that were opened since July 31, 2010 as well as our 2.1%, or $33.3 million, comparative store sales increase. Cost of sales as a percentage of net sales during the six months ended July 30, 2011 increased slightly to 63.0% from 62.9% for the six months ended July 31, 2010. The slight deterioration in cost of sales as a percentage of net sales was due to planned decreases in initial markup almost entirely offset by fewer markdowns taken and a lower shrink accrual rate during the six months ended July 30, 2011 compared with the six months ended July 31, 2010.

Total selling and administrative expenses increased $15.2 million, or 2.8%, during the six months ended July 30, 2011 compared with the six months ended July 31, 2010, primarily related to new stores. At July 30, 2011, we operated 462 stores compared with 447 stores at July 31, 2010. Selling and administrative expenses as a percentage of sales during the six months ended July 30, 2011 decreased to 32.8% compared with 33.9% during the six months ended July 31, 2010. This improvement was primarily driven by certain non-recurring costs incurred during the six months ended July 31, 2010 that did not repeat during the six months ended July 30, 2011 (refer to the section below entitled “Six Month Period Ended July 30, 2011 compared with the Six Month Period Ended July 31, 2010” for further explanation), as well as decreases in occupancy costs related to comparable stores and the leverage of selling and administrative expenses due to the increase in net sales.

We recorded a net loss of $53.8 million for the six month period ended July 30, 2011 compared with a net loss of $35.3 million for the six month period ended July 31, 2010. The change in our results during the six months ended July 30, 2011 compared with the six months ended July 31, 2010 was primarily attributable to a $37.8 million loss on extinguishment of debt that occurred during the six months ended July 30, 2011 related to our debt refinancing transactions, discussed in detail below under the caption “Long Term Borrowings, Lines of Credit and Capital Lease Obligations.”

Debt Refinancing and Dividend

During the six months ended July 30, 2011, we completed the refinancing of our $900 million Senior Secured Term Loan Facility (Previous Term Loan Facility), 11.1% Senior Notes (Previous Senior Notes), and 14.5% Senior Discount Notes (Previous Senior Discount Notes). As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were repurchased. In addition, BCFWC completed the sale of $450 million aggregate principal amount of 10% Senior Notes due 2019 (the Notes) at an issue price of 100%. Additionally, the Previous Term Loan with a carrying value of $777.6 million as of February 24, 2011 was replaced with a $1.0 billion senior secured term loan facility (New Term Loan Facility). Borrowings on the ABL Line of Credit related to the transaction were $101.6 million. In connection with the offering of the Notes and the refinancing of the Previous Term Loan Facility, a cash dividend of $300.0 million in the aggregate was declared to the equity holders of Burlington Coat Factory Holdings, Inc. (Parent) on a pro rata basis. In addition, on September 2, 2011, we completed an amendment and restatement of the credit agreement governing our $600 million ABL Line of Credit. Refer to the section below entitled “Liquidity and Capital Resources for further details.

In connection with the issuance of the Notes, on February 24, 2011, BCFW entered into a registration rights agreement relating to the Notes, pursuant to which BCFW agreed to use its reasonable best efforts to file, and did initially file on July 15, 2011, a registration statement with the SEC (as amended, the “Exchange Offer Registration Statement”), enabling holders to exchange the Notes for registered notes with terms substantially identical in all material respects to the Notes, except the exchange notes would be freely tradable. BCFW and the guarantors under the Indenture also agreed to use reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act no later than 365 days after the initial issuance of the Notes.

Current Conditions

Store Openings, Closings, and Relocations.

During the six months ended July 30, 2011, we opened five Burlington Coat Factory Warehouse Stores (BCF Stores) and closed three stores. Among the closed stores were an MJM store and a Super Baby Depot which were in the same shopping center as an existing BCF store. The existing BCF store was expanded and remodeled to absorb the MJM and Super Baby Depot businesses. As of July 30, 2011, we operated 462 stores under the names “Burlington Coat Factory Warehouse” (447 stores), “Cohoes Fashions” (two stores) and “MJM Designer Shoes” (13 stores).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We currently plan to open 15 new stores (exclusive of 3 relocations) during the remainder of Fiscal 2011.

Ongoing Initiatives for Fiscal 2011

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparative store sales trends, total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Offering a Leading Selection of Branded Apparel at Every Day Low Prices (EDLP): We offer a merchandise selection substantially broader than that of our off-price competitors and similar to the selection found at a department store. In contrast to merchandise at department and specialty stores, our merchandise is offered at EDLP, allowing customers to obtain the best value at our stores without waiting for sales or promotions. We focus on delivering exceptional values that fit within a good, better and best pricing strategy.

II.	Transition our Open to Buy Model and Improve Merchandising: Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, improves our receipt-to-reduction ratio and enables more flexibility for buying “wear-now” products. From Fiscal 2006 to Fiscal 2009, the majority of our purchasing was pre-season with the balance in-season and opportunistic. With our new model, we have moved towards purchasing less pre-season, with the majority in-season and opportunistically. This enables us to determine and stock for trends with better consumer data as well as drive better terms with our suppliers. By maximizing our in-season buys, we believe that we are able to take advantage of known trends and emerging businesses. We are also able to better focus on our core female customer by enhancing our merchandise content as well as keeping inventory fresh.

III.	Refining Our Store Experience Through the Eyes of the Customer: We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We will continue to streamline processes to create opportunities for fast and effective customer interactions. Our mission is to have stores that reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments. Through proper staffing flexibility we provide sales floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

We plan to execute this initiative during Fiscal 2011 by:

a)	Continuing with our in-store customer satisfaction program that measures 13 different aspects of customer satisfaction. Examples include: friendliness of associates, interior cleanliness and selection of merchandise.

b)	Continuing the implementation of a store refresh program with respect to stores that we have identified as having certain needs such as new flooring, painting, fitting room improvements and various other improvements. We expect to continue an aggressive refresh program going forward.

c)	Continuing the implementation of upgraded lighting retrofits in our stores which will make them more energy efficient and easier for customers to navigate. We expect to continue the lighting retrofit program through Fiscal 2011.

d)	Implementing a plan to restructure our stores’ management hierarchy during Fiscal 2011 by adding additional territorial and regional oversight to provide more consistency in execution and other workflow efficiencies at the store level and to provide greater role clarity for our management team.

IV.	Deliver Consistent Merchandise Gross Margin: We continue to focus on having stable merchandise gross margin as a percentage of net sales.

We plan to execute this initiative by:

a)	Implementing new software applications which will provide for enhanced functionality and improved analytics including the allocation of goods and markdown optimization, as well as providing more efficient planning and forecasting tools. The foundation of these systems has been completed and the new planning tools are expected to be operational during the second half of Fiscal 2011. The enhanced functionality and improved analytics around allocation of goods and markdown optimization are planned to be fully implemented during Fiscal 2012.

b)	Continuing to manage our inventory receipt to reduction ratio. By matching receipt dollars to sales and markdown dollars we believe we will continue to maintain liquidity and will be able to take advantage of in season buying opportunities and to capitalize on those businesses that are trending well.

c)	Continuing to ensure adequate open to buy and buying more opportunistically in season. By staying liquid, we believe we will put ourselves in a position to be able to take advantage of opportunistic in-season buys that will maximize our sales.

d)	Continuing to improve the amount of current inventory as a percentage of our total inventory. By having more current inventory in our merchandise mix, we believe we will be afforded more pricing flexibility to provide additional value to our customers without reducing our overall merchandise margins.

e)	Reducing our shrink as a percentage of net sales. We have added additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without negatively impacting the store experience. We expect improved results to occur over time, becoming apparent in Fiscal 2012.

V.	The Continued Reduction of Our Cost Structure:

a)	Reduce store payroll costs. We are implementing an automated workforce scheduling system in our stores which is being rolled out in Fiscal 2011. We believe this new system will provide numerous efficiencies, without sacrificing our ability to serve our customers, including, but not limited to, better forecasting of volume and workload, and improved allocation of manpower to meet customer demand, and will support our store experience and service initiatives. The majority of these efficiencies are expected to be more fully recognized in Fiscal 2012.

b)	Supply chain efficiencies. We continue to work on several initiatives to improve supply chain efficiencies and service levels. We are planning to make incremental investments during Fiscal 2011 that we believe will allow our distribution centers to handle increased volume. We are also reconfiguring our buildings to better support our off price model to enable our merchants to take advantage of more closeout opportunities. Additionally, we continue to refine our performance management program designed to drive productivity improvements within the four walls of our distribution centers.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparative store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customers’ spending, there are uncertainties and challenges that we face as an off-price retailer of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain economic outlook or an expanded credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis.

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

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparative store sales varies across the retail industry. As a result, our definition of comparative store sales may differ from other retailers. We define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three and six months ended July 30, 2011, we experienced increases in comparative store sales of 4.0% and 2.1%, respectively, compared with the three and six months ended July 31, 2010.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales (exclusive of depreciation and amortization). Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the six months ended July 30, 2011 decreased slightly to 37.0% compared with 37.1% during the six months ended July 31, 2010 due to planned decreases in initial markup almost entirely offset by fewer markdowns taken and a lower shrink accrual rate during the period.

Inventory Levels. Inventory at July 30, 2011 was $665.2 million compared to $644.2 million at January 29, 2011. The increase of $21.0 million was the result of the seasonality of our business, as inventory is typically at its lowest levels in January, after the holiday selling season. The increase in inventory resulted in an increase of average store inventory (inclusive of stores and warehouse inventory) at July 30, 2011 of approximately 2.8% to $1.4 million per store compared with average store inventory at January 29, 2011.

Inventory at July 30, 2011 increased $4.0 million from $661.2 million at July 31, 2010 to $665.2 million at July 30, 2011. This increase was a result of the opening of 15 net new stores since July 31, 2010 and an increase in the level of inventory purchased and held as a result of opportunistic buys as of July 30, 2011 compared with July 31, 2010. Average store inventory (inclusive of store and warehouse inventory) at July 30, 2011 decreased 2.7% to $1.4 million per store compared with average store inventory of $1.5 million at July 31, 2010. Average inventory per comparative store decreased 6.0%.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. Our annualized inventory turnover rate as of July 30, 2011 and July 31, 2010 was 2.8 turns per year for both periods.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced a decrease in cash flow of $54.7 million during the six month period ended July 30, 2011 compared with the cash flow generated during the six month period ended July 31, 2010. This decrease was primarily driven by a smaller increase in accounts payable from January 29, 2011 to July 30, 2011 compared with the accounts payable increase from January 30, 2010 to July 31, 2010 related to our working capital management strategy at the end of each fiscal year. Based on the working capital management strategy we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels at the end of the first quarter of each fiscal year, this creates additional cash flow. The decrease during the six months ended July 30, 2011 compared with the six months ended July 31, 2010 was primarily driven by these accelerated payments during January of Fiscal 2010 compared with January of the Transition Period and the timing of payments. Also contributing to the decrease in cash flow during the six months ended July 30, 2011 compared with the six months ended July 31, 2010 was the impact of the debt refinancing and the subsequent payment of $297.9 million of dividends, which resulted in a net increase in cash used in financing activities of $28.8 million.

These reductions in cash flow were partially offset by less cash used in investing activities as a result of a smaller increase in restricted cash during the six months ended July 30, 2011 compared with the six months ended July 31, 2010. Cash and cash equivalents increased $1.6 million from January 29, 2011 to $31.8 million at July 30, 2011 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at July 30, 2011 was $199.2 million compared with $386.2 million at January 29, 2011. The decrease in working capital from January 29, 2011 was primarily attributable to an increase in accounts payable related to our year end working capital management strategy.

Working capital at July 30, 2011 increased $32.0 million from $167.2 million at July 31, 2010 to $199.2 million. The increase in working capital was primarily attributable to decreases in accounts payable, resulting from the timing of payments, other current liabilities and current maturities of long term debt, partially offset by a decrease in cash and cash equivalents in connection with our debt refinancing transactions completed in February 2011.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 11.1% and 10.6% during the three and six months ended July 30, 2011 compared with 12.0% and 10.9% during the three and six months ended July 31, 2010, respectively.

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the three and six month periods ended July 30, 2011 and July 31, 2010.

	Percentage of Net Sales
	Six Months Ended		Three Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.8	0.9	0.9	0.9

Total Revenue	100.8	100.9	100.9	100.9
Cost of Sales	63.0	62.9	63.9	64.4
Selling and Administrative Expenses	32.8	33.9	34.9	37.3
Restructuring and Separation Costs	0.3	0.1	0.7	0.2
Depreciation and Amortization	4.3	4.5	4.7	4.9
Impairment Charges – Long-Lived Assets	0.0	0.0	0.0	0.0
Other (Income) Expense, Net	(0.3)	(0.4)	(0.3)	(0.5)
Loss on Extinguishment of Debt	2.2	—	—	—
Interest Expense	3.7	3.3	4.1	3.5

Total Expense	106.0	104.3	108.0	109.8

Loss before Income Tax Benefit	(5.2)	(3.4)	(7.1)	(8.9)
Income Tax Benefit	(2.0)	(1.3)	(2.9)	(3.4)

Net Loss	(3.2)%	(2.1)%	(4.2)%	(5.5)%

Three Month Period Ended July 30, 2011 compared with the Three Month Period Ended July 31, 2010

Net Sales

We experienced an increase in net sales for the three months ended July 30, 2011 compared with the three months ended July 31, 2010. Consolidated net sales increased $64.5 million, or 8.9%, to $793.3 million for the three months ended July 30, 2011 from $728.8 million for the three months ended July 31, 2010. This increase was primarily attributable to a combination of the following:

•	an increase in comparative store sales of $28.8 million, or 4.0%, to $745.5 million,

•	an increase in net sales of $26.9 million from stores previously opened that were not included in our comparative store sales, and

•

an increase in net sales of $12.0 million related to five new stores open during the three months ended July 30, 2011 that were not open during the three months ended July 31, 2010; partially offset by

•	a decrease in net sales of $3.2 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2011.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) for the three month period ended July 30, 2011 was $7.1 million compared with other revenue of $6.8 million for the three month period ended July 31, 2010. The increase in other revenue during the three months ended July 30, 2011 compared with the three months ended July 31, 2010 was primarily related to a $0.3 million increase in rental income from leased departments as a result of increased sales in our leased departments.

Cost of Sales

Cost of sales increased $37.7 million, or 8.0%, during the three month period ended July 30, 2011 compared with the three month period ended July 31, 2010. The dollar increase in cost of sales was primarily related to the increase in net sales as described above. Cost of sales as a percentage of net sales improved to 63.9% during the three months ended July 30, 2011 compared with the three months ended July 31, 2010 of 64.4%. The improvement in cost of sales as a percentage of net sales during the three months ended July 30, 2011 compared with the three months ended July 31, 2010 was primarily a function of fewer markdowns taken and a lower shrink accrual rate during the period as a result of our planned decreases in initial markup in order to be at EDLP in more merchandise areas of our stores.

Selling and Administrative Expenses

Selling and administrative expenses increased $4.9 million, or 1.8%, for the three month period ended July 30, 2011 compared with the three month period ended July 31, 2010. Selling and administrative expenses improved to 34.9% of net sales for the three month period ended July 30, 2011 compared with 37.3% of net sales for the three month period ended July 31, 2010 due to the leverage of selling and administrative expenses resulting from the increase in net sales over the comparable period and other changes discussed below. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	July 30, 2011	July 31, 2010	$ Variance	% Change
Payroll and Payroll Related	$128,846	$121,869	$6,977	5.7%
Advertising	10,455	7,513	2,942	39.2
Occupancy	95,072	94,249	823	0.9
Benefit Costs	4,519	4,864	(345)	(7.1)
Business Insurance	6,434	6,988	(554)	(7.9)
Other	31,379	36,296	(4,917)	(13.5)

Selling & Administrative Expenses	$276,705	$271,779	$4,926	1.8%

The increase in payroll and payroll related expense of $7.0 million during the three months ended July 30, 2011 compared with the three months ended July 31, 2010 was primarily related to the addition of 15 new stores as well as stores that were operating for the full three months ended July 30, 2011 that were not operating for the full three months ended July 31, 2010. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $5.2 million. Also contributing to the increase in payroll and payroll related costs was an increase in relocation expense of $1.4 million as a result of our expanded recruiting efforts to bring in high quality candidates.

The increase in advertising expense of $2.9 million during the three months ended July 30, 2011 compared with the three months ended July 31, 2010 was due to a planned incremental investment in marketing during the three months ended July 30, 2011 compared with the three months ended July 31, 2010 in an effort to build on the sales momentum that was generated during the first quarter of Fiscal 2011.

The increase in occupancy related costs of $0.8 million during the three months ended July 30, 2011 compared with the three months ended July 31, 2010 was primarily related to increases in new stores and stores that operated for the full three month period ended July 30, 2011 that were not operating for the full three months ended July 31, 2010 of $3.0 million and an increase in rent expense of $1.4 million, which was a function of our straight line rent expense. These increases were partially offset by a decrease in utilities expense of $1.6 million and a decrease in maintenance expense of $0.6 million, both as a result of our ongoing initiatives to reduce costs without sacrificing customer satisfaction, and a $1.5 million decrease in real estate taxes due to credits received as a result of successful audit appeals.

Other selling and administrative expenses decreased $4.9 million for the three months ended July 30, 2011 compared with the three months ended July 31, 2010. The decrease was primarily related to a $4.9 million charge related to a non-recurring litigation reserve and a $1.5 million non-recurring charge to miscellaneous taxes that both occurred during the three months ended July 31, 2010 and were not repeated in the three months ended July 30, 2011. These decreases were partially offset by a $0.9 million increase in credit card fees due to increased sales and a $0.7 million increase in recruiting costs as a part of our expanded recruiting efforts.

Restructuring and Separation Costs

Restructuring and separation costs totaled $5.2 million during the three months ended July 30, 2011 compared with $1.2 million during the three months ended July 31, 2010. During the three months ended July 30, 2011, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of this reorganization, we incurred a charge of $5.2 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $37.4 million during the three month period ended July 30, 2011 compared with $35.5 million during the three month period ended July 31, 2010. This increase was primarily related to 15 net new stores opened since July 31, 2010.

Impairment Charges - Long-Lived Assets

There were less than $0.1 million of impairment charges during the three months ended July 30, 2011, compared with $0.1 million incurred during the three month period ended July 31, 2010. The impairment charges for both periods were related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $1.2 million to $2.3 million for the three month period ended July 30, 2011 compared with the three month period ended July 31, 2010. This decrease was primarily related to insurance recoveries received during the three months ended July 31, 2010.

Interest Expense

Interest expense was $32.3 million for the three month period ended July 30, 2011 compared with $26.1 million for the three month period ended July 31, 2010. The $6.2 million increase in interest expense was primarily driven by higher average balances and higher interest rates related to our New Term Loan and our ABL Line of Credit, as a result of our refinancing transaction, resulting in a $10.9 million increase in interest expense, partially offset by;

•	a decrease in other interest of $1.9 million of non-recurring interest charges related to a litigation settlement and a tax settlement during the three months ended July 31, 2010 that did not repeat;

•	a decrease related to an adjustment of our interest rate cap agreements to fair value of $1.1 million;

•	a decrease of interest expense related to our Notes of $0.8 million as a result of our refinancing transactions completed in February 2011; and

•	a decrease in the amortization of debt fees, as a result of our refinancing transactions completed in February 2011;, in the amount of $0.7 million.

Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, amounted to a loss of $0.6 million for the three months ended July 30, 2011 compared with a loss of $1.7 million for the three months ended July 31, 2010. The loss recognized during the three months ended July 30, 2011 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements. These charges resulted in a year over year decrease in interest expense of $1.1 million.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the three months ended July 30, 2011 compared with the three months ended July 31, 2010 are summarized in the table below:

	Three Months Ended
	July 30, 2011	July 31, 2010
Average Interest Rate – ABL Line of Credit	4.3%	—%
Average Interest Rate – Term Loan	6.4%	3.2%
Average Balance – ABL Line of Credit	$30.9 million	$—
Average Balance – Term Loan	$995.9 million	$852.6 million

Income Tax Benefit

Income tax benefit was $23.1 million for the three month period ended July 30, 2011. For the three months ended July 31, 2010 we recorded income tax benefit of $24.5 million. The effective tax rates for the three month periods ended July 30, 2011 and July 31, 2010 were 41.4% and 37.7% respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the second quarter of Fiscal 2011, resulting in the annual effective income tax rate of 35.6% (before discrete items) being our best estimate. The effective tax rate for the three months ended July 30, 2011 was impacted by discrete adjustments that increased the tax (benefit) by $2.3 million predominantly relating to state legislation enacted during the quarter, the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740, and tax positions that are considered effectively settled as the result of the finalization of an IRS audit.

Our best estimate of the projected annual effective income tax rate as of July 31, 2010 was 37.8% (before discrete items). A discrete adjustments related to the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740 was offset by a discrete adjustment related to prior year state income taxes.

Net Loss

Net loss amounted to $32.8 million for the three months ended July 30, 2011 compared with a net loss of $40.5 million for the three months ended July 31, 2010. The improvement in our net loss position of $7.7 million was primarily related to our improved gross margin and the leverage of selling and administrative expenses as a result of increased sales, partially offset by an increase in interest expense, as discussed above.

Six Month Period Ended July 30, 2011 compared with Six Month Period Ended July 31, 2010

Net Sales

We experienced an increase in net sales for the six months ended July 30, 2011 compared with the six months ended July 31, 2010. Consolidated net sales increased $99.0 million, or 6.1%, to $1,722.4 million for the six months ended July 30, 2011 from $1,623.4 million for the six months ended July 31, 2010. This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $58.5 million from stores previously opened that were not included in our comparative store sales,

•	an increase in comparative store sales of $33.3 million, or 2.1%, to $1,631.6 million, and

•	an increase in net sales of $21.2 million related to five new stores opened during the six months ended July 30, 2011; partially offset by

•	a decrease in net sales of $14.0 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2011.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $14.3 million for the six month period ended July 30, 2011 compared with $14.1 million for the six month period ended July 31, 2010, primarily driven by an increase in rental income from leased departments as a result of increased sales in our leased departments.

Cost of Sales

Cost of sales increased $62.6 million, or 6.1%, during the six month period ended July 30, 2011 compared with the six month period ended July 31, 2010. The dollar increase in cost of sales was primarily related to the increase in net sales during the six months ended July 30, 2011 compared to the six months ended July 31, 2010, as discussed above, under the caption entitled “Overview.” Cost of sales as a percentage of net sales during the six months ended July 30, 2011 increased slightly to 63.0% from 62.9% for the six months ended July 31, 2010. The slight increase in cost of sales as a percentage of net sales was due to planned decreases in initial markup due to our initiative to be more aggressive in initial pricing, which we believe will result in faster turnovers and reduced markdowns in future periods, almost entirely offset by fewer markdowns taken and a lower shrink accrual rate during the six months ended July 30, 2011 compared with the six months ended July 31, 2010.

Selling and Administrative Expenses

Selling and administrative expenses increased $15.2 million, or 2.8%, for the six month period ended July 30, 2011 compared with the six month period ended July 31, 2010. Selling and administrative expenses decreased to 32.8% of net sales for the six month period ended July 30, 2011 compared to 33.9% of net sales for the six month period ended July 31, 2010 due to the leverage of selling and administrative expenses resulting from the increase in net sales over the comparable period and other changes discussed below. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Six Months Ended
	July 30, 2011	July 31, 2010	$ Variance	% Change
Payroll and Payroll Related	$263,051	$252,324	$10,727	4.3%
Occupancy	188,847	183,144	5,703	3.1
Advertising	27,968	24,330	3,638	15.0
Benefit Costs	9,189	8,897	292	3.3
Business Insurance	13,454	14,257	(803)	(5.6)
Other	63,024	67,356	(4,332)	(6.4)

Selling & Administrative Expenses	$565,533	$550,308	$15,225	2.8%

The increase in payroll and payroll related expense of $10.7 million during the six months ended July 30, 2011 compared with the six months ended July 31, 2010 was primarily related to the addition of 15 net new stores as well as stores that were operating for the full six months ended July 30, 2011 that were not operating for the full six months ended July 31, 2010. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $10.5 million.

The increase in occupancy related costs of $5.7 million during the six months ended July 30, 2011 compared with the six months ended July 31, 2010 was primarily related to increases in stores that operated for the full six month period ended July 30, 2011 that were not operating for the full six months ended July 31, 2010 of $4.8 million and new store increases of $2.5 million. We also experienced increases in rent expense of $1.4 million primarily due to our straight line rent expense and an increase of $1.2 million in maintenance expense primarily related to increased investment in general repairs and janitorial services in line with our ongoing initiatives to refine our customers’ store experience. These increases were partially offset by a $2.0 million decrease in utilities due to our ongoing initiative to reduce costs as well as a $2.1 million decrease in real estate taxes due to credits received as a result of successful audit appeals in various states.

The increase in advertising expense of $3.6 million during the six months ended July 30, 2011 compared with the six months ended July 31, 2010 was primarily related to increased national and spot television advertising during the historically strong Easter selling period as well as planned incremental marketing investment during our second quarter of Fiscal 2011 in an effort to build on the sales momentum generated during the first quarter of Fiscal 2011.

The decrease in other selling and administrative expenses of $4.3 million during the six months ended July 30, 2011 compared with the six months ended July 31, 2010 was primarily related to a $4.9 million charge related to a litigation reserve and a $1.5 million charge to miscellaneous taxes that both occurred during the six months ended July 31, 2010 and were not repeated during the six months ended July 30, 2011 and a $3.0 million decrease in professional and legal fees. These decreases were partially offset by a $2.1 million increase in credit card fees due to increased sales, a $1.4 million increase in office supplies and temporary help, and a $1.0 million increase in recruiting expenses related to expanded recruiting efforts in order to produce high quality candidates.

Restructuring and Separation Costs

Restructuring and separation costs totaled $5.2 million during the six months ended July 30, 2011 compared with $2.2 million during the six months ended July 31, 2010. During the six months ended July 30, 2011, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of the reorganization, we incurred a charge of $5.2 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $74.0 million during the six month period ended July 30, 2011 compared with $72.2 million during the six month period ended July 31, 2010. This increase was primarily related to 15 net new stores that were opened since July 31, 2010.

Impairment Charges - Long-Lived Assets

There were less than $0.1 million of impairment charges during the six months ended July 30, 2011, compared with $0.3 million of impairment charges incurred during the six month period ended July 31, 2010. The impairment charges during both periods were related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $1.3 million to $5.1 million for the six month period ended July 30, 2011 compared with the six month period ended July 31, 2010, primarily driven by fewer insurance claims recoveries during the three months ended July 30, 2011 compared with the three months ended July 31, 2010.

Loss on Extinguishment of Debt

As discussed in more detail in Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt,” on February 24, 2011 we completed the refinancing of our Previous Term Loan, Previous Senior Notes, and Previous Senior Discount Notes. As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, have been replaced with a $450.0 million aggregated principal amount of 10% Senior Notes due 2019 at an issue price of 100%. Additionally, the Previous Term Loan with a carrying value of $777.6 million at February 24, 2011 has been replaced with a $1,000.0 million senior secured term loan facility (New Term Loan Facility). Borrowings on the ABL Line of Credit related to the refinancing transactions were $101.6 million. In connection with the offering of the Notes and the refinancing of the Term Loan Facility, the Company declared a dividend of approximately $300.0 million, in the aggregate, on a pro rata basis to the equity holders of Parent.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic No. 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in our Condensed

Consolidated Statements of Operations and Comprehensive Loss. Of the $37.8 million loss on the extinguishment of debt, $21.4 million represented early call premiums that we paid to the holders of our Previous Senior Notes and Previous Senior Discount Notes. The remaining $16.4 million represented the write off of deferred financing fees related to the extinguished debt facilities.

Interest Expense

Interest expense was $63.2 million for the six month period ended July 30, 2011 compared with $53.4 million for the six month period ended July 31, 2010. The $9.8 million increase in interest expense was primarily driven by higher average balances and higher interest rates related to our New Term Loan and our ABL Line of Credit, as a result of our refinancing transaction, resulting in a $19.0 million increase in interest expense, partially offset by:

•	an adjustment of our interest rate cap agreements to fair value of $4.4 million;

•	a decrease in other interest of $2.0 million of non-recurring interest charges related to a litigation and tax settlement during the six months ended July 31, 2010 that did not repeat;

•	a decrease of interest expense related to our Notes of $1.2 million related to our refinancing transaction;

•	and a decrease in the amortization of debt fees as a result of our refinancing, in the amount of $1.2 million.

Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, amounted to a loss of $1.9 million for the six months ended July 30, 2011 compared with a loss of $6.3 million for the six months ended July 31, 2010. The loss recognized during the six months ended July 30, 2011 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements. These charges resulted in a year over year decrease in interest expense of $4.4 million.

Our average interest rates and average balances related to our Term Loan and our ABL Line of Credit, for the six months ended July 30, 2011 compared with the six months ended July 31, 2010 are summarized in the table below:

	Six Months Ended
	July 30, 2011	July 31, 2010
Average Interest Rate – ABL Line of Credit	4.4%	2.9%
Average Interest Rate – Term Loan	6.0%	2.9%
Average Balance – ABL Line of Credit	$51.5 million	$9.7 million
Average Balance – Term Loan	$961.6 million	$852.6 million

Income Tax Benefit

Income tax benefit was $34.3 million for the six month period ended July 30, 2011. For the six months ended July 31, 2010 we recorded income tax benefit of $20.9 million. The effective tax rates for the six month periods ended July 30, 2011 and July 31, 2010 were 38.9% and 37.2% respectively. In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the second quarter of Fiscal 2011, resulting in the annual effective income tax rate of 35.6% (before discrete items) being our best estimate. The effective tax rate for the six months ended July 30, 2011 was impacted by discrete adjustments that increased the tax (benefit) by $2.9 million predominantly relating to state legislation enacted during the quarter, the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740, and tax positions that are considered effectively settled as the result of the finalization of an IRS audit.

Our best estimate of the projected annual effective income tax rate as of July 31, 2010 was 37.8% (before discrete items). The effective tax rate for the six months ended July 31, 2010 was impacted by discrete adjustments that increased tax expense by $0.3 million related to the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740 and prior year state income taxes.

Net Loss

Net loss amounted to $53.8 million for the six months ended July 30, 2011 compared with a net loss of $35.3 million for the six months ended July 31, 2010. The decline in our net loss position of $18.5 million was directly attributable to the loss on extinguishment of debt that occurred during the six months ended July 30, 2011 compared with the six months ended July 31, 2010, partially offset by improvements in our core operations.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, the opening of new stores and the remodeling of existing stores. As of July 30, 2011, we had unused availability on our ABL Line of Credit of $272.3 million.

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

Our New Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. Specifically, the consolidated leverage ratio is our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, that may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 January 30, 2016 and thereafter. The consolidated interest coverage ratio is our consolidated interest expense to Adjusted EBITDA, as each term is defined in the new credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, that must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our New Term Loan, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio. We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements. As of July 30, 2011, we were in compliance with all of our covenants under our New Term Loan Facility.

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

Adjusted EBITDA for the three months ended July 30, 2011 increased $15.3 million, or 196.2%, to $23.1 million from $7.8 million during the three months ended July 31, 2010. The improvement in Adjusted EBITDA was primarily the result of our comparative store sales increase of 4.0% and improved margin during the three months ended July 30, 2011.

Adjusted EBITDA for the six months ended July 30, 2011 increased $17.4 million, or 20.2%, to $103.5 million from $86.1 million during the six months ended July 31, 2010. The improvement in Adjusted EBITDA was primarily the result of our comparative store sales increase of 2.1% during the six months ended July 30, 2011.

The following table shows our calculation of Adjusted EBITDA for the six and three months ended July 30, 2011 compared with the six and three months ended July 31, 2010:

	(in thousands)
	Six Months Ended		Three Months Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(53,820)	$(35,266)	$(32,763)	$(40,479)
Interest Expense	63,164	53,422	32,310	26,057
Income Tax Benefit	(34,314)	(20,903)	(23,132)	(24,491)
Depreciation and Amortization	73,987	72,235	37,367	35,506
Impairment Charges – Long-Lived Assets	34	258	25	73
Interest Income	(2)	(192)	(37)	(108)
Non Cash Straight-Line Rent Expense (a)	4,835	4,724	2,326	2,820
Advisory Fees (b)	2,157	2,180	1,041	1,118
Stock Compensation Expense (c)	900	837	195	604
Amortization of Purchased Lease Rights (d)	438	424	221	214
Severance and Restructuring (e)	5,190	—	5,190	—
Franchise Taxes (f)	933	596	299	294
Insurance Reserve (g)	674	(142)	(502)	(534)
Advertising Expense Related to Barter (h)	1,604	882	326	477
Loss on Disposal of Fixed Assets (i)	444	258	195	46
(Gain) Loss on Investments (j)	—	(240)	—	(240)
Change in Fiscal Year End Costs (k)	—	587	—	—
Refinancing Fees (l)	(501)	—	26	—
Loss on Extinguishment of Debt (m)	37,764	—	—	—
Litigation Reserves (n)	—	4,923	—	4,923
Transfer Tax (o)	(20)	1,536	(20)	1,536

Adjusted EBITDA	$103,467	$86,119	$23,067	$7,816

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	$103,467	$86,119	$23,067	$7,816
Interest Expense	(63,164)	(53,422)	(32,310)	(26,057)
Changes in Operating Assets and Liabilities	182,645	222,957	(87,926)	(98,230)
Other Items, Net	17,905	18,390	27,463	21,375

Net Cash Provided by (Used in) Operating Activities	$240,853	$274,044	$(69,706)	$(95,096)

Net Cash Used in Investing Activities	$(75,592)	$(82,872)	$(35,364)	$(60,690)

Net Cash (Used in) Provided by Financing Activities	$(163,667)	$(134,876)	$69,342	$(346)

During Fiscal 2011, with approval from the administrative agents for the New Term Loan Facility and the ABL Line of Credit, we changed the components comprising Adjusted EBITDA such that specific charges associated with our debt refinancing transaction were added back to consolidated net loss when calculating Adjusted EBITDA. These changes, summarized in footnote (m) below, resulted in approximately $37.8 million in incremental Adjusted EBITDA for the six month period ended July 30, 2011 and had no impact on the prior periods presented. We believe that this add-back provides a more accurate comparison to the comparative periods’ performance.

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(d)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line item, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(e)	Represents a severance and restructuring charge resulting from a reorganization of certain positions within our stores and corporate locations (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separations Costs” for further discussion), in accordance with the credit agreements governing the New Term Loan and ABL Line of Credit.

(f)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(g)	Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(h)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(i)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(j)	Represents the (gain) loss on our investment in the Reserve Primary Fund, related to a recovery/decline in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(k)	Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the transition period ended January 30, 2010. This change was approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(l)	Represents refinancing fees that reduce Adjusted EBITDA per the administrative agents for the New Term Loan Facility and the ABL Line of Credit.

(m)	Represents charges incurred in accordance with Topic No. 470, whereby we incurred a loss on the settlement of the old debt instruments as approved by the administrative agents for the New Term Loan Facility and the ABL Line of Credit.

(n)	Represents charges incurred in conjunction with a non-recurring litigation reserve as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(o)	Represents one-time transfer taxes incurred on certain leased properties as approved by the administrative agents for the New Term Loan Facility and the ABL Line of Credit.

Cash Flow for the Six Months Ended July 30, 2011 Compared with the Six Months Ended July 31, 2010

We generated $1.6 million of cash flow for the six months ended July 30, 2011 compared with $56.3 million of cash flow for the six months ended July 31, 2010. Net cash provided by operating activities amounted to $240.9 million for the six months ended July 30, 2011. For the six months ended July 31, 2010, net cash provided by operating activities amounted to $274.0 million. The decrease in net cash provided by operating activities was primarily the result of changes in the Company’s working capital. The biggest driver of the decrease relates to cash flow from changes in accounts payable. Cash flow from the change in accounts payable for the six months ended July 30, 2011 decreased $94.1 million compared with the six months ended July 31, 2010. This decrease was primarily driven by a smaller increase in accounts payable from January 29, 2011 to July 30, 2011 compared with the accounts payable increase from January 30, 2010 to July 31, 2010 related to our working capital management strategy at the end of each fiscal year. Based on the working capital management strategy, we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels this creates additional cash flow. The decrease in accounts payable that generates this item was primarily driven by the difference in the accelerated payments during January of Fiscal 2010 of $237.7 million compared with the payments made in January of the Transition Period of $274.8 million and the timing of payments. The decrease in cash flow generated by the change in accounts payable was partially offset by an increase in cash flow generated by the change in the other working capital accounts of $53.5 million primarily related to smaller increases in inventory and prepaid and other current assets since January 29, 2011 compared with the increases from January 30, 2010 through July 31, 2010. Also contributing to this increase is a change in deferred rent incentives as we were able to collect cash related to incentives that were earned during Fiscal 2010.

Net cash used in investing activities decreased to $75.6 million for the six months ended July 30, 2011 from $82.9 million for the six months ended July 31, 2010. This decrease was primarily the result of a $32.8 million increase in restricted cash and cash equivalents during the six months ended July 31, 2010 compared with a $7.0 million increase during the six months ended July 30, 2011, partially offset by a $17.9 million increase in cash paid for property and equipment during the six months ended July 30, 2011 as compared with the six months ended July 31, 2010.

Cash flow used in financing activities increased $28.8 million during the six months ended July 30, 2011 compared with the six months ended July 31, 2010. The primary driver of the increased use of cash in financing activities was related to the dividend paid in connection with our debt refinancing transaction, partially offset by the impact of the debt refinancing as discussed in Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.”

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital at July 30, 2011 was $199.2 million compared with $386.2 million at January 29, 2011. The decrease in working capital was primarily the result of increased accounts payable as of July 30, 2011 compared with January 29, 2011 as a result of our working capital management strategy at the end of Fiscal 2010.

Operational Growth

During the six months ended July 30, 2011, we opened five BCF stores, and closed three stores. Two of the closed stores were an MJM and a Super Baby Depot which were in the same shopping center as an existing BCF store. The existing BCF store was expanded and remodeled to absorb the MJM and Super Baby Depot businesses. As of July 30, 2011, we operated stores under the names “Burlington Coat Factory Warehouse” (447 stores), “MJM Designer Shoes” (13 stores) and “Cohoes Fashions” (two stores). We estimate that we will spend between $125 and $135 million, net of approximately $42 million of landlord allowances, in capital expenditures during Fiscal 2011, including approximately $68 million, net of the previously mentioned landlord allowances for store expenditures, and $17 million for information technology. We expect to use the remaining capital to support continued distribution facility enhancements and other initiatives. For the six months ended July 30, 2011, capital expenditures, net of landlord allowances, amounted to $44.0 million.

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

From time to time we make available for sale certain assets based on current market conditions. These assets are recorded in the line item “Assets Held for Sale” in our Condensed Consolidated Balance Sheets. Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item “Assets Held for Sale” and into the respective asset category based on the lesser of their carrying value or fair value less cost to sell.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. In connection with the offering of the Notes and the refinancing of the Term Loan Facility, on February 24, 2011, BCFWC entered into a first amendment (the First Amendment) to the Amended and Restated Credit Agreement, dated January 15, 2010, to among other things make a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent, on a pro rata basis, which was approved by the Parent’s Board of Directors in February 2011. Of the $300.0 million in dividends that were declared, $297.9 million was paid during the six months ended July 30, 2011 and the remaining $2.1 million was recorded in “Current Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of July 30, 2011. During the six months ended July 31, 2010, we paid dividends of $0.2 million related to the repurchase of a portion of our stock from former employees under the terms of their respective separation agreements.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, with the exception on one immaterial non-guarantor subsidiary, have fully, jointly, severally, unconditionally, and irrevocably guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000 million New Term Loan Facility and the $450 million Notes due in 2019. As of July 30, 2011, we were in compliance with all of our debt covenants.

In connection with the issuance of the Notes, on February 24, 2011, BCFW entered into a registration rights agreement relating to the Notes, pursuant to which BCFW agreed to use its reasonable best efforts to file, and did initially file on July 15, 2011, a registration statement with the SEC (as amended, the “Exchange Offer Registration Statement”), enabling holders to exchange the Notes for registered notes with terms substantially identical in all material respects to the Notes, except the exchange notes would be freely tradable. BCFW and the guarantors under the Indenture also agreed to use reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act no later than 365 days after the initial issuance of the Notes.

Significant changes in our debt consist of the following:

Senior Notes and Senior Discount Notes

Senior Notes Offering

On February 24, 2011, BCFW (exclusive of subsidiaries, referred to herein as “BCFW”) completed its sale of $450 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Notes) in a private offering exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act), to qualified institutional buyers in accordance with Rule 144A and to persons outside of the United States pursuant to Regulation S under the Securities Act. The Notes were issued pursuant to an indenture, dated February 24, 2011 (the Indenture), among BCFW, the guarantors signatory thereto and Wilmington Trust FSB.

The Notes are senior unsecured obligations of BCFW and are guaranteed on a senior basis by BCFW, we and each of BCFW’s U.S. subsidiaries to the extent such guarantor is a guarantor of BCFW’s obligations under the New Term Loan Facility. Interest is payable on the Notes on each February 15 and August 15, commencing August 15, 2011. BCFW may redeem some or all of the Notes at any time prior to February 15, 2015 at a price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest, if any, and an applicable make-whole premium. On or after February 15, 2015, BCFW may redeem some or all of the Notes at redemption prices set forth in the Indenture. In addition, at any time prior to February 15, 2014, BCFW may redeem up to 35% of the aggregate principal amount of the Notes, at a specified redemption price with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that, among other things, restrict the ability of BCFW, our ability and certain of our subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications. In addition, in certain circumstances, if BCFW sells assets or experiences certain changes of control, it must offer to purchase the Notes.

BCFW used the net proceeds from the offering of the Notes, together with borrowings under the New Term Loan Facility and the ABL Line of Credit, to (i) repurchase any and all of the outstanding Previous Senior Notes and Previous Senior Discount Notes (collectively the Previous Notes), pursuant to cash tender offers commenced by BCFW and us on February 9, 2011, and to redeem any Previous Notes that remain outstanding after the completion of the cash tender offers, and pay related fees and expenses, including tender or redemption premiums and accrued interest on the Previous Notes, (ii) to repay indebtedness under the Previous Term Loan and (iii) to pay a special cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent on a pro rata basis, and to pay related fees and expenses.

Tender Offer and Redemption

In connection with the offering of the Notes, the application of proceeds therefrom and the early settlement of the cash tender offers of BCFW and us for any and all of the Previous Senior Notes and Previous Senior Discount Notes (together, the Previous Notes), respectively, on February 24, 2011, BCFW entered into a Second Supplemental Indenture, dated February 24, 2011 between BCFW, the guarantors signatory thereto and Wilmington Trust FSB, relating to an Indenture (as amended, supplemented or otherwise modified, the BCF Indenture), dated April 13, 2006, between BCFW, the guarantors signatory thereto and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), and us entered into a First Supplemental Indenture, dated February 24, 2011 (the First Supplemental Indenture), between us and Wilmington Trust FSB, relating to an Indenture, dated April 13, 2006 (as amended, supplemented or otherwise modified, the Holdings Indenture), between us and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), to eliminate substantially all of the restrictive covenants, certain affirmative covenants, certain events of default and substantially all of the restrictions on the ability of BCFW or us, as applicable, to merge, consolidate or sell all or substantially all of their properties or assets contained in each indenture and the related Previous Notes.

In addition, in connection with the early tender and settlement of 100% of the Previous Senior Discount Notes by the noteholders of the Previous Senior Discount Notes on February 24, 2011, we satisfied and discharged our obligations under the Holdings Indenture and with respect to the Previous Senior Discount Notes.

Further, on February 24, 2011, BCFW delivered a notice of redemption for the remaining principal amount not purchased in the early tender and settlement of the Previous Senior Notes, and irrevocably deposited with Wilmington Trust FSB an amount of funds sufficient to pay the redemption price of the Previous Senior Notes to satisfy and discharge its obligations under the BCF Indenture and with respect to the Previous Senior Notes. On April 15, 2011, BCFW redeemed the remaining principal amount outstanding of the Previous Senior Notes at a redemption price equal to 102.781% of the aggregate principal amount of the Previous Senior Notes to be redeemed, plus accrued and unpaid interest on the Previous Senior Notes to the redemption date.

$1 Billion Senior Secured Term Loan Facility

In connection with the offering of the Notes (as discussed above), on February 24, 2011, BCFW refinanced the Previous Term Loan Facility with the proceeds of a new $1.0 billion senior secured term loan facility (the New Term Loan Facility).

On February 24, 2011, BCFW, we and the U.S. and Puerto Rican subsidiaries of BCFW from time to time party thereto, as facility guarantors (collectively, the Term Loan Guarantors) entered into a new credit agreement (the New Term Loan Credit Agreement) with JPMorgan Chase Bank, N.A., as administrative agent (in such capacity, the Term Loan Administrative Agent) and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers, governing the terms of the New Term Loan Facility.

Like the Previous Term Loan Facility, the New Term Loan Facility is secured by (a) a perfected first priority lien on our real estate, favorable leases, and machinery and equipment and (b) a perfected second priority lien on the inventory and receivables of BCFW and the Term Loan Guarantors, in each case subject to various limitations and exceptions. The New Term Loan Facility requires BCFW to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio (each measured quarterly) and contains limitations on BCFW’s ability to, among other things, incur indebtedness and liens, make investments, capital expenditures and restricted payments, sell assets and prepay certain indebtedness. The New Term Loan Facility also requires BCFW to prepay the loans thereunder with a portion of its excess cash flow (commencing with the fiscal year ending January 28, 2012), the proceeds of certain indebtedness and, subject to certain re-investment rights, the proceeds of certain asset sales of certain casualty or other insured events. The New Term Loan Facility contains customary events of default including for failure to make payments under the New Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a 30 day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, change of control, certain uninsured losses to any material portion of the collateral, any undismissed felony indictment of any Term Loan Guarantors or BCFW or the imposition of orders or stays having a material adverse effect.

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

ABL Line of Credit

In connection with the offering of the Notes and the refinancing of the Previous Term Loan Facility, on February 24, 2011, BCFW entered into a first amendment (the First Amendment) to the Amended and Restated Credit Agreement, dated January 15, 2010 (as amended, supplemented and otherwise modified, the Amended ABL Credit Agreement), among BCFW, as lead borrower, the borrowers party thereto, the facility guarantors party thereto, Bank of America, N.A. as administrative agent and collateral agent, the lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank as co-syndication agents, J.P. Morgan Securities Inc. and UBS Securities LLC as co-documentation agents and General Electric Capital Corporation, US Bank, National Association and SunTrust Bank as senior managing agents, governing the ABL Line of Credit to permit BCFW to, among other things, (i) issue and guarantee the Notes, (ii) incur additional indebtedness in connection with the refinancing of the Previous Term Loan Facility by increasing the limitation on term loan indebtedness from $900.0 million to $1.0 billion, (iii) have additional flexibility to make investments, capital expenditures, and dividends and other distributions with respect to equity interests and (iv) make a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent on a pro rata basis. In connection with the offering of the Notes and the New Term Loan Facility we borrowed $101.6 million on our ABL Line of Credit.

On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. The aggregate amount of commitments under the amended and restated credit agreement is $600 million and, subject to the satisfaction of certain conditions, the Company may increase the aggregate amount of commitments up to $900 million. Interest rates under the amended and restated credit agreement are based on LIBO rates as determined by the administrative agent plus an applicable margin of 1.75% to 2.25% based on daily availability, or various prime rate loan options plus an applicable margin of 0.75% to 1.25% based on daily availability. The fee on the average daily balance of unused loan commitments is 0.375%.

The Company believes that the amended and restated credit agreement provides the liquidity and flexibility to meet its operating and capital requirements over the next five years, as well as improved pricing reflective of the Company’s continued improving performance and credit risk profile. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year. As a result of the amended and restated credit agreement, the Company will capitalize approximately $4 to $5 million in deferred debt charges that will be expensed over the life of the amended and restated credit agreement and has written off approximately $4 million in deferred charges from the existing credit agreement.

The amended and restated credit agreement follows certain other refinancing transactions completed by the Company in February 2011 (as discussed in Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt”), highlights of which are as follows:

•

The Company replaced its $900 million Senior Secured Term Loan Facility with a $1.0 billion senior secured term loan facility which matures on February 15, 2017. This facility has 1% annual amortization which is paid quarterly.

•	The Company’s 11.1% Senior Notes and Burlington Coat Factory Investments Holdings, Inc.’s 14.5% Senior Discount Notes were repurchased; and

•	BCFWC completed the sale of $450 million aggregate principal amount of 10% Senior Notes due February 15, 2019.

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

Contingencies and Contractual Obligations

Legal

We establish reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which we are party from time to time in the ordinary course of business. The aggregate amount of such reserves was $7.1 million, $6.9 million and $17.5 million as of July 30, 2011, January 29, 2011 and July 31, 2010, respectively. We believe that potential liabilities in excess of those recorded will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

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

        A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009 and was amended and refiled on November 16, 2009 in the U.S. District Court for the Central District of California – Western Division. The named plaintiff purported to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period. The amended complaint asserted claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition. The complaint sought certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees. On March 7, 2011, the United States District Court for the Central District of California – Western Division granted preliminary approval to a settlement agreement pursuant to which we will pay class members an immaterial amount in settlement of claims on a class basis. On June 27, 2011, the District Court granted final approval of the parties’ settlement agreement. Payment pursuant to the settlement agreement was made on August 25, 2011. This settlement was included in our $7.1 million legal reserve discussed above.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Fiscal 2010 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations. As of July 30, 2011, we were committed to 15 new lease agreements (exclusive of 3 relocations) for locations at which stores are expected to be opened during the remainder of Fiscal 2011. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $102.0 million, $204.7 million, $194.9 million, $167.9 million, and $624.6 million for the remainder of the fiscal year ended January 28, 2012, and the fiscal years ended February 2, 2013, February 1, 2014, January 31, 2015 and January 30, 2016 and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $52.4 million and $52.1 million as of July 30, 2011 and July 31, 2010, respectively. Among these arrangements as of July 30, 2011 and July 31, 2010, we had letters of credit in the amount of $32.1 million and $29.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. We also had an outstanding letter of credit of $1.2 million at July 31, 2010 guaranteeing our Industrial Revenue Bonds. Finally, we had outstanding letters of credit agreements in the amount of $20.3 million and $21.5 million at July 30, 2011 and July 31, 2010, respectively, related to certain merchandising agreements.

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

Recent Accounting Pronouncements

There were no new accounting standards issued during the six months ended July 30, 2011 that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and New Term Loan bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities. The New Term Loan interest is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt.”

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At July 30, 2011, we had $474.4 million principal amount of fixed-rate debt and $1,057.3 million of floating-rate debt. Based on $1,057.3 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $10.6 million per year, resulting in $10.6 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at July 30, 2011	Additional Interest Expense Q3 2011	Additional Interest Expense Q4 2011	Additional Interest Expense Q1 2012	Additional Interest Expense Q2 2012
ABL Line of Credit	79,000	198	198	198	198
New Term Loan	978,265	2,445	2,444	2,442	2,435

	$1,057,265	$2,643	$2,642	$2,640	$2,633

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $8.4 million assuming constant borrowing levels of $900.0 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million. As of July 30, 2011, the borrowing rates related to our New Term Loan and our ABL Line of Credit were 6.3% and 3.8%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, July 30, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of July 30, 2011.

During the three months ended July 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

A putative class action lawsuit, entitled May Vang, and all others similarly situated, v. Burlington Coat Factory Warehouse Corporation, Case No. 09-CV-08061-CAS, was filed in the Superior Court of the State of California on September 17, 2009 and was amended and refiled on November 16, 2009 in the U.S. District Court for the Central District of California – Western Division. The named plaintiff purported to assert claims on behalf of all current, former, and future employees in the United States and the State of California for the relevant statutory time period. The amended complaint asserted claims for failure to pay all earned hourly wages in violation of the Fair Labor Standards Act (FLSA), failure to pay all earned hourly wages in violation of the California Labor Code, providing compensatory time off in lieu of overtime pay, forfeiture of vacation pay, failure to provide meal and rest periods, secret payment of lower wages than that required by statute or contract, failure to provide accurate, written wage statements, and unfair competition. The complaint sought certification as a class with respect to the FLSA claims, certification of a class with respect to California law claims, appointment of class counsel and class representative, civil penalties, statutory penalties, declaratory relief, injunctive relief, actual damages, liquidated damages, restitution, pre-judgment interest, costs of suit and attorney’s fees. On March 7, 2011, the United States District Court for the Central District of California – Western Division granted preliminary approval to a settlement agreement pursuant to which the Company will pay class members an immaterial amount in settlement of claims on a class basis. On June 27, 2011, the District Court granted final approval of the parties’ settlement agreement. Payment pursuant to the settlement agreement was made on August 25, 2011. This settlement was included in our $7.1 million legal reserve discussed above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: September 13, 2011