Form 10-Q
period 2011-10-29
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2011-12-13
CIK 718916, 1368775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2011

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

As of December 13, 2011, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands)

	October 29, 2011	January 29, 2011	October 30, 2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$45,843	$30,214	$53,723
Restricted Cash and Cash Equivalents	34,822	30,264	35,282
Accounts Receivable, Net of Allowances for Doubtful Accounts	41,946	49,875	38,105
Merchandise Inventories	945,719	644,228	892,193
Deferred Tax Assets	25,991	24,835	28,481
Prepaid and Other Current Assets	43,196	36,109	35,793
Income Tax Receivable	49,274	16,447	44,343
Assets Held for Sale	521	2,156	521

Total Current Assets	1,187,312	834,128	1,128,441
Property and Equipment—Net of Accumulated Depreciation	881,442	857,589	862,054
Tradenames	238,000	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	367,493	389,986	397,756
Goodwill	47,064	47,064	47,064
Other Assets	90,258	91,241	92,821

Total Assets	$2,811,569	$2,458,008	$2,766,136

LIABILITIES AND STOCKHOLDER’S (DEFICIT) EQUITY
Current Liabilities:
Accounts Payable	$650,152	$190,460	$683,351
Other Current Liabilities	239,845	212,944	230,526
Current Maturities of Long Term Debt	5,728	14,264	18,559

Total Current Liabilities	895,725	417,668	932,436
Long Term Debt	1,605,238	1,358,021	1,260,135
Other Liabilities	208,404	215,528	184,985
Deferred Tax Liabilities	273,109	279,279	270,959
Commitments and Contingencies (Notes 3 and 12)
Stockholder’s (Deficit) Equity:
Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding)	—	—	—
Capital in Excess of Par Value	472,431	466,754	465,822
Accumulated Deficit	(643,338)	(279,242)	(348,201)

Total Stockholder’s (Deficit) Equity	(170,907)	187,512	117,621

Total Liabilities and Stockholder’s (Deficit) Equity	$2,811,569	$2,458,008	$2,766,136

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended		Three Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
REVENUES:
Net Sales	$2,621,094	$2,481,613	$898,663	$858,186
Other Revenue	22,483	21,925	8,140	7,850

Total Revenue	2,643,577	2,503,538	906,803	866,036
COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	1,625,163	1,549,042	540,807	527,301
Selling and Administrative Expenses	882,668	835,925	317,134	285,618
Restructuring and Separation Costs (Note 4)	5,621	2,152	431	—
Depreciation and Amortization	113,174	109,195	39,188	36,960
Impairment Charges – Long-Lived Assets	34	510	—	252
Other Income, Net	(7,015)	(10,033)	(1,897)	(3,590)
Loss on Extinguishment of Debt	37,764	—	—	—
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	97,976	78,350	34,812	24,928

Total Costs and Expenses	2,755,385	2,565,141	930,475	871,469
Loss Before Income Tax Benefit	(111,808)	(61,603)	(23,672)	(5,433)
Income Tax Benefit	(47,712)	(23,542)	(13,395)	(2,638)

Net Loss	(64,096)	(38,061)	(10,277)	(2,795)

Total Comprehensive Loss	$(64,096)	$(38,061)	$(10,277)	$(2,795)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 29, 2011	October 30, 2010
OPERATING ACTIVITIES
Net Loss	(64,096)	$(38,061)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	113,174	109,195
Impairment Charges – Long-Lived Assets	34	510
Amortization of Debt Issuance Costs	10,297	9,187
Accretion of New Senior Notes, Previous Senior Notes and Previous Discount Notes	60	540
Interest Rate Cap Agreement—Adjustment to Market	2,355	7,065
Provision for Losses on Accounts Receivable	1,241	1,383
Provision for Deferred Income Taxes	(7,113)	(11,113)
Loss on Retirement of Fixed Assets	708	82
(Gain) on Investments in Money Market Fund	—	(240)
Loss on Extinguishment of Debt – Write-off of Deferred Financing Fees	16,435	—
Excess Tax Benefit from Stock Based Compensation	(213)	—
Non-Cash Stock Based Compensation Expense	4,917	1,333
Non-Cash Rent Expense	(3,177)	(335)
Changes in Assets and Liabilities:
Accounts Receivable	(10,670)	(8,406)
Merchandise Inventories	(301,492)	(278,898)
Prepaid and Other Current Assets	(39,934)	(45,852)
Accounts Payable	459,692	543,549
Other Current Liabilities and Income Tax Payable	20,248	(5,730)
Deferred Rent Incentives	26,934	15,616
Other Long Term Assets and Long Term Liabilities	(4,218)	1,271

Net Cash Provided by Operating Activities	225,182	301,096
INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(116,246)	(103,247)
Proceeds Received from Sale of Property and Equipment	663	227
Increase in Restricted Cash and Cash Equivalents	(4,558)	(32,677)
Lease Acquisition Costs	(557)	(422)
Redemption of Investment in Money Market Fund	—	240
Other	(1,064)	40

Net Cash Used in Investing Activities	(121,762)	(135,839)
FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	687,800	25,400
Proceeds from Long Term Debt – Notes Payable	450,000	—
Proceeds from Long Term Debt – Term Loan	991,158	—
Principal Payments on Long Term Debt – ABL Line of Credit	(698,300)	(146,600)
Principal Payments on Long Term Debt – Senior Discount Notes	(99,309)	—
Principal Payments on Long Term Debt – Senior Notes	(302,056)	—
Principal Payments on Long Term Debt	(622)	(1,797)
Principal Payments on Long Term Debt – Term Loan	(790,050)	(12,202)
Payment of Dividends	(297,917)	(151)
Stock Option Exercise and Related Tax Benefits	760	—
Debt Issuance Costs	(29,255)	(934)

Net Cash Used in Financing Activities	$(87,791)	$(136,284)
Increase in Cash and Cash Equivalents	15,629	28,973
Cash and Cash Equivalents at Beginning of Period	30,214	24,750

Cash and Cash Equivalents at End of Period	$45,843	$53,723

Supplemental Disclosure of Cash Flow Information
Interest Paid	$85,507	$72,004

Net Income Tax Payments	$4,064	$40,221

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$19,950	$14,992

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 29, 2011

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 (Fiscal 2010 10-K). The balance sheet at January 29, 2011 has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2010 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 29, 2011 are not necessarily indicative of results for the fiscal year ending January 28, 2012 (Fiscal 2011).

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements contained in the Fiscal 2010 10-K.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that it is more likely than not the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for the Company on the first day of the fiscal year ended February 2, 2013 (Fiscal 2012). The Company does not expect the pronouncement to have a material financial impact.

There were no other new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the quarter ended October 29, 2011.

2. Stockholder’s (Deficit) Equity

Activity for the nine month periods ended October 29, 2011 and October 30, 2010 in the Company’s common stock, capital in excess of par value, accumulated deficit, and total stockholder’s (deficit) equity are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 29, 2011	$—	$466,754	$(279,242)	$187,512
Net Loss	—	—	(64,096)	(64,096)
Stock Options Exercised and Related Tax Benefits	—	760	—	760
Stock Based Compensation	—	4,917	—	4,917
Dividends (a)	—	—	(300,000)	(300,000)

Balance at October 29, 2011	$—	$472,431	$(643,338)	$(170,907)

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 30, 2010	$—	$464,489	$(309,989)	$154,500
Net Income	—	—	(38,061)	(38,061)
Stock Option Expense	—	1,333	—	1,333
Dividends	—	—	(151)	(151)

Balance at October 30, 2010	$—	$465,822	$(348,201)	$117,621

(a)	Represents dividends payable to the equity holders of Burlington Coat Factory Holdings, Inc. (Parent) in conjunction with the Company’s February 2011 debt refinancing, of which $297.9 million was paid as of April 30, 2011, as further discussed in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.” The remaining $2.1 million, recorded in “Current Liabilities” on the Company’s Condensed Consolidated Balance Sheets as of October 29, 2011, will be paid during Fiscal 2012.

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 29, 2011	January 29, 2011	October 30, 2010
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.50%) plus 4.8% due in quarterly payments of $2,500 from July 28, 2012 to January 28, 2017, matures with balance due on February 23, 2017.	978,658	$—	$—
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2012 to February 15, 2019.	450,000	—	—
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3%.	—	777,550	852,550
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires February 4, 2014.	158,100	168,600	—
Senior Notes, 11.1%.	—	301,997	301,804
Senior Discount Notes, 14.5%.	—	99,309	99,309
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012.	50	200	250
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011.	16	82	104
Capital Lease Obligations	24,142	24,547	24,677

Total debt	1,610,966	1,372,285	1,278,694
Less: current maturities	(5,728)	(14,264)	(18,559)

Long-term debt, net of current maturities	$1,605,238	$1,358,021	$1,260,135

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

The Indenture contains covenants that, among other things, restrict the ability of BCFW and certain of its subsidiaries to: incur, assume or guarantee additional indebtedness; pay dividends or redeem or repurchase capital stock; make other restricted payments; incur liens; redeem debt that is junior in right of payment to the Notes; sell or otherwise dispose of assets, including capital stock of subsidiaries; enter into mergers or consolidations; and enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications.

In connection with the issuance of the Notes, on February 24, 2011, BCFW entered into a registration rights agreement relating to the Notes, pursuant to which BCFW agreed to use its reasonable best efforts to file, and did initially file on July 15, 2011, a registration statement with the SEC (as amended, the “Exchange Offer Registration Statement”), enabling holders to exchange the Notes for registered notes with terms substantially identical in all material respects to the Notes, except the exchange notes would be freely tradable. BCFW and the guarantors under the Indenture also agreed to use reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act no later than 365 days after the initial issuance of the Notes. On October 19, 2011, the Exchange Offer Registration Statement was declared effective by the SEC, and we completed the exchange offer on December 2, 2011.

Tender Offer and Redemption

In connection with the offering of the Notes, the application of proceeds there from and the previously announced early settlement of the cash tender offers of BCFW and the Company for any and all of the 11.1% Senior Notes (Previous Senior Notes) and 14.5% Senior Discount Notes (Previous Senior Discount Notes and, together with the Previous Senior Notes, the Previous Notes), respectively, on February 24, 2011, BCFW entered into a Second Supplemental Indenture, dated February 24, 2011 between BCFW, the guarantors signatory thereto and Wilmington Trust FSB, relating to an Indenture (as amended, supplemented or otherwise modified, the BCF Indenture), dated April 13, 2006, between BCFW, the guarantors signatory thereto and Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), and the Company entered into a First Supplemental Indenture, dated February 24, 2011 (the First Supplemental Indenture), between the Company and Wilmington Trust FSB, relating to an Indenture, dated April 13, 2006 (as amended, supplemented or otherwise modified, the Holdings Indenture), between the Company and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), to eliminate substantially all of the restrictive covenants, certain affirmative covenants, certain events of default and substantially all of the restrictions on the ability of BCFW or the Company, as applicable, to merge, consolidate or sell all or substantially all of their properties or assets contained in each indenture and the related Previous Notes.

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

The New Term Loan Facility is to be repaid in quarterly payments of $2.5 million from July 28, 2012 to January 28, 2017, with the balance of the New Term Loan Facility due upon maturity on February 23, 2017. Beginning with the fiscal year ending on January 28, 2012, at the end of each fiscal year, BCFW is required to make a payment based on its available free cash flow (as defined in the credit agreement governing the New Term Loan Facility). This payment offsets future mandatory quarterly payments. During the second quarter of Fiscal 2011 the Company made a $10.0 million prepayment on the New Term Loan which will offset the mandatory quarterly payments through the second quarter of the Fiscal 2012.

The New Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFW, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. Specifically, the consolidated leverage ratio is our total debt to Adjusted EBITDA, as each term is defined in the New Term Loan Credit Agreement, for the trailing twelve months most recently ended on or prior to such date, that may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio is our consolidated interest expense to Adjusted EBITDA, as each term is defined in the New Term Loan Credit Agreement, for the trailing twelve months most recently ended on or prior to such date, that must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our New Term Loan, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The interest rates for the New Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the New Term Loan Credit Agreement) and (y) 1.50% (the New Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the New Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the New Term Loan Facility was 6.3% as of October 29, 2011.

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

BCFW used the net proceeds from the offering of the Notes, together with borrowings under the New Term Loan Facility and the ABL Line of Credit, to (i) repurchase any and all of the outstanding Previous Senior Notes and Previous Senior Discount Notes, pursuant to cash tender offers commenced by BCFW and the Company on February 9, 2011, and to redeem any Previous Notes that remained outstanding after the completion of the cash tender offers, and pay related fees and expenses, including tender or redemption premiums and accrued interest on the Previous Notes, (ii) to repay the indebtedness under the Previous Term Loan Facility and (iii) to pay a special cash dividend of approximately $300.0 million in the aggregate to the equity holders of the Parent on a pro rata basis, and to pay related fees and expenses.

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

ABL Line of Credit

Prior to the September 2, 2011 ABL modification, the ABL Line of Credit carried an interest rate of LIBOR plus a spread which was determined by the Company’s annual average borrowings outstanding. Commitment fees of 0.75% to 1.0%, based on the Company’s usage of the line of credit, were charged on the unused portion of the facility and were included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Loss.

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

The Company believes that the amended and restated credit agreement provides the liquidity and flexibility to meet its operating and capital requirements over the next five years. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year. As a result of the amended and restated credit agreement, the Company capitalized $4.2 million in deferred debt charges that will be expensed over the life of the amended and restated credit agreement and has written off $4.7 million in deferred charges from the existing credit agreement.

At October 29, 2011, the Company had $401.3 million available under the ABL Line of Credit and $158.1 million of outstanding borrowings. The maximum borrowings under the facility during each of the three and nine month periods ended October 29, 2011 amounted to $195.0 million for both periods. Average borrowings during the three and nine month periods ended October 29, 2011 amounted to $142.1 million and $82.3 million, respectively, at an average interest rate of 2.6% and 3.5%, respectively. At October 29, 2011 the Company’s borrowing rate related to the ABL Line of Credit was 2.7%. At January 29, 2011, $168.6 million was outstanding under this credit facility.

At October 30, 2010, the Company had $559.9 million available under the ABL Line of Credit and no borrowings outstanding. Maximum borrowings under the facility during the three and nine month periods ended October 30, 2010 amounted to $25.4 million and $121.2 million, respectively. Average borrowings during the three and nine months ended October 30, 2010 amounted to $1.7 million and $7.1 million at an average interest rate of 4.6% and 3.0%, respectively.

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

As of October 29, 2011, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and the New Term Loan Facility, as well as the indenture governing the Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $31.8 million, $29.2 million and $32.0 million in deferred financing fees, net of accumulated amortization, as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing fees amounted to $5.3 million and $3.1 million for the three month periods ended October 29, 2011 and October 30, 2010, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. Amortization of deferred financing fees amounted to $10.3 million and $9.2 million for the nine months ended October 29, 2011 and October 30, 2010, respectively. During the nine months ended October 29, 2011, the Company recorded $29.3 million of new deferred financing costs related to the New Term Loan Facility, the Notes and the ABL Line of Credit and wrote off $16.4 million of previously capitalized deferred debt costs related to the Previous Term Loan, the Previous Senior Notes and Previous Senior Discount Notes and the ABL Line of Credit which were all settled in connection with the refinancing transactions described above.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations. Changes in the Company’s workforce during the three and nine months ended October 29, 2011 resulted in severance charges of $0.4 million and $5.6 million, respectively, which were recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Income.

There were no restructuring and severance charges incurred during the three months ended October 30, 2010. During the nine months ended October 30, 2010, restructuring and severance charges amounted to $2.2 million.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of October 29, 2011 and October 30, 2010:

	(in thousands)
	January 29, 2011	Charges	Cash Payments	Other	October 29, 2011
Severance – Restructuring (a)	$6	$3,503	$(3,286)	$—	$223
Severance – Separation Cost (b)	1,231	2,118	(2,260)	—	1,089

Total	$1,237	$5,621	$(5,546)	$—	$1,312

	(in thousands)
	January 30, 2010	Charges	Cash Payments	Other	October 30, 2010
Severance – Restructuring (a)	$1,560	$—	$(1,332)	$(110)	$118
Severance – Separation Cost (b)	912	2,152	(1,439)	—	1,625

Total	$2,472	$2,152	$(2,771)	$(110)	$1,743

(a)	The balances as of January 30, 2010, October 30, 2010, January 29, 2011 and October 29, 2011 are recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets.
(b)	The balances as of October 30, 2010, January 29, 2011 and October 29, 2011 are recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. Approximately $0.7 million and $0.2 million of the balance as of January 30, 2010 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively, in the Company’s Condensed Consolidated Balance Sheets.

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

Financial Assets

The Company’s financial assets as of October 29, 2011 included cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of October 29, 2011, the Company recorded credit valuation adjustments of less than $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 29, 2011	January 29, 2011	October 30, 2010
Assets:
Level 1
Cash equivalents (including restricted cash)	$34,924	$30,331	$57,222
Level 2
Interest rate cap agreements (a)	$924	$3,279	$1,714
Level 3
Note Receivable (b)	$1,099	$1,090	$1,407

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements).

(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets. The change in fair value of the Company’s Level 3 note receivable from January 29, 2011 to October 29, 2011 is related to unrealized gains. The change in fair value of the Company’s Level 3 note receivable from October 30, 2010 to January 29, 2011 is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains in the amount of $0.2 million.

Financial Liabilities

The fair value of the Company’s debt as of October 29, 2011, January 29, 2011 and October 30, 2010 is noted in the table below:

	(in thousands)
	October 29, 2011		January 29, 2011		October 30, 2010
	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.50%) plus 4.8% due in quarterly payments of $2,500 from July 28, 2012 to January 28, 2017, matures with balance due on February 23, 2017.	$978,658	$955,823	$—	$—	$—	$—
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2012 to February 15, 2019.	450,000	442,125	—	—	—	—
$900,000 Senior Secured Term Loan Facility, LIBOR plus 2.3%.	—	—	777,550	773,986	852,550	830,171
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance. (a)	158,100	158,100	168,600	168,600	—	—
Senior Notes, 11.1%.	—	—	301,997	313,322	301,804	318,026
Senior Discount Notes, 14.5%.	—	—	99,309	104,274	99,309	106,012
Other debt (b)	66	66	282	282	354	354

Total debt	$1,586,824	$1,556,114	$1,347,738	$1,360,464	$1,254,017	$1,254,563

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate. On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. Refer to Note 3 to the Company’s Condensed Consolidated Financial Statements entitled “Long-Term Debt” for further details.
(b)	Other debt includes the industrial revenue bonds and both promissory notes, as further described in Note 3 of the Company’s Condensed Consolidated Financial Statements entitled “Long Term Debt.”
(c)	Capital lease obligations are excluded from the table above.

As of October 29, 2011, the fair value of the Company’s debt, exclusive of capital leases, was $1,556.1 million compared with the carrying value of $1,586.8 million. The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since October 29, 2011, and current estimates of fair value may differ from amounts presented herein.

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

As of October 29, 2011, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt. As of January 29, 2011 and October 30, 2010, the Company was party to four outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
	October 29, 2011		Asset Derivatives January 29, 2011		October 30, 2010
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$924	Other Assets	$3,279	Other Assets	$1,714

Liability Derivatives
	October 29, 2011		January 29, 2011		October 30, 2010
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

Loss on Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of Loss Recognized in Income on Derivatives	Amount of Loss Recognized in Income on Derivatives
		Nine Months Ended		Three Months Ended
		October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Interest Rate Cap Agreements	Interest Expense	$2,355	$7,065	$493	$768

On May 31, 2011, the Company’s $600 million and $300 million interest rate cap agreements, both with a cap rate of 7%, terminated and two new interest rate cap agreements became effective. Each new agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015. The Company has determined that it will not monitor them for hedge effectiveness. The Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

7. Income Taxes

As of October 29, 2011, the Company had a current deferred tax asset of $26.0 million and a non-current deferred tax liability of $273.1 million. As of January 29, 2011, the Company had a current deferred tax asset of $24.8 million and a non-current deferred tax liability of $279.3 million. As of October 30, 2010, the Company had a current deferred tax asset of $28.5 million and a non-current deferred tax liability of $271.0 million. Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily related to rent expense, intangible costs, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis, subject to certain limitations due to the seasonality of our business. As of October 29, 2011, the Company’s best estimate of its annual effective income tax rate was 39.8%, excluding discrete items, in comparison to 37.4%, excluding discrete items, as of October 30, 2010. The estimated annual rate is higher in Fiscal 2011 primarily due to the impact of work opportunity tax credits relative to the change in forecasted pre-tax book loss.

As of October 29, 2011, January 29, 2011 and October 30, 2010, valuation allowances amounted to $5.8 million, $5.8 million and $7.0 million, respectively, and related primarily to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2011. Any future tax benefit recognized by the use of a state tax net operating loss where a valuation allowance has been established, will be recorded to the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss according to the provisions of ASC Topic No. 805, “Business Combinations” (Topic No. 805). Within the next twelve months, the Company does not expect material changes in its liability for uncertain tax positions. During the second quarter of Fiscal 2011, the Company closed federal income tax audits covering all fiscal periods through January 30, 2010.

8. Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Parent’s Board of Directors adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Grants made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent’s common stock. As of October 29, 2011, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Parent’s Class A common stock and 730,478 shares of Parent’s Class L common stock.

Non-cash stock compensation expense for the three and nine months ended October 29, 2011 amounted to $4.0 million and $4.9 million, respectively. In comparison, non-cash stock compensation expense for the three and nine months end October 30, 2010 amounted to $0.5 million and $1.3 million, respectively. The increase in non-cash stock compensation expense for both the three and nine month periods ended October 29, 2011 compared with the three and nine month periods ended October 30, 2010 was primarily related to an adjustment to the Company’s forfeiture rate during the three and nine months ended October 29, 2011. The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended		Nine Months Ended
Type of Non-Cash Stock Compensation	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Stock Option Compensation (a)	$3,726	$295	$4,271	$720
Restricted Stock Compensation (a)	291	201	646	613

Total	$4,017	$496	$4,917	$1,333

(a)	Included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Stock Options

Options granted during the nine month period ended October 29, 2011 were all service-based awards and were granted at exercise prices of $50 per unit and $120 per unit. Options granted during the nine month period ended October 30, 2010 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.

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

All of the service-based awards granted during the nine month period ended October 29, 2011 and October 30, 2010 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of October 29, 2011, the Company had 511,500 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation.” For the three and nine months ended October 29, 2011, the Company recognized non-cash stock option compensation expense of $3.7 million ($1.6 million after tax) and $4.3 million ($2.5 million after tax), respectively, inclusive of a $3.2 million and $2.5 million forfeiture adjustment. These forfeiture adjustments were the result of actual forfeitures being less than initially estimated. For the three and nine months ended October 30, 2010, the Company recognized non-cash stock option compensation expense of $0.3million ($0.1 million after tax) and $0.7 million ($0.4 million after tax), respectively, net of a respective $0.4 million and $1.3 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

As of October 29, 2011 there was approximately $5.2 million of unearned non-cash stock-based option compensation that the Company expected to recognize as expense over the next 5.0 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. As of October 29, 2011, 41.7% percent of outstanding options to purchase units had vested.

Stock option transactions during the nine month period ended October 29, 2011 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding January 29, 2011	489,499	$123.62
Options Granted	75,500	71.82
Options Forfeited	(40,877)	85.90
Options Exercised	(12,622)	42.49

Options Outstanding October 29, 2011	511,500	$67.40

Non-vested stock option unit transactions during the nine months ended October 29, 2011 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Options Outstanding, January 29, 2011	324,100	$38.28
Granted	75,500	24.42
Vested	(70,464)	38.30
Forfeited	(31,104)	36.82

Non-Vested Options Outstanding, October 29, 2011	298,032	$35.96

The following table summarizes information about the exercise price and weighted average remaining contractual life of options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of October 29, 2011:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At October 29, 2011	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At October 29, 2011	Weighted Average Remaining Contractual Life (Years)
$30.60	290,664	7.0	117,835	5.7
$50.00	44,337	9.7	—	—
$120.00	22,163	9.7	—	—
$120.60	140,336	6.2	81,633	4.9
$270.00	14,000	1.3	14,000	1.3

	511,500		213,468

The following table summarizes information about the exercise prices and weighted average remaining contractual life of vested options and options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of October 29, 2011
$30.60	242,267	6.9	$30.60
$50.00	35,467	9.7	$50.00
$120.00	17,733	9.7	$120.00
$120.60	121,999	6.0	$120.60
$270.00	14,000	1.3	$270.00

	431,466

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the nine months ended October 29, 2011 and October 30, 2010:

	Nine Months Ended
	October 29, 2011	October 30, 2010
Risk-Free Interest Rate	2.4 – 3.4%	1.8 – 3.4%
Expected Volatility	30.3%	38.5%
Expected Life (years)	6.4 – 8.5	6.6 – 9.5
Contractual Life (years)	10	10
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$50.00	$26.75	—
$120.00	$17.67	—
$90.00	—	$49.62
$180.00	—	$34.45

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

During the three and nine month periods ended October 29, 2011, the Company recorded $0.3 million and $0.6 million, respectively, of non-cash restricted stock compensation expense. Included in the $0.3 million of restricted stock compensation expense during the three months ended October 29, 2011, the Company recognized $0.1 million of incremental expense related to forfeiture adjustments which increased the expense during the period, as a result of actual forfeitures during the period being less than initially estimated. During the nine month period ended October 29, 2011, the Company’s restricted stock compensation expense was reduced by $0.1 million as a result of forfeitures during the nine months ended October 29, 2011 being higher than initially estimated.

During the three and nine months ended October 30, 2010, the Company recorded $0.2 million and $0.6 million, respectively, of non-cash restricted stock compensation expense, inclusive of forfeitures of $0.1 million and $0.2 million, respectively. As of October 29, 2011, there was approximately $0.2 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next year. Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years. At October 29, 2011, 61,282 of the outstanding awards of restricted stock were vested.

Restricted stock transactions for the nine months ended October 29, 2011 are summarized below:

Number of Awards
Restricted Stock Awards Outstanding January 29, 2011	98,367
Restricted Stock Awards Granted	—
Restricted Stock Awards Forfeited	(6,462)

Restricted Stock Awards Outstanding October 29, 2011	91,905

Non-vested restricted stock transactions during the nine months ended October 29, 2011 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Restricted Stock Award Outstanding, January 29, 2011	71,140	$47.27
Restricted Stock Awards Granted	—	—
Restricted Stock Awards Vested	(34,055)	45.96
Restricted Stock Awards Forfeited	(6,462)	45.80

Non-Vested Restricted Stock Awards Outstanding, October 29, 2011	30,623	$49.08

9. Comprehensive Loss

The Company presents comprehensive loss on its Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC Topic No. 220 “Comprehensive Income.” For the three and nine month periods ended October 29, 2011 and October 30, 2010, comprehensive loss consisted of net loss.

10. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, liabilities due to customers, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of deferred rent expense and other miscellaneous items. Liabilities due to customers totaled $32.2 million, $30.2 million and $33.4 million as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $47.3 million, $49.6 million and $46.0 million, as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively. At October 29, 2011, January 29, 2011 and October 30, 2010, the portion of self-insurance reserve expected to be paid in the next twelve months of $18.0 million, $19.1 million and $24.3 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining respective balances of $29.3 million, $30.5 million and $21.7 million were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

11. Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (Topic No. 280). The Company has one reportable segment.

12. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such reserves were $3.9 million, $6.9 million and $6.9 million as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company’s Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2010 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. As of October 29, 2011, the Company was committed to six new lease agreements for locations at which stores are expected to be opened during the remainder of Fiscal 2011. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $52.1 million, $204.5 million, $200.3 million, $173.6 million, and $657.6 million for the remainder of the fiscal year ended January 28, 2012, and the fiscal years ended February 2, 2013, February 1, 2014, January 31, 2015 and January 30, 2016 and subsequent years thereafter, respectively.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $40.5 million as of October 29, 2011 and October 30, 2010. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had available letters of credit of $401.3 million and $559.9 million as of October 29, 2011 and October 30, 2010, respectively. Among these arrangements as of October 29, 2011 and October 30, 2010, the Company had letters of credit in the amount of $30.7 million and $30.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements and outstanding letters of credit agreements in the amount of $9.8 million and $10.1 million at October 29, 2011 and October 30, 2010, respectively, related to certain merchandising agreements.

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

Amounts reported for intercompany receivables/payables and capital in excess of par value as of January 29, 2011 and October 30, 2010 have been adjusted in the Condensed Consolidating Balance Sheets presented below from that originally reported, to separately present certain intercompany activities between BCFW and the Guarantors that had previously been netted in shareholder’s equity. Such adjustments totaled $400.0 million and $11.1 million as of January 29, 2011 and October 30, 2010, respectively. The Company also made adjustments to reflect a change of $215.8 million in the Condensed Consolidating Statement of Cash Flows for the nine months ended October 30, 2010 within BCFW’s and the Guarantors’ net cash provided by (used in) operating activities and net cash provided by (used in) financing activities. The adjustments had no impact to the Company’s condensed consolidated balance sheets, statements of operations and comprehensive loss and cash flows for any period presented.

The adjustment to the Consolidating Balance Sheet within the Condensed Guarantor Data as of January 30, 2010 had the effect of increasing capital in excess of par value of the Guarantors by $226.4 million. The impact to the consolidating statements of cash flows within the Condensed Guarantor Data increased (decreased) net cash provided by financing activities of the Guarantors by $256.1 million with a corresponding change to net cash used in operating activities and a reciprocal change to BCFW for the 35 week transition period ended January 30, 2010 and by $255.6 million and $578.9 million for the fiscal years ended May 30, 2009 and May 31, 2008, respectively.

The adjustment to the quarterly Condensed Consolidating Balance Sheets within the Condensed Guarantor Data as of April 30, 2011, May 1, 2010, July 30, 2011 and July 31, 2010 had the effect of increasing capital in excess of par value of the Guarantors by $132.3 million, $54.9 million, $199.0 million and $180.6 million, respectively. The impact to the condensed consolidating statements of cash flows within the Condensed Guarantor Data increased (decreased) net cash provided by financing activities of the Guarantors with a corresponding change to net cash used in operating activities and a reciprocal change to BCFW amounts for each of these periods by $85.2 million, $171.7 million, $18.7 million and $46.2 million, respectively.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of October 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$12,789	$33,054	$—	$45,843
Restricted Cash and Cash Equivalents	—	34,800	22	—	34,822
Accounts Receivable	—	30,520	11,426	—	41,946
Merchandise Inventories	—	—	945,719	—	945,719
Deferred Tax Asset	—	7,421	18,570	—	25,991
Prepaid and Other Current Assets	—	15,047	28,149	—	43,196
Income Tax Receivable	—	45,973	3,301	—	49,274
Intercompany Receivable	—	—	92,440	(92,440)	—
Assets Held for Sale	—	—	521	—	521

Total Current Assets	—	146,550	1,133,202	(92,440)	1,187,312
Property and Equipment – Net of Accumulated Depreciation	—	79,979	801,463	—	881,442
Tradenames	—	238,000	—	—	238,000
Favorable Leases – Net of Accumulation Amortization	—	—	367,493	—	367,493
Goodwill	—	47,064	—	—	47,064
Investment in subsidiaries	—	1,876,968	—	(1,876,968)	—
Other Assets	—	33,627	56,631		90,258

Total Assets	$—	$2,422,188	$2,358,789	$(1,969,408)	$2,811,569

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$650,079	$73	$—	$650,152
Other Current Liabilities	—	127,899	111,946	—	239,845
Intercompany Payable	—	92,440	—	(92,440)
Current Maturities of Long Term Debt	—	5,000	728		5,728

Total Current Liabilities	—	875,418	112,747	(92,440)	895,725
Long Term Debt	—	1,581,759	23,479	—	1,605,238
Other Liabilities	—	48,495	159,909	—	208,404
Deferred Tax Liability	—	87,423	185,686	—	273,109
Investment in Subsidiaries	170,907	—	—	(170,907)	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	472,431	472,431	1,063,182	(1,535,613)	472,431
(Accumulated Deficit) Retained Earnings	(643,338)	(643,338)	813,786	(170,448)	(643,338)

Total Stockholder’s (Deficit) Equity	(170,907)	(170,907)	1,876,968	(1,706,061)	(170,907)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	$2,422,188	$2,358,789	$(1,969,408)	$2,811,569

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$7,168	$23,046	$—	$30,214
Restricted Cash and Cash Equivalents	—	27,800	2,464	—	30,264
Accounts Receivable	—	19,691	30,184	—	49,875
Merchandise Inventories	—	—	644,228	—	644,228
Deferred Tax Assets	—	10,144	14,691	—	24,835
Prepaid and Other Current Assets	—	12,617	23,492	—	36,109
Prepaid Income Taxes	—	13,934	2,513	—	16,447
Intercompany Receivable	—	—	379,785	(379,785)	—
Assets Held for Disposal	—	—	2,156	—	2,156

Total Current Assets	—	91,354	1,122,559	(379,785)	834,128
Property and Equipment – Net of Accumulated Depreciation	—	68,181	789,408	—	857,589
Tradenames	—	238,000	—	—	238,000
Favorable Leases – Net of Accumulated Amortization	—	—	389,986	—	389,986
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	187,512	1,782,737	—	(1,970,249)	—
Other Assets	—	35,627	55,614	—	91,241

Total Assets	$187,512	$2,262,963	$2,357,567	$(2,350,034)	$2,458,008

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$190,460	$—	$—	$190,460
Other Current Liabilities	—	114,137	98,807	—	212,944
Intercompany Payable	—	379,785	—	(379,785)	—
Current Maturities of Long Term Debt	—	—	14,264	—	14,264

Total Current Liabilities	—	684,382	113,071	(379,785)	417,668
Long Term Debt	—	1,248,147	109,874	—	1,358,021
Other Liabilities	—	53,844	161,684	—	215,528
Deferred Tax Liability	—	89,078	190,201	—	279,279
Commitments and Contingencies	—	—	—	—	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	466,754	466,754	1,063,182	(1,529,936)	466,754
(Accumulated Deficit) Retained Earnings	(279,242)	(279,242)	719,555	(440,313)	(279,242)

Total Stockholder’s Equity (Deficit)	187,512	187,512	1,782,737	(1,970,249)	187,512

Total Liabilities and Stockholder’s Equity (Deficit)	$187,512	$2,262,963	$2,357,567	$(2,350,034)	$2,458,008

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of October 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$4,402	$49,321	$—	$53,723
Restricted Cash and Cash Equivalents	—	32,815	2,467	—	35,282
Accounts Receivable	—	27,326	10,779	—	38,105
Merchandise Inventories	—	—	892,193	—	892,193
Deferred Tax Asset	—	9,166	19,315	—	28,481
Prepaid and Other Current Assets	—	15,599	20,194	—	35,793
Prepaid Income Tax	—	42,222	2,121	—	44,343
Intercompany Receivable	—	8,918	—	(8,918)	—
Assets Held for Sale	—	—	521	—	521

Total Current Assets	—	140,448	996,911	(8,918)	1,128,441
Property and Equipment – Net of Accumulated Depreciation	—	62,424	799,630	—	862,054
Tradenames	—	238,000	—	—	238,000
Favorable Leases – Net of Accumulation Amortization	—	—	397,756	—	397,756
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	117,621	1,683,236	—	(1,800,857)	—
Other Assets	—	38,131	54,690	—	92,821

Total Assets	$117,621	$2,209,303	$2,248,987	$(1,809,775)	$2,766,136

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$683,351	$—	$—	$683,351
Other Current Liabilities	—	121,247	109,279	—	230,526
Intercompany Payable	—	—	(8,918)	8,918	—
Current Maturities of Long Term Debt	—	4,300	14,259	—	18,559

Total Current Liabilities	—	808,898	132,456	(8,918)	932,436
Long Term Debt	—	1,150,054	110,081	—	1,260,135
Other Liabilities	—	44,407	140,578	—	184,985
Deferred Tax Liability	—	88,323	182,636	—	270,959
Stockholder’s Equity (Deficit):
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	465,822	465,822	1,063,182	(1,529,004)	465,822
(Accumulated Deficit) Retained Earnings	(348,201)	(348,201)	620,054	(271,853)	(348,201)

Total Stockholder’s Equity (Deficit)	117,621	117,621	1,683,236	(1,800,857)	117,621

Total Liabilities and Stockholder’s Equity (Deficit)	$117,621	$2,209,303	$2,248,987	$(1,809,755)	$2,766,136

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Nine Months Ended October 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$2,621,094	$—	$2,621,094
Other Revenue	—	294	22,189	—	22,483

Total Revenue	—	294	2,643,283	—	2,643,577
COSTS AND EXPENSES:
Cost of Sales	—	—	1,625,163	—	1,625,163
Selling and Administrative Expenses	—	129,272	753,396	—	882,668
Restructuring and Separation Costs	—	3,025	2,596	—	5,621
Depreciation and Amortization	—	17,070	96,104	—	113,174
Impairment Charges – Long-Lived Assets	—	—	34	—	34
Other Income, Net	—	(4,285)	(2,730)	—	(7,015)
Loss on Extinguishment of Debt		36,042	1,722	—	37,764
Interest Expense	—	95,352	2,624	—	97,976
Loss (Earnings) from Equity Investment	64,096	(94,231)	—	30,135	—

Total Costs and Expenses	64,096	182,245	2,478,909	30,135	2,755,385
(Loss) Income Before (Benefit) Provision for Income Taxes	(64,096)	(181,951)	164,374	(30,135)	(111,808)
(Benefit) Provision for Income Taxes	—	(117,855)	70,143	—	(47,712)

Net (Loss) Income	$(64,096)	$(64,096)	$94,231	$(30,135)	$(64,096)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended October 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$898,663	$—	$898,663
Other Revenue	—	114	8,026	—	8,140

Total Revenue	—	114	906,689	—	906,803
COSTS AND EXPENSES:
Cost of Sales	—	—	540,807	—	540,807
Selling and Administrative Expenses	—	46,957	270,537	—	317,134
Restructuring and Separation Costs	—	(895)	1,326	—	431
Depreciation and Amortization	—	6,482	32,706	—	39,188
Other Income, Net	—	(1,268)	(629)	—	(1,897)
Interest Expense	—	34,293	519	—	34,812
Loss (Earnings) from Equity Investment	10,277	(31,361)	—	21,084	—

Total Costs and Expenses	10,277	53,848	845,266	21,084	930,475
(Loss) Income Before (Benefit) Provision for Income Taxes	(10,277)	(53,734)	61,423	(21,084)	(23,672)
(Benefit) Provision for Income Taxes	—	(43,457)	30,062	—	(13,395)

Net (Loss) Income	$(10,277)	$(10,277)	$31,361	$(21,084)	$(10,277)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Nine Months Ended October 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$861	$2,480,752	$—	$2,481,613
Other Revenue	—	373	21,552	—	21,925

Total Revenue	—	1,234	2,502,304	—	2,503,538
COSTS AND EXPENSES:
Cost of Sales	—	844	1,548,198	—	1,549,042
Selling and Administrative Expenses	—	121,108	714,817	—	835,925
Restructuring and Separation Costs	—	1,739	413	—	2,152
Depreciation and Amortization	—	13,456	95,739	—	109,195
Impairment Charges – Long-Lived Assets	—	—	510	—	510
Other Income, Net	—	(5,434)	(4,599)	—	(10,033)
Interest Expense	—	65,944	12,406	—	78,350
(Earnings) Loss from Equity Investment	38,061	(83,297)	—	45,236	—

Total Costs and Expenses	38,061	114,360	2,367,484	45,236	2,565,141
(Loss) Income Before Income Tax Expense (Benefit)	(38,061)	(113,126)	134,820	(45,236)	(61,603)
Income Taxes Expense (Benefit)	—	(75,065)	51,523	—	(23,542)

Net (Loss) Income	$(38,061)	$(38,061)	$83,297	$(45,236)	$(38,061)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended October 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$858,186	$—	$858,186
Other Revenue	—	140	7,710	—	7,850

Total Revenue	—	140	865,896	—	866,036
COSTS AND EXPENSES:
Cost of Sales	—	—	527,301	—	527,301
Selling and Administrative Expenses	—	34,835	250,783	—	285,618
Depreciation and Amortization	—	5,343	31,617	—	36,960
Impairment Charges – Long-Lived Assets	—	—	252	—	252
Other Income, Net	—	(1,366)	(2,224)	—	(3,590)
Interest Expense	—	21,043	3,885	—	24,928
(Earnings) Loss from Equity Investment	2,795	(32,730)	—	29,935	—

Total Costs and Expenses	2,795	27,125	811,614	29,935	871,469
(Loss) Income Before Income Tax Expense (Benefit)	(2,795)	(26,985)	54,282	(29,935)	(5,433)
Income Taxes Expense (Benefit)	—	(24,190)	21,552	—	(2,638)

Net (Loss) Income	$(2,795)	$(2,795)	$32,730	$(29,935)	$(2,795)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Nine Months Ended October 29, 2011
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$325,478	$(100,296)	$—	$225,182
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(36,588)	(79,658)	—	(116,246)
Proceeds Received from Sale of Fixed Assets	—	—	663	—	663
Lease Rights Acquired	—	—	(557)	—	(557)
Change in Restricted Cash and Cash Equivalents	—	(7000)	2,442	—	(4,558)
Investing Activity – Other	—	(1,064)	—	—	(1,064)

Net Cash Used in Investing Activities	—	(44,652)	(77,110)	—	(121,762)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	687,800	—	—	687,800
Proceeds from Long Term Debt – Notes Payable	—	450,000	—	—	450,000
Proceeds from Long Term Debt – Term Loan	—	991,158	—	—	991,158
Principal Payments on Long Term Debt – ABL Line of Credit	—	(698,300)	—	—	(698,300)
Principal Payments on Long Term Debt – Senior Discount Notes	—	—	(99,309)	—	(99,309)
Principal Payments on Long Term Debt – Senior Notes	—	(302,056)	—	—	(302,056)
Principal Payments on Long Term Debt	—	—	(622)	—	(622)
Principal Payments on Long Term Debt – Term Loan	—	(790,050)	—	—	(790,050)
Debt Issuance Cost	—	(29,255)	—	—	(29,255)
Stock Option Exercise and Related Tax Benefits	—	760	—	—	760
Intercompany Borrowings (Payments)	—	(287,345)	287,345	—	—
Payment of Dividends	(297,917)	(297,917)	—	297,917	(297,917)
Receipt of Dividends	297,917	—	—	(297,917)	—

Net Cash Used In Financing Activities	—	(275,205)	187,414	—	(87,791)
Increase in Cash and Cash Equivalents	—	5,621	10,008	—	15,629
Cash and Cash Equivalents at Beginning of Period	—	7,168	23,046	—	30,214

Cash and Cash Equivalents at End of Period	$—	$12,789	$33,054	$—	$45,843

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Nine Months Ended October 30, 2010
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$412,564	$(111,468)	$—	$301,096
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(29,367)	(73,880)	—	(103,247)
Proceeds Received from Sale of Fixed Assets	—	—	227	—	227
Lease Acquisition Costs	—	—	(422)	—	(422)
Redemption of Investment in Money Market Fund	—	—	240	—	240
Change in Restricted Cash and Cash Equivalents	—	(32,677)	—	—	(32,677)
Investing Activity – Other	—	40	—	—	40

Net Cash Used in Investing Activities	—	(62,004)	(73,835)	—	(135,839)
FINANCING ACTIVITIES
Proceeds from Long Term-Debt – ABL Line of Credit	—	25,400	—	—	25,400
Principal Payments on Long-Term Debt	—	—	(1,797)	—	(1,797)
Principal Payments on Long-Term Debt – ABL Line of Credit		(146,600)	—	—	(146,600)
Principal Payments on Long-Term Debt		(12,202)	—		(12,202)
Debt Issuance Cost		(934)	—	—	(934)
Intercompany Borrowings (Payments)	—	(215,847)	215,847	—	—
Payment of Dividends	(151)	(151)	—	151	(151)
Receipt of Dividends	151	—	—	(151)	—

Net Cash Used In Financing Activities	—	(350,334)	214,050	—	(136,284)
Increase in Cash and Cash Equivalents	—	226	28,747	—	28,973
Cash and Cash Equivalents at Beginning of Period	—	4,176	20,574	—	24,750

Cash and Cash Equivalents at End of Period	$—	$4,402	$49,321	$—	$53,723

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

Fiscal Year

We define the 2011 fiscal year (Fiscal 2011) and the 2010 fiscal year (Fiscal 2010) as the 52 week periods ending January 28, 2012 and January 29, 2011, respectively. The 35 week transition period beginning on May 31, 2009, the day following the end of our 2009 fiscal year, and ended on January 30, 2010 is defined as our Transition Period.

Overview

Three Month Period Ended October 29, 2011 Compared with the Three Month Period ended October 30, 2010

Consolidated net sales increased $40.5 million, or 4.7%, to $898.7 million for the three months ended October 29, 2011 from $858.2 million for the three months ended October 30, 2010. This increase was primarily attributable to a 1.5% increase in our comparative store sales as well as an increase in sales related to new stores and stores previously opened that are not included in our comparative store sales. We believe the comparative store sales increase was due primarily to our improved merchandise content and customer experience initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2011” and “Results of Operations” for further explanation), partially offset by unseasonably warm weather.

Cost of sales increased $13.5 million, or 2.6%, during the three month period ended October 29, 2011 compared with the three month period ended October 30, 2010. The dollar increase in cost of sales was primarily driven by the overall increase in net sales, as described above. Cost of sales as a percentage of net sales improved to 60.2% during the three months ended October 29, 2011 compared with 61.4% during the three months ended October 30, 2010. The improvement in cost of sales as a percentage of net sales was a function of improved inventory management which resulted in lower comparative store inventories, faster comparative store turnover and reduced markdown expense compared with the prior year.

Total selling and administrative expenses increased $31.5 million, or 11.0%, during the three months ended October 29, 2011 compared with the three months ended October 30, 2010, primarily driven by incremental investments in store operations focused on continuing to improve the customer shopping experience. We also made incremental investments in our supply chain designed to support our opportunistic buying model and we continue to invest in strengthening our merchant, field management and support teams (refer to section below entitled “Results of Operations” for further explanation). Also contributing to the increase was the impact of new stores and stores that were not operating for the full three months ended October 30, 2010 which did operate for the full three months ended October 29, 2011. Selling and administrative expenses as a percentage of sales increased during the three months ended October 29, 2011 from 33.3% during the three months ended October 30, 2010 to 35.3% during the three months ended October 29, 2011. This increase was primarily driven by the incremental investments in store operations, supply chain and support teams as discussed above.

We recorded a net loss of $10.3 million for the three month period ended October 29, 2011 compared with a net loss of $2.8 million for the three month period ended October 30, 2010. The increase in our net loss position was primarily driven by the incremental investments in selling and administrative expenses, as noted above, and increased interest expense primarily driven by our debt refinancing in February 2011. These increases were partially offset by increased gross margin.

Nine Month Period Ended October 29, 2011 Compared with the Nine Month Period ended October 30, 2010

Consolidated net sales increased $139.5 million, or 5.6%, to $2,621.1 million for the nine months ended October 29, 2011 from $2,481.6 million for the nine months ended October 30, 2010. This increase was primarily attributable to an increase in sales related to stores previously opened that are not included in our comparative store sales, a 1.9% increase in our comparative store sales, and net sales related to new stores. We believe the comparative store sales increase was due primarily to our improved merchandise content and customer experience initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2011” and “Results of Operations” for further explanation), partially offset by unseasonably warm weather.

Cost of sales increased $76.1 million, or 4.9%, during the nine month period ended October 29, 2011 compared with the nine month period ended October 30, 2010. The dollar increase in cost of sales was primarily driven by the overall increase in net sales, as described above. Cost of sales as a percentage of net sales during the nine months ended October 29, 2011 improved to 62.0% from 62.4% for the nine months ended October 30, 2010. The improvement in cost of sales as a percentage of net sales was due to fewer markdowns taken partially offset by lower initial margins.

Total selling and administrative expenses increased $46.7 million or 5.6%, during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010, primarily related to new stores. At October 29, 2011, we operated 472 stores compared with 459 stores at October 30, 2010. Selling and administrative expenses as a percentage of sales during the nine months ended October 29, 2011 remained in line with the nine months ended October 30, 2010 at 33.7% (refer to the section below entitled “Results of Operations” for further explanation).

We recorded a net loss of $64.1 million for the nine month period ended October 29, 2011 compared with a net loss of $38.1 million for the nine month period ended October 30, 2010. The change in our results during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 was primarily attributable to costs incurred related to our debt refinancing in February 2011 including a $37.8 million loss on extinguishment of debt and an increase in interest expense that occurred during the nine months ended October 29, 2011, as discussed in detail below under the caption “Long Term Borrowings, Lines of Credit and Capital Lease Obligations.”

Debt Refinancing and Dividend

During the nine months ended October 29, 2011, we completed the refinancing of our $900 million Senior Secured Term Loan Facility (Previous Term Loan Facility), 11.1% Senior Notes (Previous Senior Notes), and 14.5% Senior Discount Notes (Previous Senior Discount Notes). As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were repurchased. In addition, BCFWC completed the sale of $450 million aggregate principal amount of 10% Senior Notes due 2019 (the Notes) at an issue price of 100%. Additionally, the Previous Term Loan with a carrying value of $777.6 million as of February 24, 2011 was replaced with a $1.0 billion senior secured term loan facility (New Term Loan Facility). Borrowings on the ABL Line of Credit related to the transaction were $101.6 million. In connection with the offering of the Notes and the refinancing of the Previous Term Loan Facility, a cash dividend of $300.0 million in the aggregate was declared to the equity holders of Burlington Coat Factory Holdings, Inc. (Parent) on a pro rata basis. In addition, on September 2, 2011, we completed an amendment and restatement of the credit agreement governing our $600 million ABL Line of Credit. Refer to the section below entitled “Liquidity and Capital Resources” for further details.

In connection with the issuance of the Notes, on February 24, 2011, BCFW entered into a registration rights agreement relating to the Notes, pursuant to which BCFW agreed to use its reasonable best efforts to file, and did initially file on July 15, 2011, a registration statement with the SEC (as amended, the “Exchange Offer Registration Statement”), enabling holders to exchange the Notes for registered notes with terms substantially identical in all material respects to the Notes, except the exchange notes would be freely tradable. BCFW and the guarantors under the Indenture also agreed to use reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act no later than 365 days after the initial issuance of the Notes. On October 19, 2011, the Exchange Offer Registration Statement was declared effective by the SEC, and we completed the exchange offer on December 2, 2011.

Current Conditions

Store Openings, Closings, and Relocations.

During the nine months ended October 29, 2011, we opened 14 Burlington Coat Factory Warehouse Stores (BCF Stores) and closed three stores. Among the closed stores were an MJM store and a Super Baby Depot which were in the same shopping center as an existing BCF store. The existing BCF store was expanded and remodeled to absorb the MJM and Super Baby Depot businesses. As of October 29, 2011, we operated 472 stores under the names “Burlington Coat Factory Warehouse” (456 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (13 stores) and “Super Baby Depot” (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We currently plan to open six new stores during the remainder of Fiscal 2011.

Ongoing Initiatives for Fiscal 2011

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparative store sales trends, total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Offering a Leading Selection of Branded Apparel at Every Day Low Prices (EDLP): We offer product assortments that are broad and shallow to provide our customers with a wider selection and variety of branded products and categories than that of our off-price competitors . Our selection of youth apparel, including special occasion clothing, as well as our baby clothing, furniture and care items are key offering differentiators from department stores’ selections. In contrast to merchandise at department and specialty stores, our merchandise is offered at EDLP, allowing customers to obtain the best value at our stores without waiting for sales or promotions. We focus on delivering exceptional values that fit within a good, better and best pricing strategy.

II.	Transition our Open to Buy Model and Improve Merchandising: Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, improves our receipt-to-reduction ratio and enables more flexibility for buying “wear-now” products. Our receipt-to-reduction ratio matches forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis. From Fiscal 2006 to Fiscal 2009, the majority of our purchasing was pre-season with the balance in-season and opportunistic. With our current model, we have moved towards purchasing less pre-season, with the majority in-season and opportunistically. Less pre-season purchasing allows BCF to buy more in-season product to capitalize on strong performing categories and businesses as well as to take full advantage of the current levels of highly desirable opportunistic product in the marketplace. We are also able to better appeal to our core female customer by improving product freshness and broadening brand assortments..

III.	Refining Our Store Experience Through the Eyes of the Customer: We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We will continue to streamline processes to create opportunities for fast and effective customer interactions. Our mission is to have stores that reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments. Through proper staffing flexibility we provide sales floor coverage during peak shopping hours to better serve the customer on the sales floor and at the check-out.

We plan to continue execution of this initiative throughout the remainder of Fiscal 2011 by:

a)	Continuing with our in-store customer satisfaction program that measures 13 different aspects of customer satisfaction. Examples include: friendliness of associates, interior cleanliness and selection of merchandise.

b)	Continuing the implementation of a store refresh program with respect to stores that we have identified as having certain needs such as new flooring, painting, fitting room improvements and various other improvements. We expect to continue an aggressive refresh program going forward.

c)	Completing the implementation of upgraded lighting retrofits in our stores which will make them more energy efficient and easier for customers to navigate. During the three months ended October 29, 2011, we completed the lighting retrofit program for Fiscal 2011.

d)	Completing a plan to restructure our stores’ management hierarchy during Fiscal 2011 by adding additional territorial and regional oversight to provide more consistency in execution and other workflow efficiencies at the store level and to provide greater role clarity for our management team.

IV.	Deliver Consistent Merchandise Gross Margin: We continue to focus on having stable merchandise gross margin as a percentage of net sales.

We plan to continue execution of this initiative by:

a)	Implementing new software applications which will provide for enhanced functionality and improved analytics including the allocation of goods and markdown optimization, as well as providing more efficient planning and forecasting tools. The foundation of these systems and the new planning tools were completed during Fiscal 2011. The enhanced functionality and improved analytics around allocation of goods and markdown optimization are planned to be fully implemented during Fiscal 2012.

b)	Continuing to manage our inventory receipt to reduction ratio. By matching receipt dollars to sales and markdown dollars we believe we will continue to maintain liquidity and will be able to take advantage of in season buying opportunities and to capitalize on those businesses that are trending well.

c)	Continuing to ensure adequate open to buy and buying more opportunistically in season. By staying liquid, we believe we will put ourselves in a position to be able to take advantage of opportunistic in-season buys that will maximize our sales.

d)	Continuing to improve the amount of current inventory as a percentage of our total inventory. By having more current inventory in our merchandise mix, we believe we will be afforded more pricing flexibility to provide additional value to our customers without reducing our overall merchandise margins.

e)	Reducing our shrink as a percentage of net sales. We have added additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without negatively impacting the store experience. We expect improved results to occur over time, becoming apparent in Fiscal 2012.

V.	The Continued Improvement of Operating Efficiencies:

a)	Improve store efficiencies. We have implemented an automated workforce scheduling system in our stores which was rolled out in Fiscal 2011. We believe this new system will provide numerous efficiencies, without sacrificing our ability to serve our customers, including, but not limited to, better forecasting of volume and workload, improved allocation of manpower to meet customer demand, and support of our store experience and service initiatives.

b)	Supply chain efficiencies. We continue to work on several initiatives to improve supply chain efficiencies and service levels. We recently completed incremental investments in our distribution centers to handle increased volume with greater flexibility. We are also reconfiguring our buildings to better support our off price model to enable our merchants to take advantage of more closeout opportunities. Additionally, we continue to refine our performance management program designed to drive productivity improvements within the four walls of our distribution centers.

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

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparative store sales varies across the retail industry. As a result, our definition of comparative store sales may differ from other retailers. We define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three and nine months ended October 29, 2011, we experienced increases in comparative store sales of 1.5% and 1.9%, respectively, compared with the three and nine months ended October 30, 2010.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales (exclusive of depreciation and amortization). Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the nine months ended October 29, 2011 increased to 38.0% compared with 37.6% during the nine months ended October 30, 2010 as a result of improved inventory management which resulted in lower comparative store inventories, faster comparative store turnovers and reduced markdown expense compared with the prior year.

Inventory Levels. Inventory at October 29, 2011 was $945.7 million compared with $644.2 million at January 29, 2011. The increase of $301.5 million was the result of the seasonality of our business, as inventory is typically at its lowest levels in January, after the holiday selling season.

Inventory at October 29, 2011 increased $53.5 million from $892.2 million at October 30, 2010 to $945.7 million at October 29, 2011. This increase was a result of the opening of 13 net new stores since October 30, 2010 and an increase in the level of inventory purchased and held as a result of opportunistic buys as of October 29, 2011 compared with October 30, 2010. Average store inventory (inclusive of store and warehouse inventory) at October 29, 2011 increased 3.1% to $2.0 million per store compared with average store inventory of $1.9 million at October 30, 2010. Average inventory per comparative store decreased 3.2%.

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

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. Our annualized inventory turnover rate as of October 29, 2011 and October 30, 2010 was 2.8 turns per year for both periods.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We generated cash flow of $15.6 million during the nine months ended October 29, 2011 compared with generating cash flow of $29.0 million during the nine months ended October 30, 2010. This decrease was primarily driven by a smaller increase in accounts payable from January 29, 2011 to October 29, 2011 compared with the accounts payable increase from January 30, 2010 to October 30, 2010 related to our working capital management strategy at the end of each fiscal year. Based on the working capital management strategy we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels at the end of the first quarter of each fiscal year, this creates additional cash flow. The decrease during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 was driven by these accelerated payments during January of Fiscal 2010 compared with January of the Transition Period and the timing of payments during the nine month period ended October 29, 2011 compared with the nine month period ended October 30, 2010.

The reduction in cash flow provided by operating activities was partially offset by less cash used in investing and financing activities. The decrease in cash used in investing activities was primarily driven by a smaller increase in restricted cash and cash equivalents during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 as a result of the establishment of collateral for self-insurance in lieu of a letter of credit for certain insurance contracts during the nine months ended October 30, 2010 which required an increase in restricted cash during that period that was not repeated during the nine months ended October 29, 2011. The decrease in cash used in financing activities was primarily driven by increased borrowings on our ABL related to inventory purchases in preparation for the holiday selling season. Cash and cash equivalents increased $15.6 million from January 29, 2011 to $45.8 million at October 29, 2011 (discussed in more detail under the caption below entitled “Liquidity and Capital Resources”).

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at October 29, 2011 was $256.8 million compared with $386.2 million at

January 29, 2011. The decrease in working capital from January 29, 2011 was primarily attributable to an increase in accounts payable related to our year end working capital management strategy and the timing of payments during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010.

Working capital at October 29, 2011 increased $96.1 million from $160.7 million at October 30, 2010 to $256.8 million. The increase in working capital was primarily attributable to increased inventory levels, as a result of 13 net new stores and increased pack and hold, and a decrease in accounts payable related to the timing of payments.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 11.1% and 10.8% during the three and nine months ended October 29, 2011 compared with 10.8% and 10.9% during the three and nine months ended October 30, 2010, respectively.

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the three and nine month periods ended October 29, 2011 and October 30, 2010.

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.9	0.9	0.9	0.9

Total Revenue	100.9	100.9	100.9	100.9
Cost of Sales	62.0	62.4	60.2	61.4
Selling and Administrative Expenses	33.7	33.7	35.3	33.3
Restructuring and Separation Costs	0.2	0.1	—	—
Depreciation and Amortization	4.3	4.4	4.3	4.3
Impairment Charges – Long-Lived Assets	—	—	—	—
Other (Income) Expense, Net	(0.3)	(0.4)	(0.2)	(0.4)
Loss on Extinguishment of Debt	1.5	—	—	—
Interest Expense	3.8	3.2	3.9	2.9

Total Expense	105.2	103.4	103.5	101.5

Loss before Income Tax Benefit	(4.3)	(2.5)	(2.6)	(0.6)
Income Tax Benefit	(1.8)	(1.0)	(1.5)	(0.3)

Net Loss	(2.5)%	(1.5)%	(1.1)%	(0.3)%

Three Month Period Ended October 29, 2011 compared with the Three Month Period Ended October 30, 2010

Net Sales

We experienced an increase in net sales for the three months ended October 29, 2011 compared with the three months ended October 30, 2010. Consolidated net sales increased $40.5 million, or 4.7%, to $898.7 million for the three months ended October 29, 2011 from $858.2 million for the three months ended October 30, 2010. This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $21.4 million related to 9 new stores open during the three months ended October 29, 2011 that were not open during the three months ended October 30, 2010

•	an increase in comparative store sales of $12.5 million, or 1.5%, to $871.5 million, and

•	an increase in net sales of $11.7 million from stores previously opened that were not included in our comparative store sales; partially offset by

•	a decrease in net sales of $5.1 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparative store sales increase was due primarily to our improved merchandise content and customer experience initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2011,” partially offset by unseasonably warm temperatures in September and October.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) for the three month period ended October 29, 2011 was $8.1 million compared with other revenue of $7.9 million for the three month period ended October 30, 2010. The increase in other revenue during the three months ended October 29, 2011 compared with the three months ended October 30, 2010 was primarily related to an increase in rental income from leased departments as a result of increased sales in our leased departments.

Cost of Sales

Cost of sales increased $13.5 million, or 2.6%, during the three month period ended October 29, 2011 compared with the three month period ended October 30, 2010. The dollar increase in cost of sales was primarily related to the increase in net sales as described above. Cost of sales as a percentage of net sales improved to 60.2% during the three months ended October 29, 2011 compared with 61.4% during the three months ended October 30, 2010. The improvement in cost of sales as a percentage of net sales during the three months ended October 29, 2011 compared with the three months ended October 30, 2010 was primarily a function of improved inventory management which resulted in lower comparative store inventories, faster comparative store turnovers and reduced markdowns compared with the prior year.

Selling and Administrative Expenses

Selling and administrative expenses increased $31.5 million, or 11.0%, for the three month period ended October 29, 2011 compared with the three month period ended October 30, 2010. Selling and administrative expenses increased to 35.3% of net sales for the three month period ended October 29, 2011 compared with 33.3% of net sales for the three month period ended October 30, 2010. This increase was primarily driven by incremental investments in store operations focused on continuing to improve the customer shopping experience. We also made incremental investments in our supply chain designed to support our opportunistic buying model and we continue to invest in strengthening our merchant, field management and support teams. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	October 29, 2011	October 30, 2010	$ Variance	% Change
Payroll and Payroll Related	$140,845	$126,216	$14,629	11.6%
Other	39,043	30,718	8,325	27.1
Occupancy	103,026	97,047	5,979	6.2
Advertising	22,666	21,134	1,532	7.2
Benefit Costs	4,711	3,304	1,407	42.6
Business Insurance	6,843	7,199	(356)	(4.9)

Selling & Administrative Expenses	$317,134	$285,618	$31,516	11.0%

The increase in payroll and payroll related expense of $14.6 million during the three months ended October 29, 2011 compared with the three months ended October 30, 2010 was primarily related to a $7.9 million increase related to additional investments in store payroll aimed at improving our customers’ shopping experience. Also contributing to the increase in payroll and payroll related expense was a $3.5 million increase in stock compensation expense primarily related to an adjustment to our forfeiture rate and a $2.6 million increase in payroll and payroll related expense as a result of opening 13 net new stores as well as stores that were operating for the full three months ended October 29, 2011 that were not operating for the full three months ended October 30, 2010.

Other selling and administrative expenses increased $8.3 million for the three months ended October 29, 2011 compared with the three months ended October 30, 2010. The increase was primarily related to a $2.8 million increase in our litigation settlement expense as a result of the reversal of an accrual in our legal reserve during the three months ended October 30, 2010, a $2.5 million increase in temporary help primarily as a result of our incremental investments in our supply chain designed to support our opportunistic buying model, a $1.6 million increase in travel and training expenses and a $0.9 million increase in supplies.

The increase in occupancy related costs of $6.0 million during the three months ended October 29, 2011 compared with the three months ended October 30, 2010 was primarily related to increases in new stores and stores that operated for the full three month period ended October 29, 2011 that were not operating for the full three months ended October 30, 2010 of $2.7 million, an increase in rent expense of $2.1 million, which was a function of our straight line rent expense and an increase in maintenance expense of $0.7 million.

The increase in advertising expense of $1.5 million during the three months ended October 29, 2011 compared with the three months ended October 30, 2010 was due to a planned incremental investment in marketing during the three months ended October 29, 2011 compared with the three months ended October 30, 2010 in an effort to continue to build on the sales momentum that was generated during the first half of Fiscal 2011.

The increase in benefit costs of $1.4 million is primarily related to increased health insurance claims during the three months ended October 29, 2011 as well as increased participation in the health insurance plan at October 29, 2011 compared with October 30, 2010.

Restructuring and Separation Costs

Restructuring and separation costs totaled $0.4 million during the three months ended October 29, 2011 compared with no restructuring and separation costs during the three months ended October 30, 2010. During Fiscal 2011, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of this reorganization, we incurred a charge of $0.4 million during the three months ended October 29, 2011.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $39.2 million during the three month period ended October 29, 2011 compared with $37.0 million during the three month period ended October 30, 2010. This increase was primarily driven by an increase in depreciation expense related to 13 net new stores opened since October 30, 2010.

Impairment Charges – Long-Lived Assets

There were no impairment charges during the three months ended October 29, 2011, compared with $0.3 million incurred during the three month period ended October 30, 2010. The impairment charges for the prior year period were related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $1.7 million to $1.9 million for the three month period ended October 29, 2011 compared with the three month period ended October 30, 2010. This decrease was primarily related to insurance recoveries received during the three months ended October 30, 2010.

Interest Expense

Interest expense was $34.8 million for the three month period ended October 29, 2011 compared with $24.9 million for the three month period ended October 30, 2010. The $9.9 million increase in interest expense was primarily driven by higher average balances on our New Term Loan and our ABL Line of Credit and higher interest rates related to our New Term Loan, as a result of our refinancing transaction, resulting in a $11.3 million increase in interest expense, as well as a $2.3 million increase in the amortization of debt fees as a result of the refinancing of our ABL Line of Credit. These increases were partially offset by;

•	a decrease in other interest of $1.6 million of non-recurring interest charges related to a litigation reserve adjustment during the three months ended October 30, 2010 that did not repeat;

•	a decrease related to an adjustment of our interest rate cap agreements to fair value of $0.3 million; and

•	a decrease of interest expense related to our Notes of $0.9 million as a result of our refinancing transactions completed in February 2011.

Our average interest rates and average balances related to our Term Loans and our ABL Line of Credit, for the three months ended October 29, 2011 compared with the three months ended October 30, 2010 are summarized in the table below:

	Three Months Ended
	October 29, 2011	October 30, 2010
Average Interest Rate – ABL Line of Credit	2.6%	4.6%
Average Interest Rate – Term Loan (a)	6.4%	2.6%
Average Balance – ABL Line of Credit	$142.1 million	$1.7 million
Average Balance – Term Loan (a)	$987.5 million	$852.6 million

(a)	During the three months ended October 30, 2010 the Term Loan interest rate and average balance were related to the Previous Term Loan Facility. The Term Loan interest rate and average balance for the three months ended October 29, 2011 were related to the New Term Loan facility

Income Tax Benefit

Income tax benefit was $13.4 million for the three month period ended October 29, 2011. For the three months ended October 30, 2010 we recorded income tax benefit of $2.6 million. The effective tax rates for the three month periods ended October 29, 2011 and October 30, 2010 were 56.6% and 48.6% respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis, subject to certain limitations due to the seasonality of our business. We used this methodology during the third quarter of Fiscal 2011, resulting in an annual estimated effective income tax rate of 39.8% (before discrete items) being our best estimate. The effective tax rate for the three months ended October 29, 2011 was impacted by discrete adjustments that increased the tax benefit by $0.3 million primarily related to tax positions that are considered effectively settled as the result of the finalization of an IRS audit, offset by federal income tax true-ups as well as state tax assessments. The effective tax rate for the three months ended October 29, 2011 is attributable to the tax benefit computed for the year to date period less the tax benefit recognized through the prior quarter year to date period and was impacted by the application of the higher estimated annual effective tax rate to the current year to date loss compared to the smaller loss for the three months ended October 29, 2011.

Our best estimate of the projected annual effective income tax rate for the three month period ended October 30, 2010 was 34.1% (before discrete items). The effective tax rate for the three month period ended October 30, 2010 was impacted by two discrete adjustments that increased tax expense by $0.7 million primarily related to an adjustment of deferred tax asset and liabilities and the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Net Loss

Net loss amounted to $10.3 million for the three months ended October 29, 2011 compared with a net loss of $2.8 million for the three months ended October 30, 2010. The increase in our net loss position of $7.5 million was primarily related to our incremental investments in selling and administrative expenses and increased interest expense primarily driven by higher interest rates related to our debt refinancing in February 2011 as well as an increase in our ABL borrowings related to increased inventory purchases.

Nine Month Period Ended October 29, 2011 compared with Nine Month Period Ended October 30, 2010

Net Sales

We experienced an increase in net sales for the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010. Consolidated net sales increased $139.5 million, or 5.6%, to $2,621.1 million for the nine months ended October 29, 2011 from $2,481.6 million for the nine months ended October 30, 2010. This increase was primarily attributable to a combination of the following:

•	an increase in net sales of $70.2 million from stores previously opened that were not included in our comparative store sales,

•	an increase in comparative store sales of $45.7 million, or 1.9%, to $2,503.1 million, and

•	an increase in net sales of $42.5 million related to 14 new stores opened during the nine months ended October 29, 2011; partially offset by

•	a decrease in net sales of $18.9 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparative store sales increase was due primarily to our improved merchandise content and customer experience initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2011,” partially offset by unseasonably warm weather in September and October.

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $22.5 million for the nine month period ended October 29, 2011 compared with $21.9 million for the nine month period ended October 30, 2010, primarily driven by an increase in rental income from leased departments as a result of increased sales in our leased departments.

Cost of Sales

Cost of sales increased $76.1 million, or 4.9%, during the nine month period ended October 29, 2011 compared with the nine month period ended October 30, 2010. The dollar increase in cost of sales was primarily related to the increase in net sales during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010, as discussed above, under the caption entitled “Overview.” Cost of sales as a percentage of net sales during the nine months ended October 29, 2011 improved to 62.0% from 62.4% for the nine months ended October 30, 2010. The improvement in cost of sales as a percentage of net sales was primarily related to less markdown expense, partially offset by planned lower initial margins.

Selling and Administrative Expenses

Selling and administrative expenses increased $46.7 million, or 5.6%, for the nine month period ended October 29, 2011 compared with the nine month period ended October 30, 2010. Selling and administrative expenses as a percentage of net sales remained constant during the nine month periods ended October 29, 2011 and October 30, 2010 at 33.7%. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Nine Months Ended
	October 29, 2011	October 30, 2010	$ Variance	% Change
Payroll and Payroll Related	$403,896	$378,541	$25,355	6.7%
Occupancy	291,874	280,191	11,683	4.2
Advertising	50,634	45,464	5,170	11.4
Other	102,067	98,072	3,995	4.1
Benefit Costs	13,900	12,201	1,699	13.9
Business Insurance	20,297	21,456	(1,159)	(5.4)

Selling & Administrative Expenses	$882,668	835,925	$46,743	5.6%

The increase in payroll and payroll related expense of $25.4 million during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 was primarily related to the addition of 13 net new stores as well as stores that were operating for the full nine months ended October 29, 2011 that were not operating for the full nine months ended October 30, 2010. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $16.4 million. Also contributing to the increase in payroll and payroll related expense was an increase in comparative store payroll of $3.8 million primarily related to additional investments in store payroll aimed at improving our customers’ shopping experience, a $3.6 million increase in stock compensation expense related to an adjustment to our forfeiture rate, and an increase in relocation expense of $3.2 million as a result of our expanded recruiting efforts to bring in high quality candidates.

The increase in occupancy related costs of $11.7 million during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 was primarily related to increases in new stores and stores that operated for the full nine month period ended October 29, 2011 that were not operating for the full nine months ended October 30, 2010 of $13.2 million. We also experienced increases in rent expense of $1.3 million primarily due to our straight line rent expense and an increase of $1.5 million in maintenance expense primarily related to increased investment in general repairs and janitorial services in line with our ongoing initiatives to refine our customers’ store experience. This increase was partially offset by a $2.8 million decrease in utilities primarily attributed to savings created as a result of our lighting retrofit initiative as well as a $1.4 million decrease in real estate taxes due to credits received related to successful audit appeals in various states.

The increase in advertising expense of $5.2 million during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 was primarily related to increased national and spot television advertising during the historically strong Easter selling period as well as planned incremental marketing investment during our second and third quarters of Fiscal 2011 in an effort to continue to build on the sales momentum generated during the first half of Fiscal 2011.

The increase in other selling and administrative expenses of $4.0 million during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 was primarily related to a $2.9 million increase in temporary help related to our incremental investments in supply chain designed to support our opportunistic buying model, and a $2.3 million increase in travel and training expenses. These increases were partially offset by a $1.5 million charge related to miscellaneous tax charges that occurred during the nine months ended October 30, 2010 and was not repeated during the nine months ended October 29, 2011.

Restructuring and Separation Costs

Restructuring and separation costs totaled $5.6 million during the nine months ended October 29, 2011 compared with $2.2 million during the nine months ended October 30, 2010. During the nine months ended October 29, 2011, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of the reorganization, we incurred a charge of $5.6 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $113.2 million during the nine month period ended October 29, 2011 compared with $109.2 million during the nine month period ended October 30, 2010. This increase was primarily driven by increased depreciation expense related to 13 net new stores that were opened since October 30, 2010.

Impairment Charges – Long-Lived Assets

There were less than $0.1 million of impairment charges during the nine months ended October 29, 2011, compared with $0.5 million of impairment charges incurred during the nine month period ended October 30, 2010. The impairment charges during both periods were related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $3.0 million to $7.0 million for the nine month period ended October 29, 2011 compared with the nine month period ended October 30, 2010, primarily driven by fewer insurance claims recoveries during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010.

Loss on Extinguishment of Debt

As discussed in more detail in Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt,” on February 24, 2011 we completed the refinancing of our Previous Term Loan, Previous Senior Notes, and Previous Senior Discount Notes. As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, have been replaced with a $450.0 million aggregated principal amount of 10% Senior Notes due 2019 at an issue price of 100%. Additionally, the Previous Term Loan with a carrying value of $777.6 million at February 24, 2011 has been replaced with the New Term Loan Facility. Borrowings on the ABL Line of Credit related to the refinancing transactions were $101.6 million. In connection with the offering of the Notes and the refinancing of the Term Loan Facility, the Company declared a dividend of approximately $300.0 million, in the aggregate, on a pro rata basis to the equity holders of Parent.

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

Interest Expense

Interest expense was $98.0 million for the nine month period ended October 29, 2011 compared with $78.4 million for the nine month period ended October 30, 2010. The $19.6 million increase in interest expense was primarily driven by higher average balances and higher interest rates related to our New Term Loan and our ABL Line of Credit, as a result of our refinancing transaction, resulting in a $30.3 million increase in interest expense, partially offset by:

•	an adjustment of our interest rate cap agreements to fair value of 4.7 million;

•	a decrease in other interest of $3.6 million of non-recurring interest charges related to a litigation and tax settlement during the nine months ended October 30, 2010 that did not repeat;

•	a decrease of interest expense related to our Notes of $2.1 million related to our refinancing transaction.

Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, amounted to a loss of $2.4 million for the nine months ended October 29, 2011 compared with a loss of $7.1 million for the nine months ended October 30, 2010. These losses were primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements. This variance resulted in a year over year decrease in interest expense of $4.7 million.

Our average interest rates and average balances related to our Term Loans and our ABL Line of Credit, for the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 are summarized in the table below:

	Nine Months Ended
	October 29, 2011	October 30, 2010
Average Interest Rate – ABL Line of Credit	3.5%	3.0%
Average Interest Rate – Term Loan (a)	6.2%	2.6%
Average Balance – ABL Line of Credit	$82.3 million	$7.1 million
Average Balance – Term Loan (a)	$970.2 million	$856.3 million

(a)	During the nine months ended October 30, 2010 the Term Loan interest rate and average balance were related to the Previous Term Loan Facility. The Term Loan interest rate and average balance for the nine months ended October 29, 2011 were related to the New Term Loan facility.

Income Tax Benefit

Income tax benefit was $47.7 million for the nine month period ended October 29, 2011. For the nine months ended October 30, 2010 we recorded income tax benefit of $23.5 million. The effective tax rates for the nine month periods ended October 29, 2011 and October 30, 2010 were 42.7% and 38.2% respectively. The effective tax rate is higher in Fiscal 2011 primarily due to the impact of work opportunity tax credits relative to the change in forecasted pre-tax book income/(loss). In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis, subject to certain limitations due to the seasonality of our business. We used this methodology during the third quarter of Fiscal 2011, resulting in the annual effective income tax rate of 39.8% (before discrete items) being our best estimate. The effective tax rate for the nine months ended October 29, 2011 was impacted by discrete adjustments that increased the tax benefit by $3.2 million predominantly relating to state legislation enacted over the nine months and tax positions that are considered effectively settled as the result of the finalization of an IRS audit, as well as the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740, state tax assessments, and federal income tax true-ups.

Our best estimate of the projected annual effective income tax rate for the nine months ended October 30, 2010 was 37.4% (before discrete items). The effective tax rate for the nine months ended October 30, 2010 was impacted by discrete adjustments that increased tax benefit by $0.4 million related to the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740, prior year state income taxes true-up, and federal income tax true-ups.

Net Loss

Net loss amounted to $64.1 million for the nine months ended October 29, 2011 compared with a net loss of $38.1 million for the nine months ended October 30, 2010. The increase in our net loss position of $26.0 million was primarily driven by our debt refinancing in February 2011 which resulted in a $37.8 million loss on extinguishment of debt as well as increased interest expense. These charges were partially offset by our increased gross margin.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, the opening of new stores and the remodeling of existing stores. As of October 29, 2011, we had unused availability on our ABL Line of Credit of $401.3 million.

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

Our New Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. Specifically, the consolidated leverage ratio is our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, that may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 January 30, 2016 and thereafter. The consolidated interest coverage ratio is our consolidated interest expense to Adjusted EBITDA, as each term is defined in the credit agreement governing the New Term Loan, for the trailing twelve months most recently ended on or prior to such date, that must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.

Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our New Term Loan, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the benefit for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio and the consolidated interest coverage ratio. We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements. As of October 29, 2011, we were in compliance with all of our covenants under our New Term Loan Facility.

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

Adjusted EBITDA for the three months ended October 29, 2011 decreased $4.7 million, or 7.4%, to $58.5 million from $63.2 million during the three months ended October 30, 2010. The decrease in Adjusted EBITDA was primarily the result of our incremental investments in store operations focused on continuing to improve the customer shopping experience. We also made incremental investments in our supply chain designed to support our opportunistic buying model and we continue to invest in strengthening our merchant, field management and support teams.

Adjusted EBITDA for the nine months ended October 29, 2011 increased $12.7 million, or 8.5%, to $162.0 million from $149.3 million during the nine months ended October 30, 2010. The improvement in Adjusted EBITDA was primarily the result of our comparative store sales increase of 1.9% during the nine months ended October 29, 2011 as well as the improvement in our gross margin rate.

The following table shows our calculation of Adjusted EBITDA for the nine and three months ended October 29, 2011 compared with the nine and three months ended October 30, 2010:

	(in thousands)
	Nine Months Ended		Three Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(64,096)	$(38,061)	$(10,277)	$(2,795)
Interest Expense	97,976	78,350	34,812	24,928
Income Tax Benefit	(47,712)	(23,542)	(13,395)	(2,638)
Depreciation and Amortization	113,174	109,195	39,188	36,960
Impairment Charges – Long-Lived Assets	34	510	—	252
Interest Income	(37)	(297)	(37)	(105)
Non Cash Straight-Line Rent Expense (a)	7,915	8,363	3,080	3,639
Advisory Fees (b)	3,196	3,144	1,039	964
Stock Compensation Expense (c)	4,917	1,333	4,017	496
Amortization of Purchased Lease Rights (d)	670	640	232	217
Severance and Restructuring (e)	5,621	—	431	—
Franchise Taxes (f)	1,232	898	300	300
Insurance Reserve (g)	(2,349)	432	(3,024)	574
Advertising Expense Related to Barter (h)	3,162	1,310	1,558	428
Loss on Disposal of Fixed Assets (i)	1,022	263	577	6
Gain on Investments (j)	—	(240)	—	—
Change in Fiscal Year End Costs (k)	—	587	—	—
Refinancing Fees (l)	(473)	—	28	—
Loss on Extinguishment of Debt (m)	37,764	—	—	—
Litigation Reserves (n)	—	4,923	—	—

	(in thousands)
	Nine Months Ended		Three Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Transfer Tax (o)	(20)	1,536	—	—

Adjusted EBITDA	$161,996	$149,344	$58,529	$63,226

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	$161,996	$149,344	$58,529	$63,226
Interest Expense	(97,976)	(78,350)	(34,812)	(24,928)
Changes in Operating Assets and Liabilities	132,313	200,657	(50,331)	(22,301)
Other Items, Net	28,849	29,445	10,943	11,056

Net Cash Provided by (Used in) Operating Activities	$225,182	$301,096	$(15,671)	$27,053

Net Cash Used in Investing Activities	$(121,762)	$(135,839)	$(46,170)	$(52,968)

Net Cash (Used in) Provided by Financing Activities	$(87,791)	$(136,284)	$75, 876	$(1,408)

During Fiscal 2011, with approval from the administrative agents for the New Term Loan Facility and the ABL Line of Credit, we changed the components comprising Adjusted EBITDA such that specific charges associated with our debt refinancing transaction were added back to consolidated net loss when calculating Adjusted EBITDA. These changes, summarized in footnote (m) below, resulted in approximately $37.8 million in incremental Adjusted EBITDA for the nine month period ended October 29, 2011 and had no impact on the prior periods presented. We believe that this add-back provides a more accurate comparison to the comparative periods’ performance.

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(d)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line item, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(e)	Represents a severance and restructuring charge resulting from a reorganization of certain positions within our stores and corporate locations (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separations Costs” for further discussion), in accordance with the credit agreements governing the New Term Loan and ABL Line of Credit.

(f)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(g)	Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(h)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(i)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(j)	Represents the gain on our investment in the Reserve Primary Fund, related to a recovery in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(k)	Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the 35 weeks ended January 30, 2010. This change was approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(l)	Represents refinancing fees that reduce Adjusted EBITDA per the administrative agents for the New Term Loan Facility and the ABL Line of Credit.

(m)	Represents charges incurred in accordance with Topic No. 470, whereby we incurred a loss on the settlement of the old debt instruments as approved by the administrative agents for the New Term Loan Facility and the ABL Line of Credit.

(n)	Represents charges incurred in conjunction with a non-recurring litigation reserve as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.

(o)	Represents one-time transfer taxes incurred on certain leased properties as approved by the administrative agents for the New Term Loan Facility and the ABL Line of Credit.

Cash Flow for the Nine Months Ended October 29, 2011 Compared with the Nine Months Ended October 30, 2010

We generated $15.6 million of cash flow for the nine months ended October 29, 2011 compared with $29.0 million of cash flow for the nine months ended October 30, 2010. Net cash provided by operating activities amounted to $225.2 million for the nine months ended October 29, 2011. For the nine months ended October 30, 2010, net cash provided by operating activities amounted to $301.1 million. The decrease in net cash provided by operating activities was primarily the result of changes in the Company’s working capital. The biggest driver of the decrease relates to cash flow from changes in accounts payable. Cash flow from the change in accounts payable for the nine months ended October 29, 2011 decreased $83.9 million compared with the nine months ended October 30, 2010. This decrease was primarily driven by a smaller increase in accounts payable from January 29, 2011 to October 29, 2011 compared with the accounts payable increase from January 30, 2010 to October 30, 2010 related to our working capital management strategy at the end of each fiscal year. Based on the working capital management strategy, we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels this creates additional cash flow. The decrease in accounts payable that generates this item was primarily driven by the difference in the accelerated payments during January of Fiscal 2010 of $237.7 million compared with the payments made in January of the Transition Period of $274.8 million and the timing of payments during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010. The decrease in cash flow generated by the change in accounts payable was partially offset by a change in deferred rent incentives as we were able to collect cash related to incentives that were earned during Fiscal 2010.

Net cash used in investing activities decreased to $121.8 million for the nine months ended October 29, 2011 from $135.8 million for the nine months ended October 30, 2010. This decrease was primarily the result of a $32.7 million increase in restricted cash and cash equivalents during the nine months ended October 30, 2010 compared with only a $4.6 million increase during the nine months ended October 29, 2011. The increase in restricted cash during the nine months ended October 30, 2010 was due to the establishment of collateral for self-insurance in lieu of a letter of credit for certain insurance contracts. This increase was partially offset by a $13.0 million increase in cash paid for property and equipment during the nine months ended October 29, 2011 as compared with the nine months ended October 30, 2010.

Cash flow used in financing activities decreased $48.5 million during the nine months ended October 29, 2011 compared with the nine months ended October 30, 2010 primarily the result of increased borrowings on our ABL Line of Credit to support additional inventory purchases in preparation for the holiday selling season.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital at October 29, 2011 was $256.8 million compared with $386.2 million at January 29, 2011. The decrease in working capital was primarily the result of increased accounts payable as of October 29, 2011 compared with January 29, 2011 as a result of our working capital management strategy at the end of Fiscal 2010.

Operational Growth

During the nine months ended October 29, 2011, we opened 14 BCF stores, and closed three stores. Two of the closed stores were an MJM and a Super Baby Depot which were in the same shopping center as an existing BCF store. The existing BCF store was expanded and remodeled to absorb the MJM and Super Baby Depot businesses. As of October 29, 2011, we operated stores under the names “Burlington Coat Factory Warehouse” (456 stores), “MJM Designer Shoes” (13 stores), “Cohoes Fashions” (two stores) and “Super Baby Depot” (one store). We estimate that we will spend between $125 and $135 million, net of approximately $42 million of landlord allowances, in capital expenditures during Fiscal 2011, including approximately $68 million, net of the previously mentioned landlord allowances for store expenditures, and $17 million for information technology. We expect to use the remaining capital to support continued distribution facility enhancements and other initiatives. For the nine months ended October 29, 2011, capital expenditures, net of landlord allowances, amounted to $89.4 million.

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

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. In connection with the offering of the Notes and the refinancing of the Term Loan Facility, on February 24, 2011, a cash dividend of approximately $300.0 million, in the aggregate, was declared payable to the equity holders of Parent on a pro rata basis. The dividend was approved by the Parent’s Board of Directors in February 2011 and $297.9 million of the dividend declared was paid during the nine months ended October 29, 2011 and the remaining $2.1 million was recorded in “Current Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of October 29, 2011 and will be paid during Fiscal 2012. During the nine months ended October 30, 2010, we paid dividends of $0.2 million related to the repurchase of a portion of our stock from former employees under the terms of their respective separation agreements.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, with the exception of one immaterial non-guarantor subsidiary, have fully, jointly, severally, unconditionally, and irrevocably guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000 million New Term Loan Facility and the $450 million Notes due in 2019. As of October 29, 2011, we were in compliance with all of our debt covenants.

In connection with the issuance of the Notes, on February 24, 2011, BCFW entered into a registration rights agreement relating to the Notes, pursuant to which BCFWC agreed to use its reasonable best efforts to file, and did initially file on July 15, 2011, a registration statement with the SEC (as amended, the “Exchange Offer Registration Statement”), enabling holders to exchange the Notes for registered notes with terms substantially identical in all material respects to the Notes, except the exchange notes would be freely tradable. BCFW and the guarantors under the Indenture also agreed to use reasonable best efforts to cause the Exchange Offer Registration Statement to become effective under the Securities Act no later than 365 days after the initial issuance of the Notes.

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

Tender Offer and Redemption

In connection with the offering of the Notes, the application of proceeds there from and the early settlement of the cash tender offers of BCFW and us for any and all of the Previous Senior Notes and Previous Senior Discount Notes (together, the Previous Notes), respectively, on February 24, 2011, BCFW entered into a Second Supplemental Indenture, dated February 24, 2011 between BCFW, the guarantors signatory thereto and Wilmington Trust FSB, relating to an Indenture (as amended, supplemented or otherwise modified, the BCF Indenture), dated April 13, 2006, between BCFW, the guarantors signatory thereto and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), and us entered into a First Supplemental Indenture, dated February 24, 2011 (the First Supplemental Indenture), between us and Wilmington Trust FSB, relating to an Indenture, dated April 13, 2006 (as amended, supplemented or otherwise modified, the Holdings Indenture), between us and the Wilmington Trust FSB (as successor trustee to Wells Fargo Bank, N.A.), to eliminate substantially all of the restrictive covenants, certain affirmative covenants, certain events of default and substantially all of the restrictions on the ability of BCFW or us, as applicable, to merge, consolidate or sell all or substantially all of their properties or assets contained in each indenture and the related Previous Notes.

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

$1 Billion Senior Secured Term Loan Facility

In connection with the offering of the Notes (as discussed above), on February 24, 2011, BCFW refinanced the Previous Term Loan Facility with the proceeds of the New Term Loan Facility.

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

Like the Previous Term Loan Facility, the New Term Loan Facility is secured by (a) a perfected first priority lien on our real estate, favorable leases, and machinery and equipment and (b) a perfected second priority lien on the inventory and receivables of BCFW and the Term Loan Guarantors, in each case subject to various limitations and exceptions. The New Term Loan Facility requires BCFW to maintain a minimum consolidated interest coverage ratio and a maximum consolidated leverage ratio (each measured quarterly) and contains limitations on BCFW’s ability to, among other things, incur indebtedness and liens, make investments, capital expenditures and restricted payments, sell assets and prepay certain indebtedness. The New Term Loan Facility also requires BCFW to prepay the loans thereunder with a portion of its excess cash flow (commencing with the fiscal year ending January 28, 2012), the proceeds of certain indebtedness and, subject to certain re-investment rights, the proceeds of certain asset sales or certain casualty or other insured events. The New Term Loan Facility contains customary events of default including for failure to make payments under the New Term Loan Facility, materially incorrect representations, breaches of covenants (subject to a 30 day grace period after notice in the case of certain covenants), cross-default to other material indebtedness, material unstayed judgments, certain ERISA, bankruptcy and insolvency events, failure of guarantees or security to remain in full force and effect, change of control, certain uninsured losses to any material portion of the collateral, any undismissed felony indictment of any Term Loan Guarantors or BCFW or the imposition of orders or stays having a material adverse effect.

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

In addition, the New Term Loan Facility provides for an uncommitted incremental term loan facility of up to $150.0 million that is available subject to the satisfaction of certain conditions. The New Term Loan Facility has a nine year maturity, maturing at February 23, 2017, except that term loans made in connection with the incremental term loan facility or extended in connection with the extension mechanics of the New Term Loan Facility have the maturity dates set forth in the amendments applicable to such term loans.

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

The Company believes that the amended and restated credit agreement provides the liquidity and flexibility to meet its operating and capital requirements over the next five years, as well as improved pricing reflective of the Company’s continued improving performance and credit risk profile. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year. As a result of the amended and restated credit agreement, the Company capitalized $4.2 million in deferred debt charges that will be expensed over the life of the amended and restated credit agreement and has written off $4.7 million in deferred charges from the existing credit agreement.

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

Contingencies and Contractual Obligations

Legal

We establish reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which we are party from time to time in the ordinary course of business. The aggregate amount of such reserves was $3.9 million, $6.9 million and $6.9 million as of October 29, 2011, January 29, 2011 and October 30, 2010, respectively. We believe that potential liabilities in excess of those recorded will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

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

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Fiscal 2010 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations. As of October 29, 2011, we were committed to six new lease agreements for locations at which stores are expected to be opened during the remainder of Fiscal 2011. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $52.1 million, $204.5 million, $200.3 million, $173.6 million, and $657.6 million for the remainder of the fiscal year ended January 28, 2012, and the fiscal years ended February 2, 2013, February 1, 2014, January 31, 2015 and January 30, 2016 and all subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $40.5 million as of October 29, 2011 and October 30, 2010. We had available letter of credit of $401.3 million and $559.9 million as of October 29, 2011 and October 30, 2010, respectively. Among these arrangements as of October 29, 2011 and October 30, 2010, we had letters of credit in the amount of $30.7 million and $30.4 million, respectively, guaranteeing performance under various insurance contracts and utility agreements and we had outstanding letters of credit agreements in the amount of $9.8 million and $10.1 million at October 29, 2011 and October 30, 2010, respectively, related to certain merchandising agreements.

We had irrevocable letters of credit in the amount of $39.6 million as of January 29, 2011. Based on the terms of the credit agreement relating to the ABL Line of Credit, we had available letters of credit of $180.0 million as of January 29, 2011. Letters of credit outstanding as of January 29, 2011 amounted to $30.4 million, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements and outstanding letters of credit arrangements in the aggregate amount of $9.2 million at January 29, 2011, related to certain merchandising agreements.

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

Recent Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for the Company on the first day of the fiscal year ended February 2, 2013 (Fiscal 2012). The Company does not expect the pronouncement to have a material financial impact.

There were no other accounting standards issued during the nine months ended October 29, 2011 that are expected to have a material impact on the Company’s Condensed Consolidated Financial Statements.

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

At October 29, 2011, we had $474.2 million principal amount of fixed-rate debt and $1,136.8 million of floating-rate debt. Based on $1,136.8 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $11.4 million per year, resulting in $11.4 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at October 29, 2011	Additional Interest Expense Q4 2011	Additional Interest Expense Q1 2012	Additional Interest Expense Q2 2012	Additional Interest Expense Q3 2012
ABL Line of Credit	$158,100	$395	$395	$395	$395
New Term Loan	978,658	2,447	2,446	2,445	2,437

	$1,136,758	$2,842	$2,841	$2,840	$2,832

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rate, then our maximum interest rate exposure would be $11.2 million assuming constant borrowing levels of $900.0 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million. As of October 29, 2011, the borrowing rates related to our New Term Loan and our ABL Line of Credit were 6.3% and 2.7%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, October 29, 2011. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 29, 2011.

During the three months ended October 29, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Removed and Reserved.

Item 5. Other Information.

None.

Item 6. Exhibits.

10.1 (1)	Second Amended and Restated Credit Agreement, dated as of September 2, 2011, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Capital Finance, LLC and JPMorgan Chase Bank, N.A., as co-syndication agents, and Suntrust Bank and U.S. Bank, National Association, as co-documentation agents.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a - 14(a) or Rule 15d - 14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2011.

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

Date: December 13, 2011