Form 10-K
period 2012-01-28
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2012-04-20
CIK 718916, 1368775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

333-137916-110

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. *    Yes  ☐    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2012, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

Documents Incorporated By Reference

None

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 28, 2012

PART I

Item 1.	Business

Overview

Burlington Coat Factory Investments Holdings, Inc. (the Company or Holdings) owns Burlington Coat Factory Warehouse Corporation (BCFWC), which is a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, and as of January 28, 2012, we have expanded our store base to 477 stores in 44 states and Puerto Rico and diversified our product categories by offering an extensive selection of in-season better and moderate brands, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. We acquire a broad selection of desirable, first-quality, branded merchandise primarily from nationally-recognized manufacturers and other suppliers. For the fiscal year ended January 28, 2012, we generated total revenue of $3,887.5 million, net sales of $3,854.1 million, a net loss of $6.3 million, and Adjusted EBITDA (as defined later in this Form 10-K) of $350.0 million.

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

Change in Fiscal Year End

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 our Board of Directors approved a change in our fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31. This change commenced with the transition period beginning on May 31, 2009 and ending on January 30, 2010 (Transition Period). This Form 10-K is an annual report for the fiscal year ended January 28, 2012 (Fiscal 2011). The Company’s last three complete fiscal years prior to Fiscal 2011 ended on January 29, 2011 (Fiscal 2010), May 30, 2009 (Fiscal 2009), and May 31, 2008 (Fiscal 2008), and each of those years contained 52 weeks.

Debt Refinancing and Dividend

In the first quarter of Fiscal 2011, we completed the refinancing of our $900 million Senior Secured Term Loan (Previous Term Loan Facility), 11.1% Senior Notes (Previous Senior Notes), and 14.5% Senior Discount Notes (Previous Senior Discount Notes). As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were repurchased. These debt instruments were replaced when BCFWC completed the sale of $450 million aggregate principal amount of 10% Senior Notes due 2019 (Notes) at an issue price of 100%. The Previous Term Loan Facility with a carrying value of $777.6 million at February 24, 2011 was replaced with a $1,000.0 million senior secured term loan facility (New Term Loan Facility) under which we borrowed net proceeds of $990.0 million. Borrowings on our $600 million Available Business Line Senior Secured Revolving Facility (ABL Line of Credit) related to these refinancing transactions were $101.6 million. On September 2, 2011, we completed an amendment and restatement of the credit agreement governing the ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016.

BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), used the net proceeds from the offering of the Notes, together with borrowings under the New Term Loan Facility and the ABL Line of Credit, to (i) repurchase any and all of the outstanding Previous Senior Notes and Previous Senior Discount Notes, pursuant to cash tender offers commenced by BCFW and the Company on February 9, 2011, and to redeem any Previous Notes that remained outstanding after the completion of the cash tender offers, and pay related fees and expenses, including tender or redemption premiums and accrued interest on the Previous Notes, (ii) to repay the indebtedness under the Previous Term Loan Facility and (iii) to pay a special cash dividend of approximately $300.0 million in the aggregate to the equity holders of the Parent on a pro rata basis, and to pay related fees and expenses.

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

The Stores

As of January 28, 2012, we operated 477 stores under the names: “Burlington Coat Factory Warehouse” (461 stores), “MJM Designer Shoes” (13 stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store). Our store base is geographically diversified with stores located in 44 states and Puerto Rico. We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

Burlington Coat Factory Warehouse stores (BCF stores) offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, and family footwear, as well as baby furniture, accessories, home decor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. BCF’s broad selection provides a wide range of apparel, accessories and furnishing for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe BCF stores’ substantial selection of staple, destination products such as coats and products in our Baby Depot departments, as well as men’s and boys’ suits, attracts customers from beyond our local trade areas. These products drive incremental store-traffic and differentiate us from our competitors. Over 99% of our net sales are derived from our BCF stores.

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

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including items such as fragrances and jewelry (Leased Departments). During Fiscal 2011, our rental income from all such arrangements aggregated less than 1% of our total revenues. We do not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties.

We believe the size of our typical BCF store represents a competitive advantage. Most of our stores are approximately 80,000 square feet, occupying significantly more selling square footage than most off-price or specialty store competitors. Major landlords frequently seek us as a tenant because the appeal of our apparel merchandise profile attracts a desired customer base and because we can take on larger facilities than most of our competitors. In addition, we have built long-standing relationships with major shopping center developers. We continue to explore expansion opportunities both within our current market areas and in other regions.

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

Real Estate Strategy

As of January 28, 2012, we owned the land and/or buildings for 40 of our 477 stores. Generally, however, our policy has been to lease our stores with co-tenancy where we believe our stores will be most productive. Our large average store size (generally twice that of our off-price competitors) and ability to attract foot traffic enable us to secure lower rents. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

Our lease model generally provides for a ten year initial term with a number of five year options thereafter. Typically, our lease strategy includes landlord allowances for leasehold improvements and tenant fixtures. We believe our lease model keeps us competitive with other retailers for desirable locations.

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 477 stores as of January 28, 2012. Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings since the beginning of our fiscal year ended June 3, 2006.

Fiscal Years	2006	2007		2008	2009	35 weeks ended January 30, 2010	2010	2011
Stores (Beginning of Period)	362	368		379	397	433	442	460
Stores Opened	12	19		20	37	9	25	20
Stores Closed	(6)	(8)		(2)	(1)	0	(7)	(3)

Stores (End of Period)	368	379	*	397	433	442	460	477

*	Inclusive of three stores that closed because of hurricane damage, which reopened in 2007.

Distribution

We have two primary distribution centers that ship approximately 86% of merchandise units to our stores. The remaining 14% of merchandise units are drop shipped directly to our stores. The two distribution centers, located in Edgewater Park, New Jersey and San Bernardino, California, occupy an aggregate of 1,088,000 square feet and each includes processing and storage capacity. In addition to our two primary distribution facilities, we also operate distribution facilities in Burlington, New Jersey and Redlands, California. The Burlington, New Jersey facility is a 402,000 square foot facility being used for E-Commerce fulfillment, the processing and storage of goods received on hangers, and remote storage for our Edgewater Park, New Jersey distribution center. The product stored at this facility is processed and shipped through our Edgewater Park, New Jersey facility.

The Redlands, California facility, which we opened in August 2011, is a 295,000 square foot facility being used primarily as remote storage for our San Bernardino, California distribution center. The product stored at this facility is processed and shipped out of our San Bernardino, California distribution center.

Location	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Edgewater Park, New Jersey	2004	648,000	Owned

San Bernardino, California	2006	440,000	Leased

Burlington, New Jersey	1987*	402,000	Owned

Redlands, California	2011	295,000	Leased

*	Distribution activities in this warehouse ceased during the Transition Period. Our current use of this warehouse commenced in Fiscal 2011.

Customer Demographic

Our core customer is the 25–49 year-old woman. The core customer is educated, resides in mid- to large-sized metropolitan areas and has an annual household income of $35,000 to $65,000. This customer shops for herself, her family and her home. We appeal to value seeking and fashion conscious customers who are price-driven but enjoy the style and fit of high-quality, branded merchandise. These core customers are drawn to us not only by our value proposition, but also by our broad selection of styles, our brands and our highly appealing product selection for families.

Customer Service

We are committed to providing our customers with an enjoyable shopping experience and strive to make continuous efforts to improve customer service. In training our employees, our goal is to emphasize knowledgeable, friendly customer service and a sense of professional pride. We offer our customers special services to enhance the convenience of their shopping experience, such as professional tailors, a baby gift registry and layaways.

We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We have streamlined processes and will continue to strive to create opportunities for fast and effective customer interactions. Our stores must reflect clean, organized merchandise presentations that highlight the brands, value, and diversity of selection within our assortments.

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

Employees

As of January 28, 2012, we employed 28,729 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of January 28, 2012, employees at two of our stores were subject to collective bargaining agreements.

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

Merchandise Vendors

We purchase merchandise from many suppliers, each of which accounted for less than 3% of our net purchases during Fiscal 2011. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

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

Our growth will largely depend on our ability to successfully open and operate new stores. We intend to continue to open new stores in future years, while remodeling a portion of our existing store base annually. The success of this strategy is dependent upon, among other things, the current retail environment, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our ABL Line of Credit; however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if one or more of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease approximately 92% of our store locations. Most of our current leases expire at various dates after five or ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods. Our ability to renew any expiring lease or, if such lease cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will depend on many factors which are not within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords. If we are unable to renew existing leases or lease suitable alternative locations, or enter into leases for new stores on favorable terms, our growth and our profitability may be negatively impacted.

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

Our results may be adversely affected by fluctuations in energy prices

Increases in energy costs may result in an increase in our transportation costs for distribution, utility costs for our stores and costs to purchase our products from suppliers, as well as reducing the amount of disposable income available to customers and curtailing the use of automobiles and thereby reducing traffic to our stores. A sustained rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have an adverse effect on our performance.

General economic conditions and competition affect our business.

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

Retailing is highly competitive, and retailers are constantly adjusting their promotional activity and pricing strategies in response to changing conditions. In order to increase traffic and drive consumer spending in the economic environment of the past several years, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns. Moreover, one national mid-market department store chain has recently announced a new business strategy which entails offering branded goods on a larger scale and a departure from in-house brands, coupled with offering products at everyday, regular prices set at up to 40% below traditional department store prices and limited promotional activity. This will result in more competition for branded goods as well as more price competition. If we are unable to continue to meet changes in the competitive environment and to positively differentiate ourselves from our competitors, our results of operations could be adversely affected.

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

•	natural disasters and industrial accidents, which could have the effect of curtailing production and disrupting supplies;

•	increases in labor and production costs in goods-producing countries, which would result in an increase in our inventory costs;

•	the migration and development of manufacturers, which can affect where our products are or will be produced;

•	fluctuation in our suppliers’ local currency against the dollar, which may increase our cost of goods sold; and

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

During Fiscal 2011, central distribution services were extended to approximately 86% of our merchandise units through our distribution facilities. Our two primary distribution centers are currently located in Edgewater Park, New Jersey and San Bernardino, California. Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. If either of our current primary distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from suppliers via drop shipment, we would incur significantly higher costs and a reduced ability to control inventory levels during the time it takes for us to reopen or replace either of our primary distribution centers.

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

Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.

As part of our normal course of business we collect, process and retain sensitive and confidential information in accordance with industry standards. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could severely damage our reputation, expose us to litigation and liability risks, disrupt our operations and harm our business.

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

We rely on print and television advertising to increase consumer awareness of our product offerings and pricing to drive store traffic. In addition, we rely and will increasingly rely on other forms of media advertising, including, without limitation, social media and e-marketing. Our future growth and profitability will depend in large part upon the effectiveness and efficiency of our advertising and marketing programs. In order for our advertising and marketing programs to be successful, we must:

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

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of Internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of theses platforms and devices could adversely impact our reputation or subject us to fines or other penalties.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on such platforms and devices at any time and may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction.

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

As of March 31, 2012, funds associated with Bain Capital owned approximately 96.9% of the common stock of Burlington Coat Factory Holdings, Inc. (Parent), with the remainder held by existing and former members of management. Additionally, management held options to purchase 8.3% of the outstanding shares of Parent’s common stock as of January 28, 2012. Our controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition and impact our ability to make payments on our outstanding notes. In addition, funds associated with Bain Capital have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many major decisions regarding our operations.

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

As of January 28, 2012, our total indebtedness was $1,613.1 million, including $450.0 million of 10.0% senior notes due 2019, $949.1 million under our New Term Loan Facility, and $190.0 million under the ABL Line of Credit. Estimated cash required to make minimum debt service payments (including principal and interest) for these debt obligations amounts to $111.5 million for the fiscal year ending February 2, 2013, exclusive of minimum interest payments related to the ABL Line of Credit. The ABL Line of Credit agreement has no annual minimum principal payment requirements.

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is to some extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, including the notes, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the credit agreements governing our senior secured credit facilities and the indenture governing the notes, may restrict us from affecting any of these alternatives.

If we fail to make scheduled payments on our debt or otherwise fail to comply with our covenants, we would be in default and, as a result:

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

As of January 28, 2012, we operated 477 stores in 44 states throughout the U.S. and Puerto Rico. We own the land and/or building for 40 of our stores and lease the other 437 stores. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales.

We own three buildings in Burlington, New Jersey and approximately 47 acres of land on which we have constructed our 402,000 square foot corporate headquarters and distribution facility. In addition, we own approximately 50 acres of undeveloped land in Florence, New Jersey. We also own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and office facility of approximately 648,000 square feet. We lease a 440,000 square foot distribution facility in San Bernardino, California and a 295,000 square foot distribution facility in Redlands, California. We also lease approximately 35,000 square feet of office space in New York City.

The following table identifies the years in which store leases, existing at January 28, 2012, expire, (exclusive of distribution and corporate leased location), showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available. For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified. Historically, we have been able to renew a large number of our expiring leases each year.

Fiscal Years Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2012-2013	8	47
2014-2015	15	124
2016-2017	10	91
2018-2019	4	64
2020-2021	5	35
Thereafter to 2038	11	25

Total	53	386

Item 3.	Legal Proceedings

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material effect on our financial position, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established trading market currently exists for our common stock. As of March 31, 2012, Parent is the only holder of record of our common stock and 96.9% of Parent’s common stock is held by various Bain Capital funds. Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances. Dividends equal to $297.9 million were paid in accordance with our credit agreements during Fiscal 2011 in conjunction with the refinancing of our debt, as further described in Note 10 to our Consolidated Financial Statements, entitled “Long-Term Debt.” Dividends of $0.3 million, $0.2 million and $3.0 million were paid in accordance with our credit agreements during Fiscal 2010, the Transition Period and Fiscal 2009, respectively, to Parent in order to repurchase capital stock of the Parent.

Item 6.	Selected Financial Data

The following table presents selected historical Consolidated Statements of Operations and Comprehensive (Loss) Income, Balance Sheets and other data for the periods presented and should only be read in conjunction with our audited Consolidated Financial Statements (and the related notes thereto) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K. The historical financial data for Fiscal 2011, Fiscal 2010, the Transition Period, and the fiscal years ended May 30, 2009, May 31, 2008 and June 2, 2007 (Fiscal 2007) have been derived from our historical audited Consolidated Financial Statements.

	$0,000.0		$0,000.0		$0,000.0		$0,000.0		$0,000.0		$0,000.0
	(in millions)
	Twelve Months Ended 6/2/07		Twelve Months Ended 5/31/08		Twelve Months Ended 5/30/09		Transition Period from 5/31/09 to 1/30/10		Twelve Months Ended 1/29/2011		Twelve Months Ended 1/28/2012
Revenues	$3,441.6		$3,424.0		$3,571.4		$2,479.3		$3,701.1		$3,887.5

Net (Loss) Income	(47.2	)(1)	(49.0	)(1)	(191.6	)(1)	18.7	(1)	31.0	(1)	(6.3	)(2)

Total Comprehensive (Loss) Income	(47.2)		(49.0)		(191.6)		18.7		31.0		(6.3)

	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0	$0,000.0
	As of 6/2/07	As of 5/31/08	As of 5/30/09	As of 1/30/10	As of 1/29/11	As of 1/28/12
Balance Sheet Data

Total Assets	$3,036.5	$2,964.5	$2,533.4	$2,394.0	$2,458.0	$2,501.1

Working Capital	280.6	284.4	312.3	349.7	386.2	337.9

Long-Term Debt	1,456.3	1,480.2	1,438.8	1,399.2	1,358.0	1,605.5

Stockholder’s Equity (Deficit)	380.5	323.5	135.1	154.5	187.5	(110.9)

Notes:

(1)	Net (Loss) Income during Fiscal 2007, Fiscal 2008, Fiscal 2009, the Transition Period and Fiscal 2010 reflect impairment charges of $24.4 million, $25.3 million, $332.0 million, $46.8 million and $2.1 million, respectively. The impairment charges in Fiscal 2007, Fiscal 2008, the Transition Period and Fiscal 2010 relate entirely to our long-lived assets while the impairment charge in Fiscal 2009 relates to both our tradenames and our long-lived assets (refer to Note 6 entitled “Intangible Assets” and Note 8 entitled “Impairment of Long-Lived Assets” to our Consolidated Financial Statements for further discussion regarding our impairment charges).
(2)	Net Loss during Fiscal 2011 reflects charges related to the loss on extinguishment of debt of $37.8 million and impairment charges of $1.7 million. The loss on extinguishment of debt is related to the refinancing of our Previous Term Loan Facility, Previous Senior Notes, and Previous Senior Discount Notes (refer to Note 10 entitled “Long-Term Debt” to our Consolidated Financial Statements for further discussion). The impairment charges relate entirely to our long-lived assets (refer to Note 8 entitled “Impairment of Long-Lived Assets” to our Consolidated Financial Statements for further discussion regarding our impairment charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a nationally recognized retailer of high-quality, branded apparel at everyday low prices. We opened our first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, we have expanded our store base to 477 stores in 44 states and Puerto Rico, and diversified our product categories by offering an extensive selection of in-season, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We acquire a broad selection of desirable, first-quality, current-brand, labeled merchandise directly from nationally-recognized manufacturers and other suppliers.

As of January 28, 2012, we operated 477 stores under the names “Burlington Coat Factory Warehouse” (461 stores), “MJM Designer Shoes” (13 stores), “Cohoes Fashions” (two stores), and “Super Baby Depot” (one store) in 44 states and Puerto Rico. For Fiscal 2011, we generated total revenues of approximately $3,887.5 million.

Executive Summary

Overview of Fiscal 2011 Operating Results

We experienced an increase in net sales for Fiscal 2011 compared with Fiscal 2010. Consolidated net sales increased $184.5 million, or 5.0%, to $3,854.1 million for Fiscal 2011 from $3,669.6 million for Fiscal 2010. This increase was primarily attributable to an increase in net sales from new stores and previously opened stores in non comparative sales periods (non comparative stores) of $167.3 million. Comparative store sales increased 0.7% during the year. We believe that the comparative store sales increase was primarily due to our improved merchandise content and customer experience initiatives. The progress made from these initiatives continues to be positive even though many of our regions experienced unseasonably warm temperatures during the holiday selling period (refer to section below entitled “Performance for the Fiscal Year Ended January 28, 2012 Compared With the Fiscal Year Ended January 29, 2011” for further explanation).

Gross margin as a percentage of net sales increased slightly from 38.6% during Fiscal 2010 to 38.7% during Fiscal 2011. The improvement in gross margin as a percentage of net sales was due to improvements in shrinkage rates, and fewer markdowns, partially offset by increased initial markups.

Selling and administrative expenses as a percentage of net sales during Fiscal 2011 remained in line with Fiscal 2010 at 31.5% for both periods. Total selling and administrative expenses increased $58.7 million from $1,156.6 million during Fiscal 2010 to $1,215.3 million, during Fiscal 2011, which includes the opening of 17 net new stores during Fiscal 2011. The increase in selling and administrative expenses during Fiscal 2011 was primarily due to increases in payroll and payroll related and occupancy expenses due to new stores opened during the year and stores that were opened in the prior year, but did not operate for a full 12 months.

We recorded a net loss of $6.3 million for Fiscal 2011 compared with net income of $31.0 million for Fiscal 2010. The loss recorded during Fiscal 2011 was primarily driven by our debt refinancing in February 2011 which resulted in a $37.8 million loss on extinguishment of debt as well as increased interest expense.

Store Openings, Closings, and Relocations

During Fiscal 2011, we opened 20 new BCF stores and closed one BCF store, one MJM store and one Super Baby Depot. The MJM store and the Super Baby Depot were in the same shopping center as an existing BCF store, which was expanded and remodeled to absorb both businesses. As of January 28, 2012, we operated 477 stores under the names “Burlington Coat Factory Warehouse” (461 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (13 stores) and “Super Baby Depot” (one store).

We continue to pursue our growth plans and invest in capital projects that meet our required financial thresholds. During the fiscal year ending February 2, 2013 (Fiscal 2012), we plan to open between 17 and 25 new stores (exclusive of three relocations).

Ongoing Initiatives for Fiscal 2012

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparative store sales trends, total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Continuing to offer a Leading Selection of Branded Apparel at Every Day Low Prices (EDLP): We offer broad product assortments to provide our customers with a wider selection and variety of branded products and categories than that of our off-price competitors. Our selection of youth apparel, including special occasion clothing, as well as our baby clothing, furniture and care items are key offering differentiators from department stores’ selections. In contrast to merchandise at most department and specialty stores, our merchandise is offered at EDLP, allowing customers to obtain the best value at our stores without waiting for sales or promotions. We focus on delivering exceptional values that fit within a good, better and best pricing strategy.

II.	Continuing to Execute Our Open to Buy Model and Improve Merchandising: Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, improves our receipt-to-reduction ratio and enables more flexibility for buying “wear-now” products. Our receipt-to-reduction ratio matches forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis. Our buying model continues to be focused on purchasing less pre-season, with the majority in-season and opportunistically. Less pre-season purchasing allows us to buy more in-season product to capitalize on strong performing categories and businesses as well as to take full advantage of the current levels of highly desirable opportunistic product in the marketplace. We are also able to better appeal to our core female customer by improving product freshness and broadening brand assortments.

III.	Continuing to Improve Our Store Experience Through the Eyes of the Customer: We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We will continue to streamline processes to create opportunities for fast and effective customer interactions wherever possible. Our mission is to have stores that reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments.

We plan to continue execution of this initiative throughout Fiscal 2012 by:

a)	Continuing with our in-store customer satisfaction program that measures 13 different aspects of customer satisfaction. Examples include: friendliness of associates, interior cleanliness and selection of merchandise;

b)	Continuing the implementation of a store refresh program with respect to stores that we have identified as having certain needs such as new flooring, painting, fitting room improvements and various other improvements. We expect to continue an aggressive refresh program going forward;

c)	Continuing to train, develop and recognize our store employees so that they can continue to provide an outstanding customer experience. Our goal is to provide an outstanding customer experience to every customer in every store, every time they enter the store. We expect to accomplish this through enhanced training and education programs, the continuing evolution of our Manager on Duty program and our enhanced associate and store recognition programs. Through these, and other directives, we expect to keep our store managers and store associates focused on core behaviors that will enhance the customer experience and ultimately drive sales; and

d)	Continuing to improve our execution within the stores in order to get goods to the floor more quickly in a manner that makes it easier for the customer to find what they are looking for and to improve the efficiency at checkout. We plan to accomplish this through:

•	enhancing our store receiving procedures so we can get goods from the loading dock to the floor in a more timely manner;

•	enhancing our sizing initiatives to make it easier for customers to find the size of the goods they are looking for and

•

enhancing and expanding our queuing project in which customers check out through one line where the next available register checks out the next customer in the line, ultimately improving the speed at which customers can get through the checkout process as well as driving incremental sales related to impulse buys while customers are in the que.

IV.	Continuing to Focus on Improving our Customer Loyalty: We continue to focus on enhancing our relationship with our current customer base with the goal of increasing the frequency with which they shop our stores as well as the amount of merchandise they buy during those visits. We intend to accomplish this through:

a)	Continuing our improvement in the store experience, as previously described;

b)	Continuing to enhance the targeting of our message to our customers. We are developing more tactical ways to better communicate with our customers, both nationally and locally. By tightening the targeting of our message to our customer base and localizing it to the specific markets with which are stores are located, we believe we can capitalize on our advertising dollars and further drive sales.

V.	Continuing to Deliver Consistent Gross Margin: We continue to focus on having stable merchandise gross margin as a percentage of net sales.

We plan to continue execution of this initiative by:

a)	Continuing the implementation of new software applications which will provide for enhanced functionality during Fiscal 2012 and beyond including:

•	refined allocation of goods;

•	markdown optimization; and

•	more efficient planning and forecasting tools.

The foundation of these systems and the new planning tools were completed during Fiscal 2011. The enhanced functionality related to allocation of goods and markdown optimization are planned to be fully implemented during Fiscal 2012 and Fiscal 2013;

b)	Continuing to manage our inventory receipt to reduction ratio. By matching receipt dollars to sales and markdown dollars we believe we will continue to maintain liquidity and will be able to take advantage of in season buying opportunities and to capitalize on those businesses that are trending well;

c)	Continuing to ensure adequate open to buy and buying more opportunistically in season. By staying liquid, we believe we will put ourselves in a position to be able to take advantage of opportunistic in-season buys that will maximize our sales;

d)	Continuing to improve the amount of current inventory as a percentage of our total inventory. By having more current inventory in our merchandise mix, we believe we will be afforded more pricing flexibility to provide additional value to our customers without reducing our overall merchandise margins; and

e)	Reducing our shrink as a percentage of net sales. During Fiscal 2011 we added additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without negatively impacting the store experience. We expect to continue to see improved results from this initiative during Fiscal 2012.

VI.	Continuing to Improve Upon Operating Efficiencies:

a)	Improve store efficiencies. During Fiscal 2011, we implemented an automated workforce scheduling system in our stores. We believe this new system will provide numerous efficiencies without sacrificing our ability to serve our customers, including, but not limited to, better forecasting of volume and workload, improved allocation of manpower to meet customer demand, and support of our store experience and service initiatives.

b)	Supply chain efficiencies. We continue to work on several key initiatives to improve supply chain efficiencies and service levels. We will continue to make prudent investments within our distribution network to handle increased volume with greater flexibility. In turn, this should allow us to better support our off price model and enable our merchants to take advantage of more closeout opportunities.

Additionally, we will continue working towards minimizing costs and improving efficiencies with any expected savings being reinvested into the business. We plan to accomplish this primarily by increasing labor efficiency, strategically reducing our vendor direct to store shipments and reducing our outbound distribution expense through a variety of initiatives.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparative store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customer’s spending, there are uncertainties and challenges that we face as an off-price retailer of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

General Economic Conditions. Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A weakness in the U.S. economy, an uncertain economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations such as taxes, healthcare reform, and other areas. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., could lead to a decrease in spending by consumers.

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

The U.S retail industry continues to face increased pressure on margins as commodity prices increase and the overall challenging retail conditions have led consumers to be more value conscious. Despite a plentiful supply of goods in the market, which historically created downward pricing pressure for wholesale purchases, we expect to continue to see rising costs. Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers, which we expect to help offset the expected rising costs of goods.

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

We define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. The table below depicts our comparative store sales during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009.

Comparative Store Sales
Fiscal 2011	0.7%
Fiscal 2010	(0.2)%
Transition Period	(4.8)%
Fiscal 2009	(2.5)%

Various factors affect comparative store sales, including, but not limited to, current economic conditions, weather conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs. While any and all of these factors can impact comparative store sales, we believe that the increase in comparative store sales during Fiscal 2011 was primarily driven by our improved merchandise content and customer experience initiatives. The progress made from these initiatives was positive even though many of our regions experienced unseasonably warm temperatures during the holiday selling period. The decrease in comparative store sales during Fiscal 2010 was primarily driven by weather conditions. The decrease in comparative store sales during the Transition Period and Fiscal 2009 was primarily attributable to weakened consumer demand as a result of the overall challenging retail conditions.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the “Selling and Administrative Expenses” and “Depreciation and Amortization” line items in our Consolidated Statements of Operations and Comprehensive (Loss) Income. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, outbound freight from distribution centers and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales increased slightly from 38.6% during Fiscal 2010 to 38.7% during Fiscal 2011.

Inventory Levels. Inventory at January 28, 2012 increased $38.1 million to $682.3 million at January 28, 2012 from $644.2 million at January 29, 2011. This increase was the result of 17 net new stores opened during Fiscal 2011. Average store inventory (inclusive of stores and warehouse inventory) at January 28, 2012 increased approximately 2.1% to $1.4 million per store compared with average store inventory at January 29, 2011 primarily related to inventory purchased and held as a result of opportunistic buys. Average inventory per comparative store (exclusive of new and non comparative stores and warehouse inventories) decreased 7.4%. This decrease in average inventory per comparative store was the result of our ongoing merchandise and supply chain initiatives.

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

Receipt-to-Reduction Ratio. We continue to manage our merchandise flow based on a receipt-to-reduction ratio. By matching forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis, we believe we will create a more normalized receipt cadence to support sales which will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. The inventory turnover calculation is based on a rolling 13 month average of inventory and the last 12 months’ sales. Our annualized inventory turnover rate (inclusive of stores and warehouse inventory) was 2.8 turns per year at January 28, 2012 and January 29, 2011. Our annualized comparative store inventory turnover rate (exclusive of warehouse inventory) increased to 3.1 turns per year during Fiscal 2011 compared with 2.9 turns per year during Fiscal 2010.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We generated an increase in cash flow of $5.5 million during Fiscal 2011, increasing our cash and cash equivalents to $35.7 million as of January 28, 2012. This increase was primarily due to cash provided by operations as a result of the continued improvement of our core operations as well as our working capital management strategy. The cash provided by operations was partially offset by cash used in investing and financing activities. Cash used in investing activities was primarily related to capital expenditures as we continue to grow our store base and invest in capital projects in our distribution centers and corporate offices. Cash used in financing activities was primarily related to the payment of dividends during the year of $297.9 million, partially offset by the impact of our debt refinancing during the first quarter of Fiscal 2011.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at January 28, 2012 was $337.9 million compared with $386.2 million at January 29, 2011. The decrease in working capital from January 29, 2011 is primarily attributable to increased accounts payable balances at January 28, 2012, related to our working capital management strategy whereby we accelerated less payments in Fiscal 2011 than we did in Fiscal 2010, partially offset by increased inventory, as a result of an increase in inventory which was purchased and held as a result of opportunistic buys as well as new store inventory.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory store management, loss prevention and human resources, and does not include payroll charges for corporate and warehouse employees. Store payroll as a percentage of net sales was 10.1% and 10.3% during Fiscal 2011 and Fiscal 2010, respectively.

Results of Operations – Fiscal 2011 and Fiscal 2010

The following tables set forth certain items in our Consolidated Statements of Operations and Comprehensive (Loss) Income as a percentage of net sales for Fiscal 2011 and Fiscal 2010. Financial information for Fiscal 2011 and Fiscal 2010 was derived from audited financial statements.

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
REVENUES:
Net Sales	100.0%	100.0%
Other Revenue	0.9	0.9

Total Revenue	100.9	100.9

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	61.3	61.4
Selling and Administrative Expenses	31.5	31.5
Restructuring and Separation Costs	0.2	0.1
Depreciation and Amortization	4.0	4.0
Impairment Charges – Long-Lived Assets	0.1	0.1
Other Income, Net	(0.3)	(0.3)
Loss on Extinguishment of Debt	1.0	—
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	3.4	2.7

Total Costs and Expenses	101.2	99.5

(Loss) Income Before Income Tax Expense (Benefit)	(0.3)	1.4
Income Tax (Benefit) Expense	(0.1)	0.6

Net (Loss) Income	(0.2)%	0.8%

Performance for Fiscal Year (52 weeks) Ended January 28, 2012 Compared with Fiscal Year (52 weeks) Ended January 29, 2011

Net Sales

We experienced an increase in net sales for Fiscal 2011 compared with Fiscal 2010. Consolidated net sales increased $184.5 million, or 5.0%, to $3,854.1 million for Fiscal 2011 from $3,669.6 million for Fiscal 2010. This increase was primarily attributable to

•	an increase in net sales of $101.8 million related to 20 new stores opened during Fiscal 2011,

•	an increase in net sales of $65.5 million related to our non comparative stores,

•	a comparative store sales increase of $26.3 million, or 0.7%, to $3,623.7 million and

•	an increase in other sales, inclusive of barter sales of $13.1 million; partially offset by

•	a decrease in net sales of $22.2 million from three stores closed since January 30, 2011.

We believe that the comparative store sales increase was primarily due to our improved merchandise content and customer experience initiatives. We believe the progress made from these initiatives was partially offset by the unseasonably warm temperatures experienced in many of our regions during the fall and holiday selling period.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges, and miscellaneous revenue items) increased $1.9 million to $33.4 million for Fiscal 2011 compared with $31.5 million for Fiscal 2010. This increase was primarily related to an increase in rental income from leased departments of $1.7 million.

Cost of Sales

Cost of sales increased $111.1 million, or 4.9%, for Fiscal 2011 compared with Fiscal 2010. Cost of sales as a percentage of net sales improved slightly to 61.3% during Fiscal 2011 compared with 61.4% during Fiscal 2010. The dollar increase of $111.1 million in cost of sales between Fiscal 2011 and Fiscal 2010 was primarily related to the increase in our net sales during the same periods.

During Fiscal 2011 as compared with Fiscal 2010, we experienced a slight increase in gross margin as a percent of net sales to 38.7% from 38.6%. The improvement in our gross margin as a percent of net sales was primarily the result of improvements in shrinkage rates and fewer markdowns, partially offset by increased initial markups.

Selling and Administrative Expenses

Selling and administrative expenses increased $58.7 million, or 5.1%, to $1,215.3 million for Fiscal 2011 from $1,156.6 million for Fiscal 2010. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Fiscal Years Ended

	January 28, 2012	January 29, 2011	$ Variance	% Change
Payroll and Payroll Related	$554,823	$524,120	$30,703	5.9%
Occupancy	387,028	373,166	13,862	3.7
Advertising	77,595	70,422	7,173	10.2
Benefit Costs	19,844	15,326	4,518	29.5
Other	145,507	141,430	4,077	2.9
Business Insurance	30,504	32,149	(1,645)	(5.1)

Selling & Administrative Expenses	$1,215,301	$1,156,613	$58,688	5.1%

The increase in selling and administrative expense during Fiscal 2011 compared with Fiscal 2010 was primarily related to increases in payroll and payroll related costs and occupancy costs. The increase in payroll and payroll related costs of approximately $30.7 million was primarily related to the addition of 17 net new stores as well as stores that opened during Fiscal 2010 that did not operate for a full 52 weeks. Amounts related to these stores resulted in an increase in payroll and payroll related expenses of $20.8 million. Also contributing to the increase in payroll and payroll related costs were:

•	a $3.3 million increase in relocation expense as a result of our expanded recruiting efforts to attract high quality candidates,

•	a $2.9 million increase in regular payroll primarily driven by increased headcount,

•	a $2.4 million increase in stock compensation expense related to an adjustment to our forfeiture rate and

•	a $2.2 million increase in payroll taxes primarily related to increased rates in the states that we do business.

The increase in occupancy related costs of $13.9 million in Fiscal 2011 as compared with Fiscal 2010 was primarily related to new stores and stores that opened during Fiscal 2010 that did not operate for a full 52 weeks. These stores accounted for $19.0 million of the total increase. This increase was partially offset by a $5.4 million decrease in utilities primarily attributed to savings created as a result of our lighting retrofit and energy management initiatives.

The increase in advertising expense of $7.2 million during Fiscal 2011 compared with Fiscal 2010 was primarily related to increased national and spot television advertising during the year as well as planned incremental marketing investment during the year. The increase in advertising expense was also attributable to the number of grand opening advertisements primarily related to the opening of 20 new BCF stores.

The increase in benefit costs of $4.5 million during Fiscal 2011 compared with Fiscal 2010 was primarily the result of increased health insurance claims of $3.6 million primarily as a result of increased participation due to improved benefits as well as increased 401(k) Plan Match expense of $1.1 million related to increased participation in the plan.

The increase in other selling and administrative expenses of $4.1 during Fiscal 2011 compared with Fiscal 2010 was primarily due to a $3.8 million increase in temporary help related to incremental investments in supply chain to improve support of our opportunistic buying model, a $3.0 million increase in our litigation expense as a result of additional legal reserves and settlements during Fiscal 2011 and a $3.3 million increase in travel and training expenses. These increases were partially offset by a $6.3 million decrease in our legal expense primarily related to fees incurred as part of our aborted debt refinancing in the Fall of Fiscal 2010. Refer to previous discussions describing our successful debt refinancing in February 2011 under section “Debt Refinancing and Dividend” and later in Note 10 to our Consolidated Financial Statements entitled “Long-Term Debt.”

The decrease in business insurance costs of $1.6 million in Fiscal 2011 compared with Fiscal 2010 was the result of decreased claims experience during Fiscal 2011 as well as claim settlements at more favorable amounts during Fiscal 2011. During Fiscal 2010, we experienced an increase in the cost of workers’ compensation claims and an increase in the number of general liability claims, each of which we believe was a result of the economic environment. This trend slowed during Fiscal 2011 and we have returned to a more historical level of claims experience.

Restructuring and Separation Costs

As part of our ongoing effort to ensure that our resources are in line with our business objectives, we regularly review all areas of the business to identify efficiency opportunities to enhance our performance. During Fiscal 2011, we effected a reorganization of certain positions within our stores and corporate locations in an effort to improve workflow efficiencies and realign certain responsibilities. As a result of these reorganizational efforts, we incurred a charge of $7.4 million during Fiscal 2011 compared with a $2.2 million charge in Fiscal 2010.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $153.1 million for Fiscal 2011 compared with $146.8 million for Fiscal 2010. The increase in depreciation and amortization expense was primarily driven by depreciation expense related to 17 net new stores opened during Fiscal 2011.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $1.7 million and $2.1 million during Fiscal 2011 and Fiscal 2010, respectively. During Fiscal 2011, we recorded impairment charges related to seven stores as a result of the decline in the operating performance of those stores. We impaired nine stores during Fiscal 2010 (refer to Note 8 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

The recoverability assessment related to these store-level assets requires various judgments and estimates including estimates related to future revenues, gross margin rates, store expenses and other assumptions. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. However, future impairment charges could be required if we do not achieve our current revenue or cash flow projections for each store.

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $1.4 million to $9.9 million during Fiscal 2011 compared with Fiscal 2010. The decrease in other income during Fiscal 2011 compared with Fiscal 2010 was primarily related to the following:

•	A decrease in miscellaneous income of $1.5 million,

•	a decrease of $1.5 million related to insurance recoveries in Fiscal 2010, partially offset by;

•	an increase in breakage income of $1.4 million (refer to Note 1 to our Consolidated Financial Statements entitled “Summary of Significant Accounting Policies for further discussion).

Loss on Extinguishment of Debt

As discussed in more detail in Note 10 to our Consolidated Financial Statements entitled “Long Term Debt,” on February 24, 2011 we completed the refinancing of our Previous Term Loan, Previous Senior Notes, and Previous Senior Discount Notes. As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were replaced with a $450.0 million aggregated principal amount of 10% Senior Notes due 2019 at an issue price of 100%. Additionally, the Previous Term Loan with a carrying value of $777.6 million at February 24, 2011 was replaced with a $1,000.0 million New Term Loan Facility. Borrowings on the ABL Line of Credit related to the refinancing transactions were $101.6 million. In connection with the offering of the Notes and the refinancing of the Term Loan facility, the Company declared a dividend of approximately $300.0 million, in the aggregate, on a pro rata basis to the equity holders of Parent.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in our Consolidated Statements of Operations and Comprehensive (Loss) Income. Of the $37.8 million loss on the extinguishment of debt, $21.4 million represented early call premiums that we paid to the holders of our Previous Senior Notes and Previous Senior Discount Notes. The remaining $16.4 million represented the write off of deferred financing fees related to the extinguished debt facilities.

Interest Expense

Interest expense was $129.1 million during Fiscal 2011 compared with $99.3 million during Fiscal 2010. The $29.8 million increase in interest expense was primarily driven by increases resulting from our refinancing transactions, offset by other items described below. In Fiscal 2011 we had higher average balances on our New Term Loan and our ABL Line of Credit and higher interest rates related to our New Term Loan and ABL Line of Credit, as a result of our refinancing transactions, resulting in a $41.2 million increase in interest expense. These increases were partially offset by:

•	a $3.7 million decrease related to our Notes as a result of our refinancing transactions completed in February 2011,

•	a $3.4 million decrease in non-recurring interest charges related to a litigation reserve adjustment during Fiscal 2010 that did not repeat;

•	a $2.3 million decrease related to an adjustment of our interest rate cap agreements to fair value; and

•	a $1.3 million decrease in our commitment fees due to higher average balances on our ABL Line of Credit borrowings.

Our average interest rates and average balances related to our Term Loans and our ABL Line of Credit, for Fiscal 2011 compared with Fiscal 2010 are summarized in the table below:

	Fiscal Year Ended
	January 28, 2012	January 29, 2011
Average Interest Rate – ABL Line of Credit(b)	3.3%	2.7%
Average Interest Rate – Term Loan (a)	6.2%	2.6%
Average Balance – ABL Line of Credit	$79.2 million	$10.5 million
Average Balance – Term Loan (a)	$974.4 million	$854.8 million

(a)	As of January 29, 2011, the Term Loan interest rate and average balance were related to the Previous Term Loan Facility. As of January 28, 2012, the Term Loan interest rate and average balance were related to the New Term Loan Facility.
(b)	As of January 29, 2011, the ABL Line of Credit interest rate was related to the ABL Line of Credit before the refinancing transaction on September 2, 2011. As of January 28, 2012, the ABL Line of Credit interest rate was related to the ABL Line of Credit after the September 2, 2011 refinancing transaction.

Income Tax (Benefit) Expense

The income tax benefit was $4.1 million for Fiscal 2011 compared with an income tax expense of $22.1 million for Fiscal 2010. The effective tax rate was 39.8% related to the pre-tax loss of $10.4 million for Fiscal 2011, and the effective tax rate was 41.7% related to pre-tax income of $53.1 million for Fiscal 2010. The decrease in the effective tax rate for Fiscal 2011 was primarily due to an increased benefit from the recognition of tax credits and the reversal of uncertain tax positions, offset by changes in the valuation allowance, foreign taxes related to Puerto Rico and the impact of changes in tax laws. The Fiscal 2010 tax rate reflects pre-tax income impacted by state income taxes. Refer to Note 15 to our Consolidated Financial Statements entitled “Income Taxes” for further discussion.

Net (Loss) Income

Net loss amounted to $6.3 million for Fiscal 2011 compared with net income of $31.0 during Fiscal 2010. The decrease in our operating results of $37.3 million was primarily driven by our debt refinancing in February 2011 which resulted in a $37.8 million loss on extinguishment of debt as well as increased interest expense, partially offset by increased sales.

Results of Operations – Fiscal 2010 and the Transition Period

The following tables set forth certain items in our Consolidated Statements of Operations and Comprehensive (Loss) Income in both actual dollars and as a percentage of net sales for Fiscal 2010, the comparable 52 week period ended January 30, 2010, the Transition Period and the comparable 35 week period ended January 31, 2009 used in connection with the subsequent discussion. Financial information for Fiscal 2010 and the Transition Period were derived from audited financial statements. Financial information for the 52 week period ended January 30, 2010 and the 35 week period ended January 31, 2009, were derived from unaudited financial statements.

	(in thousands)
	52 Weeks Ended		35 Weeks Ended
	January 29, 2011	January 30, 2010 (Unaudited)	January 30, 2010	January 31, 2009 (Unaudited)
REVENUES:
Net Sales	$3,669,602	$3,522,914	$2,457,567	$2,476,635
Other Revenue	31,487	30,840	21,730	20,277

Total Revenue	3,701,089	3,553,754	2,479,297	2,496,912

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	2,252,346	2,181,707	1,492,349	1,510,409
Selling and Administrative Expenses	1,156,613	1,113,960	759,774	761,062
Restructuring and Separation Costs	2,200	7,452	2,429	1,929
Depreciation and Amortization	146,759	156,388	103,605	106,823
Impairment Charges – Long-Lived Assets	2,080	56,141	46,776	28,134
Impairment Charges – Tradenames	—	15,250	—	279,300
Other Income, Net	(11,346)	(16,635)	(15,335)	(4,698)
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	99,309	84,423	59,476	74,263

Total Costs and Expenses	3,647,961	3,598,686	2,449,074	2,757,222

Income (Loss) Before Income Tax Expense (Benefit)	53,128	(44,932)	30,223	(260,310)
Income Tax Expense (Benefit)	22,130	(29,753)	11,570	(104,667)

Net Income (Loss)	30,998	(15,179)	18,653	(155,643)

Total Comprehensive (Loss) Income	$30,998	$(15,179)	$18,653	$(155,643)

	52 Weeks Ended		35 Weeks Ended
	January 29, 2011	January 30, 2010 (Unaudited)	January 30, 2010	January 31, 2009 (Unaudited)
Statement of Operations Data:
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.9	0.9	0.9	0.8

Total Revenue	100.9	100.9	100.9	100.8

Cost of Sales (Exclusive of Depreciation and Amortization, As Shown Below)	61.4	61.9	60.7	61.0
Selling & Administrative Expenses	31.5	31.6	30.9	30.7
Restructuring and Separation Costs	0.1	0.2	0.1	0.1
Depreciation and Amortization	4.0	4.4	4.2	4.3
Impairment Charges – Long Lived Assets	0.1	1.6	1.9	1.1
Impairment Charges – Trademark	—	0.4	—	11.3
Other Income, Net	(0.3)	(0.5)	(0.6)	(0.2)
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	2.7	2.4	2.4	3.0

Total Expense	99.5	102.0	99.6	111.3

Income (Loss) Before Income Tax Expense (Benefit)	1.4	(1.1)	1.3	(10.5)
Income Tax Expense (Benefit)	0.6	(0.8)	0.5	(4.2)

Net Income (Loss)	0.8%	(0.3)%	0.8%	(6.3)%

Performance for the Fiscal Year (52 weeks) Ended January 29, 2011 Compared with the 52 weeks Ended January 30, 2010

Net Sales

We experienced an increase in net sales for Fiscal 2010 compared with the 52 weeks ended January 30, 2010. Consolidated net sales increased $146.7 million, or 4.2%, to $3,669.6 million for Fiscal 2010 from $3,522.9 million for the 52 weeks ended January 30, 2010. This increase was primarily attributable to:

•	an increase in net sales of $145.3 million related to 25 new stores opened during Fiscal 2010,

•	an increase in net sales of $29.0 million related to our non comparative stores, and

•	an increase in other sales of $3.0 million, partially offset by

•	a decrease in net sales of $24.3 million from seven stores closed since January 31, 2010 and

•	a comparative store sales decrease of $6.3 million, or 0.2%, to $3,460.1 million.

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

The decrease in business insurance of $6.3 million in Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was the result of increased claims experienced during the prior period. During the 52 weeks ended January 30, 2010, we experienced an increase in the cost of workers’ compensation claims and an increase in the number of general liability claims, each of which we believe was a result of the economic environment. This trend slowed during Fiscal 2010 and has returned to a more historical level of claims experience.

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

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $146.8 million for Fiscal 2010 compared with $156.4 million for the 52 weeks ended January 30, 2010. The decrease in depreciation and amortization expense was primarily related to various assets that became fully depreciated during the 12 months ended January 30, 2010, which resulted in less depreciation expense during Fiscal 2010.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $2.1 million and $56.1 million during Fiscal 2010 and the 52 week period ended January 30, 2010, respectively. The decrease in impairment charges was primarily related to the stabilization of our operating stores’ performance year over year. During Fiscal 2010, we recorded impairments related to nine stores as a result of the decline in the operating performance of those stores (refer to Note 8 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

The decrease in other income during Fiscal 2010 compared with the 52 weeks ended January 30, 2010 was primarily related to the following:

•	A decrease in miscellaneous income of $4.9 million primarily related to a gain on a legal settlement in our favor during the 52 weeks ended January 30, 2010,

•	a decrease in breakage income of $3.3 million (refer to Note 1 to our Consolidated Financial Statements entitled “Summary of Significant Accounting Policies” for further discussion),

•	a decrease of $1.5 million related to insurance recoveries, and

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

Interest Expense

Interest expense was $99.3 million and $84.4 million during Fiscal 2010 and the 52 week periods ended January 30, 2010, respectively. The increase in interest expense was primarily driven by increased expense related to our interest rate cap agreements, other interest expense and our commitment fees. Adjustments of the interest rate cap agreements to fair value resulted in a loss of $5.5 million during Fiscal 2010 compared with a gain of $5.4 million for the 52 week period ended January 30, 2010, respectively. These charges resulted in a year over year increase in non-cash interest expense of $10.9 million, which was recorded through the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive Income (Loss). Our interest rate cap agreements are discussed in more detail in Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 9 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”

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

Income Tax Expense

Income tax expense was $22.1 million for the 52 week period ended January 29, 2011 compared with an income tax benefit of $29.8 million for the 52 weeks ended January 30, 2010. The effective tax rates were 41.7% and 66.2%, respectively, for Fiscal 2010 and the 52 week period ended January 30, 2010. The decrease in the effective tax rate was primarily due to the fact that the 52 weeks ended January 30, 2010 had a pre-tax loss with a reduction in the valuation allowance for state net operating losses and reduced state blended tax rates, which had the effect of creating an income tax benefit for this period ended January 30, 2010. Due to the pre-tax loss, the tax benefits created by the reduction in the valuation allowance for state net operating losses and reduced state blended tax rates have the effect of increasing the effective tax rate (refer to Note 15 to our Consolidated Financial Statements entitled “Income Taxes” for further information).

Net Income

Net income amounted to $31.0 million for Fiscal 2010 compared with a net loss of $15.2 during the 52 weeks ended January 30, 2010. The increase in our operating results of $46.2 million was primarily attributable to fewer impairments.

Performance During Fiscal 2010 (52 Weeks Ended January 29, 2011) Compared with the Transition Period (35 Weeks Ended January 30, 2010)

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

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $146.8 million during Fiscal 2010 compared with $103.6 million during the Transition Period. The increase in depreciation and amortization expense was primarily the result of the additional 17 weeks included in Fiscal 2010 compared with the Transition Period which amounted to additional depreciation and amortization expense of $48.4 million.

As a percentage of net sales, depreciation and amortization decreased to 4.0% during Fiscal 2010 from 4.2% during the Transition Period.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $2.1 million and $46.8 million for Fiscal 2010 and the Transition Period, respectively. The decrease in impairment charges during Fiscal 2010 as compared with the Transition Period is primarily related to the stabilization of the operating stores’ performance during Fiscal 2010 as compared with the Transition Period (refer to Note 8 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

Interest Expense

Interest expense was $99.3 million and $59.5 million during Fiscal 2010 and the Transition Period, respectively. The $39.8 million increase in interest expense was primarily the result of the additional 17 weeks included in Fiscal 2010 compared with the Transition Period which amounted to an additional $34.3 million in interest expense. In addition to the additional 17 weeks, interest expense increased further due to increased expense related to our interest rate cap agreements, other interest expense, and our commitment fees. Adjustments of the interest rate cap agreements to fair value resulted in a loss of $5.5 million during Fiscal 2010 compared with a gain of $0.5 million during the Transition Period, respectively. These charges resulted in a period over period increase in non-cash interest expense of $6.0 million, which was recorded through the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive (Loss) Income. Our interest rate cap agreements are discussed in more detail in Item 7A, Quantitative and Qualitative Disclosure About market Risk and Note 9 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.”

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

Income Tax Expense

Income tax expense was $22.1 million during Fiscal 2010 compared with income tax expense of $11.6 million during the Transition Period. The effective tax rates were 41.7% and 38.3%, respectively, during Fiscal 2010 and the Transition Period. The increase in the effective tax rate was primarily due to a reduction in the valuation allowance for state net operating losses and an increase in the state tax prior year adjustment, which had the effect of increasing our income tax expense (refer to Note 15 to our Consolidated Financial Statements entitled “Income Taxes” for further information).

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

During the 35 weeks ended January 31, 2009, we recorded an impairment charge related to our tradenames in the amount of $279.3 million. This impairment charge reflected lower revenues and profitability projections associated with our tradenames at the time and lower estimated market royalty rate expectations in light of the then current general economic conditions compared with the analysis we performed during Fiscal 2008. Our projected revenues within the model were based on comparative store sales and new store assumptions over a nine year period. A less aggressive new store opening plan combined with revised comparative store sales assumptions for the first fiscal year of the projection had a significant negative impact on the valuation. We believe our estimates were appropriate based upon the then current market conditions (refer to Note 6 to our Consolidated Financial Statements entitled “Intangible Assets” for further discussion).

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

Offsetting the decrease in interest expense were smaller gains on the adjustments of our interest rate cap agreements to fair value during the Transition Period as compared to the 35 weeks ended January 31, 2009. Our interest rate cap agreements are discussed in more detail in Item 7A, Quantitative and Qualitative Disclosures About Market Risk and Note 9 to our Consolidated Financial Statements entitled “Derivatives and Hedging Activities.” Adjustments of the interest rate cap agreements to fair value resulted in gains of $0.5 million and $2.7 million during the Transition Period and the 35 weeks ended January 31, 2009, respectively, each of which were recorded in the line item “Interest Expense” in our Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

Liquidity and Capital Resources

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, and opening of new stores and remodeling of existing stores. As of January 28, 2012, we had unused availability on our ABL Line of Credit of $242.6 million.

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

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants. We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset declines in our comparative store sales with savings initiatives in the event that the economy declines.

As discussed previously under section “Debt Refinancing and Dividend” and later in Note 10 to the our Consolidated Financial Statements entitled “Long Term Debt,” during the first quarter of Fiscal 2011 we completed the refinancing of our Previous Term Loan Facility, Previous Senior Notes, and Previous Senior Discount Notes. As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes were repurchased. In addition, BCFWC completed the sale of the Notes at an issue price of 100%. Additionally, the Previous Term Loan was replaced with our New Term Loan Facility. In connection with the offering of the Notes and the refinancing of the Previous Term Loan Facility, a cash dividend of $300.0 million in the aggregate was declared to the equity holders of Parent on a pro rata basis. In addition, on September 2, 2011, we completed an amendment and restatement of the credit agreement governing our $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016.

Our New Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the New Term Loan, for the trailing twelve months most recently ended, and such ratio may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the credit agreement governing the New Term Loan, for the trailing twelve months most recently ended, and such ratio must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.

Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio and the consolidated interest coverage ratio. We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements. As of January 28, 2012, we were in compliance with all of our covenants under our New Term Loan Facility.

Given the importance Adjusted EBITDA has on our operations, achievement at a predetermined threshold Adjusted EBITDA level is required for the payment of incentive awards to our corporate employees under our Management Incentive Bonus Plan (Bonus Plan) for Fiscal 2011. The Bonus Plan is more fully described under the caption “Annual Incentive Awards” in Item 11, Executive Compensation.

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

Adjusted EBITDA for Fiscal 2011 increased $11.9 million, or 3.5%, to $350.0 million from $338.1 million for Fiscal 2010. This improvement in Adjusted EBITDA was primarily the result of increased net sales.

Adjusted EBITDA for Fiscal 2010 increased $31.3 million, or 10.2%, to $338.1 million from $306.8 million for the 52 weeks ended January 30, 2010. This improvement in Adjusted EBITDA was primarily the result of increased net sales and the cost reductions realized during Fiscal 2010.

Adjusted EBITDA for Fiscal 2010 increased $77.6 million, or 29.8%, to $338.1 million from $260.5 million for the Transition Period. This improvement in Adjusted EBITDA was primarily the result of an additional 17 weeks of operations during Fiscal 2010 compared with the Transition Period.

Adjusted EBITDA for the Transition Period increased $12.0 million, or 4.8%, to $260.5 million from $248.5 million for the 35 weeks ended January 31, 2009. This improvement in Adjusted EBITDA was primarily the result of the cost reductions realized during the Transition Period.

The following table shows our calculation of Adjusted EBITDA for Fiscal 2011, Fiscal 2010, the 52 weeks ended January 30, 2010, the Transition Period, the 35 weeks ended January 31, 2009 and Fiscal 2009, each of which were derived from audited and unaudited financial information.

	(in thousands)
	Years Ended		52 Weeks Ended	35 Weeks Ended		Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	January 30, 2010	January 31, 2009	May 30, 2009

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net (Loss) Income	$(6,272)	$30,998	$(15,179)	$18,653	$(155,643)	(191,583)
Interest Expense	129,121	99,309	84,423	59,476	74,263	102,716
Income Tax (Benefit) Expense	(4,148)	22,130	(29,753)	11,570	(104,667)	(147,389)
Depreciation and Amortization	153,070	146,759	156,388	103,605	106,823	159,607
Impairment Charges - Long-Lived Assets	1,735	2,080	56,141	46,776	28,134	37,498
Impairment Charges - Tradenames	—	—	15,250	—	279,300	294,550
Interest Income	(82)	(384)	(303)	(196)	(535)	(641)
Non Cash Straight-Line Rent Expense (a)	9,211	10,639	5,320	4,196	6,236	7,358
Advisory Fees (b)	4,285	4,289	4,198	2,879	3,342	4,660
Stock Compensation Expense (c)	5,797	2,230	4,391	994	2,728	6,124
SOX Compliance (d)	—	—	112	—	1,077	1,189
(Gain) Loss on Investment in Money Market Fund (e)	—	(240)	(859)	(3,849)	1,669	4,661
Amortization of Purchased Lease Rights (f)	901	857	896	560	620	893
Severance (g)	7,438	81	3,097	2,264	1,929	2,737
Franchise Taxes (h)	1,498	1,172	1,620	751	631	1,500
Insurance Reserve (i)	—	3,916	9,037	3,731	255	5,561
Advertising Expense Related to Barter Transactions (j)	4,864	2,644	2,275	1,816	1,875	2,334
CEO Transition Costs (k)	—	—	2,147	—	—	2,173
Loss on Disposal of Fixed Assets (l)	2,673	1,740	6,160	5,824	468	805
Change in Fiscal Year End Costs (m)	—	587	1,445	1,445	—	—
Litigation Reserve (n)	2,618	4,923	—	—	—	—
Transfer Tax (o)	(20)	1,358	—	—	—	—
Refinancing Fees (p)	(473)	3,040	—	—	—	—
Loss on Extinguishment of Debt (q)	37,764	—	—	—	—	—

Adjusted EBITDA	$349,980	$338,128	$306,806	$260,495	$248,505	294,753

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$349,980	$338,128	306,806	$260,495	$248,505	$294,753
Interest Expense	(129,121)	(99,309)	(84,423)	(59,476)	(74,263)	(102,716)
Changes in Operating Assets and Liabilities	37,311	(27,405)	(220,884)	(72,323)	118,846	(30,929)
Other Items, Net	(8,187)	(2,710)	6,481	(25,169)	(25,245)	11,188

Net Cash Provided by Operating Activities	$249,983	$208,704	7,980	$103,527	$267,843	$172,296

Net Cash Used in Investing Activities	$(158,773)	$(159,962)	(89,465)	$(54,074)	$(109,887)	$(145,280)

Net Cash (Used in) Provided by Financing Activities	$(85,760)	$(43,278)	64,529	$(50,513)	$(156,351)	$(41,307)

During Fiscal 2011, with approval from the administrative agents for the New Term Loan Facility and ABL Line of Credit, we changed the components comprising Adjusted EBITDA such that specific charges associated with our debt refinancing transaction were added back to consolidated net (loss) income when calculating Adjusted EBITDA. These changes, summarized in footnote (q) below, resulted in approximately $37.8 million in Adjusted EBITDA during Fiscal 2011 and had no impact on the prior periods presented. We believe that these add-backs provide a more accurate comparison to the comparative periods’ performance.

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.

(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.
(c)	Represents expenses recorded under ASC No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.
(d)	As a voluntary non-accelerated filer, we furnished our initial management report on Internal Controls Over Financial Reporting in our Annual Report on Form 10-K for Fiscal 2008. These costs represent professional fees related to this compliance effort that were incurred during Fiscal 2008 and the first quarter of Fiscal 2009, as well as fees incurred as part of our ongoing internal controls compliance effort for Fiscal 2009, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.
(e)	Represents the (gain) loss on our investment in the Reserve Primary Fund (Fund), related to recoveries/declines in the fair value of the underlying securities held by the Fund, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.
(f)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.
(g)	Represents a severance charge resulting from a reorganization of certain positions within our stores and corporate locations in Fiscal 2011 and reduction of our workforce during Fiscal 2010, the Transition Period and Fiscal 2009, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.
(h)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.
(i)	Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.
(j)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.
(k)	Represents recruiting costs incurred in connection with the hiring of our new President and Chief Executive Officer on December 2, 2008, and other benefits payable to our former President and Chief Executive Officer pursuant to the separation agreement we entered into with him on February 16, 2009. Both of these adjustments were approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.
(l)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the New Term Loan Facility and ABL Line of Credit.
(m)	Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the 35 weeks ended January 30, 2010. This change was approved by the administrative agents for the New Term Loan Facility and ABL Line of Credit.
(n)	Represents charges incurred in conjunction with a non-recurring litigation reserve as approved by the administrative agents for the New Term Loan Facility and the ABL Line of Credit.
(o)	Represents one-time transfer taxes incurred on certain leased properties as approved by the administrative agents for the New Term Loan Facility and the ABL Line of Credit.
(p)	Represents refinancing fees that reduce Adjusted EBITDA per the administrative agents for the New Term Loan Facility and the ABL Line of Credit.
(q)	Represents charges incurred in accordance with Topic No. 470, resulting from a loss on the settlement of the old debt instruments as approved by the administrative agents for the New Term Loan Facility and the ABL Line of Credit.

Cash Flows

Cash Flows for Fiscal 2011 Compared with Fiscal 2010

We generated $5.5 million of cash flow for both Fiscal 2011 and Fiscal 2010. Net cash provided by operating activities amounted to $250.0 million and $208.7 million for Fiscal 2011 and Fiscal 2010, respectively. The increase in net cash provided by operating activities was primarily the result of our working capital management strategy employed at the end of Fiscal 2010 and the Transition Period in which we accelerated $237.7 million and $274.8 million, respectively, of payments that typically would not have been made until the first quarters of Fiscal 2011 and Fiscal 2010, respectively. In comparison, during Fiscal 2011, we made accelerated payments of $152.9 million that would not have been made until the first quarter of Fiscal 2012.

Net cash used in investing activities decreased $1.2 million to $158.8 million during Fiscal 2011 from $160.0 million during Fiscal 2010. This decrease was primarily the result of $23.1 million less cash being designated as restricted during Fiscal 2011 compared with Fiscal 2010 partially offset by $21.3 million of additional capital expenditures primarily related to new stores opened during Fiscal 2011. During Fiscal 2010, the Company reclassified $27.8 million as restricted cash related to the establishment of collateral for self-insurance in lieu of a letter of credit for certain insurance contracts.

Net cash used in financing activities increased $42.5 million to $85.8 million during Fiscal 2011 compared with Fiscal 2010. Increased use of cash in financing activities was primarily related to the payment of $297.9 million of dividends paid in conjunction with our February 2011 debt refinancing transaction. This increase was partially offset by the net impact of the increase in borrowings in conjunction with the debt refinancing transaction.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital at January 28, 2012 was $337.9 million compared with $386.2 million at January 29, 2011. The decrease in working capital from January 29, 2011 is primarily attributable to increased accounts payable balances at January 28, 2012, related to our working capital management strategy whereby we accelerated less payments in Fiscal 2011 than we did in Fiscal 2010, partially offset by increased inventory, as a result of increased purchases related to opportunistic buys as well as new store inventory.

Net cash flows for Fiscal 2010, as derived from audited financial statements, the 52 week period January 30, 2010, as derived from unaudited financial statements, the Transition Period, as derived from audited financial statements, and the 35 week period ended January 31, 2009, as derived from unaudited financial statements, were as follows:

	Year Ended January 29, 2011	52 Weeks Ended January 30, 2010	35 Weeks Ended January 30, 2010	35 Weeks Ended January 31, 2009
OPERATING ACTIVITIES
Net Income (Loss)	$30,998	$(15,179)	$18,653	$(155,643)
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	146,759	156,388	103,605	106,823
Amortization of Debt Issuance Costs	12,346	11,616	8,238	6,957
Impairment Charges – Long-Lived Assets	2,080	56,141	46,776	28,134
Impairment Charges – Tradenames	—	15,250	—	279,300
Accretion of Senior Notes and Senior Discount Notes	733	655	449	402
Interest Rate Cap Contracts-Adjustment to Market	5,500	(5,443)	(455)	(2,692)
Provision for Losses on Accounts Receivable	2,098	2,799	1,993	2,026
Provision for Deferred Income Taxes	886	(25,931)	(19,815)	(137,494)
Loss on Disposition of Fixed Assets and Leasehold Improvements	1,539	5,417	5,386	266
(Gain) Loss on Investments in Money Market Fund	(240)	(857)	(3,849)	1,669
Non-Cash Stock Option Expense	2,230	4,390	994	2,728
Non-Cash Rent Expense	(1,485)	(5,334)	(3,327)	1,711

Changes in Assets and Liabilities:
Accounts Receivable	(1,168)	(1,316)	(3,638)	(5,649)
Merchandise Inventories	(30,933)	81,743	28,538	24,491
Prepaid and Other Current Assets	(18,272)	(6,763)	2,013	1,238
Accounts Payable	50,659	(258,826)	(89,955)	61,588
Other Current Liabilities and Income Tax Payable	(28,183)	(23,510)	(8,737)	24,517
Deferred Rent Incentives	19,429	13,285	7,649	36,246
Other Long-Term Assets and Long-Term Liabilities	13,728	3,455	9,009	(8,775)

Net Cash Provided by Operations	208,704	7,980	103,527	267,843

INVESTING ACTIVITIES

Cash Paid for Property and Equipment	(132,131)	(94,070)	(60,035)	(95,922)
Change in Restricted Cash and Cash Equivalents	(27,659)	(315)	17	402
(Expenses) Proceeds From Sale of Property and Equipment and Assets Held for Sale	(38)	1,320	1,062	111
Lease Acquisition Costs	(422)	(1,337)	—	(2,391)
Lease Rights Acquired	—	—	—	(250)
Purchase of Tradename Rights	—	(6,250)	—	—
Issuance of Notes Receivable	—	—	—	—
Redesignation of Cash Equivalents to Investment in Money Market Fund	—	—	—	(56,294)
Redemption of Investment in Money Market Fund	240	11,115	4,844	44,367
Purchase of Tradenames Rights	—	—	—	—
Other	48	72	38	90

Net Cash Used in Investing Activities	(159,962)	(89,465)	(54,074)	(109,887)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	204,200	715,115	444,315	601,851
Principal Payments on Long Term Debt—ABL Line of Credit	(156,800)	(623,915)	(473,422)	(753,451)
Principal Payments on Long Term Debt	(1,998)	(1,743)	(1,537)	(1,391)
Principal Payments on Long Term Debt—Term Loan	(87,202)	(8,055)	(5,998)	—
Purchase of Interest Rate Cap Contract	—	—	—	—
Payment of Dividends	(251)	(3,214)	(212)	(3,360)
Debt Issuance Costs	(1,227)	(13,659)	(13,659)	—

Net Cash (Used in) Provided by Financing Activities	(43,278)	64,529	(50,513)	(156,351)

Increase (Decrease) in Cash and Cash Equivalents	5,464	(16,956)	(1,060)	1,605
Cash and Cash Equivalents at Beginning of Period	24,750	41,706	25,810	40,101

Cash and Cash Equivalents at End of Period	$30,214	$24,750	$24,750	$41,706

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$79,187	$80,610	$47,963	$55,110

Income Tax Payment (Refund), Net	$41,505	$34,979	$48,764	$8,444

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$17,606	$10,667	$10,667	$1,064
Notes Receivable from Sale of Assets Held for Sale	$—	$(2,000)	$(2,000)	$—

Cash Flows for the 52 Weeks Ended January 29, 2011 (Fiscal 2010) Compared with the 52 Weeks Ended January 30, 2010

We generated $5.5 million of cash flow for Fiscal 2010 compared with using $17.0 million of cash flow for the 52 week period ended January 30, 2010. Net cash provided by operating activities amounted to $208.7 million for Fiscal 2010. For the 52 weeks ended January 30, 2010, net cash provided by operating activities was $8.0 million. The increase in net cash provided by operating activities was primarily the result of our working capital management strategy at the end of Fiscal 2010 and the 52 weeks ended January 30, 2010 in which we accelerated $237.7 million and $274.8 million, respectively, of payments that typically would not have been made until the first quarters of Fiscal 2010 and Fiscal 2011, respectively. Because our fiscal year end had not changed at the time, there was no working capital management strategy employed at January 31, 2009. The working capital management strategy resulted in a significant amount of cash outflows during the twelve months ended January 30, 2010 as the result of paying accounts payable in the normal course during the period and then accelerating payments at the end of the period that typically would not have been paid until after January 30, 2010. The repeat of the working capital management strategy at the end of Fiscal 2010, which accelerated Fiscal 2011 payments into Fiscal 2010 did not have as great an impact on cash flow in Fiscal 2010 as it did in the prior fiscal year because there were fewer accounts payable paid during Fiscal 2010 due to the fact that the working capital management strategy during the 52 weeks ended January 30, 2010 had advanced payment of approximately the first two months of the accounts payable for Fiscal 2010.

The increase in net cash flows provided by operating activities was partially offset by an increase in net cash used in investing and financing activities. Net cash used in investing activities increased to $160.0 million during Fiscal 2010 from $89.5 million for the 52 weeks ended January 30, 2010. This increase was primarily the result of increased capital expenditures during Fiscal 2010 compared with the 52 week period ended January 30, 2010. Capital expenditures increased $38.1 million for Fiscal 2010 compared with the 52 weeks ended January 30, 2010 due to more store openings during Fiscal 2010 compared with the 52 weeks ended January 30, 2010. Also contributing to the increased use of cash in investing activities was $27.7 million of cash being designated as restricted cash used as collateral, in lieu of a letter of credit, related to certain self-insurance contracts.

Net cash used in financing activities increased $107.8 million during Fiscal 2010 compared with the 52 weeks ended January 30, 2010. Increased use of cash in financing activities was primarily related to repayments on our Term Loan, which amounted to $87.2 million and $8.1 million, respectively, for Fiscal 2010 and the 52 week period ended January 30, 2010. Also contributing to the increased use of cash in financing activities was a decrease in our ABL borrowings, net of repayments. During Fiscal 2010 we borrowed $47.4 million, net of repayments, compared with $91.2 million of borrowings, net of repayments, during the 52 weeks ended January 30, 2010.

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

Cash Flows for the 52 Weeks Ended January 29, 2011 (Fiscal 2010) Compared with the 35 Weeks Ended January 30, 2010 (Transition Period)

Cash and cash equivalents increased $5.5 million during Fiscal 2010 compared with a decline of $1.1 million during the Transition Period. Net cash provided by operating activities increased to $208.7 million during Fiscal 2010 from $103.5 million during the Transition Period. The $105.2 million increase in net cash provided by operating activities was primarily the result of the acceleration of $237.7 million and $274.8 million of accounts payable payments at the end of Fiscal 2010 and the Transition Period, respectively, as part of our working capital management strategy. As the working capital management strategy was not employed at January 31, 2009, the Transition Period had a higher accounts payable balance during the year as compared with Fiscal 2010, resulting in a larger decrease in the accounts payable balance after the accelerated payment was made at January 30, 2010. The decrease in accounts payable due to the working capital management strategy was partially offset by an increase in inventory due to more new stores opened during Fiscal 2010.

The increase in net cash provided by operating activities was partially offset by increased net cash used in investing activities. Net cash used in investing activities increased $105.9 million to $160.0 million during Fiscal 2010 from $54.1 million used during the Transition Period. The increase in net cash used in investing activities was primarily related to increased capital expenditures related to 18 net new stores opened during Fiscal 2010 compared with 9 new stores opened during the Transition Period. Also contributing to the increased use of cash in investing activities was an additional $27.7 million of cash being designated as restricted cash used as collateral, in lieu of a letter of credit, related to certain self-insurance contracts.

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

Operational Growth

During Fiscal 2011, we opened 20 new BCF stores, and closed one BCF store, one MJM store and one Super Baby Depot. The MJM store and the Super Baby Depot were in the same shopping center as an existing BCF store, which was expanded and remodeled to absorb both businesses. As of January 28, 2012, we operated 477 stores under the names “Burlington Coat Factory Warehouse” (461 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (13 stores) and “Super Baby Depot” (one store).

We monitor the availability of desirable locations for our stores by, among other things, presentations by brokers, real estate developers and existing landlords, evaluating dispositions by other retail chains and bankruptcy auctions. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding. We also lease existing space and have opened a limited number of built-to-suit locations. For most of our new leases, we provide for a minimum initial ten year term with a number of five year options thereafter. Typically, our lease strategy includes obtaining landlord allowances for leasehold improvements. We believe our lease model makes us competitive with other retailers for desirable locations. We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

From time to time we make available for sale certain assets based on current market conditions. These assets are recorded in the line item “Assets Held for Disposal” in our Consolidated Balance Sheets. Based on prevailing market conditions, we may determine that it is no longer advantageous to continue marketing certain assets and will reclassify those assets out of the line item “Assets Held for Disposal” and into the respective asset category based on the lesser of their carrying value or fair value less cost to sell.

Debt

Holdings and each of our current wholly owned subsidiaries, except one subsidiary which is considered minor, have fully, jointly, severally and unconditionally guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000 million New Term Loan Facility and the $450 million of Notes due in 2019. As of January 28, 2012, we were in compliance with all of our debt covenants. Significant changes in our debt consist of the following:

Senior Notes and Senior Discount Notes

Senior Notes Offering and Extinguishment of Previous Notes

On February 24, 2011, BCFW issued $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Notes). The Notes were issued pursuant to an indenture, dated February 24, 2011 (the Indenture), among BCFWC, the guarantors signatory thereto, and Wilmington Trust FSB.

The Notes are senior unsecured obligations of BCFW and are guaranteed on a senior basis by BCFW, the Company and each of BCFW’s U.S. subsidiaries to the extent such guarantor is a guarantor of BCFW’s obligations under the New Term Loan Facility (as defined below). Interest is payable on the Notes on each February 15 and August 15, commencing August 15, 2011.

In connection with the issuance of the Notes, on February 24, 2011, BCFW entered into a registration rights agreement relating to the Notes, pursuant to which BCFW agreed to use its reasonable best efforts to file, and did initially file on July 15, 2011, the Exchange Offer Registration Statement, enabling holders to exchange the Notes for registered notes with terms substantially identical in all material respects to the Notes, except the exchange notes would be freely tradable. On October 19, 2011, the Exchange Offer Registration Statement was declared effective by the SEC, and we completed the exchange offer on December 2, 2011. The Previous Notes were purchased or redeemed in connection with the issuance of the Notes.

$1 Billion Senior Secured Term Loan Facility

In connection with the offering of the Notes, on February 24, 2011, BCFW refinanced its Previous Term Loan Facility with the proceeds of a $1,000.0 million New Term Loan Facility.

Like the Previous Term Loan Facility, the New Term Loan Facility is secured by (a) a perfected first priority lien on BCFW’s real estate, favorable leases, and machinery and equipment and (b) a perfected second priority lien on BCFW’s inventory and receivables, in each case subject to various limitations and exceptions. The New Term Loan Facility is to be repaid in quarterly payments of $2.5 million from January 30, 2016 to January 28, 2017, with the balance of the New Term Loan Facility due upon maturity on February 23, 2017. Beginning with the fiscal year ending on January 28, 2012, at the end of each fiscal year, BCFW is required to make a payment based on its available free cash flow (as defined in the credit agreement governing the New Term Loan Facility). This payment offsets future mandatory quarterly payments. During Fiscal 2011 the Company made $42.5 million of prepayments on the New Term Loan which will offset the mandatory quarterly payments through the second quarter of the Fiscal 2015. Based on our free cash flow calculation as of January 28, 2012, we were required to make an additional payment of $7.0 million. This payment further offsets our future mandatory quarterly payments through October 31, 2015 as well as a portion of the mandatory quarterly payment due on January 30, 2016.

The New Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFW, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the New Term Loan Facility (the New Term Loan Credit Agreement), for the trailing twelve months most recently ended and such ratios may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter.

The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the New Term Loan Credit Agreement, for the trailing twelve months most recently ended, and such ratios must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our New Term Loan, starts with consolidated net (loss) income for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The interest rates for the New Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the New Term Loan Credit Agreement) and (y) 1.50% (the New Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the New Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the New Term Loan Facility was 6.3% as of January 28, 2012.

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

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in its Consolidated Statements of Operations and Comprehensive Loss. Of the $37.8 million loss on the extinguishment of debt, $21.4 million represented early call premiums that the Company paid to the holders of its Previous Senior Notes and Previous Senior Discount Notes as a result of repurchasing both notes prior to their maturity. The remaining $16.4 million represented the write off of deferred financing fees related to the extinguished debt facilities.

In conjunction with the issuance of the new debt facilities, the Company paid $25.3 million of legal, consulting, audit related and placement fees. These costs were all deferred and recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets and will be amortized through the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Loss over the respective lives of the new debt facilities using the interest method.

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

Capital Expenditures

We incurred capital expenditures of $116.4 million, net of $32.4 million of landlord allowances, during Fiscal 2011. These capital expenditures include $62.2 million (net of the $32.4 million of landlord allowances) for store expenditures, $14.2 million for upgrades of distribution facilities, and $40.0 million for IT software and other capital expenditures.

For Fiscal 2012, we estimate that we will spend between $130 million and $140 million, net of the benefit of landlord allowances of approximately $30 million, for store openings, improvements to distribution facilities, information technology upgrades, and other capital expenditures. Of the total planned expenditures, approximately $90 million, net of the benefit of $30 million of landlord allowances, is currently expected for expenditures related to new stores, relocations and other store requirements. Capital of approximately $20 million is expected to support information technology and the remaining capital is currently expected to support continued distribution facility enhancements and other initiatives. As part of our growth strategy, we plan to open between 17 and 25 new BCF stores (exclusive of three relocations) and remodel/expand approximately 25 BCF stores during Fiscal 2012.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. Dividends equal to $297.9 million, $0.3 million, $0.2 million, and $3.0 million were paid during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, respectively. During Fiscal 2011, in connection with the offering of the Notes and the refinancing of the New Term Loan Facility, a cash dividend of approximately $300.0 million, in the aggregate, was declared payable to the equity holders of Parent on a pro rata basis. The dividend was approved by the Parent’s Board of Directors in February 2011 and $297.9 million of the dividend declared was paid in Fiscal 2011 and the remaining $2.1 million was recorded in “Current Liabilities” in the Company’s Consolidated Balance Sheet as of January 28, 2012 and will be paid during Fiscal 2012. Dividend payments during Fiscal 2010, the Transition Period and Fiscal 2009 were paid to Holdings in order to repurchase capital stock of the Parent from executives who left our employment.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of January 28, 2012:

	Payments Due By Period (in thousands)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter

Long-Term Debt Obligations (1)	$1,407,500	$6,953	$—	$10,547	$1,390,000
Interest on Long-Term Debt (2)	638,566	104,518	208,818	208,533	116,697
Capital Lease Obligations (3)	42,266	2,724	5,488	5,730	28,324
Operating Lease Obligations (4)	1,267,887	203,571	377,990	197,715	488,611
Related Party Fees (5)	16,830	4,000	8,000	4,830	—
Purchase Obligations (6)	471,621	470,029	1,592	—	—
Topic No. 740 and Other Tax Liabilities (7)	—	—	—	—	—
Letters of Credit (8)	35,300	35,300	—	—	—
Other (9)	1,004	1,004	—	—	—

Total	$3,880,974	$828,099	$601,888	$427,355	$2,023,632

Notes:

(1)	Excludes interest on Long-Term Debt and the ABL Line of Credit balance as of January 28, 2012 of $190.0 million, which is not required to be paid until maturity in 2016, but may be repaid at any time prior.
(2)	The interest rate related to the New Term Loan Facility was 6.3% as of January 28, 2012. The ABL Line of Credit agreement has no annual minimum principal payment requirements, and therefore principal and interest payments are excluded from the table above. Based on the ABL Line of Credit balance outstanding at January 28, 2012, interest payments would be $6.2 million within the next fiscal year, $12.4 million in the next 2 to 3 years and $9.8 million in the next 4 to 5 years.
(3)	Capital Lease Obligations include future interest payments.
(4)	Represents minimum rent payments for operating leases under the current terms.
(5)	Represent fees to be paid to Bain Capital under the terms of our advisory agreement with them (refer to Note 18 to our Consolidated Financial Statements entitled “Related Party Transactions” for further detail).
(6)	Represents commitments to purchase goods or services that have not been received as of January 28, 2012.
(7)	The Topic No. 740 liabilities represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $22.1 million exclusive of $12.5 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.
(8)	Represents irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements and utility agreements as of January 28, 2012 (refer to Note 17 to our Consolidated Financial Statements entitled “Commitments and Contingencies” for further discussion).
(9)	Represents severance agreements with former members of management. Our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths for a total of $3.0 million which is not reflected in the table above because the timing of the payments is unpredictable.

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by us. In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $2.4 million through the end of our fiscal year ending February 1, 2014, and which are not reflected in the table above. The scheduled future aggregate minimum rentals for these leases over the two consecutive fiscal years following Fiscal 2011 are $1.6 million and $0.8 million, respectively. We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of January 28, 2012.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill impairment, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

While there are a number of accounting policies, methods and estimates affecting our Consolidated Financial Statements as addressed in Note 1 to our Consolidated Financial Statements entitled “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

Revenue Recognition. We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. We present sales, net of sales taxes, in our Consolidated Statements of Operations and Comprehensive (Loss) Income. We account for layaway sales and leased department revenue in compliance with ASC Topic No. 605, Revenue Recognition in Financial Statements. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other Current Liabilities” in our Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

We estimate and recognize store value card breakage income in proportion to actual store value card redemptions and record such income in the line item “Other Income, Net” in our Consolidated Statements of Operations and Comprehensive (Loss) Income. We determine an estimated store value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized on a monthly basis in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote.

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory at cost and resulting gross margin are calculated by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that is widely used in the retail industry due to its practicality. Additionally, the use of the retail inventory method results in valuing inventory at the lower of cost or market if markdowns are currently taken as a reduction of the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation at cost as well as the resulting gross margin. Management believes that our retail inventory method and application of the average cost method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. Typically, estimates are used to record inventory shrinkage for the first three quarters of a fiscal year. Actual physical inventories are typically conducted during the fourth quarter of each fiscal year to calculate actual shrinkage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory requiring fourth quarter adjustments in a typical fiscal year. During the fourth quarter of Fiscal 2011, we recorded shrinkage adjustments of $5.7 million, as a result of actual shrink being less than what we had estimated.

We also estimate required aged inventory reserves. If actual market conditions are less favorable than those projected by management, additional markdowns may be required.

Long-Lived Assets. We test for recoverability of long-lived assets in accordance with Topic 360 whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. To the extent these future projections change, our conclusions regarding impairment may differ from the estimates. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, we recorded $1.2 million, $2.0 million, $12.0 million and $10.0 million, respectively, in impairment charges related to long-lived assets (exclusive of finite-lived intangible assets).

Intangible Assets. As discussed above, the Merger Transaction was completed on April 13, 2006 and was financed by a combination of borrowings under our senior secured credit facilities, the issuance of senior notes and senior discount notes and the equity investment of affiliates of Bain Capital and management. The purchase price, including transaction costs, was approximately $2.1 billion. All assets and liabilities were recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include tradenames, and net favorable lease positions. The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, estimates of cost avoidance, the specific characteristics of the identified intangible assets and our historical experience. Goodwill represents the excess of cost over the fair value of net assets acquired.

On an annual basis we compare the carrying value of our tradenames, which we consider to be indefinite-lived intangible assets to their estimated fair value. The determination of fair value is made using the “relief from royalty” valuation method. Inputs to the valuation model include:

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

During Fiscal 2011, Fiscal 2010 and the Transition Period, we did not record any impairment charges related to our indefinite-lived intangible assets. During Fiscal 2009 we recorded $294.6 million of impairment charges related to our indefinite-lived intangible assets in the line item “Impairment Charges – Tradenames” in our Consolidated Statement of Operations and Comprehensive (Loss) Income.

Our favorable leases, which we consider to be finite-lived intangible assets, are amortized over their respective lease terms, and are reviewed for impairment whenever circumstances change, in conjunction with the impairment testing of our long-lived assets as described above. If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some, or all, of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results. Impairment charges of $0.1 million, $34.6 million and $26.1 million were recorded related to our favorable leases during Fiscal 2011, the Transition Period and Fiscal 2009, respectively, and are included in the line item “Impairment Charges – Long-Lived Assets” in our Consolidated Statements of Operations and Comprehensive (Loss) Income. There were no impairment charges related to our finite-lived intangible assets during Fiscal 2010.

Goodwill Impairment. Goodwill represents the excess of cost over the fair value of net assets acquired. Topic No. 350 requires periodic tests of the impairment of goodwill. Topic No. 350 requires a comparison, at least annually, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. Our impairment analysis includes a number of assumptions around our future performance, which may differ from actual results. When this comparison indicates that impairment exists, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Our annual goodwill impairment review is typically performed during the beginning of May of the fiscal year. For Fiscal 2009, in response to several factors, including, but not limited to declines in the U.S. and international financial markets, decreased comparative store sales results of the peak holiday and winter selling seasons and our expectation that the then current comparative store sales trends would continue for an extended period, we determined that it was appropriate to perform our annual goodwill impairment testing in the third and fourth quarters of Fiscal 2009. There were no impairment charges recorded on the carrying value of our goodwill during Fiscal 2011, Fiscal 2010, the Transition Period, or Fiscal 2009.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $49.6 million at both January 28, 2012 and January 29, 2011.

Income Taxes. We account for income taxes in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740). Our provision for income taxes and effective tax rates are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions. Topic No. 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Topic No. 740 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Additionally, Topic No. 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2011. Historically, as the costs of merchandising and related operating expenses have increased, the Company has been able to mitigate the effect of such impact on the Company’s operations.

The U.S retail industry continues to face increased pressure on margins as commodity prices increase and the overall challenging retail conditions have led consumers to be more value conscious. Despite a plentiful supply of goods in the market, which historically created downward pricing pressure for wholesale purchases, we expect to continue to experience rising costs. Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, allows us the flexibility to purchase less pre-season with the balance purchased in-season and opportunistically. It also provides us the flexibility to shift purchases between suppliers and categories. This enables us to obtain better terms with our suppliers which we expect to help offset the expected rising costs of goods.

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

As more fully described in Note 9 to our Consolidated Financial Statements entitled, “Derivatives and Hedging Activities,” we enter into interest rate cap agreements to manage interest rate risks associated with our long-term debt obligations. Gains and losses associated with these contracts are accounted for as interest expense and are recorded under the caption “Interest Expense” on our Consolidated Statements of Operations and Comprehensive (Loss) Income. We continue to have exposure to interest rate risks to the extent they are not hedged.

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

At January 28, 2012, we had $474.0 million principal amount of fixed-rate debt and $1,139.1 million of floating-rate debt. Based on $1,139.1 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $11.3 million per year, resulting in $11.3 million less in our pre-tax earnings. As of January 29, 2011, we estimated that an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $9.5 million per year. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one point increase in interest rate were to occur over the next four fiscal quarters (excluding the effect of our interest rate cap agreements discussed below), such an increase would result in the following additional interest expenses (assuming our current ABL Line of Credit borrowing level remains constant with fiscal year end levels):

	(in thousands)
Floating-Rate Debt	Principal Outstanding at January 28, 2012	Additional Interest Expense Q1 2012	Additional Interest Expense Q2 2012	Additional Interest Expense Q3 2012	Additional Interest Expense Q4 2012

ABL Line of Credit	$190,000	$475	$475	$475	$475

Term Loan	949,123	2,349	2,350	2,351	2,352

Total	$1,139,123	$2,824	$2,825	$2,826	$2,827

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% for our first $900.0 million of borrowings under our variable rate debt obligations. If interest rates were to increase up to the 7% cap rate from the rates in effect as of January 28, 2012, for a full fiscal year, then our maximum interest rate exposure would be $12.8 million on borrowing levels of up to $900.0 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900.0 million. At January 28, 2012, our borrowing rate related to our ABL Line of Credit was 2.2%. At January 28, 2012, the borrowing rate related to our Term Loan was 6.3%.

We and our subsidiaries, affiliates, and significant shareholders may from time to time seek to retire or purchase our outstanding debt (including publicly issued debt) through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material. During Fiscal 2009, an affiliate of Bain Capital, LLC, our indirect controlling stockholder, purchased a portion of Holdings’ 14 1/2% Previous Senior Discount Notes due 2014 (the Purchased Notes). The Purchased Notes were sold in October of 2009.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	53
Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011	54
Consolidated Statements of Operations and Comprehensive (Loss) Income for the fiscal years ended January 28, 2012 and January 29, 2011, the 35 week period ended January 30, 2010 and the fiscal year ended May 30, 2009	55
Consolidated Statements of Cash Flows for the fiscal years ended January 28, 2012 and January 29, 2011, the 35 week period ended January 30, 2010 and the fiscal year ended May 30, 2009	56
Consolidated Statements of Stockholder’s Equity for the fiscal years ended January 28, 2012 and January 29, 2011, the 35 week period ended January 30, 2010 and the fiscal year ended May 30, 2009	58
Notes to Consolidated Financial Statements for the fiscal years ended January 28, 2012 and January 29, 2011, the 35 week period ended January 30, 2010 and the fiscal year ended May 30, 2009	59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Burlington Coat Factory Investments Holdings, Inc.

Burlington, NJ

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries (the “Company”) as of January 28, 2012 and January 30, 2010, and the related consolidated statements of operations and comprehensive (loss) income, stockholder’s (deficit) equity, and cash flows for the years ended January 28, 2012 and January 29, 2011, the 35 week period ended January 30, 2010 and the year ended May 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries as of January 28, 2012 and January 29, 2011, and the results of their operations and their cash flows for the years ended January 28, 2012 and January 29, 2011, the 35 week period ended January 30, 2010 and the year ended May 30, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 20, 2012

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share amounts)

	January 28, 2012	January 29, 2011

ASSETS
Current Assets:
Cash and Cash Equivalents	$35,664	$30,214
Restricted Cash and Cash Equivalents	34,800	30,264
Accounts Receivable (Net of Allowances for Doubtful Accounts of $85 at January 28, 2012, and $175 at January 29, 2011)	40,119	49,875
Merchandise Inventories	682,260	644,228
Deferred Tax Assets	23,243	24,835
Prepaid and Other Current Assets	40,062	36,109
Prepaid Income Taxes	21,319	16,447
Assets Held for Disposal	521	2,156

Total Current Assets	877,988	834,128

Property and Equipment—Net of Accumulated Depreciation	865,215	857,589
Tradenames	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	359,903	389,986
Goodwill	47,064	47,064
Other Assets	112,973	91,241

Total Assets	$2,501,143	$2,458,008

LIABILITIES AND STOCKHOLDER’S (DEFICIT)/EQUITY
Current Liabilities:
Accounts Payable	$276,285	$190,460
Income Taxes Payable	2,501	4,429
Other Current Liabilities	218,842	208,515
Current Maturities of Long Term Debt	7,659	14,264

Total Current Liabilities	505,287	417,668

Long Term Debt	1,605,464	1,358,021
Other Liabilities	224,352	215,528
Deferred Tax Liabilities	276,985	279,279

Commitments and Contingencies (Note 10, 12, 17, and 18)
Stockholder’s (Deficit)/Equity:
Common Stock, Par Value $0.01; Authorized 1,000 Shares; 1,000 Issued and Outstanding at January 28, 2012 and January 29, 2011
Capital in Excess of Par Value	474,569	466,754
Accumulated (Deficit)/Equity	(585,514)	(279,242)

Total Stockholder’s (Deficit)/Equity	(110,945)	187,512

Total Liabilities and Stockholder’s (Deficit)/Equity	$2,501,143	$2,458,008

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(All amounts in thousands)

	Year Ended January 28, 2012	Year Ended January 29, 2011	35 Weeks Ended January 30, 2010	Year Ended May 30, 2009
REVENUES:
Net Sales	$3,854,134	$3,669,602	$2,457,567	$3,541,981
Other Revenue	33,397	31,487	21,730	29,386

Total Revenue	3,887,531	3,701,089	2,479,297	3,571,367

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	2,363,464	2,252,346	1,492,349	2,199,766
Selling and Administrative Expenses	1,215,301	1,156,613	759,774	1,115,248
Restructuring and Separation Costs (Note 14)	7,438	2,200	2,429	6,952
Depreciation and Amortization	153,070	146,759	103,605	159,607
Impairment Charges – Long-Lived Assets	1,735	2,080	46,776	37,498
Impairment Charges – Tradenames	—	—	—	294,550
Other Income, Net	(9,942)	(11,346)	(15,335)	(5,998)
Loss on Extinguishment of Debt	37,764	—	—	—
Interest Expense (Inclusive of (Gain)/Loss on Interest Rate Cap Agreements)	129,121	99,309	59,476	102,716

Total Costs and Expenses	3,897,951	3,647,961	2,449,074	3,910,339

(Loss)/Income Before Income Tax (Benefit)/Expense	(10,420)	53,128	30,223	(338,972)

Income Tax (Benefit)/Expense	(4,148)	22,130	11,570	(147,389)

Net (Loss)/Income	(6,272)	30,998	18,653	(191,583)

Total Comprehensive (Loss)/Income	$(6,272)	$30,998	$18,653	$(191,583)

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Year Ended January 28, 2012	Year Ended January 29, 2011	35 Weeks Ended January 30, 2010	Year Ended May 30, 2009
OPERATING ACTIVITIES
Net (Loss) Income	$(6,272)	$30,998	$18,653	$(191,583)
Adjustments to Reconcile Net (Loss) Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	153,070	146,759	103,605	159,607
Amortization of Debt Issuance Costs	11,904	12,346	8,238	10,335
Impairment Charges—Long-Lived Assets	1,735	2,080	46,776	37,498
Impairment Charges—Tradenames	—	—	—	294,550
Accretion of Senior Notes and Senior Discount Notes	59	733	449	608
Interest Rate Cap Contracts-Adjustment to Market	3,165	5,500	(455)	(4,173)
Provision for Losses on Accounts Receivable	1,211	2,098	1,993	2,832
Provision for Deferred Income Taxes	(701)	886	(19,815)	(144,106)
Loss on Disposition of Fixed Assets and Leasehold Improvements	2,261	1,539	5,386	297
(Gain) Loss on Investments in Money Market Fund	—	(240)	(3,849)	4,661
Loss on Extinguishment of Debt—Write-off of Deferred Financing Fees	16,435	—	—	—
Non-Cash Stock Compensation Expense	5,797	2,230	994	6,124
Non-Cash Rent Expense	(5,363)	(1,485)	(3,327)	(296)
Excess Tax Benefit from Stock Based Compensation	32	—	—	—
Changes in Assets and Liabilities:
Accounts Receivable	(1,650)	(1,168)	(3,638)	(175)
Merchandise Inventories	(38,033)	(30,933)	28,538	77,696
Prepaid and Other Current Assets	(8,845)	(18,272)	2,013	(7,538)
Accounts Payable	85,824	50,659	(89,955)	(107,283)
Other Current Liabilities and Income Tax Payable	6,959	(28,183)	(8,737)	8,345
Deferred Rent Incentives	32,427	19,429	7,649	38,730
Other Long-Term Assets and Long-Term Liabilities	(10,032)	13,728	9,009	(13,833)

Net Cash Provided by Operations	249,983	208,704	103,527	172,296

INVESTING ACTIVITIES

Cash Paid for Property and Equipment	(153,373)	(132,131)	(60,035)	(129,957)
Change in Restricted Cash and Cash Equivalents	(4,536)	(27,659)	17	70
Proceeds (Expenses) From Sale of Property and Equipment and Assets Held for Sale	757	(38)	1,062	369
Lease Acquisition Costs	(557)	(422)	—	(3,978)
Redesignation of Cash Equivalents to Investment in Money Market Fund	—	—	—	(56,294)
Redemption of Investment in Money Market Fund	—	240	4,844	50,637
Purchase of Tradenames Rights	—	—	—	(6,250)
Other	(1,064)	48	38	123

Net Cash Used in Investing Activities	(158,773)	(159,962)	(54,074)	(145,280)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	1,073,700	204,200	444,315	857,051
Proceeds from Long Term Debt—Notes Payable	450,000	—	—	—
Proceeds from Long Term Debt—Term Loan	991,623	—	—	—
Principal Payments on Long Term Debt—ABL Line of Credit	(1,052,300)	(156,800)	(473,422)	(888,344)
Principal Repayments on Long Term Debt—Senior Discount Notes	(302,056)	—	—	—
Principal Repayments on Long Term Debt—Senior Notes	(99,309)	—	—	—
Principal Payments on Long Term Debt	(829)	(1,998)	(1,537)	(1,597)
Principal Payments on Long Term Debt—Term Loan	(42,500)	(87,202)	(5,998)	(2,057)
Principal Repayments on Previous Term Loan	(777,550)
Purchase of Interest Rate Cap Contract	—	—	—	(3,360)
Payment of Dividends	(297,917)	(251)	(212)	(3,000)
Stock Option Exercise and Related Tax Benefits	2,018	—	—	—
Debt Issuance Costs	(30,640)	(1,227)	(13,659)	—

Net Cash Used in Financing Activities	(85,760)	(43,278)	(50,513)	(41,307)

Increase (Decrease) in Cash and Cash Equivalents	5,450	5,464	(1,060)	(14,291)
Cash and Cash Equivalents at Beginning of Period	30,214	24,750	25,810	40,101

Cash and Cash Equivalents at End of Period	$35,664	$30,214	$24,750	$25,810

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$102,304	$79,187	$47,963	$96,543

Income Tax Payment (Refund), Net	$5,697	$41,505	$48,764	$(5,341)

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$12,969	$17,606	$10,667	$(1,849)

Notes Receivable from Sale of Assets Held for Sale	$—	$—	$(2,000)	$—

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(All amounts in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings (Accumulated Deficit)	Total

Balance at May 31, 2008	$—	$457,371	$(133,847)	$323,524

Net Loss			(191,583)	(191,583)
Stock Based Compensation	—	6,124		6,124
Dividend	—	—	(3,000)	(3,000)

Balance at May 30, 2009	—	463,495	(328,430)	135,065

Net Income	—	—	18,653	18,653
Stock Based Compensation	—	994	—	994
Dividend	—	—	(212)	(212)

Balance at January 30, 2010	—	464,489	(309,989)	154,500

Net Income	—	—	30,998	30,998
Excess Tax Benefit of Vested Restricted Stock	—	35	—	35
Stock Based Compensation	—	2,230	—	2,230
Dividend	—	—	(251)	(251)

Balance at January 29, 2011	—	466,754	(279,242)	187,512

Net Loss	—	—	(6,272)	(6,272)
Stock Options Exercised and Related Tax Benefits	—	2,018	—	2,018
Stock Based Compensation	—	5,797	—	5,797
Dividend	—	—	(300,000)	(300,000)

Balance at January 28, 2012	$—	$474,569	$(585,514)	$(110,945)

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business and Current Conditions

As of January 28, 2012, Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (the Company or Holdings) operated 477 stores in 44 states and Puerto Rico, selling apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department. As of January 28, 2012, the Company operated stores under the names “Burlington Coat Factory” (461 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (13 stores), and “Super Baby Depot” (one store). Cohoes Fashions offers products similar to that of Burlington Coat Factory. MJM Designer Shoes offers moderately priced designer and fashion shoes. The Super Baby Depot store offers baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During Fiscal 2011, the Company opened 17 net new Burlington Coat Factory Warehouse stores.

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

In the first quarter of Fiscal 2011, the Company completed the refinancing of its $900 million Senior Secured Term Loan (Previous Term Loan Facility), 11.1% Senior Notes (Previous Senior Notes), and 14.5% Senior Discount Notes (Previous Senior Discount Notes). As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were repurchased. These debt instruments were replaced when BCFWC completed the sale of $450 million aggregate principal amount of 10% Senior Notes due 2019 (the Notes) at an issue price of 100%. The Previous Term Loan Facility with a carrying value of $777.6 million at February 24, 2011 was replaced with a $1,000.0 million senior secured term loan facility (New Term Loan Facility) under which we borrowed net proceeds of $990.0 million. In connection with the offering of the Notes and the refinancing of the Previous Term Loan Facility, a cash dividend of $300.0 million in the aggregate was declared to the equity holders of Parent on a pro rata basis. Borrowings on our $600 million Available Business Line Senior Secured Revolving Facility (ABL Line of Credit) related to these refinancing transactions were $101.6 million. In addition, on September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016.

Significant declines in the United States and international financial markets and the resulting impact of such events on macroeconomic conditions have impacted customer behavior and consumer spending at retailers which impacts the Company’s sales trends. In response to these economic conditions, the Company implemented several initiatives to restructure its workforce (refer to Note 14 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion). The Company continues to focus on a number of ongoing initiatives aimed at improving its comparative store sales and operating results. The Company believes it is prudently managing its capital spending and operating expenses in response to the current macroeconomic conditions.

Despite the current trends in the retail environment and their negative impact on the Company’s comparative store sales, the Company believes that cash generated from operations will be sufficient to fund its expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that, should the economy decline, the Company would be able to continue to offset decreases in its comparative store sales with continued savings initiatives. At January 28, 2012, working capital was $337.9 million, cash and cash equivalents were $35.7 million and unused availability under the Company’s ABL Senior Secured Revolving Facility (ABL Line of Credit) was $242.6 million.

Fiscal Years

In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 the Company’s Board of Directors approved a change in the Company’s fiscal year from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to January 31. As a result, these Consolidated Financial Statements include the 52 week periods ended January 28, 2012 (Fiscal 2011) and January 29, 2011 (Fiscal 2010), the 35 week period ended January 30, 2010 (the Transition Period) and the 52 week period ended May 30, 2009 (Fiscal 2009). See Note 2 to the Company’s Consolidated Financial Statements entitled “Fiscal Year End Change” for the comparative Consolidated Statements of Operations and Comprehensive (Loss) Income for the Transition Period compared with the 35 week period ended January 31, 2009.

Basis of Presentation

The Consolidated Financial Statements include the subsidiaries of the Company, in which it has controlling financial interest through direct ownership. The Company has no operations and its only asset is 100% of the stock of BCFWC. All discussions of operations in this report relate to BCFWC, which are reflected in the Consolidated Financial Statements of the Company.

Principles of Consolidation

The Consolidated Financial Statements include the subsidiaries of the Company in which it has controlling financial interest through direct ownership. All intercompany accounts and transactions have been eliminated.

The Company was incorporated in the State of Delaware on April 10, 2006. The Company’s Certificate of Incorporation authorizes 1,000 shares of common stock, par value of $0.01 per share. All 1,000 shares are issued and outstanding and Burlington Coat Factory Holdings, Inc. (Parent) is the only holder of record of this stock.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in conformity with GAAP. Certain amounts included in the Consolidated Financial Statements are estimated based on historical experience, currently available information and management’s judgment as to the outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, actual results could differ from these estimates, and such differences could have a material impact on the Company’s Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Book cash overdrafts are included in the line item “Accounts Payable” on the Company’s Consolidated Balance Sheets for financial reporting purposes.

Accounts Receivable

Accounts receivable consists of credit card receivables, lease incentive receivables and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company provides for an allowance for doubtful accounts for amounts deemed uncollectible.

Inventories

Merchandise inventories are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, outbound freight from distribution centers, and freight on internally transferred merchandise in the line item “Cost of Sales” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Costs associated with the Company’s distribution, buying, and store receiving functions are included in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Distribution and purchasing costs included in the line item “Selling and Administrative Expenses” amounted to $84.6 million, $74.1 million, $40.1 million and $63.3 million for Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $8.9 million, $9.6 million, $12.3 million and $9.3 million, respectively.

Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term. The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates. The asset listed in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets, as of January 28, 2012, is a plot of land adjacent to one of the Company’s stores. As of January 29, 2011, the assets listed in the line item

“Assets Held for Disposal” in the Company’s Consolidated Balance Sheets was comprised of three owned parcels of land adjacent to three of the Company’s stores and an owned building which is currently vacant. Assets held for disposal as of January 28, 2012 and January 29, 2011 amounted to $0.5 million and $2.2 million, respectively.

Based on prevailing market conditions, the Company may determine that it is no longer advantageous to continue marketing certain assets and reclassify those assets out of the line item “Assets Held for Disposal” and into the respective asset category based on the lesser of their carrying value or fair value less cost to sell.

Property and Equipment

Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are depreciated over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The carrying value of all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). Refer to the section below entitled “Impairment of Long-Lived Assets” and Note 8 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion around impairment of long-lived assets.

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other” (Topic No. 350). Topic No. 350 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $23.0 million and $22.9 million relating to these costs during Fiscal 2011 and Fiscal 2010, respectively.

Purchased and internally developed software is amortized on a straight line basis over the product’s estimated economic life, which is generally three to five years. The net carrying value of software is included in the line item “Property and Equipment – Net of Accumulated Depreciation” on the Company’s Consolidated Balance Sheets and software amortization is included in the line item “Depreciation and Amortization” on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Intangible Assets

The Company accounts for intangible assets in accordance with Topic No. 350. The Company’s intangible assets primarily represent tradenames and favorable lease positions. The tradename asset, Burlington Coat Factory, is expected to generate cash flows indefinitely and does not have an estimable or finite useful life and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through multiple valuation techniques. During Fiscal 2009, the Company recorded impairment charges related to its tradenames of $294.6 million. See Note 6 to the Company’s Consolidated Financial Statements entitled “Intangible Assets” for further discussion of impairment charges recorded as part of the Company’s review.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 8 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets.” An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s risk adjusted rate of interest. During Fiscal 2011, the Company recorded $0.1 million of impairment charges related to identifiable intangible assets. There were no charges related to identifiable intangible assets during Fiscal 2010. The Company recorded impairment charges related to identifiable intangible assets of $34.6 million and $26.1 million during the Transition Period and Fiscal 2009, respectively. These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. The Company estimates the fair value of its reporting unit using widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. See Note 7 to the Company’s Consolidated Financial Statements entitled “Goodwill” for further discussion of the fair value of reporting unit goodwill.

Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with Topic No. 360. This Topic requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Also, long-lived assets and certain intangibles to be disposed of should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows by the Company’s risk adjusted rate of interest. The Company recorded impairment charges related to long-lived assets of $1.2 million, $2.0 million, $12.0 million and $10.0 million during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, respectively. These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 8 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Assets

Other assets consist primarily of deferred financing fees, landlord owned store assets that the Company has paid for as part of its lease, purchased lease rights and notes receivable. Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization. Amortization of deferred financing fees is recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Landlord owned assets represent leasehold improvements at certain stores where the landlord has retained title to such assets. These assets are amortized over the straight line rent period and the amortization is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Purchased lease rights are amortized over the straight line rent period and the amortization is recorded in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360. During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, the Company recorded impairment charges of $0.4 million, $0.1 million, $0.1 million and $1.4 million, respectively, related to landlord owned assets and purchased lease rights. These charges were recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. See Note 8 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $29.7 million and $30.2 million, as of January 28, 2012 and January 29, 2011, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self insurance reserves were $49.6 million as of both January 28, 2012 and January 29, 2011. At both January 28, 2012 and January 29, 2011, the portion of the self insurance reserve expected to be paid in the next twelve months of $19.1 million, was recorded in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets. The remaining balances of $30.5 million for both periods were recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. At January 28, 2012 and January 29, 2011, deferred lease incentives were $129.4 million and $123.0 million, respectively.

Common Stock

The Company has 1,000 shares of common stock issued and outstanding, all of which are owned by Parent. Parent has 51,674,204 shares of Class A common stock, par value $0.001 per share and 5,769,356 shares of Class L common stock, par value $0.001 per share, authorized. As of January 28, 2012, 45,942,093 shares of Class A common stock and 5,104,677 shares of Class L common stock were outstanding. As of January 29, 2011, 45,458,316 shares of Class A common stock and 5,050,924 shares of Class L common stock were outstanding.

Revenue Recognition

The Company records revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. The Company presents sales, net of sales taxes, in its Consolidated Statements of Operations and Comprehensive (Loss) Income. The Company accounts for layaway sales and leased department revenue in compliance with ASC Topic No. 605 “Revenue Recognition” (Topic No. 605). Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

The Company determines an estimated store value card breakage rate by continuously evaluating historical redemption data. Breakage income is recognized monthly in proportion to the historical redemption patterns for those store value cards for which the likelihood of redemption is remote. During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, the Company recorded $4.1 million, $2.7 million, $4.9 million and $3.1 million, respectively, of breakage income.

Other Revenue

Other revenue consists of rental income received from leased departments; subleased rental income; layaway, alteration, dormancy and other service charges, inclusive of shipping and handling revenues (Service Fees); and other miscellaneous items as shown in the table below:

	(in thousands)
	Years Ended		35 weeks Ended	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	May 30, 2009
Service Fees	$13,096	$12,453	$8,183	9,517
Rental Income from Leased Departments	9,566	7,843	5,997	8,699
Subleased Rental Income and Other Miscellaneous Items	10,735	11,191	7,550	11,170

Total	$33,397	$31,487	$21,730	29,386

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

Vendor Rebates and Allowances

Rebates and allowances received from vendors are accounted for in accordance with Topic No. 605, which specifically addresses whether a reseller should account for cash consideration received from a vendor as an adjustment of cost of sales, revenue, or as a reduction to a cost incurred by the reseller. Rebates and allowances received from vendors that are dependent on purchases of inventories are recognized as a reduction of cost of goods sold when the related inventory is sold or marked down.

Rebates and allowances that are reimbursements of specific expenses that meet the criteria of Topic No. 605 are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Reimbursements of expenses, exclusive of advertising rebates, amounted to $2.7 million, $1.9 million, $1.3 million and $2.6 million during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, respectively.

Advertising Costs

The Company’s net advertising costs consist primarily of television and newspaper costs. The production costs of net advertising are expensed as incurred. Net advertising expenses are included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, advertising expense was $77.6 million, $70.4 million, $49.4 million and $75.2 million, respectively.

The Company nets certain cooperative advertising reimbursements received from vendors that meet the criteria of Topic No. 605 against specific, incremental, identifiable costs incurred in connection with selling the vendors’ products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expenses were $0.6 million, $0.4 million, $0.2 million and $1.7 million during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, respectively.

Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets. During Fiscal 2011 and Fiscal 2009, the Company exchanged $13.9 million and $10.7 million, respectively, of inventory for certain advertising credits. During Fiscal 2010 and the Transition Period, the Company did not enter into any new barter agreements. To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $13.9 million and $10.7 million in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income during Fiscal 2011 and Fiscal 2009, respectively. The $16.9 million of unused advertising credits received as of January 28, 2012 are expected to be used over the eight consecutive fiscal years following Fiscal 2011.

The following table summarizes the prepaid advertising expense in the line items “Prepaid and Other Current Assets” and “Other Assets” in the Company’s Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011:

	(in thousands)
	January 28, 2012	January 29, 2011

Prepaid and Other Current Assets	$3,474	$2,681
Other Assets	13,406	4,864

Total Prepaid Advertising Expense	$16,880	$7,545

The following table details barter credit usage for Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009:

	(in thousands)
	Fiscal Years Ended		35 Weeks Ended	Fiscal Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	May 30, 2009
Barter Credit Usage	$4,712	$2,644	$1,816	$2,334

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

Topic No. 740 also clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Topic No. 740 requires the recognition in the Company’s Consolidated Financial Statements of the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position. The tax benefits recognized in the Company’s Consolidated Financial Statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Additionally, Topic No. 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company records interest and penalties related to unrecognized tax benefits as part of income taxes.

Other Income, Net

Other income, net, consists of investment income gains and losses, breakage income, net losses from disposition of fixed assets, and other miscellaneous income items. During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, the Company recognized $4.1 million, $2.7 million, $4.9 million and $3.1 million, respectively, of breakage income.

Comprehensive (Loss) Income

The Company presents Comprehensive (Loss) Income on its Consolidated Statements of Operations and Comprehensive (Loss) Income in accordance with ASC Topic No. 220 “Comprehensive Income.” During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009 there were no differences between Comprehensive (Loss) Income and net (loss) income.

Lease Accounting

The Company leases store locations, distribution centers and office space used in its operations. The Company accounts for these types of leases in accordance with ASC Topic No. 840, “Leases” (Topic No. 840) and subsequent amendments, which require that leases be evaluated and classified as operating or capital leases for financial reporting purposes. Assets held under capital leases are included in the line item “Property and Equipment – Net of Accumulated Depreciation” in the Company’s Consolidated Balance Sheets. For leases classified as operating, the Company calculates rent expense on a straight-line basis over the lesser of the lease term including renewal options, if reasonably assured, or the economic life of the leased premises, taking into consideration rent escalation clauses, rent holidays and other lease concessions. The Company commences recording rent expense during the store fixturing and merchandising phase of the leased property.

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date. There are 730,478 units reserved under the 2006 Management Incentive Plan (as amended). Each unit consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. As of January 28, 2012, 472,673 options to purchase units and 91,571 units of restricted stock were outstanding. During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, the Company recognized non cash stock compensation expense of $5.8 million, $2.2 million, $1.0 million and $6.1 million, respectively (refer to Note 11 to the Company’s Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock Based Compensation” for further details).

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

For comparative purposes, Consolidated Statements of Operations and Comprehensive (Loss) Income for the 35 week periods ended January 30, 2010 and January 31, 2009 are presented as follows:

	(in thousands)
	35 Weeks Ended
	January 30, 2010	January 31, 2009 (Unaudited)
REVENUES:
Net Sales	$2,457,567	$2,476,635
Other Revenue	21,730	20,277

Total Revenue	2,479,297	2,496,912

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization as Shown Below)	1,492,349	1,510,409
Selling and Administrative Expenses	759,774	761,062
Restructuring and Separation Costs (Note 14)	2,429	1,929
Depreciation and Amortization	103,605	106,823
Impairment Charges – Long-Lived Assets	46,776	28,134
Impairment Charges – Tradenames	—	279,300
Other Income, Net	(15,335)	(4,698)
Interest Expense (Inclusive of Gain/Loss on Interest Rate Cap Agreements)	59,476	74,263

Total Costs and Expenses	2,449,074	2,757,222

Income (Loss) Before Income Tax Expense (Benefit)	30,223	(260,310)

Income Tax Expense (Benefit)	11,570	(104,667)

Net Income (Loss)	18,653	(155,643)

Total Comprehensive Income (Loss)	$18,653	$(155,643)

3.	Recent Accounting Pronouncements

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that it is more likely than not the fair value of the reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for the Company on the first day of the fiscal year ending February 2, 2013 (Fiscal 2012). The Company does not expect the pronouncement to have a material financial impact on its financial position or results of operations.

4.	Restricted Cash and Cash Equivalents

At January 28, 2012, restricted cash and cash equivalents consisted of $34.8 million of collateral in lieu of a letter of credit for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit, which would ultimately reduce available borrowings on the Company’s ABL Line of Credit by $34.8 million. At January 29, 2011 restricted cash and cash equivalents consisted of $27.8 million of collateral in lieu of a letter of credit for certain insurance contracts and $2.5 million restricted contractually for the acquisition and maintenance of a building related to a store operated by the Company. During Fiscal 2011, the $2.5 million in restricted cash was distributed as required pursuant to the terms of the acquisition.

5.	Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	January 28, 2012	January 29, 2011

Land	N/A	$162,985	$160,998
Buildings	20 to 40 Years	358,631	353,187
Store Fixtures and Equipment	3 to 10 Years	435,783	383,927
Software	3 to 5 Years	141,630	118,630
Leasehold Improvements	Shorter of lease term or useful life	374,378	358,976
Construction in Progress	N/A	8,755	6,104

		1,482,162	1,381,822
Less: Accumulated Depreciation		(616,947)	(524,233)

Total Property and Equipment, Net of Accumulated Depreciation		$865,215	$857,589

As of January 28, 2012 and January 29, 2011, assets, net of accumulated amortization of $9.3 million, and $7.8 million, respectively, held under capital leases amounted to approximately $26.8 million and $28.5 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The total amount of depreciation expense during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009 was $117.3 million, $112.2 million, $80.4 million and $125.7 million, respectively.

During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, the Company recorded impairment charges related to Property and Equipment of $1.2 million, $2.0 million, $12.0 million and $10.0 million, respectively (refer to Note 8 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

Internally developed software is being amortized on a straight line basis over three to five years and is being recorded in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Depreciation and amortization of internally developed software amounted to $17.8 million, $13.9 million, $8.2 million and $20.7 million, respectively, during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009.

6.	Intangible Assets

The Company accounts for indefinite-lived intangible assets and finite-lived intangible assets in accordance with Topic No. 350 and Topic No. 360, respectively. In accordance with Topic No. 350, indefinite-lived intangible assets not subject to amortization shall be tested for impairment on an annual basis, and between annual tests in certain circumstances. The Company typically performs this assessment in the beginning of May of the fiscal year. During Fiscal 2011, Fiscal 2010 and the Transition Period, there were no circumstances that required the Company to perform additional Topic No. 350 testing. During Fiscal 2009, the Company concluded it was appropriate to test its indefinite-lived intangible assets for recoverability in the third fiscal quarter (refer to Note 7 to the Company’s Consolidated Financial Statements entitled “Goodwill” for further discussion regarding the Company’s decision to accelerate impairment testing under Topic No. 350 in Fiscal 2009).

In accordance with Topic No. 360, the Company tests long-lived assets and certain identifiable intangibles, including favorable leases, to be used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s risk adjusted interest rate (refer to Note 8 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion regarding the Company’s impairment testing under Topic No. 360).

Intangible assets at January 28, 2012 and January 29, 2011 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	January 28, 2012			January 29, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

Favorable Leases	$518,904	$(159,001)	$359,903	$521,561	$(131,575)	$389,986

Tradenames

The Company’s tradenames amounted to $238.0 million as of both January 28, 2012 and January 29, 2011. As part of the Company’s annual assessment in accordance with Topic No. 350, the fair value of the Company’s tradenames as of January 28, 2012 exceeded its carrying value indicating that the asset was not impaired.

The recoverability assessment with respect to the tradenames used in the Company’s operations requires the Company to estimate the fair value of the tradenames as of the assessment date. Such determination is made using “relief from royalty” valuation method. Inputs to the valuation model include:

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

Favorable Leases

The decrease in the gross carrying amount of the Company’s favorable leases from January 29, 2011 to January 28, 2012 reflects a reduction of $2.6 million of cost adjustments recorded during Fiscal 2010 which represented certain favorable leases becoming fully amortized during the period as well as a $0.1 million reduction as the result of the impairment of two stores (refer to Note 8 entitled “Impairment of Long-Lived Assets” for further discussion).

Accumulated amortization of favorable leases as of January 28, 2012 reflects increased amortization expense of $29.9 million, partially offset by a decrease of $2.5 million related to a cost adjustment, as discussed above, which decreased both the carrying cost and accumulated amortization of the favorable leases.

The weighted average amortization period remaining for the Company’s favorable leases is 15.9 years. Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)

2012	$28,574
2013	27,953
2014	26,786
2015	25,676
2016	24,464

Total	$133,453

7.	Goodwill

Goodwill totaled $47.1 million as of both January 28, 2012 and January 29, 2011. The Company accounts for goodwill in accordance with Topic No. 350. In accordance with Topic No. 350, goodwill shall be tested for impairment on an annual basis, and between annual tests in certain circumstances. The Company typically performs this testing during the beginning of May of each fiscal year. During Fiscal 2011, Fiscal 2010 and the Transition Period, there were no triggering events that required the Company to accelerate its Topic No. 350 impairment testing. During Fiscal 2009, the Company concluded that it was appropriate to test its goodwill for recoverability in connection with the preparation of the Company’s Condensed Consolidated Financial Statements for the third quarter of Fiscal 2009 (the three month period ended February 28, 2009) in light of the following factors:

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

The Company revised its business strategies to include a more moderate store opening plan which reduced future projections of revenue and operating results offset by initiatives that were implemented to reduce the Company’s cost structure as discussed in Note 14 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs.” As a result of the review, the Company assessed that there was no goodwill impairment during Fiscal 2009.

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

Based upon the Company’s impairment analysis of recorded goodwill during Fiscal 2011, the Company determined that there was no goodwill impairment. The Company believes its estimates were appropriate based upon the current market conditions. However, future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitability projections or the weighted average cost of capital increases or market valuation multiples associated with peer group companies continue to decline. There have been no goodwill impairments since the Merger Transaction.

8.	Impairment of Long-Lived Assets

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

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. The Company bases these estimates upon its past and expected future performance. The Company believes its estimates are appropriate in light of current market conditions. However, future impairment charges could be required if the Company does not achieve its current revenue or cash flow projections. The impairment charges noted below are primarily related to a decline in revenues of the respective stores as a result of unfavorable weather conditions and the declining macroeconomic conditions that are negatively impacting the Company’s current comparative store sales.

Impairment charges recorded during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009 amounted to $1.7 million, $2.1 million, $46.8 million and $37.5 million, respectively. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended		35 Weeks Ended	Fiscal Year Ended
Asset Categories	January 28, 2012	January 29, 2011	January 30, 2010	May 30, 2009

Leasehold Improvements	$652	$779	$9,443	$6,282
Furniture and Fixtures	457	1,148	2,284	2,086
Other Assets	410	60	116	1,426
Favorable Leases	165	—	34,642	26,080
Other Property and Equipment	51	93	291	1,624

Total	$1,735	$2,080	$46,776	$37,498

The impairment of store level assets related to seven of the Company’s stores for Fiscal 2011, nine of the Company’s stores for Fiscal 2010, 33 of the Company’s stores during the Transition Period and 37 of the Company’s stores during Fiscal 2009.

As noted above, long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. The seven stores that were impaired during Fiscal 2011 and the nine stores that were impaired during Fiscal 2010 were 100% impaired and therefore had zero fair value as of January 28, 2012 and January 29, 2011 and would be categorized as Level 3 – Significant Un-Observable Inputs as defined below in Note 16 to the Company’s Consolidated Financial Statements entitled “Fair Value of Financial Instruments.”

9.	Derivatives and Hedging Activities

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company does not monitor its interest rate cap agreements for hedge effectiveness and therefore does not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt. Instead, the interest rate cap agreements are adjusted to market on a quarterly basis. As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income and in the line item “Interest Rate Cap Contract – Adjustment to Market” in the Company’s Consolidated Statements of Cash Flows.

As of January 28, 2012, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	January 28, 2012		January 29, 2011
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$114	Other Assets	$3,279

(in thousands)
Liability Derivatives
	January 28, 2012		January 29, 2011
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—

	(in thousands)
	(Gain)/Loss on Derivatives Instruments
		Amount of Loss or (Gain) Recognized in Income on Derivatives
		Years Ended		35 Weeks Ended	Year Ended
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives	January 28, 2012	January 29, 2011	January 30, 2010	May 30, 2009

Interest Rate Cap Agreements	Interest Expense	$3,165	$5,500	$(455)	$(4,173)

On May 31, 2011, the Company’s $600 million and $300 million interest rate cap agreements, each with a cap rate of 7% were terminated and two new interest rate cap agreements became effective. Each new agreement has a notional principal amount of $450 million with a cap rate of 7.0% and terminates on May 31, 2015. The Company has not elected hedge accounting treatment for its interest rate cap agreements. The Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Consolidated Statements of Operations and Comprehensive Loss (Income) and in the line item “Interest Rate Cap Contract – Adjustment to Market” in the Company’s Consolidated Statements of Cash Flow.

10.	Long-Term Debt

Long-Term Debt consists of:

	(in thousands)
	January 28, 2012	January 29, 2011

$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.50%) plus 4.8% due in quarterly payments of $2,500 from January 30, 2016 to January 28, 2017, matures with balance due on February 23, 2017.	$949,123	$—
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2012 to February 15, 2019.	450,000	—
$900,000 Senior Secured Term Loan Facility, Libor plus 2.3%.	—	777,550
$600,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance, expires September 2, 2016.	190,000	168,600
Senior Notes, 11.1%.	—	301,997
Senior Discount Notes, 14.5%.	—	99,309
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012	—	200
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011	—	82
Capital Lease Obligations	24,000	24,547

Total debt	1,613,123	1,372,285

Less: current maturities	(7,659)	(14,264)

Long-term debt, net of current maturities	$1,605,464	$1,358,021

Term Loan

$1 Billion Senior Secured Term Loan Facility

In connection with the offering of the Notes, on February 24, 2011, BCFWC, exclusive of subsidiaries, (referred to herein as “BCFW”) refinanced its Previous Term Loan Facility with the proceeds of the New Term Loan Facility.

Like the Previous Term Loan Facility, the New Term Loan Facility is secured by (a) a perfected first priority lien on BCFW’s real estate, favorable leases, and machinery and equipment and (b) a perfected second priority lien on BCFW’s inventory and receivables, in each case subject to various limitations and exceptions. The New Term Loan Facility is to be repaid in quarterly payments of $2.5 million from January 30, 2016 to January 28, 2017, with the balance of the New Term Loan Facility due upon maturity on February 23, 2017. Beginning with the fiscal year ending on January 28, 2012, at the end of each fiscal year, BCFW is required to make a payment based on its available free cash flow (as defined in the credit agreement governing the New Term Loan Facility). This payment offsets future mandatory quarterly payments. During Fiscal 2011 the Company made $42.5 million of prepayments on the New Term Loan which will offset the mandatory quarterly payments through the second quarter of the Fiscal 2015. Based on the Company’s free cash flow calculation as of January 28, 2012, the Company is required to make an additional payment of $7.0 million. This payment further offsets our future mandatory quarterly payments through October 31, 2015, as well as a portion of the mandatory quarterly payment due on January 30, 2016.

The New Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFW, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the New Term Loan Facility (the New Term Loan Credit Agreement), for the trailing twelve months most recently ended, and such ratios that may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter.

The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the New Term Loan Credit Agreement, for the trailing twelve months most recently ended, and such ratios that must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our New Term Loan, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net (loss), (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The interest rates for the New Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the New Term Loan Credit Agreement) and (y) 1.50% (the New Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the New Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the New Term Loan Facility was 6.3% as of January 28, 2012.

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

In accordance with ASC Topic No. 470-50, “Debt – Modifications and Extinguishments” (Topic No. 470), the transactions noted above were determined to be an extinguishment of the existing debt and an issuance of new debt. As a result, the Company recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in its Consolidated Statements of Operations and Comprehensive Loss (Income). Of the $37.8 million loss on the extinguishment of debt, $21.4 million represented early call premiums that the Company paid to the holders of its Previous Senior Notes and Previous Senior Discount Notes as a result of repurchasing both notes prior to their maturity. The remaining $16.4 million represented the write off of deferred financing fees related to the extinguished debt facilities.

In conjunction with the issuance of the new debt facilities, the Company paid $25.3 million of legal, consulting, audit related and placement fees. These costs were all deferred and recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets and will be amortized through the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Loss (Income) over the respective lives of the new debt facilities using the effective interest method.

ABL Line of Credit

On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. The aggregate amount of commitments under the amended and restated credit agreement is $600 million and, subject to the satisfaction of certain conditions, the Company may increase the aggregate amount of commitments up to $900 million. Interest rates under the amended and restated credit agreement are based on LIBO rates as determined by the administrative agent plus an applicable margin of 1.75% to 2.25% based on daily availability, or various prime rate loan options plus an applicable margin of 0.75% to 1.25% based on daily availability. The fee on the average daily balance of unused loan commitments is 0.375%. Prior to the modification, commitment fees of 0.25% were charged on the unused portion of the facility and were included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.

The Company believes that the amended and restated credit agreement provides the liquidity and flexibility to meet its operating and capital requirements over the next five years. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year. As a result of the amended and restated credit agreement, the Company capitalized $4.2 million in deferred debt charges that will be expensed over the life of the amended and restated credit agreement and wrote off $4.7 million in deferred charges from the prior credit agreement.

At January 28, 2012, the Company had $242.6 million available under the ABL Line of Credit. The maximum borrowings under the ABL Line of Credit during Fiscal 2011 and Fiscal 2010 were $195.0 million and $171.8 million, respectively. Average borrowings under the ABL Line of Credit amounted to $79.2 million at an average interest rate of 3.3% during Fiscal 2011 and

$10.5 million at an average interest rate of 2.7% during Fiscal 2010. At January 28, 2012 and January 29, 2011, $190.0 million and $168.6 million, respectively, were outstanding under the ABL Line of Credit and were included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheets. Borrowings as of January 28, 2012 and January 29, 2011 were due to the working capital management strategy in place at the end of the year which required increased borrowings in order to accelerate certain accounts payable payments in both years.

At January 28, 2012 and January 29, 2011, the Company’s borrowing rate related to the ABL Line of Credit was 2.2% and 5.1%, respectively. At January 28, 2012 and January 29, 2011, the Company’s borrowing rates related to the Term Loan were 6.3% and 2.6%, respectively.

Both the New Term Loan and the ABL Line of Credit are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries (with the exception of one immaterial non-guarantor subsidiary). As of January 28, 2012, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and the New Term Loan Facility, as well as the indenture governing the Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

Senior Notes Offering and Extinguishment of Previous Notes

On February 24, 2011, BCFW issued $450.0 million aggregate principal amount of 10% Senior Notes due 2019 at an issue price of 100% (the Notes). The Notes were issued pursuant to an indenture, dated February 24, 2011 (the Indenture), among BCFWC, the guarantors signatory thereto, and Wilmington Trust FSB.

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

All of BCFW’s Previous Senior Notes and all of the Previous Senior Discount Notes were purchased or redeemed in connection with the issuance of the Notes.

Scheduled maturities of the Company’s long-term debt and capital lease obligations, as they exist as of January 28, 2012, in each of the next four fiscal years and thereafter are as follows:

	(in thousands)
Fiscal years ending in	Long-Term Debt	Capital Lease Obligations	Total

2012	$6,953	$706	$7,659
2013	—	778	778
2014	—	868	868
2015	547	1,059	1,606
2016 and Thereafter	1,590,000	20,589	1,610,589

Total	1,597,500	24,000	1,621,500
Less: Unamortized Discount	(8,377)	—	(8,377)

Total	1,589,123	24,000	1,613,123
Less: Current Portion	(6,953)	(706)	(7,659)

Long Term Debt	$1,582,170	$23,294	$1,605,464

The capital lease obligations noted above are exclusive of interest charges of $2.0 million, $2.0 million, $1.9 million, $1.8 million and $10.6 million for the fiscal years ended February 2, 2013, February 1, 2014, January 31, 2015, January 30, 2016 and thereafter, respectively.

The Company has $31.5 million and $29.2 million in deferred financing fees related to its long term debt instruments recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets as of January 28, 2012 and January 29, 2011, respectively. Amortization of deferred financing fees amounted to $8.3 million, $12.3 million, $8.2 million and $10.3 million during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, respectively, and is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. During Fiscal 2011 the Company recorded $33.6 million of new deferred financing fees related to the New Term Loan Facility, the Notes and the ABL Line of Credit and wrote off $23.0 million of previously capitalized deferred costs related to the Previous Term Loan, Previous Senior Notes, Previous Senior Discount Notes and the ABL Line of Credit which were all settled in connection with the refinancing transactions described above. Amortization expense related to the deferred financing fees as of January 28, 2012 for each of the next four fiscal years and thereafter is estimated to be as follows:

Fiscal years	(in thousands)

2012	$5,996
2013	5,937
2014	5,913
2015	5,887
2016 and Thereafter	7,799

Total	$31,532

Deferred financing fees have a weighted average amortization period of approximately 5.5 years.

11.	Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors (the Board) adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to directors, executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock. As of January 28, 2012, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

Non-cash stock compensation expense during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009 amounted to $5.8 million, $2.2 million, $1.0 million and $6.1 million, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Years Ended		35 Weeks Ended		Years Ended
Type of Non-Cash Stock Compensation	January 28, 2012	January 29, 2011	January 30, 2010		May 30, 2009
Stock Compensation – Separation Costs	$—	$—	$56	(b)	$2,425	(a)
Stock Option Compensation (b)	4,610	1,378	180		3,448
Restricted Stock Compensation (b)	1,187	852	758		251

Total	$5,797	$2,230	$994		$6,124

(a)	Included in the line item “Restructuring and Separation Costs” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.
(b)	Included in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

The $0.1 million and $2.4 million, respectively, of stock compensation – separation costs during the Transition Period and Fiscal 2009 relate to the separation of certain executives from the Company during the Transition Period and the separation of the Company’s former President and Chief Executive Officer (Former CEO) from the Company during Fiscal 2009. These costs are related to the purchase of a portion of the former executives’ and the Former CEO’s restricted stock and the acceleration of certain options previously granted to the Former CEO (refer to Note 14 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further information regarding the separation of the Former CEO from the Company).

Stock Options

Options granted during Fiscal 2011 were all service-based awards granted at exercise prices of $50 per unit and $120 per unit. Options granted during Fiscal 2010, the Transition Period and Fiscal 2009 were all service-based awards and had exercise prices of $90 per unit and $180 per unit.

On April 24, 2009, Parent’s Board approved new forms of: (i) Non-Qualified Stock Option Agreements applicable to certain members of executive management and other members of management, both of which are substantially similar to the pre-existing form of the Non-Qualified Stock Option Agreement with the exception that the new forms grant options to purchase units of Parent’s common stock at two (instead of three) exercise prices, of which two-thirds of the options granted were at an exercise price of $90 per unit and one-third was at an exercise price of $180 per unit, whereas previously the options under an award were divided equally between exercise prices of $100 or $90 per unit, $180 per unit and $270 per unit; and (ii) Restricted Stock Grant Agreements applicable to certain members of executive management and other members of management, both of which are substantially similar to the pre-existing form of Restricted Stock Agreement except that:

•

awards granted under the new agreements vest 50% on the second anniversary of the grant date and 50% on the third anniversary of the grant date (instead of vesting 100% on the first anniversary of the grant date); and

•	the new agreements contain a mechanism by which recipients of awards granted thereunder may comply with certain of their income tax obligations relating to such awards.

In order to conform outstanding options to the new forms of Non-Qualified Stock Option Agreements described above, on April 24, 2009, the Board also approved amendments to (i) then outstanding option agreements entered into prior to 2007 in order to lower the exercise price of options issued at an exercise price of $270 per unit to $90 per unit; provided, however, that the modified options commenced a new five year vesting period from and after the date of each amendment; and (ii) then outstanding option agreements entered into after 2006 in order to (a) re-price options issued at an exercise price of $100 per unit to $90 per unit; and (b) lower the exercise price of options issued at $270 per unit to $90 per unit, as stated above. The incremental compensation cost resulting from the modifications over the remaining vesting period of the options at the time of modification was $1.2 million, which was expected to be recognized by the Company over the next 5.0 years from the date of modification. As a result of expense incurred and changes to the Company’s forfeiture estimates, the Company expects to recognize the remaining $0.3 million of expense over the next 2.3 years. Incremental compensation expense recognized during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009 related to the modification was $0.1 million, $0.1 million, $0.1 million and less than $0.1 million, respectively.

In April 2011, the Parent’s Board of Directors, in order to reflect the dividends paid in connection with the Company’s February 2011 debt refinancing (as discussed in further detail in Note 10 to the Company’s Consolidated Financial Statements entitled “Long Term Debt”), approved a reduction of the exercise prices of each then outstanding option from $90 per unit and $180 per unit, respectively, to $30.60 and $120.60 per unit, respectively, without affecting the existing vesting schedules thereof. Upon application of modification accounting, which contemplates fair value of awards both before and after the debt refinancing and related dividends, the stock compensation cost did not change as a result of this modification.

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

As of January 28, 2012, the Company had 472,673 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with Topic No. 718 using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards.

During Fiscal 2011, the Company recognized non-cash stock option compensation expense of $4.6 million ($2.8 million after tax), inclusive of a $2.3 million forfeiture adjustment as a result of actual forfeitures being less than initially estimated. During Fiscal 2010, the Company recognized non-cash stock option compensation expense of $1.4 million ($0.8 million after tax), net of a $1.4 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated. During the Transition Period, the Company recognized non-cash stock compensation expense of $0.2 million ($0.1 million after tax), net of a $1.7 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated. During Fiscal 2009, the Company recognized non-cash stock option compensation expense of $3.4 million ($1.9 million after tax) , net of $1.2 million of forfeiture adjustments that were recorded as a result of actual forfeitures being higher than initially estimated.

Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. As of January 28, 2012, there was approximately $4.8 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 5.0 years. The service-based awards are expensed on a straight-line basis over the requisite service period of 5 years. As of January 28, 2012, 38.5% of outstanding options to purchase units had vested.

Stock option transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit

Options Outstanding May 30, 2009	488,500	$123.62

Options Issued	52,000	120.00
Options Forfeited	(62,000)	120.00

Options Outstanding January 30, 2010	478,500	$123.70

Options Issued	82,000	120.00
Options Forfeited	(71,001)	120.00

Options Outstanding January 29, 2011	489,499	$123.62

Options Issued	94,500	72.12
Options Exercised	(60,549)	33.97
Options Forfeited	(50,777)	81.56

Options Outstanding January 28, 2012	472,673	$69.86

Non-vested stock option unit transactions during Fiscal 2011 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, January 29, 2011	324,100	$38.28

Non-Vested Options Granted	94,500	24.44

Non-Vested Options Vested	(95,132)	38.79

Non-Vested Options Forfeited	(33,004)	35.88

Non-Vested Options Outstanding, January 28, 2012	290,464	$34.12

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of January 28, 2012:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At January 28, 2012	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at January 28, 2012	Weighted Average Remaining Contractual Life (Years)
$30.60	244,797	6.8	99,774	5.4
$50.00	57,004	9.5	—	—
$120.00	28,496	9.5	—	—
$120.60	128,376	6.0	68,435	4.5
$270.00	14,000	1.1	14,000	1.1

	472,673		182,209

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of January 28, 2012
$30.60	204,391	6.7	$30.60
$50.00	45,600	9.5	$50.00
$120.00	22,800	9.5	$120.00
$120.60	111,247	5.8	$120.60
$270.00	14,000	1.1	$270.00

	398,038

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009:

	Fiscal 2011	Fiscal 2010	35 Weeks Ended January 30, 2010	Fiscal 2009

Risk-Free Interest Rate	1.3 – 3.4%	1.8 – 3.4%	2.9 – 3.5%	2.5 – 2.8%
Expected Volatility	31.10%	38.2%	46.6%	49.1%
Expected Life (years)	6.4 – 9.3	6.6 – 9.5	6.0 – 9.9	7.3 – 8.7
Contractual Life (years)	10.0	10.0	10.0	10.0
Expected Dividend Yield	0.0%	0.0%	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$30.60	$34.18	$N/A	$N/A	$N/A
$50.00	$27.06	$N/A	$N/A	$N/A
$90.00	$N/A	$49.80	$26.31	$21.77
$120.00	$18.34	$N/A	$N/A	$N/A
$120.60	$20.39	$N/A	$N/A	$N/A
$180.00	$N/A	$34.45	$24.24	$26.24
$270.00	$N/A	$N/A	$N/A	$25.38

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from changes in the Company’s business forecast, market conditions and changes in the fair value and book value of the Company’s debt. For additional information, refer to Note 7 to the Company’s Consolidated Financial Statements entitled “Goodwill.”

Restricted Stock Awards

Under the Plan, the Company also has the ability to grant restricted stock awards (Awards). During Fiscal 2011 and Fiscal 2010, the Company did not grant any Awards. During the Transition Period, the Company made one grant of 840 Awards of restricted stock at a weighted average fair value per Grant of $56.36. This grant vests 50% on the second anniversary of the grant and 50% on the third anniversary of the grant. During Fiscal 2009, The Company granted 114,245 Awards at a weighted average fair value per Award of $48.32. The fair value of each unit of restricted stock granted under the Plan is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of shares of common stock outstanding. All Awards of restricted stock granted to date under the Plan are service-based awards. Following a change of control, as defined by the Plan, all unvested Awards shall accelerate and vest as of the date of such change of control.

During Fiscal 2011, the Company recorded $1.2 million, inclusive of a $0.2 million forfeiture adjustment related to actual forfeitures being lower than initially estimated. During Fiscal 2010, the Transition Period and Fiscal 2009, the Company recorded $0.9 million, net of a $0.2 million forfeiture adjustment related to actual forfeitures being higher than initially estimated, $0.8 million, net of a $0.1 million forfeiture adjustment related to actual forfeitures being higher than initially estimated, and $0.3 million, respectively, of non-cash restricted stock compensation expense. There was no forfeiture adjustment during Fiscal 2009. These expenses were included in the line item “Selling and Administrative Expense” on the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. As of January 28, 2012, there was approximately $0.2 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 5 months. Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years. At January 28, 2012, 63,449 of the outstanding Awards of restricted stock had vested.

Award Grant and Forfeiture Activity for the Transition Period, Fiscal 2011 and Fiscal 2010 are summarized below:

Number of Awards
Awards Outstanding May 30, 2009	142,032

Awards Granted	840
Awards Forfeited	(22,813)

Awards Outstanding January 30, 2010	120,059

Awards Granted	—
Awards Forfeited	(21,692)

Awards Outstanding January 29, 2011	98,367

Awards Granted	—
Awards Forfeited	(6,796)

Awards Outstanding January 28, 2012	91,571

Award Grant, Vesting and Forfeiture transactions during Fiscal 2011 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards

Non-Vested Awards Outstanding, January 29, 2011	71,140	$47.27

Awards Granted	—	—

Awards Vested	(36,222)	48.57

Awards Forfeited	(6,796)	45.80

Non-Vested Awards Outstanding, January 28, 2012	28,122	$45.96

12.	Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal years	Operating Leases (a)	Capital Leases

2012	$207,169	$2,724
2013	208,512	2,733
2014	182,742	2,755
2015	158,130	2,865
2016 and Thereafter	595,859	31,189

Total Minimum Lease Payments	1,352,412	42,266
Amount Representing Interest	—	(18,266)

Total Future Minimum Lease Payments	$1,352,412	$24,000

a)	Total future minimum lease payments include $32.3 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $118.5 million of minimum lease payments for 11 stores that the Company has committed to open during Fiscal 2012.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $41.8 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009:

	(in thousands)
	Year Ended		35 Weeks Ended	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	May 30, 2009
Rent Expense:
Minimum Rental Payments	$197,327	$182,473	$117,737	$170,134
Contingent Rental Payments	2,689	1,882	912	1,515
Straight-Line Rent Expense	9,211	10,639	4,196	7,358
Lease Incentives Amortization	(15,869)	(13,043)	(7,543)	(9,090)
Amortization of Purchased Lease Rights	901	857	560	956

Total Rent Expense	194,259	182,808	115,862	170,873

Less All Rental Income	(19,113)	(17,711)	(12,741)	(18,546)

Total Net Rent Expense	$175,146	$165,097	$103,121	$152,327

13.	Employee Retirement Plans

The Company has a discretionary noncontributory profit-sharing plan covering employees who meet age and service requirements. The Company also provides additional retirement security to participants through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code (401(k) Plan). Participation in the salary deferral feature is voluntary. Employees may, up to certain prescribed limits, contribute to the 401(k) Plan and a portion of these contributions are matched by the Company (401(k) Plan Match).

During Fiscal 2011, the Company recorded $3.6 million of 401(k) Plan Match expense. Under the Company’s 401(k) Plan, the Company is able to utilize monies recovered through forfeitures to fund some or all of the annual 401(k) Plan Match expense. A forfeiture is the portion of the Company’s profit sharing contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such contribution. The Company used $0.2 million of 401(k) Plan forfeitures during Fiscal 2011 to fund a portion of the 401(k) Plan Match for the 2011 401(k) Plan year, which ended on December 31, 2011.

During Fiscal 2010, the Company recorded $2.4 million of 401(k) Plan Match expense. The Company used $0.7 million of 401(k) Plan forfeitures during Fiscal 2010 to fund a portion of the 401(k) Plan Match for the 2010 401(k) Plan year, which ended on December 31, 2010.

During the Transition Period, the Company recorded $0.3 million of 401(k) Plan Match expense. The Company used $3.5 million of 401(k) Plan forfeitures during the Transition Period to fund the entire 401(k) Plan Match for the 2009 401(k) Plan year. The $0.3 million of 401(k) expenses recorded during the Transition Period represented 401(k) Plan Match expense for the Company’s 2010 401(k) Plan year which began on January 1, 2010. The Company used $3.9 million of 401(k) Plan forfeitures during Fiscal 2009 to fund the entire 401(k) Plan match for the 2008 401(k) Plan year.

14.	Restructuring and Separation Costs

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In accordance with Topic No. 420, the Company recorded a liability for one-time benefit costs related to (i) the Company’s reorganization of certain positions within its stores and corporate locations during Fiscal 2011, (ii) the workforce reduction described below during Fiscal 2009, and (iii) the separation of the Company’s former President and Chief Executive Officer (Former CEO) from the Company during the fiscal year ended May 30, 2009.

During Fiscal 2011, in an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations. These changes to the Company’s workforce during Fiscal 2011 resulted in severance and restructuring charges of $7.4 million, which were recorded in the line item “Restructuring and Separation Costs” in the Company’s Consolidated Statement of Operations and Comprehensive Loss (Income).

In an effort to better align the Company’s resources with its business objectives, during Fiscal 2009, the Company reviewed all areas of the business to identify efficiency opportunities to enhance the organization’s performance. In light of the then current challenging economic and retail sales environments, the Company executed the implementation of several initiatives, including some that resulted in the elimination of certain positions and the restructuring of certain other jobs and functions. These reductions, which continued through the Transition Period and, to a lesser extent, Fiscal 2010, resulted in severance and related payroll tax charges during Fiscal 2010, the Transition Period and Fiscal 2009 of $2.2 million, $2.4 million and $2.8 million, respectively.

Additionally, on February 16, 2009, the Former CEO entered into a separation agreement with the Company. As part of his separation agreement, the Company paid the Former CEO’s salary through May 30, 2009 at which time continuation payments and other benefits payable as provided in his separation agreement commenced. The continuation payments were paid out in biweekly installments through May 30, 2011. Total continuation payments and other benefits payable to the Former CEO pursuant to the terms of his separation agreement amounted to $4.2 million, $2.4 million of which were non-cash stock compensation.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” and “Other Liabilities” in the Company’s Consolidated Balance Sheet:

(in thousands)
	January 29, 2011	Charges	Cash Payments	January 28, 2012
Severance-Restructuring (a)	$6	$5,011	$(5,017)	$—
Severance-Separation Cost (b)	1,231	2,427	(2,679)	979

Total	$1,237	$7,438	$(7,696)	$979

(in thousands)
	January 30, 2010	Charges	Cash Payments	Other	January 29, 2011
Severance-Restructuring (a)	$1,560	$—	$(1,444)	$(110)	$6
Severance-Separation Cost (b)	912	2,310	(1,991)	—	1,231

Total	$2,472	$2,310	$(3,435)	$(110)	$1,237

(in thousands)
	May 30, 2009	Charges	Cash Payments	January 30, 2010
Severance-Restructuring (a)	$1,124	$2,429	$(1,993)	$1,560
Severance-Separation Cost (b)	1,608	—	(696)	912

Total	$2,732	$2,429	$(2,689)	$2,472

(a)	The balance as of January 28, 2012 and January 29, 2011 are recorded in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets.
(b)	As of January 28, 2012 and January 29, 2011, the balance is recorded in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets. Approximately $0.7 million and $0.2 million of the balance as of January 30, 2010 are recorded in the line items “Other Current Liabilities” and “Other Liabilities,” respectively, in the Company’s Consolidated Balance Sheets.

15.	Income Taxes

(Loss) earnings before income taxes are as follows for Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009:

	(in thousands)
	Years Ended		35 Weeks Ended	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	May 30, 2009
Domestic	$(7,618)	$52,796	$28,857	$(339,955)
Foreign	(2,802)	332	1,366	983

Total (Loss) Earnings before income taxes	$(10,420)	$53,128	$30,223	$(338,972)

Income tax (benefit) expense is as follows for Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009:

	(in thousands)
	Years Ended		35 Weeks Ended	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	May 30, 2009
Current:
Federal	$(11,847)	$11,229	$27,191	$(2,889)
State and Other	5,901	9,159	3,533	(640)
Foreign	2,499	856	661	246

Subtotal	(3,447)	21,244	31,385	(3,283)

Deferred:

Federal	903	3,241	(14,278)	(107,924)

State	(1,235)	(1,622)	(5,433)	(35,947)
Foreign	(369)	(733)	(104)	(235)

Subtotal	(701)	886	(19,815)	(144,106)

Total income tax (benefit) expense	$(4,148)	$22,130	$11,570	$(147,389)

The tax rate reconciliations are as follows for Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009:

	Years Ended		35 Weeks Ended	Year Ended
	January 28, 2012	January 29, 2011	January 30, 2010	May 30, 2009

Tax at statutory rate (%)	(35.0)%	35.0%	35.0%	(35.0)%

State income taxes, net of federal	(9.5)	8.9	1.2	(7.8)
Change in valuation allowance	14.8	(2.3)	(5.3)	0.7
Permanent & Other (benefits) charges	13.3	0.5	6.7	(0.2)
Tax credits	(30.5)	(2.6)	(4.1)	(0.5)
Tax reserves	(11.6)	2.2	4.8	(0.7)
Impact of Change in State Tax Laws and Rates	9.0	—	—	—
Foreign Taxes	9.7	—	—	—

Effective tax rate (%)	(39.8)%	41.7%	38.3%	(43.5)%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	January 28, 2012		January 29, 2011
Period Ended	Tax Assets	Tax Liabilities	Tax Assets		Tax Liabilities

Current deferred tax assets and liabilities:

Allowance for doubtful accounts	$33	$—		$69	$—
Compensated absences	659	—		658	—
Inventory costs and reserves capitalized for tax purposes	9,845	—		11,990	—
Insurance reserves	6,863	—		9,576	—
Prepaid items and other items deductible for tax purposes	—	10,152		—	9,433
Sales return reserves	3,031	—		3,037	—
Reserves	2,383	—		2,781	—
Accrued interest	1,044	—		323	—
Prepaid items taxable for tax purposes	1,539	—		501	—
Deferred revenue	811	—		1,779	—
Employee benefit accrual	6,115	—		4,939	—
Other	2,135	—		319	—
Valuation allowance (net of federal benefit)	(1,063)	—		(1,704)	—

Total Current deferred tax assets and liabilities	$33,395	$10,152		$34,268	$9,433

Non-Current deferred tax assets and liabilities:

Property and equipment basis adjustments	$—	$136,663	$		$117,441
Deferred rent	25,761	—		22,716	—
Intangibles – Long-Lived	—	138,557		—	150,438
Intangibles – Indefinite-Lived	—	93,614		—	93,916
Insurance reserves	11,994	—		9,283	—
Employee benefit compensation	4,816	—		4,968	—
State net operating losses (net of federal benefit)	9,845	—		9,286	—
Prepaid items taxable for tax purposes	6,698	—		764	—
Landlord allowances	28,640	—		28,692	—
Accrued interest	2,456	—		3,728	—
Other	5,267	—		7,183	—
Federal and Puerto Rico Tax Credits	2,658	—		—	—
Valuation allowance (net of federal – benefit)	(6,286)	—		(4,104)	—

Total non-current deferred tax assets and liabilities	$91,849	$368,834		$82,516	$361,795

Net Deferred Tax Liability		$253,742			$254,444

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, the Company believes no valuation allowances for federal income taxes are necessary.

The Company also determined that it is more likely than not that the benefit from certain state net operating loss carry forwards will not be realized. Therefore, as of January 28, 2012 and January 29, 2011, valuation allowances of $6.1 million and $5.8 million were recorded. In addition, management also determined that a full valuation allowance of $1.2 million was required against the tax benefit associated with Puerto Rico alternative minimum tax credits. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recorded to the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company applies the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” as codified in Topic No. 740.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Ending balance at May 30, 2009	$25,128
Additions for tax positions of the current year	—
Additions for tax positions of prior years	—
Reduction for tax positions of prior years	(1,923)
Settlements	—
Lapse of statute of limitations	—

Ending balance at January 30, 2010	$23,205
Additions for tax positions of the current year	—
Additions for tax positions of prior years	1,590
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	—

Ending balance at January 29, 2011	$23,271
Additions for tax positions of the current year	—
Additions for tax positions of prior years	6,383
Reduction for tax positions of prior years	(7,505)
Settlements	—
Lapse of statute of limitations	—

Ending balance at January 28, 2012	$22,149

As of January 28, 2012, the Company reported total unrecognized benefits of $22.1 million, of which $8.5 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a reduction of $0.1 million of interest and penalties during Fiscal 2011 in the line item “Income Tax (Benefit) Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Cumulative interest and penalties of $12.5 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of January 28, 2012. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of January 29, 2011, the Company reported total unrecognized benefits of $23.3 million, of which $9.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded $1.8 million of interest and penalties during Fiscal 2010 in the line item “Income Tax (Benefit) Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Cumulative interest and penalties of $12.6 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of January 29, 2011.

As of January 30, 2010, the Company reported total unrecognized benefits of $23.2 million, of which $9.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded $1.4 million of interest and penalties during the Transition Period in the line item “Income Tax (Benefit) Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Cumulative interest and penalties of $10.8 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of January 30, 2010.

As of May 30, 2009, the Company reported total unrecognized benefits of $25.1 million, of which $9.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a reduction of $7.2 million of interest and penalties during Fiscal 2009 in the line item “Income Tax (Benefit) Expense” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. Cumulative interest and penalties of $9.3 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of May 30, 2009. For the year ended May 30, 2009, the principal item affecting unrecognized tax benefits was $12.7 million of settlements.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico and various state jurisdictions. The Company recently concluded an audit by the Internal Revenue Service (“IRS”) for Fiscal 2006 through Fiscal 2010 resulting in a payment of $0.5 million including tax and interest. However, the Company is still open to further examination by the IRS under the applicable statutes of limitations for fiscal years 2008 through 2011. The Company or its subsidiaries’ state income tax returns are open to audit for the fiscal years 2007 through 2011, which includes the Transition Period, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions and the Company has accrued for possible exposures as required under Topic No. 740. The IRS and the Company agreed to a settlement related to audits of the Company’s Fiscal 2004 and Fiscal 2005 years in the amount of $10.4 million plus interest of $3.1 million that was paid in January 2010.

The Small Business Jobs Act of 2010 and the Tax Relief, Unemployment Insurance Reauthorization and Job Creation Act of 2010 (2010 Tax Relief Act) extended 50% bonus depreciation for qualifying property through December 31, 2012 and created a new 100% bonus depreciation for qualifying property placed in service between September 9, 2010 and December 31, 2011. The impact on cash flow for Fiscal 2011 and Fiscal 2010 was approximately $25.6 million, predominantly attributable to 100% bonus depreciation, and $7.7 million, respectively, which represented an acceleration of tax benefits that would have otherwise been deductible over the life of the qualifying assets.

16.	Fair Value of Financial Instruments

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

Financial Assets

The Company’s financial assets as of January 28, 2012 and January 29, 2011 include cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair value of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of January 28, 2012, the Company did not record credit valuation adjustments to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at January 28, 2012	Fair Value Measurements at January 29, 2011

Assets:
Level 1
Cash equivalents (including restricted cash)	$34,915	$30,331

Level 2
Interest rate cap agreements (a)	$114	$3,279

Level 3
Note Receivable (b)	$763	$1,090

(a)	Included in “Other Assets” within the Company’s Consolidated Balance Sheets (refer to Note 9 of the Company’s Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company’s interest rate cap agreements).
(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets. The change in the fair value of our Level 3 note receivable is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains in the amount of $0.2 million.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	January 28, 2012		January 29, 2011
	Carrying Amount (3)	Fair Value (3)	Carrying Amount (3)	Fair Value (3)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.50%) plus 4.8% due in quarterly payments of $2,500 from January 30, 2016 to January 28, 2017, matures with balance due on February 23, 2017.	949,123	945,247	—	—
$450,000 Senior Notes, 10%, due to maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2012 to February 15, 2019.	450,000	432,000	—	—
$900,000 Senior Secured Term Loan Facility, Libor plus 2.3% due in quarterly payments of $2,250 from August 26, 2011 to May 28, 2013.	$—	$—	$777,550	$773,986
$600,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance, expires September 2, 2016 (1)	190,000	190,000	168,600	168,600
Senior Notes, 11.1%.	—	—	301,997	313,322
Senior Discount Notes, 14.5%.	—	—	99,309	104,274
Other Debt (2)	—	—	282	282

Total debt	$1,589,123	$1,567,247	$1,347,738	$1,360,464

(1)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in 30 day increments) and its variable interest rate.
(2)	Other debt includes industrial revenue bonds and two promissory notes.
(3)	Capital lease obligations are excluded from the table above.

As of January 28, 2012, the fair value of the Company’s debt, exclusive of capital leases, was $1,567.2 million compared with the carrying value of $1,589.1 million. The fair values presented herein are based on pertinent information available to management as of the respective year end dates. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

Due to the short term nature of the Company’s accounts receivable and accounts payable, the recorded value approximates fair value.

17.	Commitments and Contingencies

Legal

The Company establishes reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amount of such reserves was $6.1 million and $6.9 million as of January 28, 2012 and January 29, 2011, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material adverse effect on the Company’s Consolidated Financial Statements. However, there can be no assurances to this effect.

We are party to various litigation matters, in most cases involving ordinary and routine claims incidental to our business. We cannot estimate with certainty our ultimate legal and financial liability with respect to such pending litigation matters. However, we believe, based on our examination of such matters, that our ultimate liability will not have a material effect on our financial position, results of operations or cash flows.

Lease Guarantees

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by us. In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $2.4 million through the end of our fiscal year ending February 1, 2014. The scheduled future aggregate minimum rentals for these leases over the two consecutive fiscal years following Fiscal 2011 are $1.6 million, and $0.8 million, respectively. We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of January 28, 2012.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $35.3 million and $39.6 million as of January 28, 2012 and January 29, 2011, respectively.

Letters of credit outstanding as of January 28, 2012 and January 29, 2011 amounted to $27.7 million and $30.4 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $7.6 million and $9.2 million at January 28, 2012 and January 29, 2011, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $242.6 million as of January 28, 2012.

Severance and Separation

During Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, the Company entered into certain severance and separation agreements which require it to make payments to certain former employees. These obligations resulted in a charge during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009 of approximately $7.4 million, $2.2 million, $2.4 million and $7.0 million, respectively. The expense in Fiscal 2011 related to a reorganization of certain positions within the Company’s stores and corporate locations. All other charges, with the exception of a $4.2 million charge during Fiscal 2009 which related to the separation of the Former CEO from the Company ($2.4 million of which represented non-cash stock compensation incurred by the Company), related to the reduction of the Company’s workforce at its corporate office and stores that began in Fiscal 2009.

Purchase Commitments

The Company had $471.6 million of purchase commitments related to goods or services that were not received as of January 28, 2012.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths, the Company will pay $1.0 million to the respective designated beneficiary.

18.	Related Party Transactions

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provides management, consulting, financial and other advisory services. Pursuant to the agreement, Bain Capital is paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transaction by or involving the Company. Fees paid to Bain Capital amounted to $4.3 million, $4.3 million, $2.9 million and $4.7 million during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, respectively, and are included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive (Loss) Income. The Advisory Agreement has a 10-year initial term, and is thereafter subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement is terminated early, Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term.

As of both January 28, 2012 and January 29, 2011, the Company had $0.7 million of prepaid advisory fees related to the Advisory Agreement recorded within the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheets.

19.	Dividends

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

Dividends equal to $297.9 million, $0.3 million, $0.2 million and $3.0 million were paid during Fiscal 2011, Fiscal 2010, the Transition Period and Fiscal 2009, respectively. In connection with the offering of the Notes and the refinancing of the Term Loan facility during Fiscal 2011, the Company declared a cash dividend of approximately $300.0 million in the aggregate, on a pro rata basis to the equity holders of Parent. Of the $300.0 million declared dividend, $297.9 million was paid and the remaining $2.1 million is recorded in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheet. Dividends paid in Fiscal 2010, the Transition Period and Fiscal 2009 were paid to Parent in order to repurchase capital stock of the Parent from executives who left the Company, which are permissible under our debt agreements.

20.	Consolidated Guarantor Data

On February 24, 2011, BCFW issued $450 million aggregate principal amount of 10% Senior Notes due in 2019. Holdings and subsidiaries of BCFWC have fully, jointly, severally and unconditionally guaranteed these notes. In addition, Holdings and certain subsidiaries of BCFWC fully, jointly, severally and unconditionally guarantee BCFWC’s obligations under the $600 million ABL Line of Credit and New Term Loan Facility. The following consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFW and the guarantor subsidiaries. The Company has one non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

Neither the Company nor any of its subsidiaries may declare or pay cash dividends or make other distributions of property to any affiliate unless such dividends are used for certain specified purposes including, among others, to pay general corporate and overhead expenses incurred by Holdings or Parent in the ordinary course of business, or the amount of any indemnification claims made by any director or officer of Holdings or Parent, to pay taxes that are due and payable by Holdings or any of its direct or indirect subsidiaries, or to pay interest on the Notes, provided that no event of default under BCFWC’s debt agreements has occurred or will occur as the result of such interest payment.

Amounts reported for intercompany receivables/payables and capital in excess of par value as of January 29, 2011 have been adjusted in the Consolidating Balance Sheets presented below from that originally reported, to separately present certain intercompany activities between BCFW and the Guarantors that had previously been netted in shareholder’s equity. Such adjustments totaled $400.0 million as of January 29, 2011. The Company also made adjustments to reflect a change of $215.8 million in the Condensed Consolidating Statement of Cash Flows for fiscal year ended January 29, 2011 within BCFW’s and the Guarantors’ net cash provided by (used in) operating activities and net cash provided by (used in) financing activities. The adjustments had no impact to the Company’s consolidated balance sheets, statements of operations and comprehensive loss and cash flows for any period presented.

The adjustment to the Condensed Consolidating Balance Sheet within the Guarantor Data as of January 30, 2010 had the effect of increasing capital in excess of par value of the Guarantors by $226.4 million. The impact to the consolidating statements of cash flows within the Condensed Guarantor Data increased (decreased) net cash provided by financing activities of the Guarantors by $256.1 million with a corresponding change to net cash used in operating activities and a reciprocal change to BCFW for the 35 week transition period ended January 30, 2010 and by $255.6 million and $578.9 million for the fiscal years ended May 30, 2009 and May 31, 2008, respectively.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of January 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$11,522	$24,142	$—	$35,664
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	21,037	19,082	—	40,119
Merchandise Inventories	—	—	682,260	—	682,260
Deferred Tax Assets	—	10,008	13,235	—	23,243
Prepaid and Other Current Assets	—	13,628	26,434	—	40,062
Prepaid Income Taxes	—	18,964	2,355	—	21,319
Intercompany Receivable	—	—	471,255	(471,255)	—
Assets Held for Disposal	—	—	521	—	521

Total Current Assets	—	109,959	1,239,284	(471,255)	877,988

Property and Equipment – Net of Accumulated Depreciation	—	80,220	784,995	—	865,215
Tradenames		238,000	—	—	238,000
Favorable Leases – Net of Accumulated Amortization	—	—	359,903	—	359,903
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	1,995,796	—	(1,995,796)	—
Other Assets	—	31,696	81,277	—	112,973

Total Assets	$—	$2,502,735	$2,465,459	$(2,467,051)	$2,501,143

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:

Accounts Payable	$—	$276,285	$—	$—	$276,285
Other Current Liabilities	—	134,874	86,469	—	221,343
Intercompany Payable	—	471,255	—	(471,255)	—
Current Maturities of Long Term Debt	—	6,953	706	—	7,659

Total Current Liabilities	—	889,367	87,175	(471,255)	505,287

Long Term Debt	—	1,582,169	23,295	—	1,605,464
Other Liabilities	—	56,909	167,443	—	224,352
Deferred Tax Liability	—	85,235	191,750	—	276,985
Investment in Subsidiaries	110,945	—	—	(110,945)	—

Commitments and Contingencies	—	—	—	—	—

Stockholder’s Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	474,569	474,569	1,063,180	(1,537,749)	474,569
Accumulated Deficit	(585,514)	(585,514)	932,616	(347,102)	(585,514)

Total Stockholder’s Equity	(110,945)	(110,945)	1,995,796	(1,884,851)	(110,945)

Total Liabilities and Stockholder’s Equity	$—	$2,502,735	$2,465,459	$(2,467,051)	$2,501,143

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$7,168	$23,046	$—	$30,214
Restricted Cash and Cash Equivalents	—	27,800	2,464	—	30,264
Accounts Receivable	—	19,691	30,184	—	49,875
Merchandise Inventories	—	—	644,228	—	644,228
Deferred Tax Assets	—	10,144	14,691	—	24,835
Prepaid and Other Current Assets	—	12,617	23,492	—	36,109
Prepaid Income Taxes	—	13,934	2,513	—	16,447
Intercompany Receivable	—	—	379,785	(379,785)	—
Assets Held for Disposal	—	—	2,156	—	2,156

Total Current Assets	—	91,354	1,122,559	(379,785)	834,128

Property and Equipment – Net of Accumulated Depreciation	—	68,181	789,408	—	857,589
Tradenames	—	238,000	—	—	238,000
Favorable Leases – Net of Accumulated Amortization	—	—	389,986	—	389,986
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	187,512	1,782,737	—	(1,970,249)	—
Other Assets	—	35,627	55,614	—	91,241

Total Assets	$187,512	$2,262,963	$2,357,567	$(2,350,034)	$2,458,008

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:

Accounts Payable	$—	$190,460	$—	$—	$190,460
Other Current Liabilities	—	114,137	98,807	—	212,944
Intercompany Payable	—	379,785	—	(379,785)	—
Current Maturities of Long Term Debt	—	—	14,264	—	14,264

Total Current Liabilities	—	684,382	113,071	(379,785)	417,668

Long Term Debt	—	1,248,147	109,874	—	1,358,021
Other Liabilities	—	53,844	161,684	—	215,528
Deferred Tax Liability	—	89,078	190,201	—	279,279

Commitments and Contingencies	—	—	—	—	—

Stockholder’s Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	466,754	466,754	1,063,182	(1,529,936)	466,754
Accumulated Deficit	(279,242)	(279,242)	719,555	(440,313)	(279,242)

Total Stockholder’s Equity	187,512	187,512	1,782,737	(1,970,249)	187,512

Total Liabilities and Stockholder’s Equity	$187,512	$2,262,963	$2,357,567	$(2,350,034)	$2,458,008

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(All amounts in thousands)

	For the Year Ended January 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$3,854,134	$—	$3,854,134
Other Revenue	—	349	33,048	—	33,397

Total Revenue		349	3,887,182	—	3,887,531

COSTS AND EXPENSES:	—
Cost of Sales (Exclusive of Depreciation and Amortization)	—	—	2,363,464	—	2,363,464
Selling and Administrative Expenses	—	180,991	1,034,310	—	1,215,301
Restructuring and Separation Costs	—	4,568	2,870	—	7,438
Depreciation and Amortization	—	23,240	129,830	—	153,070
Impairment Charges – Long-Lived Assets	—	—	1,735	—	1,735
Other Income, Net	—	(5,979)	(3,963)	—	(9,942)
Loss on Extinguishment of Debt	—	36,042	1,722	—	37,764
Interest Expense	—	125,853	3,268	—	129,121
Loss (Earnings) from Equity Investment	6,272	(213,060)	—	206,788	—

Total Costs and Expenses	6,272	151,655	3,533,236	206,788	3,897,951

(Loss) Income Before (Benefit) Provision for Income Tax	(6,272)	(151,306)	353,946	(206,788)	(10,420)
(Benefit) Provision for Income Tax	—	(145,034)	140,886	—	(4,148)

Net (Loss) Income	$(6,272)	$(6,272)	$213,060	$(206,788)	$(6,272)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(All amounts in thousands)

	For the Year Ended January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$862	$3,668,740	$—	$3,669,602
Other Revenue	—	477	31,010	—	31,487

Total Revenue		1,339	3,699,750	—	3,701,089

COSTS AND EXPENSES:	—
Cost of Sales (Exclusive of Depreciation and Amortization)	—	825	2,251,521	—	2,252,346
Selling and Administrative Expenses	—	165,450	991,163	—	1,156,613
Restructuring and Separation Costs	—	1,256	944	—	2,200
Depreciation and Amortization	—	18,159	128,600	—	146,759
Impairment Charges – Long-Lived Assets	—	61	2,019	—	2,080
Impairment Charges – Tradenames	—	—	—	—	—
Other Income, Net	—	(6,541)	(4,805)	—	(11,346)
Interest Expense	—	82,302	17,007	—	99,309
Loss (Earnings) from Equity Investment	(30,998)	(182,798)	—	213,796	—

Total Costs and Expenses	(30,998)	78,714	3,386,449	213,796	3,647,961

Income (Loss) Before Provision (Benefit) for Income Tax	30,998	(77,375)	313,301	(213,796)	53,128
(Benefit) Provision for Income Tax	—	(108,373)	130,503	—	22,130

Net Income (Loss)	$30,998	$30,998	$182,798	$(213,796)	$30,998

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(All amounts in thousands)

	For the 35 Weeks Ended January 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$1,135	$2,456,432	$—	$2,457,567
Other Revenue	—	452	21,278	—	21,730

Total Revenue		1,587	2,477,710	—	2,479,297

COSTS AND EXPENSES:	—
Cost of Sales (Exclusive of Depreciation and Amortization)	—	965	1,491,384	—	1,492,349
Selling and Administrative Expenses	—	108,364	651,410	—	759,774
Restructuring and Separation Costs	—	2,032	397	—	2,429
Depreciation and Amortization	—	10,885	92,720	—	103,605
Impairment Charges – Long-Lived Assets	—	197	46,579	—	46,776
Impairment Charges – Tradenames	—	—	—	—	—
Other Income, Net	—	(7,772)	(7,563)	—	(15,335)
Interest Expense	—	47,975	11,501	—	59,476
Loss (Earnings) from Equity Investment	(18,653)	(118,055)	—	136,708	—

Total Costs and Expenses	(18,653)	44,591	2,286,428	136,708	2,449,074

Income (Loss) Before Provision (Benefit) for Income Tax	18,653	(43,004)	191,282	(136,708)	30,223
(Benefit) Provision for Income Tax	—	(61,657)	73,227	—	11,570

Net Income (Loss)	$18,653	$18,653	$118,055	$(136,708)	$18,653

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive (Loss) Income

(All amounts in thousands)

	For the Year Ended May 30, 2009
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$3,012	$3,538,969	$—	$3,541,981
Other Revenue	—	(319)	29,705	—	29,386

Total Revenue	—	2,693	3,568,674	—	3,571,367

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	—	3,036	2,196,730	—	2,199,766
Selling and Administrative Expenses	—	153,436	961,812	—	1,115,248
Restructuring and Separation Costs	—	3,259	3,693	—	6,952
Depreciation and Amortization	—	26,859	132,748	—	159,607
Impairment Charges – Long-Lived Assets	—	—	37,498	—	37,498
Impairment Charges – Tradenames	—	294,550	—	—	294,550
Other Income, Net	—	(5,452)	(546)	—	(5,998)
Interest Expense	—	85,518	17,198	—	102,716
Loss (Earnings) from Equity Investment	191,583	(124,082)	—	(67,501)	—

Total Costs and Expenses	191,583	437,124	3,349,133	(67,501)	3,910,339

(Loss) Income Before (Benefit) Provision for Income Tax	(191,583)	(434,431)	219,541	67,501	(338,972)
(Benefit) Provision for Income Tax	—	(242,848)	95,459	—	(147,389)

Net (Loss) Income	$(191,583)	$(191,583)	$124,082	$67,501	$(191,583)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(All amounts in thousands)

	For the Year Ended January 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$—	$(49,557)	$299,540	$—	$249,983

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	—	(43,895)	(109,478)	—	(153,373)
Change in Restricted Cash and Cash Equivalents	—	(6,978)	2,442	—	(4,536)
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	—	—	757	—	757
Lease Acquisition Costs	—	—	(557)	—	(557)
Other	—	(1,064)	—	—	(1,064)

Net Cash Used in Investing Activities	—	(51,937)	(106,836)	—	(158,773)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	—	1,073,700	—	—	1,073,700
Proceeds from Long-Term Debt – Notes Payable	—	450,000	—	—	450,000
Proceeds from Long-Term Debt – Term Loan	—	991,623	—	—	991,623
Principal Payments on Long-Term Debt – ABL Line of Credit	—	(1,052,300)	—	—	(1,052,300)
Principal Repayments on Long-Term Debt – Senior Discount Notes	—	—	(99,309)	—	(99,309)
Principal Repayments on Long-Term Debt – Senior Notes	—	(302,056)	—	—	(302,056)
Principal Payments on Long-Term Debt	—	—	(829)	—	(829)
Principal Payments on Long-Term Debt – Term Loan	—	(42,500)	—	—	(42,500)
Principal Repayments on Previous Term Loan	—	(777,550)	—	—	(777,550)
Debt Issuance Cost	—	(30,640)	—	—	(30,640)
Stock Option Exercise and Related Tax Benefits	—	2,018	—	—	2,018
Intercompany Borrowings (Payments)	—	91,470	(91,470)	—	—
Payment of Dividends	(297,917)	(297,917)	—	297,917	(297,917)
Receipt of Dividends	297,917	—	—	(297,917)	—

Net Cash Used in Financing Activities	—	105,848	(191,608)	—	(85,760)

Increase in Cash and Cash Equivalents	—	4,354	1,096	—	5,450
Cash and Cash Equivalents at Beginning of Period	—	7,168	23,046	—	30,214

Cash and Cash Equivalents at End of Period	$—	$11,522	$24,142	$—	$35,664

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(All amounts in thousands)

	For the Year Ended January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$—	$(63,440)	$272,144	$—	$208,704

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	—	(37,533)	(94,598)	—	(132,131)
Change in Restricted Cash and Cash Equivalents	—	(27,659)	—	—	(27,659
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	—	—	(38)	—	(38)
Lease Acquisition Costs	—	—	(422)	—	(422)
Redemption of Investment in Money Market Fund	—	—	240	—	240
Other		48	—	—	48

Net Cash Used in Investing Activities	—	(65,144)	(94,818)	—	(159,962)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	—	204,200	—	—	204,200
Principal Payments on Long-Term Debt	—	—	(1,998)	—	(1,998)
Principal Payments on Long-Term Debt – Term Loan	—	(87,202)	—	—	(87,202)
Principal Payments on Long-Term Debt – ABL Line of Credit	—	(156,800)	—	—	(156,800)
Debt Issuance Cost	—	(1,227)	—	—	(1,227)
Intercompany Borrowings (Payments)	—	172,856	(172,856)	—	—
Payment of Dividends	(251)	(251)	—	251	(251)
Receipt of Dividends	251	—	—	(251)	—

Net Cash Used in Financing Activities	—	131,576	(174,854)	—	(43,278)

Increase in Cash and Cash Equivalents	—	2,992	2,472	—	5,464
Cash and Cash Equivalents at Beginning of Period	—	4,176	20,574	—	24,750

Cash and Cash Equivalents at End of Period	$—	$7,168	$23,046	$—	$30,214

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(All amounts in thousands)

	For the 35 Weeks Ended January 30, 2010
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$—	$(186,900)	$290,427	$—	$103,527

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	—	(18,074)	(41,961)	—	(60,035)
Change in Restricted Cash and Cash Equivalents	—	—	17	—	17
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	—	—	1,062	—	1,062
Redemption of Investment in Money Market Fund	—	—	4,844	—	4,844
Other		38	—	—	38

Net Cash Used in Investing Activities	—	(18,036)	(36,038)	—	(54,074)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	—	444,315	—	—	444,315
Principal Payments on Long-Term Debt	—	—	(1,537)	—	(1,537)
Principal Payments on Long-Term Debt – Term Loan	—	(5,998)	—	—	(5,998)
Principal Payments on Long-Term Debt – ABL Line of Credit	—	(473,422)	—	—	(473,422)
Debt Issuance Cost	—	(13,659)	—	—	(13,659)
Intercompany Borrowings	—	256,088	(256,088)	—	—
Payment of Dividends	(212)	—	(212)	212	(212)
Receipt of Dividends	212	—	—	(212)	—

Net Cash Used in Financing Activities	—	207,324	(257,837)	—	(50,513)

Increase in Cash and Cash Equivalents	—	2,388	(3,448)	—	(1,060)
Cash and Cash Equivalents at Beginning of Period	—	1,788	24,022	—	25,810

Cash and Cash Equivalents at End of Period	$—	$4,176	$20,574	$—	$24,750

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(All amounts in thousands)

	For the Year Ended May 30, 2009
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$—	$246,247	$(73,951)	$—	$172,296

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	—	(31,025)	(98,932)	—	(129,957)
Change in Restricted Cash and Cash Equivalents	—	—	70	—	70
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	—	—	369	—	369
Lease Acquisition Costs	—	—	(3,978)	—	(3,978)
Redesignation of Cash Equivalents to Investment in Money Market Fund	—	—	(56,294)	—	(56,294)
Redemption of Investment in Money Market Fund	—	—	50,637	—	50,637
Purchase of Tradenames Rights	—	(6,250)	—	—	(6,250)
Other	—	123	—	—	123

Net Cash Used in Investing Activities	—	(37,152)	(108,128)	—	(145,280)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	—	857,051	—	—	857,051
Principal Payments on Long-Term Debt	—	—	(1,597)	—	(1,597)
Principal Payments on Long-Term Debt – Term Loan	—	(2,057)	—	—	(2,057)
Principal Payments on Long-Term Debt – ABL Line of Credit	—	(888,344)	—	—	(888,344)
Purchase of Interest Rate Cap Contract	—	(3,360)	—	—	(3,360)
Intercompany Borrowings	—	(171,711)	171,711	—	—
Payment of Dividends	(3,000)	(3,000)	—	3,000	(3,000)
Receipt of Dividends	3,000	—	—	(3,000)	—

Net Cash Used in Financing Activities	—	(211,421)	170,114	—	(41,307)

Decrease in Cash and Cash Equivalents	—	(2,326)	(11,965)	—	(14,291)
Cash and Cash Equivalents at Beginning of Period	—	4,114	35,987	—	40,101

Cash and Cash Equivalents at End of Period	$—	$1,788	$24,022	$—	$25,810

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Accounts Written Off or Deductions (2)	Balance at End of Period

Year ended January 28, 2012
Allowance for doubtful accounts	$175	$1,211	$—	$1,301	$85
Sales reserves	$2,423	$173	$268,046	$268,339	$2,303
Year ended January 29, 2011
Allowance for doubtful accounts	$513	$2,098	$—	$2,436	$175
Sales reserves	$2,275	$(224)	$264,585	$264,213	$2,423
35 weeks ended January 30, 2010
Allowance for doubtful accounts	$629	$1,995	$—	$2,111	$513
Sales reserves	$6,161	$(3,498)	$177,393	$177,781	$2,275
Year ended May 31, 2009
Allowance for doubtful accounts	$634	$2,832	$—	$2,837	$629
Sales reserves	$6,400	$—	$239,511	$239,750	$6,161

Notes:

(1)	Charged to merchandise sales.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, January 28, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2012.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of January 28, 2012, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance.

Identification of Our Directors

Set forth below is the biographical information for each of our current directors, including age (as of March 31, 2012), business experience, memberships on committees of our Board of Directors (Board of Directors), the date when each director first became a member of our Board of Directors, and the experience, qualifications, attributes or skills that caused the Board of Directors to conclude that the person should serve as a director.

Joshua Bekenstein – Director. Mr. Bekenstein, 53, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee. Mr. Bekenstein is currently a Managing Director of Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Bright Horizons Family Solutions, Dollarama, Gymboree Corp, Michaels Stores, Toys “R” Us and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University. Mr. Bekenstein possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies. Mr. Bekenstein’s service as a member of the boards of directors of several other companies provides him with substantial knowledge of a full range of corporate and board functions.

Jordan Hitch – Director. Mr. Hitch, 45, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee. Mr. Hitch is currently a Managing Director of Bain Capital, having joined the firm in 1997. Mr. Hitch serves as a board member of Bombardier Recreational Products, Guitar Center, Gymboree Corp and Bright Horizons Family Solutions. Prior to joining Bain Capital, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch received an M.B.A., with distinction, from the University of Chicago Graduate School of Business and a B.S. in Mechanical Engineering from Lehigh University. Mr. Hitch possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.

David Humphrey – Director. Mr. Humphrey, 34, has served as a member of our Board of Directors since September 2009 and currently serves as a member of our Audit Committee. Mr. Humphrey is currently a Principal in the Private Equity group of Bain Capital, having joined the firm in 2001. Mr. Humphrey serves on the board of directors of Bright Horizons Family Solutions and Skillsoft plc. Prior to joining Bain Capital, Mr. Humphrey was an investment banker in the mergers and acquisitions group at Lehman Brothers from 1999 to 2001. Mr. Humphrey received an M.B.A. from Harvard Business School and a B.A. from Harvard University. Mr. Humphrey has substantial knowledge of the capital markets from his experience as an investment banker and is valuable to the Board of Directors’ discussions of our capital and liquidity needs.

Thomas A. Kingsbury – President, Chief Executive Officer and Director. Mr. Kingsbury, 59, has served as our President and Chief Executive Officer, and on our Board of Directors, since December 2008. Prior to joining us, Mr. Kingsbury served as Senior Executive Vice President – Information Services, E-Commerce, Marketing and Business Development of Kohl’s Corporation from August 2006 to December 2008. Prior to joining Kohl’s, Mr. Kingsbury served in various management positions with The May Department Stores Company commencing in 1976 and as President and Chief Executive Officer of the Filene’s division since February 2000. Mr. Kingsbury received a B.B.A. degree from the University of Wisconsin-Madison. Mr. Kingsbury’s day-to-day leadership and experience as our President and Chief Executive Officer gives him unique insights into our challenges, opportunities and operations.

Jay Margolis – Director. Mr. Margolis, 63, has served as a member of our Board of Directors since December 2009. Mr. Margolis most recently served as CEO of Limited Corporation where he oversaw operations of Limited Brands’ Apparel Division (Express and Limited Stores) and was responsible for revamping the product line as well as operations. Mr. Margolis has served as President or Chief Executive Officer of seven retail apparel corporations. Prior to Limited Corporation, Mr. Margolis served as President, Chief Operating Officer & Director of Reebok International Ltd. and as Chief Executive Officer & Chairman of the Board of Esprit de Corporation, USA. He also held senior executive positions at Tommy Hilfiger Inc., Liz Claiborne Inc., Cluett Peabody, Inc., Ron Chereskin Menswear and Bidermann Industries. Mr. Margolis currently serves on the Board of Directors of Boston Beer Company and Godiva Chocolatier, Inc. He earned his B.A. degree from Queens College, part of The City University of New York. Mr. Margolis has extensive executive experience within the retail industry and brings a unique and valuable perspective to the Board of Directors.

Mark Verdi – Director. Mr. Verdi, 45, has served as a member of our Board of Directors since October 2007 and currently serves as a member of our Audit Committee. Mr. Verdi is currently a Managing Director in the Portfolio Group of Bain Capital, having joined the firm in 2004. Mr. Verdi serves on the board of managers of OSI Restaurant Partners and Styron Luxco S.à r.l. Prior to joining Bain Capital, Mr. Verdi worked at IBM Global Services from 2001 to 2004. From 1996 to 2001, Mr. Verdi served as Senior Vice President of Finance and Operations and a member of the board of directors of Mainspring, Inc., a publicly held strategy consulting firm. From 1988 to 1996, Mr. Verdi held various positions at PricewaterhouseCoopers. Mr. Verdi received an M.B.A. from Harvard Business School and a B.S. from the University of Vermont. Mr. Verdi possesses valuable financial expertise, including extensive experience in corporate finance and accounting and extensive experience providing strategic advisory services to numerous organizations.

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

Governance of the Company

Our business, property and affairs are managed by, or under the direction of, our Board of Directors. In connection with the Merger Transaction, Parent entered into a Stockholders Agreement, dated as of April 13, 2006, with its stockholders, including funds associated with Bain Capital and certain management personnel (Stockholders Agreement). Pursuant to the Stockholders Agreement, each holder of Management Shares and Investor Shares (as each term is defined in the Stockholders Agreement) agrees to cast all votes to which such holder is entitled in respect of such shares:

•	To fix the number of members of Parent’s board of directors at such number as may be specified from time to time by the holders of a majority of the Investor Shares; and

•	To elect members of Parent’s board of directors as follows:

•	one individual nominated by Bain Capital Fund IX, LLC; and

•	for the remaining members of Parent’s board of directors, such individuals nominated by the holders of a majority of the Investor Shares.

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

Identification of Our Executive Officers

Our executive officers have been elected to their respective offices by our Board of Directors. Set forth below is the biographical information for each of our current executive officers (other than Mr. Kingsbury, our President and Chief Executive Officer, and a member of our Board of Directors, whose biographical information is set forth above under the caption entitled “Identification of Our Directors”), including age (as of March 31, 2012) and business experience:

Fred Hand – Executive Vice President of Stores. Mr. Hand, 48, has served as our Executive Vice President of Stores since February 2008. Prior to joining us, Mr. Hand served as Senior Vice President, Group Director of Stores of Macy’s, Inc. from March 2006 to February 2008. From 2001 to 2006, Mr. Hand served as Senior Vice President, Stores and Visual Merchandising of Filene’s Department Stores. Mr. Hand held various other positions at the May Department Stores Company from 1991 to 2001, including Area Manager, General Manager, and Regional Vice President.

Joyce Manning Magrini – Executive Vice President – Human Resources. Ms. Magrini, 57, has served as our Executive Vice President – Human Resources since November 2009. Prior to joining us, Ms. Magrini served as Executive Vice President – Administration of Finlay Jewelry since June 2005. From March 1999 to June 2005, Ms. Magrini served as Senior Vice President of Human Resources of Finlay Jewelry and from January 1995 to February 1999, Ms. Magrini was Vice President of Human Resources of Finlay Jewelry. Ms. Magrini held various human resources and customer service positions at Macy’s from 1978 through December 1994. Ms. Magrini holds a B.A. degree from Montclair State University and a J.D. degree from Seton Hall University.

Hobart Sichel – Executive Vice President and Chief Marketing Officer. Mr. Sichel, 47, has served as our Executive Vice President and Chief Marketing Officer since May 2011. Prior to joining us and since 1998, Mr. Sichel was at McKinsey & Company, where he was most recently a Principal and co-led McKinsey’s Retail Marketing practice in North America. Prior to 1998, Mr. Sichel worked in various capacities across consumer facing industries including retail, e-Commerce, packaged goods, financial services, and media. Mr. Sichel holds an MBA from Columbia University and a B.A. from Vassar College.

Todd Weyhrich – Executive Vice President and Chief Financial Officer. Mr. Weyhrich, 48, has served as our Executive Vice President and Chief Financial Officer since November 2007. From the commencement of his employment with us in August 2007 through November 2007, Mr. Weyhrich served as our Chief Accounting Officer and interim Chief Financial Officer. Prior to joining us, Mr. Weyhrich served as Chief Financial Officer of Arby’s Restaurant Group, Inc. from May 2004 to June 2006. From February 2003 to August 2003, he served as Senior Vice President – Merger Integration of The Sports Authority and served as Senior Vice President – Chief Accounting Officer and Logistics of The Sports Authority from February 2001 to February 2003. Prior to that, Mr. Weyhrich was Senior Vice President – Finance and Logistics from 2000 to 2001 and Vice President – Controller from 1995 to 2000 of Pamida Holdings Corporation, which became a wholly-owned subsidiary of ShopKo Stores, Inc. in July 1999. Prior to that, Mr. Weyhrich served in various capacities, most recently as Audit Senior Manager, with Deloitte & Touche LLP from 1985 to 1995. Mr. Weyhrich received a B.A. degree in Business Administration from Wayne State College in Wayne, Nebraska.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, none of our directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended January 28, 2012 (Fiscal 2011).

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our most highly compensated executive officers as of January 28, 2012 (collectively our named executive officers). The specific amounts paid or payable to our named executive officers are disclosed in the tables and narrative following this Compensation Discussion and Analysis. The following discussion cross-references those specific tabular and narrative disclosures where appropriate.

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

New Members of Our Management Team

Mr. Sichel joined us during Fiscal 2011 in line with our overall goal of attracting superior talent. Consequently, the process for determining the compensation of Mr. Sichel was significantly influenced by our need to attract new and additional talent.

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

Mr. Sichel was hired by us during Fiscal 2011 and Ms. Magrini was hired by us during the Transition Period. Mr. Kingsbury was hired by us during Fiscal 2009 and Messrs. Hand and Weyhrich were hired by us during Fiscal 2008. Accordingly, their initial base salaries were determined through the “executive search firm” process described above under the caption entitled “New Members of Our Management Team.” Effective as of November 2007, Mr. Weyhrich received an increase in salary of $100,000 from $350,000 to $450,000 to reflect his promotion to Chief Financial Officer. Mr. Weyhrich was appointed as our Chief Financial Officer in November 2007 after having served as our interim Chief Financial Officer since the commencement of his employment with us in August 2007. The base salaries of each of our named executive officers in fiscal years after the fiscal year in which they were hired are subject to annual review by the Committee.

The Committee reviewed the annual base salary rates for Ms. Manning and Messrs. Kingsbury, Hand and Weyhrich and, pursuant to its review, increased each named executive officer’s salary by 2.5% effective May 1, 2011. In addition, after considering internal equity within our organization, their current aggregate compensation and scope of current responsibilities, the Committee further increased the base salary of Mr. Weyhrich and Ms. Manning by $27,219 and $36,875, respectively, effective May 1, 2011.

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

Under our Bonus Plan, each named executive officer has an annual incentive target expressed as a percentage of his or her base salary as follows: 100% for Mr. Kingsbury and 50% for each named executive officer other than Mr. Kingsbury. As described below, each named executive officer’s annual incentive award is based on a combination of our Adjusted EBITDA results and comparative store sales results (collectively, the Financial Component) and his or her personal performance (Performance Component). We believe that this methodology more closely aligns the named executive officer’s interests with our stockholders’ interests while also rewarding each of the named executive officers for his or her individual performance.

The Financial Component is based 50% on our Adjusted EBITDA results and 50% on our comparative store sales results. Although our Adjusted EBITDA results and comparative store sales results are measured separately, Adjusted EBITDA must meet or exceed a predetermined threshold Adjusted EBITDA in order for any bonus payment to be made with respect to the comparative store sales results portion of the Financial Component.

In determining each portion of the Financial Component, (i) achievement at a predetermined target approved by the Compensation Committee would result in a potential payout at the target level; (ii) if actual results are less than the established target but greater than the predetermined threshold approved by the Compensation Committee, each named executive officer would be eligible for an incentive bonus equivalent to a fractional share of his or her target bonus determined by the proportion of the actual results achieved in relation to the target; and (iii) if actual results are greater than the target, each named executive officer would be eligible for his or her target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the target (not subject to any maximum amount). If Adjusted EBITDA is less than the threshold Adjusted EBITDA, no bonus would be payable.

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

Following the conclusion of Fiscal 2011, the Committee assessed the Financial Component and the Performance Component. Our actual Adjusted EBITDA for Fiscal 2011 amounted to $350 million, greater than the predetermined threshold ($332.5 million of Adjusted EBITDA) approved by the Committee and equal to our Adjusted EBITDA target of $350 million for Fiscal 2011. As a result, the Adjusted EBITDA portion of the Financial Component was achieved at 100% of the target. Our comparative store sales increased 0.7% during Fiscal 2011, less than our comparative store sales target of a 3.1% increase but greater than the predetermined threshold (zero percent comparative store sales increase) approved by the Committee. As a result, the comparative store sales portion of the Financial Component was achieved at 36.5% of the target. With respect the Performance Component, the Committee assigned each named executive officer a rating of “Meets Expectations.”

After giving effect to the Committee’s assessment, awards under the Bonus Plan were made to our named executive officers in April 2012. The Bonus Plan awards earned by each named executive officer are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.

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

Options

Upon commencement of their employment with us, Ms. Magrini and Messrs. Kingsbury, Weyhrich, Hand, and Sichel received options to purchase 10,000, 100,000, 12,500, 10,000, and 10,000 units under the Incentive Plan, respectively. As provided for under his employment agreement with us, Mr. Weyhrich received options to purchase an additional 7,500 units concurrently with his elevation to Chief Financial Officer in November 2007. On April 13, 2009, Mr. Hand received options to purchase an additional 10,000 units. On May 13, 2011, Ms. Magrini received options to purchase an additional 10,000 units.

The amounts of each named executive officer’s option awards were based on their position with us and the total target compensation packages deemed appropriate for their positions. The Committee concluded that these awards were reasonable and consistent with the nature of the individuals’ responsibilities.

Options granted to our named executive officers prior to April 2009 under the Incentive Plan are exercisable in three tranches; options granted to our named executive officers from and after April 2009 under the Incentive Plan are exercisable in two tranches. Grants are made at or above fair market value, and the tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to encourage long-term performance by tying the value of the options to long-term increases in the value of Parent’s common stock. Option awards granted to each named executive officer vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years. All options become exercisable upon a change of control and, unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option agreement provides a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or Mr. Kingsbury resigns with good reason), units issued upon the exercise of vested options will be callable under our Stockholders Agreement, and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $180 per unit and $90 per unit to $120.60 per unit and $30.60 per unit, respectively, without affecting the existing vesting schedules thereof.

Restricted Stock

Upon commencement of his employment with us, Mr. Kingsbury received an award of 7,500 units of restricted stock. In the judgment of the Committee, this grant was appropriate for Mr. Kingsbury’s position and was instrumental to our successful recruiting of Mr. Kingsbury as our President and Chief Executive Officer.

On April 24, 2009, our Board of Directors granted one-time awards of units of restricted stock to certain of our management employees, including certain of our named executive officers as follows: Mr. Kingsbury – 3,611; Mr. Weyhrich – 4,444; and Mr. Hand – 5,111. The amount of each named executive officer’s restricted stock award was based on his position with us and the total target compensation package deemed appropriate for his position. The Committee concluded that these awards were reasonable and consistent with the nature of the named executive officer’s responsibilities.

Units of restricted stock granted (i) on April 24, 2009 to each of our named executive officers vested 50% on April 24, 2011 and will vest 50% on April 24, 2012, and (ii) to Mr. Kingsbury on December 2, 2008 vested one-third on December 2, 2011. Two-thirds of the units of restricted stock granted to Mr. Kingsbury on December 2, 2008 were vested as of December 2, 2010. Except as otherwise noted:

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

Each holder of a restricted stock grant that was outstanding when the dividend pursuant to our February 2011 debt refinancing was declared is entitled to receive a pro rata dividend equivalent payment upon the vesting of such holder’s restricted stock.

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

Perquisites or Other Personal Benefits

Although our named executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees, we do provide our named executive officers with perquisites that the Committee believes are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. We provide each of our named executive officers with a car allowance or use of a company car. Additionally, certain of our newly hired named executive officers have received reimbursement of certain relocation and temporary living expenses (subject to clawback in the event of termination on the conditions specified in each such named executive officer’s employment agreement).

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

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (6)	Total ($)
Thomas A. Kingsbury,	2011	887,167	—		—	—	609,494	55,378	1,552,039
President and Chief Executive Officer	2010	884,920	500,000	(5)	—	—	1,074,784	43,029	2,502,733
	5/31/09-1/30/2010	556,260	—		—	—	915,441	4,250	1,475,951
	2009	422,381	—		769,809	3,169,250	451,128	357,477	5,170,045

Todd Weyhrich,	2011	492,548	—		—	—	170,625	45,855	709,028
Executive Vice President and Chief Financial Officer	2010	457,486	—		—	—	284,502	14,784	756,772
	5/31/09-1/30/2010	294,396	—		—	—	242,322	15,969	552,687
	2009	508,942	—		203,535	52,430	241,245	12,402	1,018,554

Joyce Manning Magrini Executive Vice President – Human Resources	2011	386,539	—		—	237,236	136,500	45,061	805,336
	2010 5/31/09-1/30/2010	348,657 90,386	— 150,000	(1)	— —	— 263,400	213,783 69,235	71,099 24,273	633,539 597,294

Hobart Sichel,	2011	326,923	125,000	(1)	—	237,236	113,906	238,083	1,041,148
Executive Vice President and Chief Marketing Officer (2)

Fred Hand,	2011	521,863	—		—	—	179,263	49,526	750,652
Executive Vice President – Stores	2010	512,260	—		—	—	309,226	19,952	841,438

(1)	Represents a sign-on bonus pursuant to the terms of the named executive officer’s employment agreement.
(2)	Mr. Sichel has served as our Executive Vice President and Chief Marketing Officer since May 2011.
(3)	Represents the aggregate grant date fair value of awards of restricted units of Parent’s common stock. Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in our financial statements. The vesting terms and conditions of restricted stock awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”
(4)

Represents the aggregate grant date fair value of awards of options to purchase units of Parent’s common stock. With respect to each of Messrs. Kingsbury and Weyhrich, the amount shown in Fiscal 2009 includes the incremental value (calculated in accordance with FASB ASC Topic 718) of the repriced and exchanged options described below under the caption entitled “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” and the table entitled “Outstanding Equity Awards at Fiscal Year-End.” Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in our Consolidated Financial Statements. The amount of compensation, if any, actually realized by a named executive officer from the exercise and sale of vested options will depend on numerous factors, including the continued employment of the named executive officer during the vesting period of the award and the amount by which the unit price on the day of exercise and sale exceeds the option exercise price. The vesting terms and conditions of option awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”
(5)	Represents a special one-time bonus award for Mr. Kingsbury for his performance during Fiscal 2010.
(6)	The amounts reported in this column for Fiscal 2011 represent the following:

Name	Relocation Expenses ($) (a)	Company Matching 401(k) Contributions ($)	Automobile Reimbursement ($) (b)	Tax Reimbursements ($) (c)	Other Perquisites or Contractual Arrangements ($) (d)	Total ($)
Thomas A. Kingsbury	—	9,800	12,578	8,006	24,994	55,378

Todd Weyhrich	—	9,800	24,758	—	11,297	45,855

Joyce Manning Magrini	—	9,800	19,534	—	15,727	45,061

Hobart Sichel	221,349	—	16,734	—	—	238,083

Fred Hand	—	9,800	14,924	—	24,802	49,526

(a)	Consists of (i) a one-time relocation allowance of $200,000 in lieu of any other payment or reimbursement for the costs of Mr. Sichel’s relocation to a non-temporary residence within reasonable commuting distance from our principal offices in Burlington, New Jersey; and (ii) reimbursement in the amount of $21,349 for certain temporary housing expenses.
(b)	Consists of the following incremental costs to us associated with the provision of the use of a company car: (i) the value of the use of the company car purchased in Fiscal 2011 and the Transition Period for Mr. Hand $8,750 and Ms. Magrini $12,750, respectively; (ii) $1,000 of automobile insurance costs for each of Mr. Kingsbury, Mr. Weyhrich, Mr. Hand and Ms. Magrini; (iii) fuel expenses in the following amounts: Mr. Kingsbury: $5,745; Mr. Weyhrich – $2,925; Ms. Magrini – $5,784; and Mr. Hand – $5,174; and (iv) automobile allowances in the following amounts: Mr. Kingsbury: $5,833; Mr. Weyhrich – $20,833; Mr. Sichel – $16,734.
(c)	Represents reimbursement of income taxes related to certain out of pocket expenses.
(d)	Represents amounts reimbursed by us to each named executive officer as part of participation in our executive medical reimbursement plan.

Grants of Plan-Based Awards

The following table sets forth information regarding our grants of plan-based awards to our named executive officers during Fiscal 2011:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($) (2)	All Other Stock Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (3)	Exercise or Base Price of Option Awards ($/Unit) (4)	Grant Date Fair Value of Stock and Option Awards ($) (5)
Thomas A. Kingsbury	N/A	446,515	893,031	—	—	—	—	—

Todd Weyhrich	N/A	125,000	250,000	—	—	—	—	—

Joyce Manning Magrini	N/A	100,000	200,000	—	—	—	—	—
	5/13/2011	—	—	—	—	6,667	50	178,342
	5/13/2011	—	—	—	—	3,333	120	58,894

Hobart Sichel	N/A	83,375	166,750	—	—	—	—	—
	6/9/2011	—	—	—	—	6,667	50	178,342
	6/9/2011	—	—	—	—	3,333	120	58,894

Fred Hand	N/A	131,328	262,656	—	—	—	—	—

(1)	The amounts shown represent the threshold and target payments the named executive officer was eligible to receive under our Bonus Plan for Fiscal 2011 in the event that the named executive officer “Meets Expectations” pursuant to the Performance Component. For Mr. Sichel, the amounts reflect prorated values for the partial year he was employed. Amounts actually paid to each named executive officer are reported in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table.
(2)	Under the Bonus Plan, each named executive officer is eligible for his or her target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the Adjusted EBITDA or comparative store sales targets in the event that actual results exceed the targets (subject to adjustment based on the Performance Component determination discussed under the section above entitled “Annual Incentive Awards”). Accordingly, the Bonus Plan provides for unlimited potential awards and, as such, this column contains no maximum values. For additional information regarding the Bonus Plan, please refer to the section above entitled “Annual Incentive Awards.”
(3)	The amounts shown represent the options to purchase units of Parent’s common stock granted to each named executive officer under the Incentive Plan during Fiscal 2011. Such options vest 40% on the second anniversary of the grant date with the remaining options vesting ratably over the subsequent three years. For additional information regarding these grants, please refer to the section above entitled “Long Term Incentives.”

(4)	All grants of options have an exercise price equal to or greater than the fair market value of the units of Parent’s common stock on the date of grant. Because we are a privately-held company and there is no market for units of Parent’s common stock, fair market value is determined by our Board of Directors based on available information that is material to the value of units of Parent’s common stock.
(5)	The amounts shown in this column reflect the grant date fair value of the option awards calculated in accordance with FASB ASC Topic 718.

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

In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $90 per unit and $180 per unit, respectively, to $30.60 and $120.60 per unit, respectively, without affecting the existing vesting schedules thereof.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding stock options and units of unvested restricted stock held by each named executive officer as of January 28, 2012:

		Option Awards					Stock Awards
Name	Grant Date	Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($/ Unit)	Option Expiration Date	Number of Units That Have Not Vested (#) (6)	Market Value Of Units of Stock That Have Not Vested ($) (7)
Thomas A. Kingsbury	12/2/2008	—	—		—	—	—	—
	12/2/2008	5,000	20,000	(2)	30.60	12/2/2018	—	—
	12/2/2008	15,000	10,000	(4)	120.60	12/2/2018	—	—
	12/2/2008	10,000	15,000	(3)	30.60	12/2/2018	—	—
	4/24/2009	—	—		—	—	1,806	63,156

Todd Weyhrich	8/21/2007	—	834	(2)	30.60	8/21/2017	—	—
	8/21/2007	3,333	834	(4)	120.60	8/21/2017	—	—
	8/21/2007	—	2,501	(3)	30.60	8/21/2017	—	—
	11/5/2007	—	500	(2)	30.60	11/5/2017	—	—
	11/5/2007	2,000	500	(4)	120.60	11/5/2017	—	—
	11/5/2007	—	1,500	(3)	30.60	11/5/2017	—	—
	4/24/2009	—	—		—	—	2,222	77,703

Joyce Manning Magrini	11/2/2009	2,666	4,001	(5)	30.60	11/2/2019	—	—
	11/2/2009	1,333	2,000	(4)	120.60	11/2/2019	—	—
	5/13/2011	—	6,667		50	5/13/2021	—	—
	5/13/2011	—	3,333		120	5/13/2021	—	—

Hobart Sichel	6/9/11	—	6,667		50	6/9/21	—	—
	6/9/11	—	3,333		120	6/9/21	—	—

Fred Hand	2/11/2008	666	1,334	(2)	30.60	2/11/2018	—	—
	2/11/2008	1,999	1,334	(4)	120.60	2/11/2018	—	—
	2/11/2008	1,333	2,001	(3)	30.60	2/11/2018	—	—
	4/13/2009	2,666	4,001	(5)	30.60	4/13/2019	—	—
	4/13/2009	1,333	2,000	(4)	120.60	4/13/2019	—	—
	4/24/2009	—	—		—	—	2,556	89,383

(1)	All options vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.
(2)	Pursuant to an amendment to the named executive officer’s option agreement on April 24, 2009, the exercise price of these options was modified to be $90 per unit. In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $90 per unit to $30.60 per unit without affecting the existing vesting schedules thereof.
(3)

Pursuant to an amendment to the named executive officer’s option agreement on April 24, 2009, these options were replaced on a one-for-one basis for replacement options with (i) an exercise price of $90 per unit, and (ii) a new five-year vesting period commencing from and after such date, such that 40% of these options shall vest on April 24, 2011, and then one-third of the remaining 60% shall vest on April 24, 2012, 2013 and 2014, respectively. In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $90 per unit to $30.60 per unit without affecting the existing vesting schedules thereof.
(4)	In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $180 per unit to $120.60 per unit without affecting the existing vesting schedules thereof.
(5)	In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing approved an adjustment of the exercise price of each then outstanding option from $90 per unit to $30.60 per unit without affecting the existing vesting schedules thereof.
(6)	Provided, in each case, that the named executive officer remains continuously employed by us on such date, the units of restricted stock granted to such named executive officer on April 24, 2009 will vest 50% on April 24, 2012. 50% of the units of restricted stock granted to such named executive officer on April 24, 2009 vested on April 24, 2011.
(7)	The amounts set forth in this column represent the fair market value of the unvested shares of restricted stock held by the named executive officer using a price of $34.97 per unit, which was the fair market value of each unit at the end of Fiscal 2011.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised by our named executive officers, and the vesting of our named executive officers’ restricted stock, during Fiscal 2011.

	Option Awards		Stock Awards
Name	Number of Units Acquired on Exercise (1)	Value Realized on Exercise ($) (2)	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Thomas A. Kingsbury	25,000	109,250	1,805	(4)	63,085	(5)
			2,500	(3)	87,425	(6)

Todd Weyhrich	7,998	34,951	2,222	(4)	77,659	(5)

Joyce Manning Magrini	—	—	—		—

Hobart Sichel	—	—	—		—

Fred Hand	1,333	5,825	2,556	(4)	89,332	(5)

(1)	Messrs. Kingsbury, Weyhrich and Hand exercised the options reflected in this column on January 13, 2012, January 13, 2012 and January 12, 2012, respectively.
(2)	The dollar value reflects the difference in the fair market value of our units at the time of exercise ($34.97) and the option’s exercise price ($30.60). These amounts were not realized by the named executive officers as they retained ownership of the units received upon exercise.
(3)	Amount shown vested on December 2, 2011.
(4)	Amount shown vested on April 24, 2011.
(5)	The value realized is equal to the fair market value of $34.95 per unit on the day of vesting multiplied by the number of units that vested.
(6)	The value realized is equal to the fair market value of $34.97 per unit on the day of vesting multiplied by the number of units that vested.

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

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of payments and benefits that would be due to each of our named executive officers upon the termination of his or her employment with us, including termination in connection with a change of control. The amounts in the table below assume that each termination was effective as of January 27, 2012, the last business day of Fiscal 2011, and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.

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

•	units issued upon the exercise of vested options will be callable under our Stockholders Agreement; and

•	unexercised vested options will be exercisable for a period of 60 days;

•	Pursuant to the terms of the restricted stock agreements with each of our named executive officers and subject to the terms of the Incentive Plan,

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

•	all vested units of restricted stock are callable under the Stockholders Agreement.

Termination Without Cause or for Good Reason
Name	Base Salary ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Health Benefits ($) (3)	Other Payments ($)	Option and Restricted Stock Acceleration ($) (4)	Termination for Any Other Reason ($) (5)	Option Acceleration Upon Change of Control ($) (6)	Restricted Stock Acceleration Upon Change of Control, Death or Disability ($) (7)

Thomas A. Kingsbury	1,786,062	609,494	18,194	—	79,543	—	152,950	63,156

Todd Weyhrich	500,000	170,625	9,098	—	—	—	23,314	77,703

Joyce Manning Magrini	400,000	136,500	9,098	—	—	—	17,484	—

Hobart Sichel	500,000	113,906	9,098	—	—	—	—	—

Fred Hand	525,312	179,263	9,031	—	—	—	32,058	89,383

(1)	The amount set forth in this column (i) reflects the severance pay the named executive officers would be entitled to receive based upon salaries in effect as of January 27, 2012, (ii) with respect to Mr. Kingsbury, assumes that the severance pay will be provided for a period of two years in accordance with the terms of his employment agreement; and (iii) with respect to each named executive officer other than Mr. Kingsbury, assumes that the severance pay will be provided for a period of one year in accordance with the terms of his or her employment agreement.
(2)	The amounts set forth in this column for each of the named executive officers reflect the actual award that they received pursuant to the Bonus Plan with respect to Fiscal 2011.
(3)	The amounts set forth in this column have been calculated based upon the health coverage rates and elections in effect as of as January 28, 2011 for each of the named executive officers, and assumes that coverage will be provided (i) for a period of two years for Mr. Kingsbury; and (ii) for a period of one year with respect to each named executive officer other than Mr. Kingsbury.
(4)	As described above, upon cessation of employment and subject to the terms of the Incentive Plan, options and restricted stock that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option and restricted stock agreements contain a formula for calculating a number of options and restricted stock which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or if Mr. Kingsbury resigns with good reason). Because units of our capital stock are not publicly traded, the value of our stock is only available when a valuation is performed. The units were valued at $34.97 per unit (Valuation Price) as of January 27, 2012. The dollar value in this column with respect to Mr. Kingsbury assumes withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us and represents the sum of the (i) product obtained by multiplying the number of accelerated units of restricted stock (calculated pursuant to the formula contained in Mr. Kingsbury’s restricted stock agreements) by the Valuation Price, and (ii) product obtained by multiplying (a) the number of accelerated options with an exercise price less than the Valuation Price, by (b) the amount by which the Valuation Price exceeds such exercise price.
(5)	Under our employment agreement with each named executive officer, in the event that such named executive officer is terminated for any reason other than by us without cause or by him or her for good reason, including as a result of death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, he or she shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.

(6)	As described above, all unvested outstanding options fully vest upon a change-in-control. Accordingly, the amount set forth in this column represents (assuming withholding tax obligations due in connection with vesting are satisfied by a cash payment to us) the product obtained by multiplying (i) the number of unvested options with an exercise price less than the Valuation Price, by (ii) the amount by which the Valuation Price exceeds such exercise price.
(7)	As described above, all unvested units of restricted stock will remain unvested following any change of control, provided, however, that 100% of such units will vest if, following a change of control, the named executive officer’s employment is terminated by us without cause or the named executive officer resigns with good reason (except with respect to Mr. Kingsbury, whose restricted stock agreements provide that all unvested units of restricted stock will accelerate and vest as of the date of a change of control). In all cases, unvested units of restricted stock will vest if the named executive officer’s employment is terminated prior to vesting as a result of the named executive officer’s death or disability. Accordingly, the amount set forth in this column represents (assuming withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us), (i) with respect to Mr. Kingsbury in the event of a change of control or his death or disability, the product obtained by multiplying the number of unvested units of restricted stock by the Valuation Price; and (ii) with respect to each named executive officer other than Mr. Kingsbury, the product obtained by multiplying the number of unvested units of restricted stock by the Valuation Price in the event (a) of such named executive officer’s death or disability, or (b) the employment of such named executive officer is terminated by us without cause or he or she resigns with good reason following a change of control.

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

Mr. Margolis receives an annual fee of $30,000 as compensation for his services as a director, which is payable in equal quarterly installments (and pro-rated for partial quarters). In addition, Mr. Margolis received options to purchase 2,000 units under the Incentive Plan in connection with his election to our Board of Directors on December 15, 2009. 40% of these options vested on December 15, 2011 and the remainder will vest 20% on each of December 15, 2012, December 15, 2013 and December 15, 2014.

The table below summarizes the compensation paid to Mr. Margolis during Fiscal 2011:

Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jay Margolis	30,000	—	—	—	—	—	30,000

On December 22, 2011, Mr. Margolis exercised options to purchase 799 units. As of January 28, 2012, Mr. Margolis had 1,201 options outstanding.

Compensation Committee Interlocks and Insider Participation

Messrs. Bekenstein and Hitch served at all times during Fiscal 2011, and continue to currently serve, on the Committee. Neither of these individuals (i) has ever been an officer or an employee of ours, nor (ii) except as otherwise set forth herein, has any relationship that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission. In addition, none of our executive officers serve (or served at any time during Fiscal 2011) as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

As a result of the Merger Transaction, all of BCFWC’s outstanding capital stock is beneficially owned by us, and all of our outstanding capital stock is beneficially owned by Parent. The following table shows information about the beneficial ownership of Parent’s Class A Stock and Class L Stock as of March 31, 2012 by:

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

The percentages of shares outstanding provided in the table below are based upon 5,104,677 shares of Class L Stock and 45,942,093 shares of Class A Stock outstanding as of March 31, 2012.

Name and Address of Beneficial Owner (1)	Amount and Nature of Class L Stock Beneficially Owned	Percentage of Class	Amount and Nature of Class A Stock Beneficially Owned	Percentage of Class	Options to Purchase Units Not Exercisable Within the Next 60 Days
Affiliates of Bain Capital, LLC (2)	4,944,444	96.9%	44,499,996	96.9%	—

Jay Margolis (3)	799	*	7,191	*	1,201

Todd Weyhrich (4)	19,109	*	171,981	*	5,335

Joyce Manning Magrini (5)	3,999	*	35,991	*	16,001

Thomas Kingsbury (6)	71,111	1.4%	639,999	1.4%	40,000

Fred Hand (7)	18,442	*	165,978	*	6,669

Hobart Sichel (8)	—	—	—	—	10,000

Joshua Bekenstein (9)	—	—	—	—	—

Jordan Hitch (9)	—	—	—	—	—

Mark Verdi (10)	—	—	—	—	—

David Humphrey (10)	—	—	—	—	—

Executive Officers and Directors as a Group (10 persons) (11)	113,460	2.2%	1,021,140	2.2%	79,206

*	Less than 1%
(1)	A “beneficial owner” of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares:

•	voting power which includes the power to vote, or to direct the voting of, such security; and/or

•	investment power which includes the power to dispose, or to direct the disposition of, such security.

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on March 31, 2012 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. The address of our named executive officers and Mr. Margolis is c/o Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

(2)	Includes shares beneficially owned, and with respect to which sole power to vote and sole power of disposition are held, by each of Bain Capital Integral Investors, LLC (Integral), Bain Capital Fund IX, LLC (Fund IX), BCIP TCV, LLC (BCIP TCV) and BCIP Associates – G (BCIP-G) as follows:

Name of Fund	Class L Stock	Class A Stock

Integral	2,523,111	23,077,824

Fund IX	2,361,567	21,254,078

BCIP TCV	58,596	157,560

BCIP-G	1,170	10,534

Bain Capital Fund IX, L.P. (“Fund IX LP”) is the sole member of Fund IX. Bain Capital Partners IX, L.P. (“Partners IX”) is the general partner of Fund IX LP. Bain Capital Investors, LLC (“BCI”) is the administrative member of each of Integral and BCIP TCV, the managing partner of BCIP-G, and the general partner of Partners IX. BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by Integral, BCIP TCV, and BCIP-G. BCI disclaims beneficial ownership of such shares except to the extent of its pecuniary interest therein. Fund IX LP, Partners IX, and BCI, by virtue of the relationships described above, may be deemed to beneficially own the shares held by Fund IX LLC. Fund IX LP, Partners IX, and BCI disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. The address of each entity referenced in this footnote is John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(3)	Mr. Margolis’ Class L Stock is comprised of 799 shares purchased in connection with an option exercise on December 22, 2011. Mr. Margolis’ Class A Stock is comprised of 7,191 shares purchased in connection with an option exercise on December 22, 2011.
(4)	Mr. Weyhrich’s Class L Stock is comprised of (i) 4,444 shares that were granted to Mr. Weyhrich on April 24, 2009, (ii) 7,998 shares purchased in connection with an option exercise on January 13, 2012; (iii) vested options to purchase 5,333 shares; and (iv) options to purchase 1,334 shares that will vest on April 24, 2012. Mr. Weyhrich’s Class A Stock is comprised of (i) 39,996 shares that were granted to Mr. Weyhrich on April 24, 2009, (ii) 71,982 shares purchased in connection with an option exercise on January 13, 2012; (iii) vested options to purchase 47,997 shares; and (iv) options to purchase 12,006 shares that will vest on April 24, 2012.
(5)	Ms. Magrini’s Class L Stock is comprised of vested options to purchase 3,999 shares. Mr. Ms. Magrini’s Class A Stock is comprised of vested options to purchase 35,991 shares.
(6)	Mr. Kingsbury’s Class L Stock is comprised of (i) 7,500 shares that were granted to Mr. Kingsbury on December 2, 2008; (ii) 3,611 shares that were granted to Mr. Kingsbury on April 24, 2009; (iii) 25,000 shares purchased in connection with an option exercise on January 13, 2012; (iv) vested options to purchase 30,000 shares; and (v) options to purchase 5,000 shares that will vest on April 24, 2012. Mr. Kingsbury’s Class A Stock is comprised of (i) 67,500 shares that were granted to Mr. Kingsbury on December 2, 2008; (ii) 32,499 shares that were granted to Mr. Kingsbury on April 24, 2009; (iii) 225,000 shares purchased in connection with an option exercise on January 13, 2012; (iv) vested options to purchase 270,000 shares; and (v) options to purchase 45,000 shares that will vest on April 24, 2012.
(7)	Mr. Hand’s Class L Stock is comprised of (i) 5,111 shares that were granted to Mr. Hand on April 24, 2009; (ii) 1,333 shares purchased in connection with an option exercise on January 12, 2012; (iii) vested options to purchase 9,331 shares; (iv) options to purchase 2,000 shares that will vest on April 13, 2012; and (v) options to purchase 667 shares that will vest on April 24, 2012. Mr. Hand’s Class A Stock is comprised of (i) 45,999 shares that were granted to Mr. Hand on April 24, 2009; (ii) 11,997 shares purchased in connection with an option exercise on January 12, 2012; (iii) vested options to purchase 83,979 shares; (iv) options to purchase 18,000 shares that will vest on April 13, 2012; and (v) options to purchase 6,003 shares that will vest on April 24, 2012.
(8)	Mr. Sichel received options to purchase 10,000 units under the Incentive Plan on June 9, 2011 in connection with the commencement of his employment. These options vest 40% on June 9, 2013, 20% on June 9, 2014, 20% on June 9, 2015 and 20% on June 9, 2016.
(9)	Messrs. Bekenstein, Hitch and Verdi are managing directors of BCI and, accordingly, may be deemed to beneficially own the shares owned by BCI. Messrs. Bekenstein, Hitch and Verdi disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. The address of Messrs. Bekenstein, Hitch and Verdi is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(10)	David Humphrey is a general partner, and BCI is the managing partner, of each of BCIP Associates III (“BCIP III”), BCIP Associates III-B (“BCIP III-B”), BCIP Trust Associates III (“BCIP Trust III”) and BCIP Trust Associates III-B (“BCIP Trust III-B”), and accordingly Mr. Humphrey may be deemed to beneficially own the shares owned by BCIP Associates III, LLC (“BCIP III LLC”), BCIP Associates III-B, LLC (“BCIP III-B LLC”), BCIP T Associates III, LLC (“BCIP T III LLC”) and BCIP T Associates III-B, LLC (“BCIP T III-B LLC”).

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

Mr. Humphrey disclaims beneficial ownership of such shares except to the extent of his pecuniary interest therein. The address of Mr. Humphrey, as well as each of the entities referenced in this footnote, is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts, 02116.

(11)	Includes our current directors (Messrs. Kingsbury, Margolis, Bekenstein, Hitch, Humphrey and Verdi) and our current executive officers (Ms. Magrini and Messrs. Kingsbury, Weyhrich, Hand, and Sichel).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of January 28, 2012, information concerning equity compensation plans under which Parent’s securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A))

Equity Compensation Plans Approved by Security Holders	(1)	$69.86	(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	(1)	$69.86	(2)

(1)	As of January 28, 2012, 4,254,057 shares of Class A Stock and 472,673 shares of Class L Stock were issuable pursuant to outstanding options under our Incentive Plan.
(2)	As of January 28, 2012, 554,670 shares of Class A Stock and 61,630 shares of Class L Stock may be issued pursuant to future issuances under our Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Fees Paid to the Principal Accountant

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP (D&T), the member firms of Deloitte Touche Tohmatsu and their respective affiliates, our independent registered public accounting firm, for Fiscal 2011, Fiscal 2010 and the transition period ended January 30, 2010:

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011	Transition Period Ended January 30, 2010

Audit Fees (1)	$1,648,000	1,991,000	1,733,000

Audit-Related Fees (2)	$1,015,000	317,000	95,000

Tax Fees (3)	$630,000	652,000	650,000

Total	$3,293,000	2,960,000	2,378,000

(1)	Audit Fees – represents aggregate fees for the audit of our annual financial statements and review of our interim financial statements.
(2)	Audit-Related Fees – represents fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(3)	Tax Fees – represents fees incurred in connection with a strategic tax review, the filing of tax returns, and other tax consulting services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In accordance with its charter, the Audit Committee of our Board of Directors must pre-approve all audit and permissible non-audit services to be provided by D&T. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of D&T. All services provided by D&T during the fiscal year ended January 28, 2012, the fiscal year ended January 29, 2011, and the transition period ended January 30, 2010 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1) Financial Statements. The consolidated financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page [52] of this Report.

(2) Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts filed as part of this Report is set forth on page [102] of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report. Exhibits that previously have been filed are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

1.1 (10)	Purchase Agreement, dated February 17, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporation and Wells Fargo Securities, LLC.

2.1 (1)	Agreement and Plan of Merger, dated as of January 18, 2006, by and among Burlington Coat Factory Warehouse Corporation, BCFWC Acquisition, Inc. and BCFWC Mergersub, Inc.

3.1 (11)	Certificate of Incorporation of Burlington Coat Factory Investments Holdings, Inc.

3.2 (1)	By-laws of Burlington Coat Factory Investments Holdings, Inc.

4.1 (10)	Indenture, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto and Wilmington Trust FSB.

4.2 (10)	Form of 10.000% Senior Notes due 2019 (included in Exhibit 4.1).

10.1 (10)	Registration Rights Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporation and Wells Fargo Securities, LLC.

10.2 (10)	Credit Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers.

10.3 (10)	First Amendment, dated February 24, 2011, to the Amended and Restated Credit Agreement, dated as of January 15, 2010, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank, as Co-Syndication Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Documentation Agents and General Electric Capital Corporation, US Bank, National Association and Suntrust Bank as Senior Managing Agents.

10.4 (12)	Second Amended and Restated Credit Agreement, dated as of September 2, 2011, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Capital Finance, LLC and JPMorgan Chase Bank, N.A., as co-syndication agents, and Suntrust Bank and U.S. Bank, National Association, as co-documentation agents.

10.5 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of PNC Bank, National Association.

10.6 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Siemens Financial Services, Inc.

10.7 (8)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.

10.8 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of National City Business Credit, Inc.

10.9 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Citizens Bank of Pennsylvania.

10.10 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of HSBC Business Credit (USA), Inc.

10.11 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Sovereign Bank.

10.12 (8)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Capital One Leverage Finance Corp.

10.13 (1)	Form of Swingline Note.

10.14 (1)	Guaranty, dated as of April 13, 2006, by the Facility Guarantors party thereto in favor of Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as Collateral Agent.

10.15 (1)	Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.16 (1)	Intellectual Property Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.17 (1)	Pledge Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., K&T Acquisition Corp., Burlington Coat Factory of New York, LLC, Burlington Coat Factory Warehouse of Baytown, Inc., Burlington Coat Factory of Texas, Inc., as the Pledgors, and Bank of America, N.A., as Collateral Agent.

10.18* (8)	Employment Agreement, dated as of October 13, 2009, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.18.1* (8)	Amendment to Employment Agreement, dated February 26, 2010, by and between Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

10.19* (2)	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.19.1* (3)	Amendment to Employment Agreement, dated as of June 27, 2008, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.20* (4)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.21*(9)	Employment Agreement, dated as of January 28, 2008, by and between Burlington Coat Factory Warehouse Corporation and Fred Hand.

10.22*	Employment Agreement, dated as of May 12, 2011, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.23* (1)	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.

10.24* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.25* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.26* (1)	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.

10.26.1* (4)	Amendment No. 1 to the Burlington Coat Factory Holdings, Inc. Management Incentive Plan dated as of December 2, 2008.

10.26.2* (5)	Amendment No. 2 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of March 19, 2009.

10.26.3* (7)	Amendment No. 3 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of September 14, 2009.

10.27* (5)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.28* (5)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.29* (5)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.30* (5)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.31* (5)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.32* (5)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.33* (5)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.34* (5)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.35 (6)	Stockholders Agreement dated as of April 13, 2006 by and among Burlington Coat Factory Holdings, Inc. and the Investors and Managers named therein.

10.36 (1)	Advisory Agreement, dated as of April 13, 2006, by and among Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.

12	Statement re: Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.

(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2007.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on June 27, 2008.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended May 30, 2009 filed on August 27, 2009.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended November 28, 2009 filed on January 12, 2010.
(8)	Incorporated by reference to our Transition Report on Form 10-K/T for the transition period ended January 30, 2010 filed on April 30, 2010.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on February 24, 2011.
(11)	Incorporated by reference to our Registration Statement on Form S-4, No. 333-175594, filed on July 15, 2011.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2011.
*	Management Contract or Compensatory Plan or Arrangement.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury President and Chief Executive Officer

Date: April 20, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 20th day of April 2012.

Signature	Title

/s/ Thomas A. Kingsbury Thomas A. Kingsbury	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Todd Weyhrich Todd Weyhrich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John Crimmins John Crimmins	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Joshua Bekenstein Joshua Bekenstein	Director

/s/ Jordan Hitch Jordan Hitch	Director

/s/ David Humphrey David Humphrey	Director

/s/ Mark Verdi Mark Verdi	Director

/s/ Jay Margolis Jay Margolis	Director

EXHIBIT INDEX

Exhibit	Description

10.22	Employment Agreement, dated as of May 12, 2011, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

12	Statement re: Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase