Form 10-Q
period 2012-04-28
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2012-06-12
CIK 718916, 1368775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

Commission File Number 333-137916-110

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

As of June 12, 2012, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., registrant’s parent holding company, and are not publicly traded.

*The Registrant has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands)

	April 28, 2012	January 28, 2012	April 30, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$53,654	$35,664	$67,536
Restricted Cash and Cash Equivalents	34,800	34,800	37,274
Accounts Receivable, Net of Allowances for Doubtful Accounts	39,725	40,119	33,763
Merchandise Inventories	660,940	682,260	688,985
Deferred Tax Assets	23,317	23,243	22,174
Prepaid and Other Current Assets	43,327	40,062	37,402
Prepaid Income Taxes	18,319	21,319	25,169
Assets Held for Disposal	521	521	2,156

Total Current Assets	874,603	877,988	914,459

Property and Equipment—Net of Accumulated Depreciation	854,681	865,215	849,606
Tradenames	238,000	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	352,636	359,903	382,474
Goodwill	47,064	47,064	47,064
Other Assets	112,203	112,973	98,765

Total Assets	$2,479,187	$2,501,143	$2,530,368

LIABILITIES AND STOCKHOLDER’S DEFICIT

Current Liabilities:
Accounts Payable	$471,122	$276,285	$489,481
Other Current Liabilities	217,806	221,343	222,000
Current Maturities of Long Term Debt	10,236	7,659	10,788

Total Current Liabilities	699,164	505,287	722,269

Long Term Debt	1,406,184	1,605,464	1,451,636
Other Liabilities	215,476	224,352	214,347
Deferred Tax Liabilities	271,690	276,985	274,508
Commitments and Contingencies (Notes 3, 4 and 12)

Stockholder’s Deficit:

Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding at April 28, 2012, January 28, 2012 and April 30, 2011)	—	—	—
Capital in Excess of Par Value	475,754	474,569	467,907
Accumulated Deficit	(589,081)	(585,514)	(600,299)

Total Stockholder’s Deficit	(113,327)	(110,945)	(132,392)

Total Liabilities and Stockholder’s Deficit	$2,479,187	$2,501,143	$2,530,368

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
REVENUES:
Net Sales	$982,422	$929,081
Other Revenue	7,534	7,250

Total Revenue	989,956	936,331

COSTS AND EXPENSES:
Cost of Sales (Exclusive of Depreciation and Amortization)	619,885	577,303
Selling and Administrative Expenses	307,137	288,828
Restructuring and Separation Costs (Note 4)	1,478	—
Depreciation and Amortization	39,925	36,620
Impairment Charges – Long-Lived Assets	13	9
Other Income, Net	(2,304)	(2,809)
Loss on Extinguishment of Debt	—	37,764
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	29,479	30,854

Total Costs and Expenses	995,613	968,569

Loss Before Income Tax Benefit	(5,657)	(32,238)

Income Tax Benefit	(1,717)	(11,181)

Net Loss	$(3,940)	$(21,057)

Total Comprehensive Loss	$(3,940)	$(21,057)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Three Months Ended
	April 28, 2012	April 30, 2011
OPERATING ACTIVITIES
Net Loss	$(3,940)	$(21,057)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:

Depreciation and Amortization	39,925	36,620
Impairment Charges – Long-Lived Assets	13	9
Amortization of Debt Issuance Costs	1,464	2,552
Accretion of New Senior Notes and Existing Senior Notes and Discount Notes	415	358
Interest Rate Cap Agreement—Adjustment to Market	(132)	1,252
Provision for Losses on Accounts Receivable	20	448
Provision for Deferred Income Taxes	(5,446)	(2,110)
Loss on Retirement of Fixed Assets	139	168
Loss on Extinguishment of Debt – Write-off of Deferred Financing Fees	—	16,435
Excess Tax Benefit from Stock Based Compensation	(402)	(448)
Non-Cash Stock Compensation Expense	791	705
Non-Cash Rent Expense	(3,019)	(1,165)

Changes in Assets and Liabilities:
Accounts Receivable	(7,609)	(3,283)
Merchandise Inventories	21,319	(44,757)
Prepaid and Other Current Assets	(264)	(9,588)
Accounts Payable	194,837	299,021
Other Current Liabilities and Income Tax Payable	3,001	15,616
Deferred Rent Incentives	11,967	18,995
Other Long Term Assets and Long Term Liabilities	(8,323)	788

Net Cash Provided by Operating Activities	244,756	310,559

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(28,137)	(33,118)
Payments Made Related to Disposal of Property and Equipment	(119)	(50)
Increase in Restricted Cash and Cash Equivalents	—	(7,010)
Lease Acquisition Costs	(86)	(72)
Other	—	22

Net Cash Used in Investing Activities	(28,342)	(40,228)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	55,200	153,000
Proceeds from Long Term Debt – Notes Payable	—	450,000
Proceeds from Long Term Debt – Term Loan	—	990,000
Principal Payments on Long Term Debt – ABL Line of Credit	(245,200)	(321,600)
Principal Repayments on Long Term Debt – Senior Discount Notes	—	(99,309)
Principal Repayments on Long Term Debt – Senior Notes	—	(302,056)
Principal Payments on Long Term Debt	(164)	(205)
Principal Payments on Long Term Debt – Term Loan	(6,955)	(780,050)
Payment of Dividends	(1,686)	(297,917)
Stock Options Exercised and Related Tax Benefits	394	448
Debt Issuance Costs	(13)	(25,320)

Net Cash Used in Financing Activities	(198,424)	(233,009)

Increase in Cash and Cash Equivalents	17,990	37,322
Cash and Cash Equivalents at Beginning of Period	35,664	30,214

Cash and Cash Equivalents at End of Period	$53,654	$67,536

Supplemental Disclosure of Cash Flow Information
Interest Paid	$39,144	$27,185

Net Income Tax Payments	$21	$301

Non-Cash Investing Activities:

Accrued Purchases of Property and Equipment	$8,268	$8,453

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 28, 2012

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are primarily of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (Fiscal 2011 10-K). The balance sheet at January 28, 2012 has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2011 10-K. Because the Company's business is seasonal in nature, the operating results for the three month period ended April 28, 2012 are not necessarily indicative of results for the fiscal year ending February 2, 2013 (Fiscal 2012).

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements contained in the Fiscal 2011 10-K.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that it is more likely than not the fair value of the reporting unit is not less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance was effective for the Company on the first day of Fiscal 2012 and it did not have a material impact on the Company’s financial position or results of operations.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures required for fair value measurements. The new guidance was effective for the Company beginning in the first quarter of Fiscal 2012 and it did not have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards or pronouncements that had an impact on the Company’s Condensed Consolidated Financial Statements during the first quarter ended April 28, 2012 and there were no new accounting standards or pronouncements that were issued but not yet effective as of April 28, 2012 that the Company expects to have a material impact upon becoming effective.

2. Stockholder’s Deficit

Activity for the three month periods ended April 28, 2012 and April 30, 2011 in the Company’s common stock, capital in excess of par value, accumulated deficit, and total stockholder’s deficit equity are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 28, 2012	$—	$474,569	$(585,514)	$(110,945)
Net Loss	—	—	(3,940)	(3,940)
Stock Options Exercised and Related Tax Benefits	—	394	—	394
Stock Based Compensation	—	791	—	791
Dividends (b)	—	—	373	373

Balance at April 28, 2012	$—	$475,754	$(589,081)	$(113,327)

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 29, 2011	$—	$466,754	$(279,242)	$187,512
Net Loss	—	—	(21,057)	(21,057)
Excess Tax Benefit from Stock Based Compensation	—	448	—	448
Stock Based Compensation	—	705	—	705
Dividends (a)	—	—	(300,000)	(300,000)

Balance at April 30, 2011	$—	$467,907	$(600,299)	$(132,392)

(a)	Represents dividends declared to the stockholders of Burlington Coat Factory Holdings, Inc. (Parent), in conjunction with the Company’s February 2011 debt refinancing, of which $297.9 million was paid as of April 30, 2011 and $1.7 million was paid as of April 25, 2012. Less than $0.1 million remains to be paid during the second quarter of Fiscal 2012.
(b)	As a result of certain forfeitures of Parent’s restricted stock prior to the payment date, $0.4 million of dividend equivalent payments were forfeited and reverted back to the Company.

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	April 28, 2012	January 28, 2012	April 30, 2011
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.50%) plus 4.8% due in quarterly payments of $2,500 from January 30, 2016 to January 28, 2017, matures on February 23, 2017. (a)	$942,583	$949,123	$987,799

$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2013 to February 15, 2019.	450,000	450,000	450,000

$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016.	—	190,000	—

Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012.	—	—	150

Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011.	—	—	60

Capital Lease Obligations	23,837	24,000	24,415

Total debt	1,416,420	1,613,123	1,462,424
Less: current maturities	(10,236)	(7,659)	(10,788)

Long-term debt, net of current maturities	$1,406,184	$1,605,464	$1,451,636

(a)	Subsequent to April 28, 2012, the Company refinanced its Term Loan. Refer to Note 13 entitled “Subsequent Events” for further discussion.

$1 Billion Senior Secured Term Loan Facility (Term Loan Facility)

The Term Loan Facility is to be repaid in quarterly payments of $2.5 million from January 30, 2016 to January 28, 2017 with the balance of the Term Loan Facility due upon maturity on February 23, 2017. At the end of each fiscal year, the Company is required to make a payment based on its available free cash flow (as defined in the credit agreement governing the Term Loan Facility (the Term Loan Credit Agreement)). This payment offsets future mandatory quarterly payments. Based on the Company’s available free cash flow for Fiscal 2011, the Company made a payment of $7.0 million during the three months ended April 28, 2012. This payment offsets mandatory quarterly payments through the fiscal quarter ending October 31, 2015, and $2.0 million of the mandatory quarterly payment for the fiscal year ending January 30, 2016.

The Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFW, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter.

The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.

Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the Term Loan Credit Agreement, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the benefit for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The interest rates for the Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate, as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Term Loan Facility was 6.3% as of April 28, 2012.

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

Prior to the September 2, 2011 ABL amendment and restatement, the ABL Line of Credit carried an interest rate of LIBOR plus a spread which was determined by the Company’s annual average borrowings outstanding. Commitment fees of 0.75% to 1.0%, based on the Company’s usage of the line of credit, were charged on the unused portion of the facility and were included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

At April 28, 2012, the Company had $472.4 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the three month period ended April 28, 2012 amounted to $213.7 million. Average borrowings during the three month period ended April 28, 2012 amounted to $80.8 million at an average interest rate of 2.2%. At January 28, 2012, $190.0 million was outstanding under this facility.

At April 30, 2011, the Company had $388.9 million available under the ABL Line of Credit and no outstanding borrowings. The maximum borrowings under the facility during the three month period ended April 30, 2011 amounted to $184.9 million. Average borrowings during the three month period ended April 30, 2011 amounted to $72.7 million at an average interest rate of 4.5%.

Both the Term Loan and the ABL Line of Credit are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries (with the exception of one immaterial non-guarantor subsidiary). The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment. The Term Loan is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

As of April 28, 2012, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and the Term Loan Facility, as well as the indenture governing the Senior Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $30.1 million, $31.5 million and $35.5 million in deferred financing fees, net of accumulated amortization, as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing fees amounted to $1.4 million and $2.6 million for the three month periods ended April 28, 2012 and April 30, 2011, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations. Changes in the Company’s workforce during the three months ended April 28, 2012 resulted in a severance charge of $1.5 million, which was recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss. There were no restructuring or severance charges incurred during the three months ended April 30, 2011.

The table below summarizes the charges incurred related to the Company’s restructuring and separation costs, which are included in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets as of April 28, 2012 and April 30, 2011:

(in thousands)
	January 28, 2012	Charges	Cash Payments	Other	April 28, 2012
Severance-Restructuring	$—	$400	$(216)	$—	$184
Severance-Separation Cost	979	1,078	(718)	—	1,339

Total	$979	$1,478	$(934)	$—	$1,523

(in thousands)
	January 29, 2011	Charges	Cash Payments	Other	April 30, 2011
Severance-Restructuring	$6	$—	$(6)	$—	$—
Severance-Separation Cost	1,231	—	(842)	—	389

Total	$1,237	$—	$(848)	$—	$389

5. Fair Value Measurements

The Company accounts for fair value measurements in accordance with ASC Topic No. 820, “Fair Value Measurements and Disclosures,” (Topic No. 820) which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Topic No. 820 defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The Company’s financial assets as of April 28, 2012 included cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company's non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company's interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company's interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of April 28, 2012, the Company recorded credit valuation adjustments of less than $0.1 million to the overall valuation of the Company's interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	April 28, 2012	January 28, 2012	April 30, 2011
Assets:
Level 1
Cash equivalents (including restricted cash)	$34,932	$34,915	$69,754

Level 2
Interest rate cap agreements (a)	$246	$114	$2,027

Level 3
Note Receivable (b)	$758	$763	$1,099

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company's interest rate cap agreements).
(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. The change in fair value of the Company’s Level 3 note receivable from January 28, 2012 to April 28, 2012 is related to unrealized gains. The change in fair value of the Company’s Level 3 note receivable from April 30, 2011 to January 28, 2012 is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains of $0.2 million.

Financial Liabilities

The fair value of the Company’s debt as of April 28, 2012, January 28, 2012 and April 30, 2011 is noted in the table below:

	(in thousands)
	April 28, 2012		January 28, 2012		April 30, 2011
	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)
$1,000,000 Senior Secured Term Loan Facility, 6.3% due in quarterly payments of 2,500 from January 30, 2016 to January 28, 2017, matures on February 23, 2017.	$942,583	$951,208	$949,123	$945,247	$987,799	$988,622
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from August 15, 2011 to February 15, 2019.	450,000	479,813	450,000	432,000	450,000	456,750
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016. (a)	—	—	190,000	190,000	—	—
Other debt (b)	—	—	—	—	210	210

Total debt	$1,392,583	$1,431,021	$1,589,123	$1,567,247	$1,438,009	$1,445,582

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.
(b)	Other debt includes both promissory notes, as described in the Fiscal 2011 10-K.
(c)	Capital lease obligations are excluded from the table above.

As of April 28, 2012, the fair value of the Company’s debt, exclusive of capital leases, was $1,431.0 million compared to the carrying value of $1,392.6 million. The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since April 28, 2012, and current estimates of fair value may differ from amounts presented herein.

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Interest rate cap agreements are recorded at fair value and adjusted to market on a quarterly basis. Gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

As of April 28, 2012 and January 28, 2012, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt. As of April 30, 2011, the Company was party to four outstanding interest rate cap agreements.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	April 28, 2012		January 28, 2012		April 30, 2011
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$246	Other Assets	$114	Other Assets	$2,027

Liability Derivatives
	April 28, 2012		January 28, 2012		April 30, 2011
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

(Gain) Loss on Derivatives Instruments
		Amount of (Gain) or Loss Recognized in Income on Derivatives
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives	April 28, 2012	April 30, 2011
Interest Rate Cap Agreements	Interest Expense	$(132)	$1,252

The Company has two interest rate cap agreements each of which has a notional principal amount of $450 million, a cap rate of 7.0% and terminates on May 31, 2015. The Company has not elected hedge accounting treatment for its interest rate cap agreements. The Company will adjust these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements will be included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” in the Company’s Condensed Consolidated Statements of Cash Flow.

7. Income Taxes

	April 28, 2012	January 28, 2012	April 30, 2011
Current Deferred Tax Asset	$23,317	$23,243	$22,174
Non-Current Deferred Tax Liability	271,690	276,985	274,508

Net Deferred Tax Liability	$248,373	$253,742	$252,334

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily relate to rent expense, landlord allowances, intangible costs and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. For the first quarter ending April 28, 2012, the Company’s best estimate of its annual effective income tax rate was 41.8%, (before discrete items).

As of April 28, 2012, January 28, 2012 and April 30, 2011, valuation allowances amounted to $6.1 million, $6.1 million and $5.8 million, respectively, primarily related to state tax net operating losses. In addition, management also determined that a full valuation allowance of $1.2 million was required against the tax benefit associated with Puerto Rico alternative minimum tax credits as of April 28, 2012 and January 28, 2012. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2012. Within the next twelve months, the Company expects its unrecognized tax benefits to be reduced by $4—$5 million upon the closing of an ongoing state audit.

8. Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Parent’s Board of Directors adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to key employees and directors of the Company and its affiliates. Grants made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent’s common stock. As of April 28, 2012, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Parent’s Class A common stock and 730,478 shares of Parent’s Class L common stock.

Non-cash stock compensation expense for the three months ended April 28, 2012 and April 30, 2011 amounted to $0.8 million and $0.7 million, respectively, and is included in the line item “Selling and Administrative Expense” in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss. The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended
Type of Non-Cash Stock Compensation	April 28, 2012	April 30, 2011
Stock Option Compensation	$367	$463
Restricted Stock Compensation	424	242

Total	$791	$705

Stock Options

Options granted during the three month period ended April 28, 2012 were all service-based awards and were granted at exercise prices of $50 per unit and $120 per unit. Options granted during the three month period ended April 30, 2011 were all service-based awards and were granted at exercise prices of $90 per unit and $180 per unit.

In April 2011, the Parent’s Board of Directors, in order to reflect the dividends paid in connection with the debt refinancing in February 2011, approved a reduction of the exercise prices of each then outstanding option from $90 per unit and $180 per unit, respectively, to $30.60 and $120.60 per unit, respectively, without affecting the existing vesting schedules thereof. Upon application of modification accounting, which contemplates fair value of awards both before and after the debt refinancing and related dividends, the stock compensation cost did not change as a result of this modification.

All of the service-based awards granted during the three month period ended April 28, 2012 and April 30, 2011 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of April 28, 2012, the Company had 460,003 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation.” For the three months ended April 28, 2012, the Company recognized non-cash stock compensation expense of $0.6 million before the adjustment for forfeitures of $0.2 million, which resulted in $0.4 million of expense for the quarter. These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.

In comparison, for the three months ended April 30, 2011, the Company recognized non-cash stock compensation expense of $0.7 million before the adjustment for forfeitures of $0.2 million, which resulted in $0.5 million of expense for the quarter. These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated.

Non-cash stock option compensation expense is included in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. As of April 28, 2012 there was approximately $3.7 million of unearned non-cash stock-based compensation that the Company expected to recognize as expense over the next 4.8 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. As of April 28, 2012, 44.7% percent of outstanding options to purchase units had vested.

Stock option transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding January 28, 2012	472,673	$69.86
Options Issued	1,000	73.33
Options Forfeited	(13,436)	(64.63)
Options Exercised	(234)	(30.60)

Options Outstanding April 28, 2012	460,003	$70.35

Non-vested stock option transactions during the three months ended April 28, 2012 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Options Outstanding, January 28, 2012	290,464	$34.12
Granted	1,000	44.97
Vested	(25,793)	(35.27)
Forfeited	(11,169)	(43.90)

Non-Vested Options Outstanding, April 28, 2012	254,502	$33.50

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of April 28, 2012:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At April 28, 2012	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At April 28, 2012	Weighted Average Remaining Contractual Life (Years)
$ 30.60	235,422	6.5	119,390	5.5
$ 50.00	56,671	9.3	—	—
$ 120.00	28,329	9.3	—	—
$ 120.60	125,581	5.7	72,111	4.4
$ 270.00	14,000	0.8	14,000	0.8

	460,003		205,501

The following table summarizes information about the options to purchase units vested and expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of April 28, 2012
$ 30.60	196,881	6.3	$30.60
$ 50.00	45,333	9.3	$50.00
$ 120.00	22,667	9.3	$120.00
$ 120.60	109,001	5.5	$120.60
$ 270.00	14,000	0.8	$270.00

	387,882

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the three months ended April 28, 2012 and April 30, 2011:

	Three Months Ended
	April 28, 2012		April 30, 2011
Risk-Free Interest Rate		1.3%		2.9 –3.8%
Expected Volatility		34.1%		35.49%
Expected Life (years)		6.6		6.4 - 9.8
Contractual Life (years)		10		10
Expected Dividend Yield		0.0%		0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$30.60	$	N/A		$20.57
$50.00		$53.02	$	N/A
$120.00		$28.86	$	N/A
$120.60	$	N/A		$12.64

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from, among other things, changes in the Company’s business forecast, market conditions and the refinancing of the Company’s debt and related dividend payments in February 2011.

Restricted Stock Awards

Under the Plan, the Company also has the ability to grant restricted stock awards. All awards granted typically vest 50% on the second anniversary of the grant and 50% on the third anniversary of the grant.

During the three months ended April 28, 2012, the Company recorded $0.4 million of non-cash restricted stock compensation expense, which is included in the line item “Selling and Administrative Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss. During the three months ended April 30, 2011, the Company recorded $0.2 million of non-cash restricted stock compensation expense, inclusive of forfeitures of less than $0.1 million. As of April 28, 2012, there was less than $0.1 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 2 months. Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years. At April 28, 2012, 91,040 of the outstanding Awards of restricted stock were vested.

Restricted Stock Awards Transactions for the three months ended April 28, 2012 are summarized below:

Number of Awards
Awards Outstanding January 28, 2012	91,571
Awards Granted	—
Awards Forfeited	—
Awards Retired	(111)

Awards Outstanding April 28, 2012	91,460

Non-vested Award transactions during the three months ended April 28, 2012 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Awards Outstanding, January 28, 2012	28,122	$45.96
Awards Granted	—	—
Awards Vested	(27,702)	(45.80)
Awards Forfeited	—	—

Non-Vested Awards Outstanding, April 28, 2012	420	$56.36

9. Comprehensive Loss

The Company presents comprehensive loss on its Condensed Consolidated Statements of Operations and Comprehensive Loss in accordance with ASC Topic No. 220 “Comprehensive Income.” For the three months ended April 28, 2012 and April 30, 2011, comprehensive loss consisted of net loss.

10. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $29.4 million, $29.7 million and $30.9 million as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers' compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker's compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $48.9 million, $49.6 million and $50.8 million, as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively. At April 28, 2012, January 28, 2012 and April 30, 2011, the portion of self-insurance reserve expected to be paid in the next twelve months of $18.9 million, $19.1 million and $19.5 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company's Condensed Consolidated Balance Sheets. The remaining respective balances of $30.0 million, $30.5 million and $31.3 million were recorded in the line item “Other Liabilities” in the Company's Condensed Consolidated Balance Sheets.

11. Segment Information

The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting” (Topic 280). The Company has one segment.

12. Commitments and Contingencies

Legal

The Company establishes reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amount of such reserves was $5.5 million, $6.1 million and $6.9 million as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material effect on our Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2011 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. As of April 28, 2012, the Company was committed to ten new lease agreements (inclusive of three relocations) for locations at which stores are expected to be opened during the remainder of Fiscal 2012. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $163.9 million, $217.8 million, $194.8 million, $170.2 million, and $704.7 million for the remainder of the fiscal year ending February 2, 2013, and the fiscal years ending February 1, 2014, January 31, 2015, January 30, 2016 and January 28, 2017 and subsequent years thereafter, respectively.

Letters of Credit

The Company had letter of credit arrangements with various banks in the aggregate amount of $33.6 million and $37.0 million as of April 28, 2012 and April 30, 2011, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had available letters of credit of $472.4 million and $388.9 million as of April 28, 2012 and April 30, 2011, respectively. Among these arrangements as of April 28, 2012 and April 30, 2011, the Company had letters of credit in the amount of $29.1 million and $32.2 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. Additionally, the Company had outstanding letters of credit agreements in the amount of $4.5 million and $4.8 million at April 28, 2012 and April 30, 2011, respectively, related to certain merchandising agreements.

The Company had irrevocable letters of credit in the amount of $35.3 million as of January 28, 2012. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $242.6 million as of January 28, 2012. Letters of credit outstanding at January 28, 2012 amounted to $27.7 million, guaranteeing performance under various lease agreements, insurance contracts and utility agreements. The Company also had letters of credit in the amount of $7.6 million at January 28, 2012 related to certain merchandising agreements.

13. Subsequent Events

On May 16, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the Term Loan Credit Agreement, which, among other things, reduces the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the Amendment provides for a replacement of the outstanding $950,546 principal amount of term B loans (the “Term B Loans”) with a like aggregate principal amount of term B-1 loans (the “Term B-1 Loans”). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The Term B Loans of any existing lender that elected not to convert its Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

As a result of this transaction, mandatory quarterly payments of $2.4 million will be payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. The Company elected to make a prepayment of $9.5 million in May 2012, which offsets the mandatory quarterly payments through August 3, 2013. The Company expects to recognize a non-cash loss on the extinguishment of debt between $3 million and $4 million, which will be recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2012. In addition, estimated fees between $2.5 million and $3.5 million are expected to be recorded in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2012.

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

Amounts reported for intercompany receivables/payables and capital in excess of par value as of April 30, 2011 have been adjusted in the Condensed Consolidating Balance Sheets presented below from that originally reported, to separately present certain intercompany activities between BCFW and the Guarantors that had previously been netted in shareholder’s equity. The adjustment to the quarterly Condensed Consolidating Balance Sheets within the Condensed Guarantor Data as of April 30, 2011, had the effect of increasing capital in excess of par value of the Guarantors by $132.3 million. The impact to the condensed consolidating statements of cash flows within the Condensed Guarantor Data increased (decreased) net cash provided by financing activities of the Guarantors with a corresponding change to net cash used in operating activities and a reciprocal change to BCFW amounts by $85.2 million.

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of April 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$27,159	$26,495	$—	$53,654
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	29,439	10,286	—	39,725
Merchandise Inventories	—	—	660,940	—	660,940
Deferred Tax Assets	—	11,725	11,592	—	23,317
Prepaid and Other Current Assets	—	16,584	26,743	—	43,327
Prepaid Income Taxes	—	16,453	1,866	—	18,319
Intercompany Receivable		—	577,459	(577,459)	—
Assets Held for Disposal	—	—	521	—	521

Total Current Assets	—	136,160	1,315,902	(577,459)	874,603

Property and Equipment—Net of Accumulated Depreciation	—	76,718	777,963	—	854,681
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulated Amortization	—	—	352,636	—	352,636
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	2,049,552	—	(2,049,552)	—
Other Assets	—	30,457	81,746	—	112,203

Total Assets	$—	$2,577,951	$2,528,247	$(2,627,011)	$2,479,187

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$471,122	$—	$—	$471,122
Other Current Liabilities	—	111,550	106,256	—	217,806
Intercompany Payable		577,459	—	(577,459)	—
Current Maturities of Long Term Debt	—	9,505	731	—	10,236

Total Current Liabilities	—	1,169,636	106,987	(577,459)	699,164

Long Term Debt	—	1,383,078	23,106	—	1,406,184
Other Liabilities	—	48,184	167,292	—	215,476
Deferred Tax Liability	—	90,380	181,310	—	271,690
Investment in Subsidiaries	113,327	—	—	(113,327)	—

Commitments and Contingencies

Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	475,754	475,754	1,063,181	(1,538,935)	475,754
(Accumulated Deficit) Retained Earnings	(589,081)	(589,081)	986,371	(397,290)	(589,081)

Total Stockholder’s Equity (Deficit)	(113,327)	(113,327)	2,049,552	(1,936,225)	(113,327)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,577,951	$2,528,247	$(2,627,011)	$2,479,187

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of January 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:

Cash and Cash Equivalents	$—	$11,522	$24,142	$—	$35,664
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	21,037	19,082	—	40,119
Merchandise Inventories	—	—	682,260	—	682,260
Deferred Tax Assets	—	10,008	13,235	—	23,243
Prepaid and Other Current Assets	—	13,628	26,434	—	40,062
Prepaid Income Taxes	—	18,964	2,355	—	21,319
Intercompany Receivable	—	—	471,255	(471,255)	—
Assets Held for Disposal	—	—	521	—	521

Total Current Assets	—	109,959	1,239,284	(471,255)	877,988

Property and Equipment—Net of Accumulated Depreciation	—	80,220	784,995	—	865,215
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulated Amortization	—	—	359,903	—	359,903
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	1,995,796	—	(1,995,796)	—
Other Assets	—	31,696	81,277	—	112,973

Total Assets	$—	$2,502,735	$2,465,459	$(2,467,051)	$2,501,143

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	$276,285	$—	$—	$276,285
Other Current Liabilities	—	134,874	86,469	—	221,343
Intercompany Payable	—	471,255	—	(471,255)	—
Current Maturities of Long Term Debt	—	6,953	706	—	7,659

Total Current Liabilities	—	889,367	87,175	(471,255)	505,287

Long Term Debt	—	1,582,169	23,295	—	1,605,464
Other Liabilities	—	56,909	167,443	—	224,352
Deferred Tax Liability	—	85,235	191,750	—	276,985
Investment in Subsidiaries	110,945	—	—	(110,945)	—

Commitments and Contingencies	—	—	—	—	—

Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	474,569	474,569	1,063,180	(1,537,749)	474,569
(Accumulated Deficit) Retained Earnings	(585,514)	(585,514)	932,616	(347,102)	(585,514)

Total Stockholder’s (Deficit) Equity	(110,945)	(110,945)	1,995,796	(1,884,851)	(110,945)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,502,735	$2,465,459	$(2,467,051)	$2,501,143

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of April 30, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS

Current Assets:
Cash and Cash Equivalents	$—	$37,797	$29,739	$—	$67,536
Restricted Cash and Cash Equivalents	—	34,800	2,474	—	37,274
Accounts Receivable	—	22,989	10,774	—	33,763
Merchandise Inventories	—	—	688,985	—	688,985
Deferred Tax Asset	—	7,894	14,280	—	22,174
Prepaid and Other Current Assets	—	14,995	22,407	—	37,402
Prepaid Income Tax	—	22,584	2,585	—	25,169
Intercompany Receivable	—		294,608	(294,608)	—
Assets Held for Sale	—	—	2,156	—	2,156

Total Current Assets	—	141,059	1,068,008	(294,608)	914,459

Property and Equipment - Net of Accumulated Depreciation	—	67,191	782,415	—	849,606
Tradenames	—	238,000	—	—	238,000
Favorable Leases—Net of Accumulation Amortization	—	—	382,474	—	382,474
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	1,831,904	—	(1,831,904)	—
Other Assets	—	42,423	56,342		98,765

Total Assets	$—	$2,367,641	$2,289,239	$(2,126,512)	$2,530,368

LIABILITIES AND STOCKHOLDER’S EQUITY

Current Liabilities:
Accounts Payable	$—	$489,481	$—	$—	$489,481
Income Taxes Payable	—	3,295	108	—	3,403
Other Current Liabilities	—	132,345	86,252	—	218,597
Intercompany	—	294,608	—	(294,608)	—
Current Maturities of Long Term Debt	—	10,000	788	—	10,788

Total Current Liabilities	—	929,729	87,148	(294,608)	722,269

Long Term Debt	—	1,427,799	23,837	—	1,451,636
Other Liabilities	—	56,435	157,912	—	214,347
Deferred Tax Liability	—	86,070	188,438	—	274,508
Investment in Subsidiaries	132,392	—	—	(132,392)	—

Stockholder’s (Deficit) Equity:

Common Stock	—	—	—	—	—
Capital in Excess of Par Value	467,907	467,907	1,063,182	(1,531,089)	467,907
(Accumulated Deficit) Retained Earnings	(600,299)	(600,299)	768,722	(168,423)	(600,299)

Total Stockholder’s (Deficit) Equity	(132,392)	(132,392)	1,831,904	(1,699,512)	(132,392)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	$2,367,641	$2,289,239	$(2,126,512)	$2,530,368

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended April 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$982,422	$—	$982,422
Other Revenue	—	31	7,503	—	7,534

Total Revenue	—	31	989,925	—	989,956

COSTS AND EXPENSES:
Cost of Sales	—	—	619,885	—	619,885
Selling and Administrative Expenses	—	47,512	259,625	—	307,137
Restructuring and Separation Costs (Note 4)	—	1,265	213	—	1,478
Depreciation and Amortization	—	6,401	33,524	—	39,925
Impairment Charges – Long-Lived Assets	—	—	13	—	13
Other Income, Net	—	(1,265)	(1,039)	—	(2,304)
Interest Expense	—	28,957	522	—	29,479

Loss (Earnings) from Equity Investment	3,940	(53,756)	—	49,816	—

Total Costs and Expenses	3,940	29,114	912,743	49,816	995,613

(Loss) Income Before (Benefit) Provision for Income Taxes	(3,940)	(29,083)	77,182	(49,816)	(5,657)
(Benefit) Provision for Income Taxes	—	(25,143)	23,426	—	(1,717)

Net (Loss) Income	$(3,940)	$(3,940)	$53,756	$(49,816)	$(3,940)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

(All amounts in thousands)

	For the Three Months Ended April 30, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$929,081	$—	$929,081
Other Revenue	—	86	7,164	—	7,250

Total Revenue	—	86	936,245	—	936,331

COSTS AND EXPENSES:
Cost of Sales	—	—	577,303	—	577,303
Selling and Administrative Expenses	—	39,152	249,676	—	288,828
Depreciation and Amortization	—	4,879	31,741	—	36,620
Impairment Charges – Long-Lived Assets	—	—	9	—	9
Other Income, Net	—	(1,743)	(1,066)	—	(2,809)
Loss on Extinguishment of Debt		36,042	1,722	—	37,764
Interest Expense	—	29,268	1,586	—	30,854
Loss (Earnings) from Equity Investment	21,057	(49,167)	—	28,110	—

Total Costs and Expenses	21,057	58,431	860,971	28,110	968,569

(Loss) Income Before (Benefit) Provision for Income Taxes	(21,057)	(58,345)	75,274	(28,110)	(32,238)

(Benefit) Provision for Income Taxes	—	(37,288)	26,107	—	(11,181)

Net (Loss) Income	$(21,057)	$(21,057)	$49,167	$(28,110)	$(21,057)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Three Months Ended April 28, 2012
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$113,787	$130,969	$—	$244,756

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(6,093)	(22,044)	—	(28,137)
Proceeds Received from Sale of Fixed Assets	—	—	(119)	—	(119)
Lease Rights Acquired	—	—	(86)	—	(86)

Net Cash Used in Investing Activities	—	(6,093)	(22,249)	—	(28,342)

FINANCING ACTIVITIES
Proceeds from Long Term Debt — ABL Line of Credit	—	55,200	—	—	55,200
Principal Payments on Long Term Debt—ABL Line of Credit	—	(245,200)	—	—	(245,200)
Principal Payments on Long Term Debt	—	—	(164)	—	(164)
Principal Payments on Long Term Debt — Term Loan	—	(6,955)	—	—	(6,955)
Debt Issuance Cost	—	(13)	—	—	(13)
Intercompany Borrowings (Payments)	—	106,204	(106,204)	—	—
Stock Options Exercised and Related Tax Benefits	—	394	—	—	394
Payment of Dividends	(1,686)	(1,686)	—	1,686	(1,686)
Receipt of Dividends	1,686	—	—	(1,686)	—

Net Cash Used In Financing Activities	—	(92,056)	(106,368)	—	(198,424)

Increase in Cash and Cash Equivalents	—	15,638	2,352	—	17,990
Cash and Cash Equivalents at Beginning of Period	—	11,522	24,142	—	35,664

Cash and Cash Equivalents at End of Period	$—	$27,160	$26,494	$—	$53,654

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Three Months Ended April 30, 2011
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$360,066	$(49,507)	$—	$310,559

INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(4,468)	(28,650)	—	(33,118)
Proceeds Received from Sale of Fixed Assets		—	(50)	—	(50)
Lease Rights Acquired		—	(72)	—	(72)
Change in Restricted Cash and Cash Equivalents		(7,010)	—	—	(7,010)
Investing Activity-Other	—	22	—	—	22

Net Cash Used in Investing Activities	—	(11,456)	(28,772)	—	(40,228)

FINANCING ACTIVITIES
Proceeds from Long Term Debt — ABL Line of Credit	—	153,000	—	—	153,000
Proceeds from Long Term Debt — Notes Payable	—	450,000	—	—	450,000
Proceeds from Long Term Debt — Term Loan	—	990,000	—	—	990,000
Principal Payments on Long Term Debt—ABL Line of Credit	—	(321,600)	—	—	(321,600)
Principal Repayments on Long Term Debt – Senior Discount Notes	—	(99,309)	—	—	(99,309)
Principal Repayments on Long Term Debt — Senior Notes	—	(302,056)	—	—	(302,056)
Principal Payments on Long Term Debt	—	—	(205)	—	(205)
Principal Payments on Long Term Debt — Term Loan	—	(780,050)	—	—	(780,050)
Debt Issuance Cost	—	(25,320)	—	—	(25,320)
Intercompany (Payments) Borrowings	—	(85,177)	85,177	—	—
Excess Tax Benefit From Stock Based Compensation	—	448	—	—	448
Payment of Dividends	(297,917)	(297,917)	—	297,917	(297,917)
Receipt of Dividends	297,917	—	—	(297,917)	—

Net Cash Used In Financing Activities	—	(317,981)	84,972	—	(233,009)

Increase in Cash and Cash Equivalents	—	30,629	6,693	—	37,322
Cash and Cash Equivalents at Beginning of Period	—	7,168	23,046	—	30,214

Cash and Cash Equivalents at End of Period	$—	$37,797	$29,739	$—	$67,536

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s management intends for this discussion to provide the reader with information that will assist in understanding the Company’s financial statements, the changes in certain key items in those financial statements from period to period, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries, which are reflected in the financial statements of Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (hereinafter we or our or Holdings). The following discussion contains forward-looking information and should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto included elsewhere in this report and in our Annual Report on Form 10-K related to the fiscal year ended January 28, 2012 (Fiscal 2011 10-K). Our actual results could differ materially from the results contemplated by these forward-looking statements due to various factors, including those discussed under the section of this Item 2 entitled “Safe Harbor Statement.”

Fiscal Year

Fiscal 2012 is defined as the 53 week year ending February 2, 2013. We define the 2011 fiscal year (Fiscal 2011) and the 2010 fiscal year (Fiscal 2010) as the 52 week periods ending January 28, 2012 and January 29, 2011, respectively.

Overview

Consolidated net sales increased $53.3 million, or 5.7%, to $982.4 million for the three months ended April 28, 2012 from $929.1 million for the three months ended April 30, 2011. This increase was primarily attributable to an increase in sales related to new stores and stores previously opened that are not included in our comparative store sales as well as a 0.6% increase in our comparative store sales. We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2012” and “Three Month Period Ended April 28, 2012 compared with Three Month Period Ended April 30, 2011” for further explanation).

Cost of sales increased $42.6 million, or 7.4%, during the three month period ended April 28, 2012 compared with the three month period ended April 30, 2011. The dollar increase in cost of sales was primarily related to sales from 20 net new stores that were opened since April 30, 2011 as well as our 0.6%, or $5.8 million, comparative store sales increase. Cost of sales as a percentage of net sales increased to 63.1% during the three months ended April 28, 2012 compared with the three months ended April 30, 2011 of 62.1%. The increase in cost of sales as a percentage of net sales during the three months ended April 28, 2012 compared with the three months ended April 30, 2011 was primarily driven by increased markdowns during the quarter compared with the prior year’s quarter. As noted below in the section entitled “Ongoing Initiatives,” we are focused on delivering a gross margin rate for the full fiscal year consistent with our historical levels.

Total selling and administrative expenses increased $18.3 million, or 6.3%, during the three months ended April 28, 2012 compared with the three months ended April 30, 2011, primarily related to new stores. At April 28, 2012, we operated 482 stores compared with 462 stores at April 30, 2011. Selling and administrative expenses as a percentage of sales increased from 31.1% during the three months ended April 30, 2011 to 31.3% during the three months ended April 28, 2012 primarily related to certain investments aimed at improving our customers’ shopping experience which were made during the third and fourth quarters of Fiscal 2011 and have not annualized.

We recorded a net loss of $3.9 million for the three month period ended April 28, 2012 compared with a net loss of $21.1 million for the three month period ended April 30, 2011. The improvement in our operating results during the three months ended April 28, 2012 compared with the three months ended April 30, 2011 was primarily attributable to a $37.8 million loss on extinguishment of debt that occurred during the three months ended April 30, 2011 related to our February 2011 debt refinancing transactions, partially offset by planned investments in selling and administrative expenses as described above.

Debt Refinancing

On May 16, 2012, we entered into Amendment No. 1 (the “Amendment”) to the credit agreement governing our term loan credit agreement (the “Term Loan Credit Agreement”) in order to, among other things, reduce the applicable margin on the interest rates applicable to the our term loan facility by 50 basis points. To accomplish this interest rate reduction, the Amendment provides for a replacement of the outstanding $950.5 million principal amount of term B loans (the “Term B Loans”) with a like aggregate principal amount of term B-1 loans (the “Term B-1 Loans”). We offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The Term B Loans of any existing lender that elected not to convert its Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the Amendment from the proceeds of new Term B-1 Loans.

The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

Current Conditions

Store Openings, Closings, and Relocations.

During the three months ended April 28, 2012, we opened five Burlington Coat Factory Warehouse Stores (BCF Stores). As of April 28, 2012, we operated 482 stores under the names “Burlington Coat Factory Warehouse” (466 stores), “Cohoes Fashions” (two stores), “MJM Designer Shoes” (13 stores) and “Super Baby Depot” (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We currently plan to open between 15 and 20 new stores (exclusive of 4 relocations) during the remainder of Fiscal 2012.

Ongoing Initiatives for Fiscal 2012

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparative store sales trends, total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Continuing to Offer a Leading Selection of Branded Apparel at Every Day Low Prices (EDLP): We offer broad product assortments to provide our customers with a wider selection and variety of branded products and categories than that of our off-price competitors. Our selection of youth apparel, including special occasion clothing, as well as our baby clothing, furniture and care items are key offering differentiators from department stores’ selections. In contrast to merchandise at department and specialty stores, our merchandise is offered at EDLP, allowing customers to obtain great values at our stores without waiting for sales or promotions. We focus on delivering exceptional values that fit within a good, better and best pricing strategy.

II.	Continuing to Execute Our Open to Buy Model and Improve Merchandising: Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, improves our receipt-to-reduction ratio and enables more flexibility for buying “wear-now” products. Our receipt-to-reduction ratio matches forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis. Our buying model continues to be focused on purchasing less pre-season, with the majority in-season and opportunistically. Less pre-season purchasing allows us to buy more in-season product to capitalize on strong performing categories and businesses as well as to take full advantage of the current levels of highly desirable opportunistic product in the marketplace. We are also able to better appeal to our core female customer by improving product freshness and broadening brand assortments.

III.	Continuing to Improve Our Store Experience Through the Eyes of the Customer: We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We will continue to streamline processes to create opportunities for fast and effective customer interactions wherever possible. Our mission is to have stores that reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments.

We plan to continue execution of this initiative throughout Fiscal 2012 by:

a)	Continuing with our in-store customer satisfaction program that measures 13 different aspects of customer satisfaction. Examples include: friendliness of associates, interior cleanliness and selection of merchandise;

b)	Continuing the implementation of a store upgrade program with respect to stores that we have identified as having certain needs such as new flooring, painting, fitting room improvements and various other improvements. We expect to continue an aggressive store upgrade program going forward;

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

•

enhancing and expanding our queuing project practices such that customers check out through one line where the next available register checks out the next customer in the line, ultimately improving the speed at which customers can get through the checkout process as well as driving incremental sales related to impulse buys while customers are in the queue.

IV.	Continuing to Focus on Improving our Customer Loyalty: We continue to focus on enhancing our relationship with our current customer base with the goal of increasing the frequency with which they shop our stores as well as the amount of merchandise they buy during those visits. We intend to accomplish this through:

a)	Continuing our improvement of the in-store experience, as previously described;

b)	Continuing to enhance the targeting of our message to our customers. We are developing more tactical ways to better communicate with our customers, both nationally and locally.

V.	Continuing to Deliver Consistent Gross Margin: We continue to focus on having stable merchandise gross margin as a percentage of net sales. We plan to continue execution of this initiative by:

a)	Continuing the implementation of new software applications which will provide for enhanced functionality during Fiscal 2012 and beyond including:

•	refined allocation of goods;

•	markdown optimization; and

•	more efficient planning and forecasting tools.

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

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A weakness in the U.S. economy, an uncertain economic outlook or a credit crisis could adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic international political situation. Our financial condition and operations could be impacted by changes in government regulations such as taxes, healthcare reform and other areas. The outbreak or escalation of war or the occurrence of terrorist acts or other hostilities in or affecting the U.S. could lead to a decrease in spending by consumers.

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If adverse economic trends continue to deteriorate, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and the risks discussed in the Fiscal 2011 10-K.

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include comparative store sales, gross margin, inventory levels, receipt-to-reduction ratio, liquidity and store payroll as a percentage of net sales.

Comparative Store Sales. Comparative store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparative store sales varies across the retail industry. As a result, our definition of comparative store sales may differ from other retailers. We define comparative store sales as sales of those stores commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three months ended April 28, 2012, we experienced an increase in comparative store sales of 0.6%.

Various factors affect comparative store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales (exclusive of depreciation and amortization). Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the “Selling and Administrative Expenses” and “Depreciation and Amortization” line items in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales decreased to 36.9% during the three months ended April 28, 2012 from 37.9% during the three months ended April 30, 2011 primarily driven by increased markdowns during the quarter compared with the prior year’s quarter.

Inventory Levels. Inventory at April 28, 2012 was $660.9 million compared to $682.3 million at January 28, 2012. The decrease of $21.4 million was the result of our ongoing initiatives to reduce inventory levels which we believe will result in faster turns and reduced markdowns. The decrease in inventory resulted in a decrease of average store inventory (inclusive of stores and warehouse inventory) at April 28, 2012 of approximately 4.1% to $1.4 million per store.

Inventory at April 28, 2012 decreased $28.1 million from $689.0 million at April 30, 2011 to $660.9 million at April 28, 2012. This decrease was primarily the result of a decrease in comparative store inventory of 15.6%. This decrease was partially offset by the opening of 20 net new stores since April 30, 2011 and an increase in the level of inventory purchased and held as a result of opportunistic buys as of April 28, 2012 compared with April 30, 2011. Average store inventory (inclusive of store and warehouse inventory) at April 28, 2012 decreased 8.1% to $1.4 million per store compared with average store inventory of $1.5 million at April 30, 2011.

In order to better serve our customers, and maximize sales, we continue to refine our merchandising mix and inventory levels within our stores. By managing our inventories appropriately we believe we will be better able to deliver a continual flow of fresh merchandise to our customers. We continue to move toward more productive inventories by increasing the amount of current inventory as a percent of total inventory.

Receipt-to-Reduction Ratio. We continue to manage our merchandise flow based on a receipt-to-reduction ratio. By matching forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns and inventory shrinkage) on a monthly basis, we believe we will create a more normalized receipt cadence to support sales which will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. Our annualized inventory turnover rate (inclusive of stores and warehouse inventory) as of April 28, 2012 and April 30, 2011 was 2.9 turns per year and 2.8 turns per year, respectively. Our comparative store inventory turnover rate (exclusive of warehouse inventory) increased 14.1% during the three months ended April 28, 2012 compared with the three months ended April 30, 2011.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We generated cash flow of $18.0 million during the three month period ended April 28, 2012 compared with the cash flow generated during the three month period ended April 30, 2011 of $37.3 million. This decrease was primarily driven by a smaller increase in accounts payable from January 28, 2012 to April 28, 2012 compared with the accounts payable increase from January 29, 2011 to April 30, 2011 related to our working capital management strategy at the end of each fiscal year. Our working capital management strategy accelerated certain vendor payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels at the end of the first quarter of each fiscal year, this creates additional cash flow. The decrease during the three months ended April 28, 2012 compared with the three months ended April 30, 2011 was primarily driven by fewer accelerated payments made as part of our working capital management strategy during January of Fiscal 2011 compared with January of Fiscal 2010 and the timing of accounts payable payments.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at April 28, 2012 was $140.6 million compared with $337.9 million at January 28, 2012. The decrease in working capital from January 28, 2012 was primarily attributable to an increase in accounts payable related to the Company’s year end working capital management strategy.

Working capital at April 28, 2012 decreased $14.3 million from $154.9 million at April 30, 2011 to $140.6 million at April 28, 2012. The decrease in working capital was primarily attributable to a decrease in inventory levels, partially offset by a decrease in accounts payable from April 30, 2011 to April 28, 2012.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 10.0% during both of the three month periods ended April 28, 2012 and April 30, 2011.

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

Our critical accounting policies and estimates are consistent with those disclosed in our Fiscal 2011 10-K.

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the three month periods ended April 28, 2012 and April 30, 2011.

	Percentage of Net Sales
	Three Months Ended
	April 28, 2012	April 30, 2011
Net Sales	100.0%	100%
Other Revenue	0.8	0.8

Total Revenue	100.8	100.8

Cost of Sales	63.1	62.1
Selling and Administrative Expenses	31.3	31.1
Restructuring and Separation Costs	0.1	—
Depreciation and Amortization	4.1	3.9
Impairment Charges – Long-Lived Assets	—	—
Other (Income) Expense, Net	(0.2)	(0.2)
Loss on Extinguishment of Debt	0.0	4.1
Interest Expense	3.0	3.3

Total Expense	101.4	104.3

Loss before Income Tax Benefit	(0.6)	(3.5)
Income Tax Benefit	(0.2)	(1.2)

Net Loss	(0.4)%	(2.3)%

Three Month Period Ended April 28, 2012 compared with Three Month Period Ended April 30, 2011

Net Sales

Consolidated net sales increased $53.3 million, or 5.7%, to $982.4 million for the three months ended April 28, 2012 from $929.1 million for the three months ended April 30, 2011. This increase was attributable to a combination of the following:

•	an increase in net sales of $38.9 million from stores previously opened that were not included in our comparative store sales,

•	an increase in net sales of $9.9 million related to five new stores opened during the three months ended April 28, 2012, and

•	an increase in comparative store sales of $5.8 million, or 0.6%, to $927.8 million; partially offset by

•	a decrease in net sales of $1.3 million from closed stores and other sales adjustments.

We believe the comparative store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2012.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) for the three month period ended April 28, 2012 increased $0.2 million, to $7.5 million, compared with other revenue for the three month period ended April 30, 2011 of $7.3 million.

Cost of Sales

Cost of sales increased $42.6 million, or 7.4%, during the three month period ended April 28, 2012 compared with the three month period ended April 30, 2011. The dollar increase in cost of sales was primarily related to 20 net new stores that were opened since April 30, 2011 as well as our 0.6% comparative store sales increase. Cost of sales as a percentage of net sales increased to 63.1% during the three months ended April 28, 2012 compared with 62.1% during the three months ended April 30, 2011. The increase in cost of sales as a percentage of net sales during the three months ended April 28, 2012 compared with the three months ended April 30, 2011 was primarily driven by increased markdowns during the quarter compared with the prior year’s quarter. As noted above, in the section entitled “Ongoing Initiatives” we are focused on delivering a gross margin rate for the full fiscal year consistent with our historical levels.

Selling and Administrative Expenses

Selling and administrative expenses increased $18.3 million, or 6.3%, for the three month period ended April 28, 2012 compared with the three month period ended April 30, 2011. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	April 28, 2012	April 30, 2011	$ Variance	% Change
Payroll and Payroll Related	$146,253	$134,205	$12,048	9.0%
Occupancy	96,981	93,775	3,206	3.4
Benefit Costs	6,883	4,670	2,213	47.4
Other	32,915	31,645	1,270	4.0
Advertising	17,778	17,513	265	1.5
Business Insurance	6,327	7,020	(693)	(9.9)

Selling & Administrative Expenses	$307,137	$288,828	$18,309	6.3%

The increase in payroll and payroll related expense of $12.0 million during the three months ended April 28, 2012 compared with the three months ended April 30, 2011 was primarily related to the addition of five new stores as well as stores that were operating for the full three months ended April 28, 2012 that were not operating for the full three months ended April 30, 2011. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $7.0 million.

Also contributing to the increase in payroll and payroll related expenses was a $3.4 million increase related to additional investments in store payroll aimed at improving our customers’ shopping experience as well as an increase in bonus expense of $1.6 million primarily related to an increase in the bonus accrual due to additional employees in the bonus plan.

The increase in occupancy related costs of $3.2 million during the three months ended April 28, 2012 compared with the three months ended April 30, 2011 was primarily related to increases in stores that operated for the full three month period ended April 28, 2012 that were not operating for the full three months ended April 30, 2011 of $3.6 million and new store increases of $1.6 million. We also experienced a $1.0 million increase in rent expense and real estate taxes. These increases were partially offset by a $1.7 million decrease in maintenance costs and a $1.3 million decrease in utilities expense, both resulting from our ongoing initiatives to reduce costs without sacrificing customer satisfaction.

Benefit costs increased $2.2 million during the three months ended April 28, 2012 compared with the three months ended April 30, 2011 due to increased participation in our health insurance plan at April 28, 2012 compared with April 30, 2011.

Other selling and administrative expenses increased $1.3 million for the three months ended April 28, 2012 compared with the three months ended April 30, 2011 primarily related to the addition of five net new stores as well as stores that were operating for the full three months ended April 28, 2012 that were not operating for the full three months ended April 30, 2011. Amounts related to these stores resulted in an increase in other selling and administrative expenses of $0.9 million.

Restructuring and Separation Costs

As part of our ongoing effort to ensure that our resources are in line with our business objectives, we regularly review all areas of the business to identify efficiency opportunities to enhance our performance. During the three months ended April 28, 2012, we continued our reorganization of certain positions within our stores and corporate locations in an effort to improve workflow efficiencies and realign certain responsibilities. As a result of these reorganizational efforts, we incurred a restructuring and separation charge of $1.5 million during the three months ended April 28, 2012. We did not incur any restructuring and separation charges during the three months ended April 30, 2011. Refer to Note 4 of our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $39.9 million during the three month period ended April 28, 2012 compared with $36.6 million during the three month period ended April 30, 2011. The increase in depreciation and amortization expense is primarily driven by capital expenditures related to investments in our corporate and warehouse functions as well as 20 net new stores opened since April 30, 2011.

Impairment Charges—Long-Lived Assets

There were less than $0.1 million of impairment charges during the three month periods ended April 28, 2012 and April 30, 2011. These impairment charges were related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

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

Other (Income), Net

Other (Income), Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $0.5 million to $2.3 million for the three month period ended April 28, 2012 compared with the three month period ended April 30, 2011.

Loss on Extinguishment of Debt

On February 24, 2011 we completed the refinancing of our $900 million Senior Secured Term Loan, 11.1% Senior Notes (Previous Senior Notes), and 14.5% Senior Discount Notes (Previous Senior Discount Notes). As a result of these transactions, our Previous Senior Notes and our Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were replaced with a $450.0 million aggregated principal amount of 10% Senior Notes due 2019 at an issue price of 100% (Notes). Additionally, our $900 million Senior Secured Term Loan Facility with a carrying value of $777.6 million at February 24, 2011 was replaced with a $1,000.0 million Term Loan Facility. Borrowings on the ABL Line of Credit related to the refinancing transactions were $101.6 million.

In connection with the offering of the Notes and the refinancing of the Term Loan Facility, the Company declared a dividend of approximately $300.0 million, in the aggregate, on a pro rata basis to the stockholders of Parent.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic 470), the transactions noted above were determined to be an extinguishment of the previous debt and an issuance of new debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item “Loss on Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended April 30, 2011. Of the $37.8 million loss on the extinguishment of debt, $21.4 million represented early call premiums that we paid to the holders of our Previous Senior Notes and Previous Senior Discount Notes. The remaining $16.4 million represented the write off of deferred financing fees related to the extinguished debt facilities.

Interest Expense

Interest expense was $29.5 million for the three month period ended April 28, 2012 compared with $30.9 million for the three month period ended April 30, 2011. The $1.4 million decrease in interest expense was primarily driven by adjustments of our interest rate cap agreements to fair value which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. Adjustments of the interest rate cap agreements to fair value amounted to a gain of $0.1 million for the three months ended April 28, 2012 compared with a loss of $1.3 million for the three months ended April 30, 2011. The loss recognized during the three months ended April 30, 2011 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the three months ended April 28, 2012 compared with the three months ended April 30, 2011 are summarized in the table below:

	Three Months Ended
	April 28, 2012	April 30, 2011
Average Interest Rate – ABL Line of Credit	2.2%	4.5%
Average Interest Rate – Term Loan	6.3%	5.6%
Average Balance – ABL Line of Credit	$80.8 million	$72.7 million
Average Balance – Term Loan	$957.4 million	$927.5 million

Income Tax Benefit

Income tax benefit was $1.7 million for the three month period ended April 28, 2012. For the three months ended April 30, 2011 we recorded income tax benefit of $11.2 million. The effective tax rates for the three month periods ended April 28, 2012 and April 30, 2011 were 30.4% and 34.7% respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the first quarter of Fiscal 2012, resulting in the annual effective income tax rate of 41.8% (before discrete items) being our best estimate. The effective tax rate for the three months ended April 28, 2012 was impacted by discrete adjustments that decreased the tax benefit by $0.6 million related to the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

Our best estimate of the projected annual effective income tax rate for the three months ended April 30, 2011 was 32.7% (before discrete items). The effective tax rate for the three months ended April 30, 2011 was impacted by discrete adjustments that increased the tax benefit by $0.7 million predominantly relating to newly enacted state legislation during the quarter, net of payment of tax assessments not previously accrued for, and the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740.

As of April 28, 2012, Congress had not yet extended certain tax credits. As a result, the estimated annual effective tax rate of 41.8% for Fiscal 2012 was higher than the estimated annual effective tax rate of 32.7% for Fiscal 2011 primarily due to the effect of these tax credits being excluded from the estimated annual effective tax rate for Fiscal 2012.

Net Loss

Net loss amounted to $3.9 million for the three months ended April 28, 2012 compared with net loss of $21.1 million for the three months ended April 30, 2011. The improvement in our net loss of $17.2 million was directly attributable to a loss on extinguishment of debt that occurred during the three months ended April 30, 2011, partially offset by additional planned investments in selling and administrative expenses as previously discussed.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, the opening of new stores and the remodeling of existing stores. As of April 28, 2012, we had unused availability on our ABL Line of Credit of $472.4 million.

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

Our Term Loan agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan, for the trailing twelve months, and that ratio may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the new credit agreement governing the Term Loan, for the trailing twelve months, and that ratio must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.

Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our Term Loan, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio and the consolidated interest coverage ratio. We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in the indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements. As of April 28, 2012, we were in compliance with all of our covenants under our Term Loan Facility.

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

Adjusted EBITDA for the three months ended April 28, 2012 decreased $10.5 million, or 13.0%, to $69.9 million from $80.4 million during the three months ended April 30, 2011. The decrease in Adjusted EBITDA was primarily the result of a planned decrease in gross margin rate during the quarter as well as planned strategic investments in selling and administrative expenses.

The following table shows our calculation of Adjusted EBITDA for the three months ended April 28, 2012 compared with the three months ended April 30, 2011:

	(in thousands)
	3 Months Ended
	April 28, 2012	April 30, 2011
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(3,940)	$(21,057)
Interest Expense	29,479	30,854
Income Tax Benefit	(1,717)	(11,181)
Depreciation and Amortization	39,925	36,620
Impairment Charges – Long-Lived Assets	13	9
Non Cash Straight-Line Rent Expense (a)	1,160	2,510
Advisory Fees (b)	1,035	1,116
Stock Compensation Expense (c)	791	705
Amortization of Purchased Lease Rights (d)	232	218
Franchise Taxes (e)	348	632
Insurance Reserve (f)	—	1,176
Advertising Expense Related to Barter (g)	922	1,278
Loss on Disposal of Fixed Assets (h)	167	249
Refinancing Fees (i)	—	(528)
Loss on Extinguishment of Debt (j)	—	37,764
Other Non-Cash Charges (k)	(22)	35
Litigation Reserve (l)	69	—
Severance and Restructuring (m)	1,478	—

Adjusted EBITDA	$69,940	$80,400

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$69,940	$80,400
Interest Expense	(29,479)	(30,854)
Changes in Operating Assets and Liabilities	209,937	270,573
Other Items, Net	(5,642)	(9,560)

Net Cash Provided by Operating Activities	$244,756	$310,559

Net Cash Used in Investing Activities	$(28,342)	$(40,228)

Net Cash Used in Financing Activities	$(198,424)	$(233,009)

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(d)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(e)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(f)	Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(g)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(h)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(i)	Represents refinancing fees that otherwise would reduce Adjusted EBITDA as approved by the administrative agents for the Term Loan Facility and the ABL Line of Credit.
(j)	Represents charges incurred in accordance with Topic 470, whereby we incurred a loss on the settlement of old debt instruments as approved by the administrative agents for the Term Loan Facility and the ABL Line of Credit.

(k)	Represents other non-cash charges in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(l)	Represents charges incurred in conjunction with a non-recurring litigation reserves approved by the administrative agents for the Term Loan Facility and the ABL Line of Credit.
(m)	Represents a severance and restructuring charge resulting from a reorganization of certain positions within our stores and corporate locations (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan and ABL Line of Credit.

Cash Flow for the Three Months Ended April 28, 2012 Compared with the Three Months Ended April 30, 2011

We generated $18.0 million of cash flow for the three months ended April 28, 2012 compared with $37.3 million of cash flow for the three months ended April 30, 2011. Net cash provided by operating activities amounted to $244.8 million for the three months ended April 28, 2012. For the three months ended April 30, 2011, net cash provided by operating activities amounted to $310.6 million. The decrease in net cash provided by operating activities was primarily the result of changes in the Company’s working capital. The biggest driver of the decrease relates to cash flow from changes in accounts payable. Cash flow from the change in accounts payable for the three months ended April 28, 2012 decreased $104.2 million compared with the three months ended April 30, 2011. This decrease was primarily driven by a smaller increase in accounts payable from January 28, 2012 to April 28, 2012 compared with the accounts payable increase from January 29, 2011 to April 30, 2011 related to our working capital management strategy at the end of each fiscal year. Our working capital management strategy accelerated certain vendor payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels at the end of the first quarter of each fiscal year, this creates additional cash flow. The increase in accounts payable was primarily driven by the difference in the accelerated payments during January of Fiscal 2011 of $152.9 million compared with the payments made in January of Fiscal 2010 of $237.7 million and the timing of payments.

Net cash used in investing activities decreased from $40.2 million for the three months ended April 30, 2011 to $28.3 million for the three months ended April 28, 2012. This decrease was primarily the result of $5.0 million less capital expenditures during the quarter and an increase in restricted cash of $7.0 million during the three months ended April 30, 2011 that did not repeat during the three months ended April 28, 2012.

Cash flow used in financing activities decreased $34.6 million during the three months ended April 28, 2012 compared with the three months ended April 30, 2011. The decrease in cash used in financing activities was primarily related to our debt refinancing transaction in February 2011 and related dividend payment. These transactions netted a cash outflow during the three months ended April 30, 2011 of approximately $64.7 million that did not repeat during the three months ended April 28, 2012. This was partially offset by $21.4 million of higher net repayments on our ABL Line of Credit during the three months ended April 28, 2012 compared with the three months ended April 30, 2011.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital at April 28, 2012 was $140.6 million compared with $337.9 million at January 28, 2012. The decrease in working capital was primarily the result of increased accounts payable as of April 28, 2012 compared with January 28, 2012.

Operational Growth

During the three months ended April 28, 2012, we opened five BCF stores. As of April 28, 2012, we operated stores under the names “Burlington Coat Factory Warehouse” (466 stores), “MJM Designer Shoes” (13 stores), “Cohoes Fashions” (two stores) and “Super Baby Depot” (one store). We estimate that we will spend between $130 and $140 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2012, including approximately $90 million, net of the previously mentioned landlord allowances for store expenditures, and $20 million for information technology. We expect to use the remaining capital to support continued distribution facility enhancements and other initiatives. For the three months ended April 28, 2012, capital expenditures, net of landlord allowances, amounted to $16.2 million.

We monitor the availability of desirable locations for our stores from such sources as presentations by brokers, real estate developers and existing landlords, evaluating dispositions by other retail chains and bankruptcy auctions. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding. We also lease existing space and are opening some built-to-suit locations. For most of our new leases, our lease model provides for at least a ten year initial term with a number of five year options thereafter. Typically, our lease strategy includes landlord allowances for leasehold improvements. We believe our lease model makes us more competitive with other retailers for desirable locations. We may seek to acquire a number of such locations either through transactions to acquire individual locations or transactions that involve the acquisition of multiple locations simultaneously.

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

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. In connection with our February 2011 refinancing, we declared a cash dividend of approximately $300.0 million in the aggregate. During the three months ended April 28, 2012, $1.7 million of this dividend was paid to the stock holders of Parent, on a pro rata basis. During the three months ended April 30, 2011, $297.9 million of this dividend was paid to the stock holders of Parent, on a pro rata basis. As a result of certain stock holders forfeiting Parent’s restricted stock prior to the payment date, $0.4 million of dividend equivalent payments were forfeited and reverted back to us.

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, with the exception on one immaterial non-guarantor subsidiary, have fully, jointly, severally, unconditionally, and irrevocably guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000.0 million Term Loan Facility and the $450 million Notes due in 2019. As of April 28, 2012, we were in compliance with all of our debt covenants. Significant changes in our debt consist of the following:

$1 Billion Senior Secured Term Loan Facility

On April 27, 2012, we made a repayment of principal in the amount of $7.0 million based on 50% of our available free cash flow (as defined in the credit agreement governing the Term Loan Facility) as of January 28, 2012. This payment offsets the $2.5 million quarterly payments that we are required to make under the credit agreement governing the Term Loan Facility through the fiscal quarter ended October 31, 2015, as well as a portion of the mandatory quarterly payment for the fiscal year ending January 30, 2016. As of April 28, 2012, we had $942.6 million outstanding under the Term Loan.

ABL Line of Credit

During the three months ended April 28, 2012, we made repayments, net of borrowings, of $190.0 million on our ABL Line of Credit. As of April 28, 2012, we had no outstanding balance under our ABL Line of Credit and unused availability of $472.4 million.

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

Contingencies and Contractual Obligations

Legal

We establish reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which we are party from time to time in the ordinary course of business. The aggregate amount of such reserves was $5.5 million, $6.1 million and $6.9 million as of April 28, 2012, January 28, 2012 and April 30, 2011, respectively. We believe that potential liabilities in excess of those recorded will not have a material effect on our Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Fiscal 2011 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations. As of April 28, 2012, we were committed to ten new lease agreements (inclusive of three relocations) for locations at which stores are expected to be opened during the remainder of Fiscal 2012. Inclusive of these new leases, our minimum lease payments for all operating leases are expected to be $163.9 million, $217.8 million, $194.8 million, $170.2 million, and $704.7 million for the remainder of the fiscal year ending February 2, 2013, and the fiscal years ending February 1, 2014, January 31, 2015, January 30, 2016 and January 28, 2017 and subsequent years thereafter, respectively.

Letters of Credit

We had letter of credit arrangements with various banks in the aggregate amount of $33.6 million and $37.0 million as of April 28, 2012 and April 30, 2011, respectively. Among these arrangements as of April 28, 2012 and April 30, 2011, we had letters of credit in the amount of $29.1 million and $32.2 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. We also had outstanding letters of credit agreements in the amount of $4.5 million and $4.8 million at April 28, 2012 and April 30, 2011, respectively, related to certain merchandising agreements.

We had irrevocable letters of credit in the amount of $35.3 million as of January 28, 2012. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $242.6 million as of January 28, 2012. Letters of credit outstanding at January 28, 2012 amounted to $27.7 million, guaranteeing performance under various lease agreements, insurance contracts and utility agreements. The Company also had letters of credit in the amount of $7.6 million at January 28, 2012 related to certain merchandising agreements.

Long Term Debt

As further described in Note 13 to our Condensed Consolidated Financial Statements entitled “Subsequent Events,” in May 2012 we entered into Amendment No. 1 to the Credit Agreement governing the Term Loan Facility. As a result, the debt obligations presented in our Fiscal 2011 10-K were replaced by the debt obligations detailed below:

	Payments Due By Period
	(in thousands)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter
Pro Forma Long-Term Debt Obligations	$950,545	$9,505	$19,011	$922,029	$—
Pro Forma Interest on Long-Term Debt	243,693	49,340	102,600	91,753	—

Total	$1,194,238	$58,845	$121,611	$1,013,782	$—

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

Recent Accounting Pronouncements

Refer to Note 1 to our Condensed Consolidated Financial Statements entitled “Summary of Significant Accounting Policies” for a discussion of recent accounting pronouncements and their impact on our Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities. The Term Loan interest is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt.”

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At April 28, 2012, we had $473.1 million principal amount of fixed-rate debt and $942.6 million of floating-rate debt. Based on $942.6 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $9.3 million per year, resulting in $9.3 million less in our pre-tax earnings, based on the Amendment No. 1 to the Credit Agreement governing the Term Loan Facility. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at April 28, 2012	Additional Interest Expense Q2 2012	Additional Interest Expense Q3 2012	Additional Interest Expense Q4 2012	Additional Interest Expense Q1 2013
Term Loan	$942,583	$2,334	$2,335	$2,336	$2,337

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million dollars of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of April 30, 2012, for a full fiscal year, then our maximum interest rate exposure would be $6.8 million assuming constant borrowing levels of $900.0 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million. For the three months ended April 28, 2012, the borrowing rate related to our Term Loan was 6.3%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, April 28, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of April 28, 2012.

During the three months ended April 28, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

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

Item 1A. Risk Factors.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Fiscal 2011 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

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

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ Thomas A. Kingsbury
Thomas A. Kingsbury
President & Chief Executive Officer

/s/ Todd Weyhrich
Todd Weyhrich
Executive Vice President & Chief Financial Officer
(Principal Financial Officer)

Date: June 12, 2012

Exhibit	Description

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase