Form 10-Q
period 2012-10-27
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2012-12-11
CIK 718916, 1368775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 27, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.*    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule g of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 11, 2012, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, Inc., the registrant’s parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(All amounts in thousands)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current Assets:
Cash and Cash Equivalents	$30,169	$35,664	$45,843
Restricted Cash and Cash Equivalents	34,800	34,800	34,822
Accounts Receivable, Net of Allowances for Doubtful Accounts	43,638	40,119	41,946
Merchandise Inventories	844,991	682,260	945,719
Deferred Tax Assets	16,283	23,243	25,991
Prepaid and Other Current Assets	46,173	40,062	43,196
Prepaid Income Taxes	31,961	21,319	49,274
Assets Held for Sale	483	521	521

Total Current Assets	1,048,498	877,988	1,187,312
Property and Equipment - Net of Accumulated Depreciation	893,690	865,215	881,442
Tradenames	238,000	238,000	238,000
Favorable Leases - Net of Accumulated Amortization	338,443	359,903	367,493
Goodwill	47,064	47,064	47,064
Other Assets	114,307	112,973	90,258

Total Assets	$2,680,002	$2,501,143	$2,811,569

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	$678,092	$276,285	$650,152
Other Current Liabilities	252,916	221,343	239,845
Current Maturities of Long Term Debt	5,515	7,659	5,728

Total Current Liabilities	936,523	505,287	895,725
Long Term Debt	1,422,571	1,605,464	1,605,238
Other Liabilities	217,313	224,352	208,404
Deferred Tax Liabilities	254,082	276,985	273,109
Commitments and Contingencies (Notes 3, 4, 10 and 11)
Stockholder’s Deficit:
Common Stock (Par Value $0.01; 1,000 Shares Issued and Outstanding)	—	—	—
Capital in Excess of Par Value	477,298	474,569	472,431
Accumulated Deficit	(627,785)	(585,514)	(643,338)

Total Stockholder’s Deficit	(150,487)	(110,945)	(170,907)

Total Liabilities and Stockholder’s Deficit	$2,680,002	$2,501,143	$2,811,569

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended		Three Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
REVENUES:
Net Sales	$2,814,497	$2,621,094	$967,894	$898,663
Other Revenue	23,051	22,483	7,958	8,140

Total Revenue	2,837,548	2,643,577	975,852	906,803
COSTS AND EXPENSES:
Cost of Sales	1,757,823	1,625,163	594,389	540,807
Selling and Administrative Expenses	948,432	882,668	335,106	317,134
Restructuring and Separation Costs (Note 4)	2,441	5,621	635	431
Depreciation and Amortization	120,748	113,174	40,844	39,188
Impairment Charges – Long-Lived Assets	1,100	34	1,021	—
Other Income, Net	(6,330)	(7,015)	(1,913)	(1,897)
Loss on Extinguishment of Debt	3,413	37,764	—	—
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	84,529	97,976	27,421	34,812

Total Costs and Expenses	2,912,156	2,755,385	997,503	930,475
Loss Before Income Tax Benefit	(74,608)	(111,808)	(21,651)	(23,672)
Income Tax Benefit	(31,964)	(47,712)	(14,204)	(13,395)

Net Loss	$(42,644)	$(64,096)	$(7,447)	$(10,277)

Total Comprehensive Loss	$(42,644)	$(64,096)	$(7,447)	$(10,277)

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(All amounts in thousands)

	Nine Months Ended
	October 27, 2012	October 29, 2011
OPERATING ACTIVITIES
Net Loss	$(42,644)	$(64,096)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities:
Depreciation and Amortization	120,748	113,174
Impairment Charges – Long-Lived Assets	1,100	34
Amortization of Debt Issuance Costs	4,138	10,297
Accretion of Senior Notes	1,241	60
Interest Rate Cap Agreement - Adjustment to Market	19	2,355
Provision for Losses on Accounts Receivable	105	1,241
Deferred Income Tax Provision (Benefit)	(16,021)	(7,113)
Loss on Retirement of Fixed Assets	396	708
Loss on Extinguishment of Debt – Write-off of Deferred Financing Fees	3,413	16,435
Excess Tax Benefit from Stock Based Compensation	(302)	(213)
Non-Cash Stock Based Compensation Expense	1,968	4,917
Non-Cash Rent Expense	(6,532)	(3,177)
Changes in Assets and Liabilities:
Accounts Receivable	(11,883)	(10,670)
Merchandise Inventories	(162,731)	(301,492)
Prepaid and Other Current Assets	(16,754)	(39,934)
Accounts Payable	401,807	459,692
Other Current Liabilities and Income Tax Payable	23,040	20,248
Deferred Rent Incentives	19,320	26,934
Other Long Term Assets and Long Term Liabilities	(7,232)	(4,218)

Net Cash Provided by Operating Activities	$313,196	$225,182
INVESTING ACTIVITIES
Cash Paid for Property and Equipment	(129,254)	(116,246)
Proceeds Received from Sale of Property and Equipment	407	663
Increase in Restricted Cash and Cash Equivalents	—	(4,558)
Lease Acquisition Costs	(430)	(557)
Other	—	(1,064)

Net Cash Used in Investing Activities	$(129,277)	$(121,762)
FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	404,500	687,800
Proceeds from Long Term Debt – Senior Notes	—	450,000
Proceeds from Long Term Debt – Term Loan	116,913	991,158
Principal Payments on Long Term Debt – ABL Line of Credit	(572,800)	(698,300)
Principal Payments on Long Term Debt – Senior Discount Notes	—	(99,309)
Principal Payments on Long Term Debt – Senior Notes	—	(302,056)
Principal Payments on Long Term Debt	(521)	(622)
Principal Payments on Long Term Debt – Term Loan	(135,749)	(790,050)
Payment of Dividends	(1,711)	(297,917)
Stock Option Exercise and Related Tax Benefits	761	760
Debt Issuance Costs	(807)	(29,255)

Net Cash Used in Financing Activities	$(189,414)	$(87,791)
(Decrease)/Increase in Cash and Cash Equivalents	(5,495)	15,629
Cash and Cash Equivalents at Beginning of Period	35,664	30,214

Cash and Cash Equivalents at End of Period	$30,169	$45,843

Supplemental Disclosure of Cash Flow Information
Interest Paid	$91,274	$85,507

Net Income Tax Payments	$4,029	$4,064

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$22,150	$19,950

See Notes to Condensed Consolidated Financial Statements.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

October 27, 2012

(UNAUDITED)

1. Summary of Significant Accounting Policies

Basis of Presentation

These unaudited Condensed Consolidated Financial Statements include the accounts of Burlington Coat Factory Investments Holdings, Inc. and all of its subsidiaries (Company or Holdings). Holdings has no operations and its only asset is all of the stock of Burlington Coat Factory Warehouse Corporation. All discussions of operations in this report relate to Burlington Coat Factory Warehouse Corporation and its subsidiaries (BCFWC), which are reflected in the financial statements of Holdings. The Condensed Consolidated Financial Statements are unaudited, but in the opinion of management reflect all adjustments (which are of a normal and recurring nature) necessary for the fair presentation of the results of operations for the interim periods presented. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted. It is suggested that these Condensed Consolidated Financial Statements be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 (Fiscal 2011 10-K). The balance sheet at January 28, 2012 presented herein has been derived from the audited Consolidated Financial Statements contained in the Fiscal 2011 10-K. Because the Company’s business is seasonal in nature, the operating results for the three and nine month periods ended October 27, 2012 are not necessarily indicative of results for the fiscal year ending February 2, 2013 (Fiscal 2012).

Accounting policies followed by the Company are described in Note 1 to the audited Consolidated Financial Statements contained in the Fiscal 2011 10-K.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (ASU 2012-02). In accordance with ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect ASU 2012-02, once adopted, to have a material impact on the Company’s financial position or results of operations.

There were no new accounting standards that had a material impact on the Company’s Condensed Consolidated Financial Statements during the nine month period ended October 27, 2012 and there were no new accounting standards or pronouncements that were issued but not yet effective as of October 27, 2012 that the Company expects to have a material impact on its financial position or results of operations upon becoming effective.

2. Stockholder’s Deficit

Activity for the three and nine month periods ended October 27, 2012 and October 29, 2011 in the Company’s common stock, capital in excess of par value, accumulated deficit, and total stockholder’s deficit are summarized below:

	(in thousands)
	Common Stock	Capital in Excess of Par Value	Accumulated Deficit	Total
Balance at January 28, 2012	$—	$474,569	$(585,514)	$(110,945)
Net Loss	—	—	(3,940)	(3,940)
Stock Options Exercised and Related Tax Benefits		394	—	394
Stock Based Compensation	—	791	—	791
Dividends (b)	—	—	373	373

Balance at April 28, 2012	—	475,754	(589,081)	(113,327)

Net Loss	—	—	(31,257)	(31,257)
Stock Options Exercised and Related Tax Benefits	—	267	—	267
Stock Based Compensation	—	612	—	612

Balance at July 28, 2012	—	476,633	(620,338)	(143,705)
Net Loss	—		(7,447)	(7,447)
Stock Options Exercised and Related Tax Benefits	—	100	—	100
Stock Based Compensation	—	565	—	565

Balance at October 27, 2012	$—	$477,298	$(627,785)	$(150,487)

Balance at January 29, 2011	$—	$466,754	$(279,242)	$187,512
Net Loss	—	—	(21,056)	(21,056)
Excess Tax Benefit from Stock Based Compensation		448	—	448
Stock Option Expense	—	705	—	705
Dividends (a)	—	—	(300,000)	(300,000)

Balance at April 30, 2011	—	467,907	(600,298)	(132,391)

Net Loss	—	—	(32,763)	(32,763)
Stock Options Exercised and Related Tax Benefits		310	—	310
Stock Based Compensation	—	195	—	195

Balance at July 30, 2011	—	468,412	(633,061)	(164,649)
Net Loss	—		(10,277)	(10,277)
Stock Options Exercised and Related Tax Benefits		2	—	2
Stock Based Compensation	—	4,017	—	4,017

Balance at October 29, 2011	$—	$472,431	$(643,338)	$(170,907)

(a)	Represents dividends payable to the stockholders of Burlington Coat Factory Holdings, Inc. (Parent) in conjunction with the Company’s February 2011 debt refinancing, of which $297.9 million was paid as of April 30, 2011 and $1.7 million was paid as of April 28, 2012. Less than $0.1 million was paid during the three months ended July 28, 2012.

(b)	As a result of certain forfeitures of Parent’s restricted stock prior to the payment date, $0.4 million of dividend payments were forfeited and reverted back to the Company.

3. Long Term Debt

Long term debt consists of:

	(in thousands)
	October 27, 2012	January 28, 2012	October 29, 2011
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.5%) plus 4.8%, due in quarterly payments of $2,400 from August 3, 2013 to January 28, 2017, matures on February 23, 2017.	$932,907	$949,123	$978,658
$450,000 Senior Notes, 10%, due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2013 to February 15, 2019.	450,000	450,000	450,000
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016.	21,700	190,000	158,100
Promissory Note, non-interest bearing, due in monthly payments of $17 through January 1, 2012.	—	—	50
Promissory Note, 4.4% due in monthly payments of $8 through December 23, 2011.	—	—	16
Capital Lease Obligations	23,479	24,000	24,142

Total debt	1,428,086	1,613,123	1,610,966
Less: current maturities	(5,515)	(7,659)	(5,728)

Long-term debt, net of current maturities	$1,422,571	$1,605,464	$1,605,238

$1 Billion Senior Secured Term Loan Facility (Term Loan Facility)

On May 16, 2012, the Company entered into Amendment No. 1 (the “Amendment”) to the Term Loan Credit Agreement, which, among other things, reduces the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term B loans (the “Term B Loans”) with a like aggregate principal amount of term B-1 loans (the “Term B-1 Loans”). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

As a result of this transaction, mandatory quarterly payments of $2.4 million are payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. The Company elected to make a prepayment of $9.5 million in May 2012, which offsets the mandatory quarterly payments through August 3, 2013.

In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic 470), the Company recognized a non-cash loss on the partial extinguishment of debt of $3.4 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the nine months ended October 27, 2012. In connection with the Amendment, the Company incurred fees of $3.1 million, primarily related to legal and placement fees, which were recorded in the line item “Selling and Administrative Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the nine months ended October 27, 2012 related to the portion of the debt that was not extinguished.

The Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing the Company’s Term Loan Facility, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio. Adjusted EBITDA provides management, including the Company’s chief operating decision maker, with helpful information with respect to its operations such as its ability to meet its future debt service, fund its capital expenditures and working capital requirements, and comply with various covenants in each indenture governing its outstanding notes and the credit agreements governing its senior secured credit facilities which are material to its financial condition and financial statements.

The interest rates for the Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Term Loan Facility was 5.5% as of October 27, 2012.

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

At October 27, 2012, the Company had $542.3 million available under the ABL Line of Credit and $21.7 million of outstanding borrowings. The maximum borrowings under the facility during the three and nine month periods ended October 27, 2012 amounted to $84.0 million and $213.7 million, respectively. Average borrowings during the three and nine month periods ended October 27, 2012 amounted to $41.1 million and $45.0 million, respectively, at average interest rates of 2.1% for both periods. At October 27, 2012 the Company’s borrowing rate related to the ABL Line of Credit was 4.0%. At January 28, 2012, $190.0 million was outstanding under this facility.

At October 29, 2011, the Company had $401.3 million available under the ABL Line of Credit and $158.1 million of outstanding borrowings. The maximum borrowings under the facility during each of the three and nine month periods ended October 29, 2011 amounted to $195.0 million for both periods. Average borrowings during the three and nine month periods ended October 29, 2011 amounted to $142.1 million and $82.3 million, respectively, at average interest rates of 2.6% and 3.5%, respectively. At October 29, 2011 the Company’s borrowing rate related to the ABL Line of Credit was 2.7%.

Both the Term Loan Facility and the ABL Line of Credit are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries (with the exception of one immaterial non-guarantor subsidiary). The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment. The Term Loan Facility is collateralized by a first lien on the Company’s real estate, favorable leases, and machinery and equipment and a second lien on the Company’s inventory and receivables.

As of October 27, 2012, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and the Term Loan Facility, as well as the indenture governing the Senior Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

The Company had $26.2 million, $31.5 million and $31.8 million in deferred financing fees, net of accumulated amortization, as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively, related to its debt instruments recorded in the line item “Other Assets” on the Company’s Condensed Consolidated Balance Sheets. Amortization of deferred financing fees amounted to $1.4 million and $5.3 million for the three month periods ended October 27, 2012 and October 29, 2011, respectively, and is included in the line item “Interest Expense” in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Amortization of deferred financing fees amounted to $4.1 million and $10.3 million for the nine months ended October 27, 2012 and October 29, 2011, respectively. During the nine months ended October 27, 2012, the Company recorded $0.8 million of new deferred financing costs and wrote off $2.0 million deferred financing costs and accumulated amortization related to the Amendment of the Term Loan Facility discussed above.

4. Restructuring and Separation

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations. During the three and nine months ended October 27, 2012, severance charges were $0.6 million and $2.4 million, respectively, and were recorded in the line item “Restructuring and Separation Costs” in the Company’s Condensed Consolidated Statement of Operations and Comprehensive Loss.

In comparison, severance charges for the three and nine months ended October 29, 2011 were $0.4 million and $5.6 million, respectively. Severance charges for the three and nine months ended October 29, 2011 were also the result of the Company’s efforts to improve workflow efficiencies and realign certain responsibilities, which effected the reorganization of certain positions within its stores and corporate locations.

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheet as of October 27, 2012 and October 29, 2011:

	(in thousands)
	January 28, 2012	Charges	Cash Payments	Other	October 27, 2012
Severance – Restructuring	$—	$1,015	$(1,015)	$—	$—
Severance – Separation Cost	979	1,426	(1,670)	—	735

Total	$979	$2,441	$(2,685)	$—	$735

	(in thousands)
	January 29, 2011	Charges	Cash Payments	Other	October 29, 2011
Severance – Restructuring	$6	$3,503	$(3,286)	$—	$223
Severance – Separation Cost	1,231	2,118	(2,260)	—	1,089

Total	$1,237	$5,621	$(5,546)	$—	$1,312

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

Financial Assets

The Company’s financial assets as of October 27, 2012 included cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair values of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of October 27, 2012, the Company recorded credit valuation adjustments of less than $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at
	October 27, 2012	January 28, 2012	October 29, 2011
Assets:
Level 1
Cash equivalents (including restricted cash)	$34,959	$34,915	$34,924
Level 2
Interest rate cap agreements (a)	$95	$114	$924
Level 3
Note Receivable (b)	$758	$763	$1,099

(a)	Included in “Other Assets” within the Company’s Condensed Consolidated Balance Sheets (refer to Note 6 of the Company’s Condensed Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities,” for further discussion regarding the Company’s interest rate cap agreements).
(b)	Included in “Prepaid and Other Current Assets” and “Other Assets” on the Company’s Consolidated Balance Sheets. The change in fair value of the Company’s Level 3 note receivable from January 28, 2012 to October 27, 2012 is related to unrealized losses. The change in fair value of the Company’s Level 3 note receivable from October 29, 2011 to October 27, 2012 is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains in the amount of $0.2 million.

Financial Liabilities

The fair value of the Company’s debt as of October 27, 2012, January 28, 2012 and October 29, 2011 is noted in the table below:

	(in thousands)
	October 27, 2012		January 28, 2012		October 29, 2011
	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)	Carrying Amount (c)	Fair Value (c)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.5%) plus 4.8% due in quarterly payments of $2,400 from August 3, 2013 to January 28, 2017, matures on February 23, 2017.	$932,907	$943,791	$949,123	$945,247	$978,658	$955,823
$450,000 Senior Notes, 10% due at maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2013 to February 15, 2019.	450,000	497,250	450,000	432,000	450,000	442,125
$600,000 ABL Senior Secured Revolving Facility, LIBOR plus spread based on average outstanding balance, expires September 2, 2016. (a)	21,700	21,700	190,000	190,000	158,100	158,100
Other debt (b)	—	—	—	—	66	66

Total debt	$1,404,607	$1,462,741	$1,589,123	$1,567,247	$1,586,824	$1,556,114

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in increments of 30 days or less) and its variable interest rate.

(b)	Other debt includes the industrial revenue bonds and both promissory notes, as described in the Fiscal 2011 10-K.
(c)	Capital lease obligations are excluded from the table above.

As of October 27, 2012, the fair value of the Company’s debt, exclusive of capital leases, was $1,462.7 million compared to the carrying value of $1,404.6 million. The fair values presented herein are based on estimates using quoted market prices for the same or similar issues and other pertinent information available to management as of the respective period end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these Condensed Consolidated Financial Statements since October 27, 2012, and current estimates of fair value may differ from amounts presented herein.

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. Interest rate cap agreements are recorded at a fair value and adjusted to market on a quarterly basis. Gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

As of October 27, 2012, January 28, 2012 and October 29, 2011, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

(in thousands)
Fair Values of Derivative Instruments
Asset Derivatives
	October 27, 2012		January 28, 2012		October 29, 2011
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$95	Other Assets	$114	Other Assets	$924

Liability Derivatives
	October 27, 2012		January 28, 2012		October 29, 2011
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—	Other Liabilities	$—

(Gain) or Loss on Derivative Instruments
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) Loss Recognized in Income on Derivatives	Amount of (Gain) Loss Recognized in Income on Derivatives
		Nine Months Ended		Three Months Ended
		October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Interest Rate Cap Agreements	Interest Expense	$19	$2,355	$85	$ 493

The Company has two interest rate cap agreements each of which has a notional principal amount of $450 million, a cap rate of 7.0% and terminates on May 31, 2015. The Company has not elected hedge accounting treatment for its interest rate cap agreements. The Company adjusts these interest rate cap agreements to fair value on a quarterly basis and as a result, gains or losses associated with these agreements are included in the line item “Interest Expense” on the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss and in the line item “Interest Rate Cap Contract – Adjustment to Market” on the Company’s Condensed Consolidated Statements of Cash Flows.

7. Income Taxes

	October 27, 2012	January 28, 2012	October 29, 2011
Current Deferred Tax Asset	$16,283	$23,243	$25,991
Non-Current Deferred Tax Liability	254,082	276,985	273,109

Net Deferred Tax Liability	$237,799	$253,742	$247,118

Current deferred tax assets consisted primarily of certain operating costs and inventory related costs not currently deductible for tax purposes. Non-current deferred tax liabilities primarily related to rent expense, intangible assets, and depreciation expense where the Company has a future obligation for tax purposes.

In accordance with ASC Topic No. 270, Interim Reporting (Topic No. 270) and ASC Topic No. 740, Income Taxes (Topic No. 740), at the end of each interim period the Company is required to determine the best estimate of its annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. As of October 27, 2012, the Company’s best estimate of its annual effective income tax rate was 38.1% (before discrete items).

As of October 27, 2012, January 28, 2012 and October 29, 2011, valuation allowances amounted to $6.1 million, $6.1 million and $5.8 million, respectively, primarily related to state tax net operating losses. The Company believes that it is more likely than not that a portion of the benefit of the state tax net operating losses will not be realized. The state net operating losses have been generated in a number of taxing jurisdictions and are subject to various expiration periods ranging from five to twenty years beginning with Fiscal 2012. During the three and nine months ended October 27, 2012, the Company’s unrecognized tax benefits were reduced by $7.5 million (including penalties and interest) upon the closing of ongoing state audits related to filing positions taken by the Company. As a result, the Company recognized a $5.0 million income tax benefit during the three and nine months ended October 27, 2012.

In addition, management also determined that a full valuation allowance of $1.2 million was required against the tax benefit associated with Puerto Rico alternative minimum tax credits as of both October 27, 2012 and January 28, 2012.

8. Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, Parent’s Board of Directors adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to key employees and directors of the Company or its affiliates. Grants made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent’s common stock. As of October 27, 2012, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Parent’s Class A common stock and 730,478 shares of Parent’s Class L common stock.

Non-cash stock compensation expense for the three and nine months ended October 27, 2012 amounted to $0.6 million and $2.0 million, respectively. In comparison, non-cash stock compensation expense for the three and nine months end October 29, 2011 amounted to $4.0 million and $4.9 million, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Three Months Ended		Nine Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Type of Non-Cash Stock Compensation
Stock Option Compensation	$590	$3,726	$1,507	$4,271
Restricted Stock Compensation	(25)	291	461	646

Total	$565	$4,017	$1,968	$4,917

Stock Options

Options granted during the nine month periods ended October 27, 2012 and October 29, 2011 were all service-based awards and were granted at exercise prices of (i) $90 per unit and $180 per unit prior to May 1, 2011, (ii) $50 per unit and $120 per unit from May 1, 2011 through May 17, 2012, and (iii) $65 per unit and $120 per unit from and after May 17, 2012.

In April 2011, the Parent’s Board of Directors, in order to reflect the dividends paid in connection with the debt refinancing, approved a reduction of the exercise prices of each then outstanding option from $90 per unit and $180 per unit, respectively, to $30.60 and $120.60 per unit, respectively, without affecting the existing vesting schedules thereof. Upon application of modification accounting, which contemplates fair value of awards both before and after the debt refinancing and related dividends, the stock compensation cost did not change.

All of the service-based awards granted during the nine month period ended October 27, 2012 and October 29, 2011 vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

As of October 27, 2012, the Company had 479,672 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with ASC Topic No. 718, “Stock Compensation.” For the three and nine months ended October 27, 2012, the Company recognized non-cash stock option compensation expense of $0.6 million ($0.4 million after tax) and $1.5 million ($0.9 million after tax), respectively, net of less than a $0.1 million and a $0.2 million forfeiture adjustment. These forfeiture adjustments were the result of actual forfeitures being higher than initially estimated. For the three and nine months ended October 29, 2011, the Company recognized non-cash stock option compensation expense of $3.7 million ($1.6 million after tax) and $4.3 million ($2.5 million after tax), respectively, net of a respective $3.2 million and $2.5 million forfeiture adjustment that was recorded as a result of actual forfeitures being higher than initially estimated.

As of October 27, 2012 there was approximately $4.1 million of unearned non-cash stock-based option compensation that the Company expected to recognize as expense over the next 5.0 years. The service-based awards are expensed on a straight-line basis over the requisite service period of five years. As of October 27, 2012, 44.4% percent of outstanding options to purchase units had vested.

Stock option transactions during the nine month period ended October 27, 2012 are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding January 28, 2012	472,673	$69.86
Options Granted	47,000	83.12
Options Forfeited	(24,768)	(72.31)
Options Exercised	(15,233)	(30.60)

Options Outstanding October 27, 2012	479,672	$73.04

Non-vested stock option unit transactions during the nine months ended October 27, 2012 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit
Non-Vested Options Outstanding, January 28, 2012	290,464	$34.12
Granted	47,000	41.53
Vested	(53,259)	(40.61)
Forfeited	(17,333)	(43.11)

Non-Vested Options Outstanding, October 27, 2012	266,872	$33.50

The following table summarizes information about the exercise price and weighted average remaining contractual life of options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of October 27, 2012:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At October 27, 2012	Weighted Average Remaining Contractual Life (Years)	Number Exercisable At October 27, 2012	Weighted Average Remaining Contractual Life (Years)
$30.60	215,151	6.4	118,546	5.9
$50.00	54,000	8.8	—	—
$65.00	30,667	9.7	—	—
$120.00	42,333	9.1	—	—
$120.60	123,521	5.2	80,254	4.3
$270.00	14,000	0.3	14,000	0.3

	479,672		212,800

The following table summarizes information about the exercise prices and weighted average remaining contractual life of vested options and options expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of October 27, 2012
$30.60	178,560	6.3	$30.60
$50.00	43,200	8.8	$50.00
$65.00	24,533	9.7	$65.00
$120.00	33,867	9.1	$120.00
$120.60	108,057	5.0	$120.60
$270.00	14,000	0.3	$270.00

	402,217

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants under the Plan during the nine months ended October 27, 2012 and October 29, 2011:

	Nine Months Ended
	October 27, 2012	October 29, 2011
Risk-Free Interest Rate	1.0 –1.3%	2.4 –3.4%
Expected Volatility	35.0%	30.3%
Expected Life (years)	6.6	6.4 – 8.5
Contractual Life (years)	10	10
Expected Dividend Yield	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$30.60	$—	$—
$50.00	$28.14	$26.75
$65.00	$47.42	$—
$120.00	$30.57	$17.67
$120.60	$—	$—

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value resulting from changes in the Company’s business forecast, market conditions and the refinancing of the Company’s debt and related dividend.

Restricted Stock Awards

Under the Plan, the Company also has the ability to grant restricted stock awards. Restricted stock awards typically vest 50% on the second anniversary of the grant and 50% on the third anniversary of the grant. Following a change of control, as defined by the Plan, all unvested units shall accelerate and vest as of the date of such change of control.

The Company did not incur any non-cash restricted stock compensation expense during the three months ended October 27, 2012. During the nine months ended October 27, 2012, the Company recorded $0.5 million of non-cash restricted stock compensation expense. There were no forfeitures of restricted stock during either the three or nine month periods ended October 27, 2012. During the three and nine month periods ended October 29, 2011, the Company recorded $0.3 million and $0.6 million, respectively, of non-cash restricted stock compensation expense. Included in the $0.3 million of restricted stock compensation expense during the three months ended October 29, 2011, the Company recognized $0.1 million of incremental expense related to forfeiture adjustments which increased the expense during the period, as a result of actual forfeitures during the period being less than initially estimated. During the nine month period ended October 29, 2011, the Company’s restricted stock compensation expense was reduced by $0.1 million as a result of forfeitures during the nine months ended October 29, 2011 being higher than initially estimated.

As of October 27, 2012, there was approximately $0.2 million of unearned non-cash stock-based compensation that the Company expects to recognize as expense over the next 2.6 years. Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years. At October 27, 2012, 91,460 of the outstanding awards of restricted stock were vested.

Non-vested restricted stock transactions during the nine months ended October 27, 2012 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards
Non-Vested Restricted Stock Awards Outstanding, January 28, 2012	28,122	$45.96
Restricted Stock Awards Granted	5,000	61.12
Restricted Stock Awards Vested	(28,122)	(45.96)

Non-Vested Restricted Stock Awards Outstanding, October 27, 2012	5,000	$61.12

9. Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities comprised of gift cards and layaway deposits totaled $30.5 million, $29.7 million and $32.2 million as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts included in costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in worker’s compensation or health insurance claims by employees or general liability claims may result in a corresponding increase in costs related to these claims. Self-insurance reserves were $47.7 million, $49.6 million and $47.3 million, as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively. At October 27, 2012, January 28, 2012 and October 29, 2011, the portion of self-insurance reserve expected to be paid in the next twelve months of $18.8 million, $19.1 million and $18.0 million, respectively, were recorded in the line item “Other Current Liabilities” in the Company’s Condensed Consolidated Balance Sheets. The remaining respective balances of $28.9 million, $30.5 million and $29.3 million were recorded in the line item “Other Liabilities” in the Company’s Condensed Consolidated Balance Sheets.

10. Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amounts of such reserves were $1.0 million, $6.1 million and $3.9 million as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively. The Company believes that potential liabilities in excess of those recorded will not have a material effect on the Company’s Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes in the Company’s commitments and contingencies from those disclosed in the Fiscal 2011 10-K, except as noted below:

Lease Agreements

The Company enters into lease agreements during the ordinary course of business in order to secure favorable store locations. As of October 27, 2012, the Company was committed to four new lease agreements (inclusive of one relocation) for locations at which stores are expected to be opened during the remainder of Fiscal 2012. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $64.6 million, $225.1 million, $211.1 million, $187.8 million and $799.8 million for the remainder of the fiscal year ended February 2, 2013, and the fiscal years ended February 1, 2014, January 31, 2015, January 30, 2016 and January 28, 2017 and all subsequent years thereafter, respectively.

Letters of Credit

The Company had letters of credit arrangements with various banks in the aggregate amount of $36.0 million and $40.5 million as of October 27, 2012 and October 29, 2011, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $542.3 million and $401.3 million as of October 27, 2012 and October 29, 2011, respectively. Among these arrangements as of October 27, 2012 and October 29, 2011, the Company had letters of credit in the amount of $26.2 million and $30.7 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. In addition, the Company had outstanding letters of credit agreements in the amount $9.8 million at both October 27, 2012 and October 29, 2011, related to certain merchandising agreements.

The Company had irrevocable letters of credit in the amount of $35.3 million as of January 28, 2012. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had the ability to enter into letters of credit up to $242.6 million as of January 28, 2012. Letters of credit outstanding at January 28, 2012 amounted to $27.7 million, guaranteeing performance under various lease agreements, insurance contracts and utility agreements. The Company also had letters of credit in the amount of $7.6 million at January 28, 2012 related to certain merchandising agreements.

11. Subsequent Events

As a result of the effects of Hurricane Sandy on October 29, 2012, 134 of the Company’s stores were closed for at least one day during the fourth quarter Fiscal 2012, of which one store was closed permanently. Three of the Company’s stores experienced significant damage, which led to merchandise inventory totaling approximately $5.8 million at retail being totally destroyed and written off by the Company in the fourth quarter of Fiscal 2012. The Company is insured at the selling price of the inventory less a deductible and believes it will be reimbursed in excess of the net book value of the merchandise inventory. The Company also incurred losses related to the long lived assets at these stores which had a net book value of approximately $1.3 million. These assets will be disposed of and written down to zero during the fourth quarter of Fiscal 2012. The Company is insured at replacement costs for these assets.

12. Condensed Guarantor Data

Holdings and subsidiaries of BCFWC have fully, jointly, severally, and unconditionally guaranteed BCF’s obligations under the ABL Line of Credit, Term Loan Facility and the Senior Note. The following condensed consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFW and the guarantor subsidiaries. The Company has one immaterial non-guarantor subsidiary that is not wholly-owned and is considered to be “minor” as that term is defined in Rule 3-10 of Regulation S-X promulgated by the Securities and Exchange Commission.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheets

(All amounts in thousands)

	As of October 27, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$26,998	$3,171	$—	$30,169
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	33,550	10,088	—	43,638
Merchandise Inventories	—	—	844,991	—	844,991
Deferred Tax Asset	—	8,497	7,786	—	16,283
Prepaid and Other Current Assets	—	14,760	31,413	—	46,173
Prepaid Income Tax	—	28,909	3,052	—	31,961
Intercompany Receivable	—	—	445,568	(445,568)	—
Assets Held for Sale	—	—	483	—	483

Total Current Assets	—	147,514	1,346,552	(445,568)	1,048,498
Property and Equipment - Net of Accumulated Depreciation	—	77,361	816,329	—	893,690
Tradenames	—	238,000	—	—	238,000
Favorable Leases - Net of Accumulation Amortization	—	—	338,443	—	338,443
Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	2,095,171	—	(2,095,171)	—
Other Assets	—	26,422	87,885	—	114,307

Total Assets	$—	2,631,532	2,589,209	(2,540,739)	2,680,002

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Accounts Payable	$—	678,092	—	—	678,092
Other Current Liabilities	—	122,032	130,884	—	252,916
Intercompany Payable	—	445,568	—	(445,568)	—
Current Maturities of Long Term Debt	—	4,753	762	—	5,515

Total Current Liabilities	—	1,250,445	131,646	(445,568)	936,523
Long Term Debt	—	1,399,854	22,717	—	1,422,571
Other Liabilities	—	48,624	168,689	—	217,313
Deferred Tax Liability	—	83,096	170,986	—	254,082
Investment in Subsidiaries	150,487	—	—	(150,487)	—
Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	477,298	477,298	1,063,182	(1,540,480)	477,298
(Accumulated Deficit) Retained Earnings	(627,785)	(627,785)	1,031,989	(404,204)	(627,785)

Total Stockholder’s (Deficit) Equity	(150,487)	(150,487)	2,095,171	(1,944,684)	(150,487)

Total Liabilities and Stockholder’s (Deficit) Equity	$—	2,631,532	2,589,209	(2,540,739)	2,680,002

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Loss (Income)

(All amounts in thousands)

	For the Nine Months Ended October 27, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$2,814,497	$—	$2,814,497
Other Revenue	—	175	22,876	—	23,051

Total Revenue	—	175	2,837,373	—	2,837,548
COSTS AND EXPENSES:
Cost of Sales	—	—	1,757,823	—	1,757,823
Selling and Administrative Expenses	—	143,942	804,490	—	948,432
Restructuring and Separation Costs	—	1,783	658	—	2,441
Depreciation and Amortization	—	19,526	101,222	—	120,748
Impairment Charges – Long-Lived Assets	—	—	1,100	—	1,100
Other Income, Net	—	(3,022)	(3,308)	—	(6,330)
Loss on Extinguishment of Debt		3,413	—	—	3,413
Interest Expense	—	83,001	1,528	—	84,529
Loss (Earnings) from Equity Investment	42,644	(99,375)	—	56,731	—

Total Costs and Expenses	42,644	149,268	2,663,513	56,731	2,912,156
(Loss) Income Before (Benefit) Provision for Income Taxes	(42,644)	(149,093)	173,860	(56,731)	(74,608)
(Benefit) Provision for Income Taxes	—	(106,449)	74,485	—	(31,964)

Net (Loss) Income	$(42,644)	$(42,644)	$99,375	$(56,731)	$(42,644)

Total Comprehensive (Loss) Income	$(42,644)	$(42,644)	$99,375	$(56,731)	$(42,644)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Loss (Income)

(All amounts in thousands)

	For the Three Months Ended October 27, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$967,894	$—	$967,894
Other Revenue	—	97	7,861	—	7,958

Total Revenue	—	97	975,755	—	975,852
COSTS AND EXPENSES:
Cost of Sales	—	—	594,389	—	594,389
Selling and Administrative Expenses	—	45,903	289,203	—	335,106
Restructuring and Separation Costs	—	413	222	—	635
Depreciation and Amortization	—	6,290	34,554	—	40,844
Impairment Charges – Long-Lived Assets	—	—	1,021	—	1,021
Other Income, Net	—	(942)	(971)	—	(1,913)

Interest Expense	—	26,921	500	—	27,421
Loss (Earnings) from Equity Investment	7,447	(21,598)	—	14,151	—

Total Costs and Expenses	7,447	56,987	918,918	14,151	997,503
(Loss) Income Before (Benefit) Provision for Income Taxes	(7,447)	(56,890)	56,837	(14,151)	(21,651)
(Benefit) Provision for Income Taxes	—	(49,443)	35,239	—	(14,204)

Net (Loss) Income	$(7,447)	$(7,447)	$21,598	$(14,151)	$(7,447)

Total Comprehensive (Loss) Income	$(7,447)	$(7,447)	$21,598	$(14,151)	$(7,447)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Loss (Income)

(All amounts in thousands)

	For the Nine Months Ended October 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$2,621,094	$—	$2,621,094
Other Revenue	—	294	22,189	—	22,483

Total Revenue	—	294	2,643,283	—	2,643,577
COSTS AND EXPENSES:
Cost of Sales	—	—	1,625,163	—	1,625,163
Selling and Administrative Expenses	—	129,272	753,396	—	882,668
Restructuring and Separation Costs	—	3,025	2,596	—	5,621
Depreciation and Amortization	—	17,070	96,104	—	113,174
Impairment Charges – Long-Lived Assets	—	—	34	—	34
Other Income, Net	—	(4,285)	(2,730)	—	(7,015)
Loss on Extinguishment of Debt		36,042	1,722	—	37,764
Interest Expense	—	95,352	2,624	—	97,976
Loss (Earnings) from Equity Investment	64,096	(94,231)	—	30,135	—

Total Costs and Expenses	64,096	182,245	2,478,909	30,135	2,755,385
(Loss) Income Before (Benefit) Provision for Income Taxes	(64,096)	(181,951)	164,374	(30,135)	(111,808)
(Benefit) Provision for Income Taxes	—	(117,855)	70,143	—	(47,712)

Net (Loss) Income	$(64,096)	$(64,096)	$94,231	$(30,135)	$(64,096)

Total Comprehensive (Loss) Income	$(64,096)	$(64,096)	$94,231	$(30,135)	$(64,096)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations and Comprehensive Loss (Income)

(All amounts in thousands)

	For the Three Months Ended October 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$898,663	$—	$898,663
Other Revenue	—	114	8,026	—	8,140

Total Revenue	—	114	906,689	—	906,803
COSTS AND EXPENSES:
Cost of Sales	—	—	540,807	—	540,807
Selling and Administrative Expenses	—	46,597	270,537	—	317,134
Restructuring and Separation Costs	—	(895)	1,326	—	431
Depreciation and Amortization	—	6,482	32,706	—	39,188
Other Income, Net	—	(1,268)	(629)	—	(1,897)
Interest Expense	—	34,293	519	—	34,812
Loss (Earnings) from Equity Investment	10,277	(31,361)	—	21,084	—

Total Costs and Expenses	10,277	53,848	845,266	21,084	930,475
(Loss) Income Before (Benefit) Provision for Income Taxes	(10,277)	(53,734)	61,423	(21,084)	(23,672)
(Benefit) Provision for Income Taxes	—	(43,457)	30,062	—	(13,395)

Net (Loss) Income	$(10,277)	$(10,277)	$31,361	$(21,084)	$(10,277)

Total Comprehensive (Loss) Income	$(10,277)	$(10,277)	$31,361	$(21,084)	$(10,277)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Condensed Consolidating Statements of Cash Flows

(All amounts in thousands)

	For the Nine Months Ended October 27, 2012
	Holdings	BCFW	Guarantors	Elimination	Consolidated
OPERATING ACTIVITIES
Net Cash Provided by Operating Activities	$—	$255,010	$58,186	$—	$313,196
INVESTING ACTIVITIES
Cash Paid For Property and Equipment	—	(24,955)	(104,299)	—	(129,254)
Proceeds Received from Sale of Fixed Assets	—	—	407	—	407
Lease Rights Acquired	—	—	(430)	—	(430)

Net Cash Used in Investing Activities	—	(24,955)	(104,322)	—	(129,277)

FINANCING ACTIVITIES
Proceeds from Long Term Debt – ABL Line of Credit	—	404,500	—	—	404,500
Proceeds from Long Term Debt – Term Loan	—	116,913	—	—	116,913
Principal Payments on Long Term Debt – ABL Line of Credit	—	(572,800)	—	—	(572,800)
Principal Payments on Long Term Debt	—	—	(521)	—	(521)
Principal Payments on Long Term Debt – Term Loan	—	(135,749)	-	—	(135,749)
Debt Issuance Cost	—	(807)	-	—	(807)
Stock Option Exercise and Related Tax Benefits	—	761	-	—	761
Intercompany Borrowings (Payments)	—	(25,687)	25,687		—
Payment of Dividends	(1,711)	(1,711)	—	1,711	(1,711)
Receipt of Dividends	1,711	—	—	(1,711)	—

Net Cash Used In Financing Activities	—	(214,580)	25,166	—	(189,414)
Increase in Cash and Cash Equivalents	—	15,475	(20,970)	—	(5,495)
Cash and Cash Equivalents at Beginning of Period	—	11,523	24,141	—	35,664

Cash and Cash Equivalents at End of Period	$—	$26,998	$3,171	$—	$30,169

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

Overview

Three Month Period Ended October 27, 2012 Compared with the Three Month Period ended October 29, 2011

Consolidated net sales increased $69.2 million, or 7.7%, to $967.9 million for the three months ended October 27, 2012 from $898.7 million for the three months ended October 29, 2011. This increase was primarily attributable to an increase in sales related to new stores and stores previously opened that are not included in our comparable store sales as well as a 2.1%, or $19.1 million, increase in our comparable store sales. We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2012” and “Three Month Period Ended October 27, 2012 compared with the Three Month Period Ended October 29, 2011” for further explanation).

Cost of sales increased $53.6 million, or 9.9%, during the three month period ended October 27, 2012 compared with the three month period ended October 29, 2011. The dollar increase in cost of sales was primarily related to sales from 25 net new stores that were opened since October 29, 2011 as well as our 2.1%, or $19.1 million, comparable store sales increase.

Cost of sales as a percentage of net sales increased to 61.4% during the three months ended October 27, 2012 compared with 60.2% during the three months ended October 29, 2011. The increase in cost of sales as a percentage of net sales was primarily driven by lower initial markups partially offset by fewer markdowns taken and a lower shrink accrual rate.

Total selling and administrative expenses increased $18.0 million, or 5.7%, during the three months ended October 27, 2012 compared with the three months ended October 29, 2011, primarily related to new stores and stores that were not operating for the full three months ended October 29, 2011 but did operate for the full three months ended October 27, 2012. Selling and administrative expenses as a percentage of sales decreased to 34.6% during the three months ended October 27, 2012 from 35.3% during the three months ended October 29, 2011. The decrease in selling and administrative expenses as a percentage of net sales was primarily related to our 2.1% comparable store sales growth (refer to the section below entitled “Three Month Period Ended October 27, 2012 compared with the Three Month Period Ended October 29, 2011” for further explanation).

We recorded a net loss of $7.4 million for the three month period ended October 27, 2012 compared with a net loss of $10.3 million for the three month period ended October 29, 2011. The improvement in our net loss position was primarily driven by our 2.1% increase in comparable store sales and a reduction in interest expense as a result of our refinancing, partially offset by a deterioration in gross margin (refer to the section below entitled “Three Month Period Ended October 27, 2012 compared with the Three Month Period Ended October 29, 2011” for further explanation).

Nine Month Period Ended October 27, 2012 Compared with the Nine Month Period ended October 29, 2011

Consolidated net sales increased $193.4 million, or 7.4%, to $2,814.5 million for the nine months ended October 27, 2012 from $2,621.1 million for the nine months ended October 29, 2011. This increase was primarily attributable to an increase in sales related to new stores, stores previously opened that are not included in our comparable store sales, and a 1.8%, or $47.9 million, increase in our comparable store sales. We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed in further detail below (refer to the sections below entitled “Ongoing Initiatives for Fiscal 2012” and “Nine Month Period Ended October 27, 2012 compared with the Nine Month Period Ended October 29, 2011” for further explanation).

Cost of sales increased $132.6 million, or 8.2%, during the nine month period ended October 27, 2012 compared with the nine month period ended October 29, 2011. The dollar increase in cost of sales was primarily related to sales from 25 net new stores that were opened since October 29, 2011 as well as our 1.8%, or $47.9 million, comparable store sales increase.

Cost of sales as a percentage of net sales during the nine months ended October 27, 2012 increased to 62.5% from 62.0% for the nine months ended October 29, 2011 primarily driven by lower initial markups partially offset by fewer markdowns taken and a lower shrink accrual rate (refer to the section below entitled “Nine Month Period Ended October 27, 2012 compared with the Nine Month Period Ended October 29, 2011” for further explanation).

Total selling and administrative expenses increased $65.8 million, or 7.5%, during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011, primarily related to new stores. At October 27, 2012, we operated 497 stores compared with 472 stores at October 29, 2011. Selling and administrative expenses as a percentage of sales during the nine months ended October 27, 2012 remained in line with the nine months ended October 29, 2011 at 33.7% (refer to the section below entitled “Nine Month Period Ended October 27, 2012 compared with the Nine Month Period Ended October 29, 2011” for further explanation).

We recorded a net loss of $42.6 million for the nine month period ended October 27, 2012 compared with a net loss of $64.1 million for the nine month period ended October 29, 2011. The improvement in our results during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 was primarily attributable to the impact of a $37.8 million loss on extinguishment of debt that occurred during the nine months ended October 29, 2011 related to our debt refinancing transactions, compared to a loss on extinguishment of debt during the nine months ended October 27, 2012 of only $3.4 million. These items are discussed in further detail below under the caption “Nine Month Period Ended October 27, 2012 compared with the Nine Month Period Ended October 29, 2011.”

Debt Refinancing

On May 16, 2012, we entered into Amendment No. 1 (the Amendment) to the credit agreement governing our term loan credit agreement (the Term Loan Credit Agreement) in order to, among other things, reduce the applicable margin on the interest rates applicable to our $1,000.0 million Senior Secured Term Loan Facility (Term Loan Facility) by 50 basis points. To accomplish this interest rate reduction, the Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term B loans (the Term B Loans) with a like aggregate principal amount of term B-1 loans (the Term B-1 Loans). We offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the Amendment from the proceeds of new Term B-1 Loans.

The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment.

Current Conditions

Store Openings, Closings, and Relocations.

During the nine months ended October 27, 2012, we opened 21 Burlington Coat Factory Warehouse Stores (BCF Stores) and closed one store. As of October 27, 2012, we operated 497 stores under the names “Burlington Coat Factory Warehouse” (479 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores) and 14 shoe stores under the names “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store).

We continue to pursue our growth plans and invest in capital projects that meet our financial requirements. We currently plan to open four new stores (inclusive of one relocation) during the remainder of Fiscal 2012.

Ongoing Initiatives for Fiscal 2012

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Continuing to Offer a Leading Selection of Branded Apparel at Every Day Low Prices (EDLP): We offer broad product assortments to provide our customers with a wider selection and variety of branded products and categories than that of our off-price competitors. Our selection of youth apparel, including special occasion clothing, as well as our baby clothing, furniture and care items are key offering differentiators from department stores’ selections. In contrast to merchandise at department and specialty stores, our merchandise is offered at EDLP, allowing customers to obtain great values at our stores without waiting for sales or promotions. We focus on delivering exceptional values that fit within a good, better and best pricing strategy.

II.	Continuing to Execute Our Open to Buy Model and Improve Merchandising: Our “open to buy” paradigm, in which we purchase both pre-season and in-season merchandise, improves our receipt-to-reduction ratio and enables more flexibility for buying “wear-now” products. Our receipt-to-reduction ratio matches forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis. Our buying model continues to be focused on purchasing less pre-season, with the majority purchased in-season and opportunistically. Less pre-season purchasing allows us to buy more in-season product to capitalize on strong performing categories and businesses as well as to take full advantage of the current levels of highly desirable opportunistic product in the marketplace. We are also able to better appeal to our core female customer by improving product freshness and broadening brand assortments.

III.	Continuing to Improve Our Store Experience Through the Eyes of the Customer: We have empowered our store teams to provide an outstanding customer experience for every customer in every store, every day. We will continue to streamline processes to create opportunities for fast and effective customer interactions wherever possible. Our mission is to have stores that reflect clean, organized merchandise presentations that highlight the brands, value and diversity of our selection within our assortments.

We plan to continue execution of this initiative throughout Fiscal 2012 by:

a)	Continuing with our in-store customer satisfaction program that measures 13 different aspects of customer satisfaction. Examples include: friendliness of associates, interior cleanliness and selection of merchandise;

b)	Continuing the implementation of a store upgrade program with respect to stores that we have identified as having certain needs such as new flooring, lighting and graphics, painting and fitting rooms and various other improvements;

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

d)	Continuing to improve our execution within the stores in order to get goods to the floor more quickly in a manner that makes it easier for the customer to find what they are looking for and to improve the efficiency at checkout.

We plan to accomplish this through:

•	enhancing our store receiving procedures so we can get goods from the loading dock to the floor in a more timely manner;

•	enhancing our sizing initiatives to make it easier for customers to find the size of the goods they are looking for; and

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

a)	Continuing our improvement of the in-store experience, as previously described and

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

e)	Reducing our shrink as a percentage of net sales. During Fiscal 2011 we added additional resources to help improve existing controls and processes to reduce our shrink as a percentage of net sales without negatively impacting the store experience. We expect to continue to see improved results from this initiative during Fiscal 2012.

VI.	Continuing to Improve Upon Operating Efficiencies:

a)	Improve store efficiencies. During Fiscal 2011, we implemented an automated store labor scheduling system in our stores. We believe this new system will provide numerous efficiencies without sacrificing our ability to serve our customers, including, but not limited to, better forecasting of volume and workload, improved allocation of manpower to meet customer demand, and support of our store experience and service initiatives.

b)	Supply chain efficiencies. We continue to work on several key initiatives to improve supply chain efficiencies and service levels. We will continue to make prudent investments within our distribution network to handle increased volume with greater flexibility. In turn, this should allow us to better support our off-price model and enable our merchants to take advantage of more closeout opportunities.

Additionally, we will continue working towards minimizing costs and improving efficiencies with any expected savings being reinvested into the business. We plan to accomplish this primarily by increasing labor efficiency, strategically reducing our vendor direct to store shipments and reducing our outbound distribution expense through a variety of initiatives.

Uncertainties and Challenges

As management strives to increase profitability through achieving positive comparable store sales and leveraging productivity initiatives focused on improving the in-store experience, more efficient movement of products from the vendors to the selling floors, and modifying our marketing plans to increase our core customer base and increase our share of our current customers’ spending, there are uncertainties and challenges that we face as an off-price retailer of apparel and accessories for men, women and children and home furnishings that could have a material impact on our revenues or income.

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

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines. If adverse economic trends continue, or if our efforts to counteract the impacts of these trends are not sufficiently effective, there could be a negative impact on our financial performance and position in future fiscal periods. For further discussion of the risks to us regarding general economic conditions, please refer to the section below entitled “Liquidity and Capital Resources” and the risks discussed in the Fiscal 2011 10-K under the heading “Risk Factors.”

Key Performance Measures

We consider numerous factors in assessing our performance. Key performance measures used by management include comparable store sales, gross margin, inventory, store payroll as a percentage of net sales and liquidity.

Comparable Store Sales. Comparable store sales measure performance of a store during the current reporting period against the performance of the same store in the corresponding period of the previous year. The method of calculating comparable store sales varies across the retail industry. As a result, our definition of comparable store sales may differ from other retailers. We define comparable store sales as sales of those stores, including online, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. For the three and nine months ended October 27, 2012, we experienced increases in comparable store sales of 2.1% and 1.8%, respectively, compared with the three and nine months ended October 29, 2011.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in our Condensed Consolidated Statements of Operations and Comprehensive Loss. We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, distribution center outbound freight and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales during the three and nine months ended October 27, 2012 decreased to 38.6% and 37.5%, respectively, compared with the three and nine months ended October 29, 2011 at 39.8% and 38.0%, respectively. The decrease in our gross margin as a percentage of sales for the three and nine months ended October 27, 2012 compared with the three and nine months ended October 30, 2011 is the result of our initiative to be more competitively priced initially which has resulted in lower initial markup and in turn an improved inventory turnover ratio, thereby partially offsetting the need to take markdowns. Also partially offsetting the impact of our lower initial markup is a reduction in our shrink accrual rate period over period which is based on our year over year shrink trends. In accordance with our policy, physical inventories are taken during the fourth quarter of the fiscal year at which point our estimated shrink will be adjusted to actual.

Inventory. Inventory at October 27, 2012 was $845.0 million compared with $682.3 million at January 28, 2012. The increase of $162.7 million was primarily the result of the seasonality of our business, as inventory is typically at its lowest levels in January, after the holiday selling season. The increase in inventory resulted in an increase of average store inventory (defined as inventory inclusive of stores and warehouse inventory divided by the total number of stores as of the respective balance sheet date) at October 27, 2012 of approximately 18.9% to $1.7 million per store compared with average store inventory of $1.4 million per store at January 28, 2012.

Inventory at October 27, 2012 decreased $100.7 million from $945.7 million at October 29, 2011 to $845.0 million at October 27, 2012. Average store inventory at October 27, 2012 decreased 15.1% to $1.7 million per store compared with average store inventory of $2.0 million per store at October 29, 2011. Average inventory per comparable store decreased 16.6%. The decrease in both average store inventory and comparable store inventory was the result of our ongoing initiative to reduce inventory levels which we believe will result in faster turns and reduced markdowns.

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

We continue to manage our merchandise flow based on a receipt-to-reduction ratio. By matching forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns and inventory shrinkage) on a monthly basis, we believe we create a more normalized receipt cadence to support sales which will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because usually the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. This inventory turnover calculation is based on a rolling 13 month average of inventory for the period being measured. Our annualized inventory turnover rate as of October 27, 2012 and October 29, 2011 was 3.0 turns per year and 2.8 turns per year, respectively.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 11.0% and 10.8% during the three and nine months ended October 27, 2012 compared with 11.1% and 10.8% during the three and nine months ended October 29, 2011, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced a decrease in cash flow of $5.5 million during the nine month period ended October 27, 2012 resulting in a cash and cash equivalent balance of $30.2 million as of October 27, 2012 compared with an increase in cash flow generated during the nine months ended October 29, 2011 of $15.6 million. This decrease was primarily driven by a decrease in cash flow related to repayments, net of borrowings on our ABL Line of Credit of $168.3 million during the nine months ended October 27, 2012 compared with repayments, net of borrowings on our ABL of $10.5 million during the nine months ended October 29, 2011. Also contributing to the decreased cash flow was a smaller increase in accounts payable from January 28, 2012 to October 27, 2012 compared with the accounts payable increase from January 30, 2011 to October 29, 2011 related to our working capital management strategy at the end of each fiscal year. Our working capital management strategy accelerated certain vendor payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels at the end of the first quarter of each fiscal year, this creates additional cash flow. The decrease during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 was primarily driven by fewer accelerated payments made as part of our working capital management strategy during January of Fiscal 2011 compared with January of Fiscal 2010 and the timing of accounts payable payments.

These reductions in cash flow were partially offset by a smaller increase in merchandise inventories from January 28, 2012 to October 27, 2012 compared with the increase from January 29, 2011 to October 29, 2011 which resulted in $138.8 million less in cash outflows related to merchandise inventory.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at October 27, 2012 was $77.2 million compared with $337.9 million at January 28, 2012. The decrease in working capital from January 28, 2012 was primarily attributable to an increase in accounts payable related to our year end working capital management strategy.

Working capital at October 27, 2012 decreased $179.6 million from $256.8 million at October 29, 2011 to $77.2 million. The decrease in working capital was primarily attributable to our ongoing initiatives to reduce inventory levels which we believe will result in faster turns and reduced markdowns.

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

Results of Operations

The following table sets forth certain items in the Condensed Consolidated Statements of Operations and Comprehensive Loss as a percentage of net sales for the three and nine month periods ended October 27, 2012 and October 29, 2011.

	Percentage of Net Sales
	Nine Months Ended		Three Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net Sales	100.0%	100.0%	100.0%	100.0%
Other Revenue	0.8	0.9	0.8	0.9

Total Revenue	100.8	100.9	100.8	100.9
Cost of Sales	62.5	62.0	61.4	60.2
Selling and Administrative Expenses	33.7	33.7	34.6	35.3
Restructuring and Separation Costs	0.1	0.2	0.1	—
Depreciation and Amortization	4.3	4.3	4.2	4.3
Impairment Charges – Long-Lived Assets	—	—	0.1	—
Other (Income) Expense, Net	(0.2)	(0.3)	(0.2)	(0.2)
Loss on Extinguishment of Debt	0.1	1.5	—	—
Interest Expense	3.0	3.8	2.8	3.9

Total Expense	103.5	105.2	103.0	103.5

Loss before Income Tax Benefit	(2.7)	(4.3)	(2.2)	(2.6)
Income Tax Benefit	(1.1)	(1.8)	(1.5)	(1.5)

Net Loss	(1.6)%	(2.5)%	(0.7)%	(1.1)%

Three Month Period Ended October 27, 2012 compared with the Three Month Period Ended October 29, 2011

Net Sales

We experienced an increase in net sales for the three months ended October 27, 2012 compared with the three months ended October 29, 2011. Consolidated net sales increased $69.2 million, or 7.7%, to $967.9 million for the three months ended October 27, 2012 from $898.7 million for the three months ended October 29, 2011. This increase was primarily attributable to the following:

•	an increase in net sales of $29.1 million related to 21 new stores opened during Fiscal 2012,

•	an increase in net sales of $21.9 million from stores previously opened that were not included in our comparable store sales, and

•	an increase in comparable store sales of $19.1 million, or 2.1%, to $910.5 million; partially offset by

•	a decrease in net sales of $0.9 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2012.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) decreased to $8.0 million for the three month period ended October 27, 2012 compared with $8.1 million for the three month period ended October 29, 2011.

Cost of Sales

Cost of sales increased $53.6 million, or 9.9%, during the three month period ended October 27, 2012 compared with the three month period ended October 29, 2011. The dollar increase in cost of sales was primarily related to the increase in net sales as described above. Cost of sales as a percentage of net sales increased to 61.4% during the three months ended October 27, 2012 compared with the three months ended October 29, 2011 of 60.2%. The increase in cost of sales as a percentage of net sales was primarily driven by lower initial markups partially offset by fewer markdowns taken and a lower shrink accrual rate.

Selling and Administrative Expenses

Selling and administrative expenses increased $18.0 million, or 5.7%, for the three month period ended October 27, 2012 compared with the three month period ended October 29, 2011. Selling and administrative expenses decreased to 34.6% of net sales for the three month period ended October 27, 2012 compared with 35.3% of net sales for the three month period ended October 29, 2011. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Three Months Ended
	October 27, 2012	October 29, 2011	$ Variance	% Change
Payroll and Payroll Related	$149,318	$140,845	$8,473	6.0%
Advertising	26,500	22,666	3,834	16.9
Occupancy	106,464	103,026	3,438	3.3
Benefit Costs	5,857	4,711	1,146	24.3
Other	39,989	39,043	946	2.4
Business Insurance	6,978	6,843	135	2.0

Selling & Administrative Expenses	$335,106	$317,134	$17,972	5.7%

The increase in payroll and payroll related expense of $8.5 million during the three months ended October 27, 2012 compared with the three months ended October 29, 2011 was primarily related to the addition of 25 net new stores as well as stores that were operating for the full three months ended October 27, 2012 that were not operating for the full three months ended October 29, 2011. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $7.2 million. Also contributing to the increase in payroll and payroll related costs was an increase in store, corporate and warehouse payroll of $4.1 million primarily related to our planned investments aimed at improving the execution of our buying model and our customers’ shopping experience and a corresponding increase in payroll taxes of $0.3 million associated with the increased payroll expense. These increases were partially offset by a $3.1 million decrease in stock compensation expense primarily related to an adjustment to the forfeiture rate in the prior year.

The increase in advertising expense of $3.8 million during the three months ended October 27, 2012 compared with the three months ended October 29, 2011 was primarily related to a $1.9 million increase as the result of new stores and stores that operated for the full three month period ended October 27, 2012 that were not operating for the full three months ended October 29, 2011 inclusive of six additional grand openings during the three month period compared with the prior year. Also contributing to the increase in advertising expense is the increase in television and mailing advertisements.

The increase in occupancy related costs of $3.4 million during the three months ended October 27, 2012 compared with the three months ended October 29, 2011 was primarily related to a $7.3 million increase in new stores and stores that operated for the full three month period ended October 27, 2012 that were not operating for the full three months ended October 29, 2011 and a $1.0 million increase in real estate taxes. The increase was partially offset by decreases in utilities expense of $2.3 million and a decrease in maintenance expense of $0.6 million, both resulting from our ongoing initiatives to reduce costs without sacrificing customer satisfaction.

Benefit costs increased $1.1 million for the three months ended October 27, 2012 compared with the three months ended October 29, 2011, primarily attributable to increased participation in our health insurance plans.

Other selling and administrative expenses increased $0.9 million for the three months ended October 27, 2012 compared with the three months ended October 29, 2011, primarily attributable to a $0.8 million increase related to the operation of new stores and stores that were operating for the full three months ended October 27, 2012 that were not operating for the full three months ended October 29, 2011. Also contributing to the increase was a $0.6 million increase in temporary help and a $0.6 million increase in miscellaneous taxes, partially offset by a $0.9 million decrease in credit card fees as a result of the Durbin Amendment.

Restructuring and Separation Costs

Restructuring and separation costs totaled $0.6 million during the three months ended October 27, 2012 compared with $0.4 million during the three months ended October 29, 2011. During the three months ended October 27, 2012, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of this reorganization, we incurred a charge of $0.6 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $40.8 million during the three month period ended October 27, 2012 compared with $39.2 million during the three month period ended October 29, 2011. The increase in depreciation and amortization expense is primarily driven by capital expenditures related to investments in our warehouse functions as well as 25 net new stores opened since October 29, 2011.

Impairment Charges - Long-Lived Assets

We incurred a $1.0 million impairment charge during the three months ended October 27, 2012, compared with no impairment charges incurred during the three month period ended October 29, 2011. The impairment charge during the three months ended October 27, 2012 was primarily related to an asset that was classified as held for sale being written down to its fair value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) for the three month period ended October 27, 2012 remained in line with the three month period ended October 29, 2011 at $1.9 million.

Interest Expense

Interest expense was $27.4 million for the three month period ended October 27, 2012 compared with $34.8 million for the three month period ended October 29, 2011. The $7.4 million decrease in interest expense was primarily driven by the following:

•	a $3.9 million reduction in amortization of deferred debt fees resulting from the May 2012 Term Loan Facility refinancing,

•	a $2.4 million decrease in interest expense related to lower average balances and lower interest rates related to our Term Loan Facility as a result of our May 2012 refinancing transaction,

•	a $0.7 million reduction in interest expense on our ABL Line of Credit as a result of lower average balances and lower average interest rates, and

•	a $0.4 million reduction as a result of our adjustments to our interest rate cap agreements to fair value, as discussed further below.

Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, amounted to a loss of $0.1 million for the three months ended October 27, 2012 compared with a loss of $0.5 million for the three months ended October 29, 2011. The loss recognized during the three months ended October 27, 2012 was primarily the result of a decrease in the underlying market rates and the passage of time, which in turn, decreased the value of the interest rate cap agreements. These charges resulted in a year over year decrease in interest expense of $0.4 million.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the three months ended October 27, 2012 compared with the three months ended October 29, 2011 are summarized in the table below:

	Three Months Ended
	October 27, 2012	October 29, 2011
Average Interest Rate – ABL Line of Credit	2.1%	2.6%
Average Interest Rate – Term Loan	5.5%	6.4%
Average Balance – ABL Line of Credit	$41.1 million	$142.1 million
Average Balance – Term Loan	$941.0 million	$987.5 million

Income Tax Benefit

Income tax benefit was $14.2 million and $13.4 million for the three month periods ended October 27, 2012 and October 29, 2011, respectively. The effective tax rates for the three month periods ended October 27, 2012 and October 29, 2011 were 65.6% and 56.6%, respectively. In accordance with ASC Topic No. 270, “Interim Reporting” (Topic No. 270) and ASC Topic No. 740, “Income Taxes” (Topic No. 740), at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. We used this methodology during the third quarter of Fiscal 2012, resulting in the annual effective income tax rate of 38.1% (before discrete items) being our best estimate. The effective tax rate for the three months ended October 27, 2012 was impacted by discrete adjustments that increased the tax benefit by $6.0 million primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the closing of ongoing state audits related to filing positions taken by the Company, and true-ups for income tax estimates in prior periods.

Our best estimate of the projected annual effective income tax rate for the three months ended October 29, 2011 was 39.8% (before discrete items). The effective tax rate for the three months ended October 29, 2011 was impacted by discrete adjustments that increased the tax benefit by $0.3 million predominantly relating to tax positions that are considered effectively settled as the result of the finalization of an IRS audit, offset by federal income tax true-ups as well as state tax assessments.

As of October 27, 2012, Congress had not yet extended certain tax credits. As a result, the estimated annual effective tax rate of 38.1% for Fiscal 2012 was lower than the estimated annual effective tax rate of 39.8% for Fiscal 2011 largely due to the effect of these tax credits being excluded from the estimated annual effective tax rate for Fiscal 2012.

Net Loss

Net loss amounted to $7.4 million for the three months ended October 27, 2012 compared with a net loss of $10.3 million for the three months ended October 29, 2011. The improvement in our net loss position was primarily driven by our 2.1% increase in comparable store sales and our reduction in interest expense as a result of our refinancing, partially offset by the previously discussed decrease in gross margin.

Nine Month Period Ended October 27, 2012 compared with Nine Month Period Ended October 29, 2011

Net Sales

We experienced an increase in net sales for the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011. Consolidated net sales increased $193.4 million, or 7.4%, to $2,814.5 million for the nine months ended October 27, 2012 from $2,621.1 million for the nine months ended October 29, 2011. This increase was primarily attributable to the following:

•	an increase in net sales of $89.7 million from stores previously opened that were not included in our comparable store sales,

•	an increase in net sales of $54.6 million related to 21 new stores opened during the nine months ended October 27, 2012, and

•	an increase in comparable store sales of $47.9 million, or 1.8%, to $2,648.3 million; partially offset by

•	an increase in net sales of $1.2 million from stores closed since the comparable period last year and other sales adjustments.

We believe the comparable store sales increase was due primarily to our ongoing initiatives as discussed previously under the caption entitled “Ongoing Initiatives for Fiscal 2012.”

Other Revenue

Other revenue (consisting of rental income from leased departments, sublease rental income, layaway, alteration and other service charges, and miscellaneous revenue items) increased to $23.1 million for the nine month period ended October 27, 2012 compared with $22.5 million for the nine month period ended October 29, 2011, primarily driven by an increase in rental income from leased departments as a result of increased sales in our leased departments.

Cost of Sales

Cost of sales increased $132.6 million, or 8.2%, during the nine month period ended October 27, 2012 compared with the nine month period ended October 29, 2011. The dollar increase in cost of sales was primarily related to the increase in net sales during the nine months ended October 27, 2012 compared to the nine months ended October 29, 2011, as discussed above, under the caption entitled “Overview.” Cost of sales as a percentage of net sales during the nine months ended October 27, 2012 increased to 62.5% from 62.0% for the nine months ended October 29, 2011. The increase in cost of sales as a percentage of net sales was primarily driven by lower initial markups partially offset by lower markdown expense and a lower shrink accrual rate.

Selling and Administrative Expenses

Selling and administrative expenses increased $65.8 million, or 7.5%, for the nine month period ended October 27, 2012 compared with the nine month period ended October 29, 2011. Selling and administrative expenses for the nine month period ended October 27, 2012 remained unchanged compared with the nine month period ended October 29, 2011 at 33.7%. The increase in selling and administrative expenses is summarized in the table below:

	(in thousands)
	Nine Months Ended
	October 27, 2012	October 29, 2011	$ Variance	% Change
Payroll and Payroll Related	$440,428	$403,896	$36,532	9.0%
Occupancy	307,903	291,874	16,029	5.5
Benefit Costs	19,540	13,900	5,640	40.6
Other	106,526	102,067	4,459	4.4
Advertising	54,436	50,634	3,802	7.5
Business Insurance	19,599	20,297	(698)	(3.4)

Selling & Administrative Expenses	$948,432	$882,668	$65,764	7.5%

The increase in payroll and payroll related expense of $36.5 million during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 was primarily related to the addition of 25 net new stores as well as stores that were operating for the full nine months ended October 27, 2012 that were not operating for the full nine months ended October 29, 2011. Amounts related to these stores resulted in an increase in payroll and payroll related costs of $21.1 million. Also contributing to the increase in payroll and payroll related costs was an increase in store and warehouse payroll of $14.5 million primarily related to our planned investments aimed at improving the execution of our buying model and our customers’ shopping experience, and a corresponding increase in payroll taxes of $2.4 million associated with the increased payroll expense.

The increase in occupancy related costs of $16.0 million during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 was primarily related to increases associated with new stores of $12.6 and a $7.9 million increase in stores that operated for the full nine month period ended October 27, 2012 that were not operating for the full nine months ended October 29, 2011. Also contributing to this increase was an increase in comparable store rent of $0.7 million primarily driven by planned increases in rent expense with the passage of time as well as the impact of our straight line rent expense. These increases were partially offset by decreases in utilities expense of $4.1 million as well as a decrease in maintenance expense of $1.6 million, both as a result of our ongoing initiative to reduce costs without sacrificing customer experience.

Benefit costs increased $5.6 million for the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 primarily attributable to increased participation in our health insurance plans.

The increase in other selling and administrative expenses of $4.5 million during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 was primarily related to $3.7 million of fees incurred as part of our May 2012 debt refinancing that were expensed in accordance with Topic 470. Also contributing to the increase in other selling and administrative expenses were:

•

a $2.7 million increase related to the addition of 25 net new stores as well as stores that were operating for the full nine months ended October 27, 2012 that were not operating for the full nine months ended October 29, 2011,

•	an increase in temporary help expense of $2.0 million, primarily related to a planned increase in the number of units being processed through our distribution centers,

•	a $1.4 million increase in legal fees and

•	increased travel and entertainment of $1.3 million.

These increases were partially offset by a decrease in credit card fees of $4.4 million as a result of the Durbin Amendment and a decrease in the legal reserve of $2.3 million as a result of certain contingencies being settled during the nine months ended October 27, 2012.

The increase in advertising expense of $3.8 million during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 was primarily related to a $3.9 million increase related to new stores and stores that operated for the full nine month period ended October 27, 2012 that were not operating for the full nine months ended October 29, 2011 as well as six additional grand openings during the three month period compared with the prior year.

Restructuring and Separation Costs

Restructuring and separation costs totaled $2.4 million during the nine months ended October 27, 2012 compared with $5.6 million during the nine months ended October 29, 2011. During the nine months ended October 27, 2012, in an effort to improve workflow efficiencies and realign certain responsibilities, we effected a reorganization of certain positions within our stores and corporate locations. As a result of the reorganization, we incurred a charge of $2.4 million.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $120.7 million during the nine month period ended October 27, 2012 compared with $113.2 million during the nine month period ended October 29, 2011. The increase in depreciation and amortization expense is primarily driven by capital expenditures related to investments in our corporate and warehouse functions as well as 25 net new stores that were opened since October 29, 2011.

Impairment Charges - Long-Lived Assets

We incurred $1.1 million of impairment charges during the nine months ended October 27, 2012, compared with less than $0.1 million of impairment charges incurred during the nine month period ended October 29, 2011. The impairment charge during the nine months ended October 27, 2012 was primarily related to an asset that was classified as held for sale that was written down to its fair value. The impairment during the nine months ended October 29, 2011 was related to fixed asset additions at stores that had been previously impaired and therefore could not support the additional asset value. There were no triggering events during these periods that would have required us to perform additional impairment testing.

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

Other Income, Net

Other Income, Net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $0.7 million to $6.3 million for the nine month period ended October 27, 2012 compared with the nine month period ended October 29, 2011, primarily driven by recoveries during the prior nine month period that did not repeat during the nine months ended October 27, 2012.

Loss on Extinguishment of Debt

As discussed above under the caption “Debt Refinancing,” in May of 2012, we entered into the Amendment to the Term Loan Credit Agreement. As a result of this transaction and in accordance with Topic 470, we recognized a non-cash loss on the extinguishment of debt of $3.4 million, which was recorded in the line item Loss on the Extinguishment of Debt in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss during the nine months ended October 27, 2012.

Comparatively, on February 24, 2011 we completed the refinancing of our $900 million Senior Secured Term Loan, 11.1% Senior Notes, and 14.5% Senior Discount Notes. As a result of these transactions and in accordance with Topic 470, these transactions were determined to be an extinguishment of the previous debt and an issuance of new debt. As a result, we recorded a loss on the extinguishment of debt in the amount of $37.8 million in the line item Loss on Extinguishment of Debt in our Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended October 29, 2011.

Interest Expense

Interest expense was $84.5 million for the nine month period ended October 27, 2012 compared with $98.0 million for the nine month period ended October 29, 2011. The $13.5 million decrease in interest expense was driven by the following:

•	a $6.2 million reduction in amortization of deferred financing fees resulting from the May 2012 Term Loan Facility refinancing,

•

a $3.6 million reduction in interest expense related to our ABL Line of Credit and Term Loan Facility as a result of lower average balances and lower average interest rates, as further described below,

•	a $2.3 million reduction as a result of our adjustments to our interest rate cap agreements to fair value, as described further below, and

•	a $1.0 million reduction in commitment fees as a result or our September 2011 amendment to the ABL which reduced the fee on the average daily balance of unused loan commitments.

Adjustments of the interest rate cap agreements to fair value, which are recorded in the line item “Interest Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss, amounted to a loss of less than $0.1 million for the nine months ended October 27, 2012 compared with a loss of $2.4 million for the nine months ended October 29, 2011. The loss recognized during the nine months ended October 27, 2012 was primarily the result of a decrease in the underlying market rates, which in turn, decreased the value of the interest rate cap agreements. These charges resulted in a year over year decrease in interest expense of $2.3 million.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit, for the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 are summarized in the table below:

	Nine Months Ended
	October 27, 2012	October 29, 2011
Average Interest Rate – ABL Line of Credit	2.1%	3.5%
Average Interest Rate – Term Loan	5.8%	6.2%
Average Balance – ABL Line of Credit	$45.0 million	$82.3 million
Average Balance – Term Loan	$947.3 million	$970.2 million

Income Tax Benefit

Income tax benefit was $32.0 million for the nine month period ended October 27, 2012. For the nine months ended October 29, 2011 we recorded income tax benefit of $47.7 million. The effective tax rates for the nine month periods ended October 27, 2012 and October 29, 2011 were 42.8% and 42.7% respectively. In accordance with Topic No. 270 and Topic No. 740, at the end of each interim period we are required to determine the best estimate of our annual effective tax rate and then apply that rate in providing for income taxes on a current year-to-date (interim period) basis. Our best estimate of the annual effective income tax rate as of October 27, 2012 was 38.1% (before discrete items). The effective tax rate for the nine months ended October 27, 2012 was impacted by discrete adjustments that increased the tax benefit by $3.5 million primarily related to the reduction in unrecognized tax benefits (including interest and penalties) upon the closing of ongoing state audits related to filing positions taken by the Company, and true-ups for income tax estimates in prior periods.

Our best estimate of the projected annual effective income tax rate as of October 29, 2011 was 39.8% (before discrete items). The effective tax rate for the nine months ended October 29, 2011 was impacted by discrete adjustments that increased the tax benefit by $3.2 million predominantly relating to state legislation enacted during the quarter, the accrual of interest related to unrecognized tax benefits established in prior years in accordance with Topic No. 740, and tax positions that are considered effectively settled as the result of the finalization of an IRS audit.

Net Loss

We recorded a net loss of $42.6 million for the nine month period ended October 27, 2012 compared with a net loss of $64.1 million for the nine month period ended October 29, 2011. The improvement in our results during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011 was primarily attributable to the impact of a $37.8 million loss on extinguishment of debt that occurred during the nine months ended October 29, 2011 related to our debt refinancing transactions, compared to a loss on extinguishment of debt during the nine months ended October 27, 2012 of only $3.4 million, partially offset by the change in the income tax benefit for the nine months ended October 27, 2012.

Liquidity and Capital Resources

Overview

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for working capital, which principally represents the purchase of inventory, the payment of operating expenses, debt servicing, the opening of new stores and the remodeling of existing stores. As of October 27, 2012, we had $542.3 million available on our ABL Line of Credit. The maximum borrowings during the three and nine months ended October 27, 2012 were $84.0 million and $213.7 million, respectively.

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

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants. We believe that cash generated from operations, along with our existing cash and our ABL Line of Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset any declines in our comparable store sales with savings initiatives.

Our Term Loan Facility agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan Facility, for the trailing twelve months, and that ratio may not exceed 6.75 to 1 through October 27, 2012; 6.25 to 1 through November 2, 2013; 5.5 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the new credit agreement governing the Term Loan Facility, for the trailing twelve months, and that ratio must exceed 1.75 to 1 through October 27, 2012; 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our Term Loan Facility, starts with consolidated net loss for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio and the interest coverage ratio. We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements.

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

Adjusted EBITDA for the three months ended October 27, 2012 decreased $4.1 million, or 7.0%, to $54.5 million. The decline in Adjusted EBITDA was primarily the result of decreased gross margin.

Adjusted EBITDA for the nine months ended October 27, 2012 decreased $6.9 million, or 4.3%, to $155.1 million from $162.0 million during the nine months ended October 29, 2011. The decrease in Adjusted EBITDA was primarily the result of certain investments aimed at improving the execution of our buying model and our customers’ shopping experience which were made during the third and fourth quarters of Fiscal 2011 that have not annualized and a decrease in our gross margin rate of 50 basis points, partially offset by our an overall net sales increase of 7.4% during the nine months ended October 27, 2012.

The following table shows our calculation of Adjusted EBITDA for the nine and three months ended October 27, 2012 compared with the nine and three months ended October 29, 2011:

	(in thousands)
	Nine Months Ended		Three Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Reconciliation of Net Loss to Adjusted EBITDA:
Net Loss	$(42,644)	$(64,096)	$(7,447)	$(10,277)
Interest Expense	84,529	97,976	27,421	34,812
Income Tax Benefit	(31,964)	(47,712)	(14,204)	(13,395)
Depreciation and Amortization	120,748	113,174	40,844	39,188
Impairment Charges – Long-Lived Assets	1,100	34	1,021	—
Interest Income	(130)	(37)	(84)	(37)
Non Cash Straight-Line Rent Expense (a)	6,266	7,915	2,457	3,080
Advisory Fees (b)	3,086	3,196	1,000	1,039
Stock Compensation Expense (c)	1,968	4,917	565	4,017
Amortization of Purchased Lease Rights (d)	748	670	264	232
Severance and Restructuring (e)	2,441	5,621	635	431
Franchise Taxes (f)	946	1,232	300	300
Advertising Expense Related to Barter (g)	2,598	3,162	1,273	1,558
Loss on Disposal of Fixed Assets (h)	1,070	1,022	275	577
Refinancing Fees (i)	3,225	(473)	131	28
Loss on Extinguishment of Debt (j)	3,413	37,764	—	—
Litigation Reserves (k)	(2,325)	—	—	—
Transfer Tax (l)	—	(20)	—	—
Insurance Reserve (m)	—	(2,349)	—	(3,024)

Adjusted EBITDA	$155,075	$161,996	$54,451	$58,529

Reconciliation of Adjusted EBITDA to Net Cash Provided by (Used In) Operating Activities:
Adjusted EBITDA	$155,075	$161,996	$54,451	$58,529
Interest Expense	(84,529)	(97,976)	(27,421)	(34,812)
Changes in Operating Assets and Liabilities	229,459	132,313	28,059	(50,331)
Other Items, Net	13,191	28,849	7,513	10,943

Net Cash Provided by (Used in) Operating Activities	$313,196	$225,182	$62,602	(15,671)

Net Cash Used in Investing Activities	$(129,277)	$(121,762)	$(67,475)	$(46,170)

Net Cash (Used in) Provided by Financing Activities	$(189,414)	$(87,791)	$3,372	$75,876

Beginning in Fiscal 2012, we changed the components comprising Adjusted EBITDA such that specific charges associated with our insurance reserves are no longer added back to consolidated net (loss) income when calculating Adjusted EBITDA. These changes were made prospectively. For the three and nine month periods ended October 29, 2011, this change would have resulted in an increase in Adjusted EBITDA of $3.0 million and $2.3 million, respectively.

(a)	Represents the difference between the actual base rent and rent expense calculated in accordance with GAAP (on a straight line basis), in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(b)	Represents the annual advisory fee of Bain Capital expensed during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(c)	Represents expenses recorded under ASC Topic No. 718 “Stock Compensation” during the fiscal periods, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(d)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line item, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(e)	Represents a severance and restructuring charge resulting from a reorganization of certain positions within our stores and corporate locations (refer to Note 4 to our Condensed Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion), in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(f)	Represents franchise taxes paid based on our equity, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.

(g)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory, as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(h)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business, in accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit.
(i)	Represents refinancing fees that reduce Adjusted EBITDA per the administrative agents for the Term Loan Facility and the ABL Line of Credit.
(j)	Represents charges incurred in accordance with Topic No. 470, whereby we incurred a loss on the settlement of the old debt instruments as approved by the administrative agents for the Term Loan Facility and the ABL Line of Credit.
(k)	Represents reduction in legal assessment in conjunction with legal settlements as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.
(l)	Represents one-time transfer taxes incurred on certain leased properties as approved by the administrative agents for the Term Loan Facility and the ABL Line of Credit.
(m)	Represents non-cash change in reserves based on estimated general liability, workers’ compensation and health insurance claims as approved by the administrative agents for the Term Loan Facility and ABL Line of Credit.

Cash Flow for the Nine Months Ended October 27, 2012 Compared with the Nine Months Ended October 29, 2011

We had a $5.5 million decrease in cash flow for the nine months ended October 27, 2012 compared with generating $15.6 million of cash flow for the nine months ended October 29, 2011. Net cash provided by operating activities amounted to $313.2 million for the nine months ended October 27, 2012. For the nine months ended October 29, 2011, net cash provided by operating activities amounted to $225.2 million. The increase in net cash provided by operating activities was primarily the result of changes in the Company’s working capital. The biggest driver of the increase relates to cash flow from changes in merchandise inventories. Cash flow from the change in merchandise inventories for the nine months ended October 27, 2012 increased $138.8 million as a result of our ongoing initiative to reduce inventory levels and continue to flow fresh merchandise to the stores more frequently. This increase was partially offset by a decrease in the cash flow from the change in accounts payable for the nine months ended October 27, 2012 of $57.9 million compared with the nine months ended October 29, 2011. This decrease was primarily driven by a smaller increase in accounts payable from January 28, 2012 to October 27, 2012 compared with the accounts payable increase from January 30, 2011 to October 29, 2011 related to our working capital management strategy at the end of each fiscal year. Based on the working capital management strategy, we accelerated certain payments at the end of each fiscal year that typically would not have been made until the first quarter of the next fiscal year, which lowered our accounts payable balances at the end of each fiscal year. As our accounts payable balances return to historical levels this creates additional cash flow. The decrease in accounts payable that generates this item was primarily driven by the difference in the accelerated payments during January of Fiscal 2011 of $152.9 million compared with the payments made in January of Fiscal 2010 of $237.7 million and the timing of payments.

Net cash used in investing activities increased to $129.3 million for the nine months ended October 27, 2012 from $121.8 million for the nine months ended October 29, 2011. This increase was primarily the result of a $12.9 million increase in cash paid for property and equipment during the nine months ended October 27, 2012 as compared with the nine months ended October 29, 2011. This increase was partially offset by a $4.6 million decrease in restricted cash and cash equivalents during the nine months ended October 29, 2011. Restricted cash remained constant at $34.8 million during the nine months ended October 27, 2012.

Cash flow used in financing activities increased $101.6 million during the nine months ended October 27, 2012 compared with the nine months ended October 29, 2011. This was primarily driven by repayments on our ABL Line of Credit, net of borrowings, of $168.3 million during the nine months ended October 27, 2012 compared with repayments net of borrowings of $10.5 million during the nine months ended October 29, 2011. This increase was partially offset by the impact of the February 2011 debt refinancing, inclusive of a $297.9 million dividend payment, which resulted in a net cash outflow of $77.4 million which didn’t repeat during the nine months ended October 27, 2012.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital at October 27, 2012 was $77.2 million compared with $337.9 million at January 28, 2012. The decrease in working capital was primarily the result of increased accounts payable as of October 27, 2012 compared with January 28, 2012 as a result of our working capital management strategy at the end of Fiscal 2011.

Operational Growth

During the nine months ended October 27, 2012, we opened 21 BCF stores, and closed one store. As of October 27, 2012, we operated stores under the names “Burlington Coat Factory Warehouse” (479 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores) and 14 shoe stores under the names “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store). We estimate that we will spend between $130 and $140 million, net of approximately $30 million of landlord allowances, in capital expenditures during Fiscal 2012, including approximately $90 million, net of the previously mentioned landlord allowances for store expenditures, and approximately $35 million for information technology. We expect to use the remaining capital to support continued distribution facility enhancements and other initiatives. For the nine months ended October 27, 2012, capital expenditures, net of landlord allowances, amounted to $110.4 million.

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

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. In connection with our February 2011 financing transactions, we declared a cash dividend of approximately $300.0 million in the aggregate to the equity holders of Parent, on a pro rata basis. Of the $300.0 million in dividends that were declared, $297.9 million was paid during the nine months ended October 29, 2011 and of the remaining $2.1 million, $1.7 million was paid during the nine months ended October 27, 2012. The remaining $0.4 million of dividend equivalent payments were forfeited and reverted back to the Company as further discussed in Note 2 to the Condensed Consolidated Financial Statements entitled “Stockholder’s Equity.”

Long Term Borrowings, Lines of Credit and Capital Lease Obligations

Holdings and each of our current and future subsidiaries, with the exception of one immaterial non-guarantor subsidiary, have fully, jointly, severally, unconditionally, and irrevocably guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000 million Term Loan Facility and the $450 million Notes due in 2019. As of October 27, 2012, we were in compliance with all of our debt covenants.

$1 Billion Senior Secured Term Loan Facility

As discussed previously under the caption “Debt Refinancing,” on May 16, 2012, we entered into the Amendment to the Term Loan Credit Agreement, which, among other things, reduces the applicable margin on the interest rates applicable to our Term Loan Facility by 50 basis points. As a result of this transaction, mandatory quarterly payments of $2.4 million were payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. We elected to make a prepayment of $9.5 million in May 2012, which offsets the mandatory quarterly payments through August 3, 2013.

This transaction resulted in a non-cash loss on the extinguishment of debt of $3.4 million in the line item “Loss on the Extinguishment of Debt” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2012. In addition, fees of $3.1 million were recorded in the line item “Selling and Administrative Expense” in our Condensed Consolidated Statements of Operations and Comprehensive Loss during the second quarter of Fiscal 2012.

ABL Line of Credit

During the three month periods ended October 27, 2012 and October 29, 2011 we borrowed $3.5 million and $79.1 million, net of repayments, on our ABL Line of Credit. During the nine month periods ended October 27, 2012 and October 29, 2011, we repaid $168.3 million and $10.5 million, net of borrowings, on our ABL Line of Credit. As of October 27, 2012 and October 29, 2011, we had $21.7 million and $158.1 million outstanding under our ABL Line of Credit and unused availability of $542.3 million and $401.3 million, respectively.

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

Contingencies and Contractual Obligations

Legal

We establish reserves for the settlement amounts, as well as reserves relating to legal claims, in connection with litigation to which we are party from time to time in the ordinary course of business. The aggregate amount of such reserves was $1.0 million, $6.1 million and $3.9 million as of October 27, 2012, January 28, 2012 and October 29, 2011, respectively. We believe that potential liabilities in excess of those recorded will not have a material effect on our Condensed Consolidated Financial Statements. However, there can be no assurances to this effect.

There have been no significant changes to our contractual obligations and commercial commitments table as disclosed in our Fiscal 2011 10-K, except as follows:

Lease Agreements

We enter into lease agreements during the ordinary course of business in order to secure favorable store locations. As of October 27, 2012, we were committed to four new lease agreements (inclusive of one relocation) for locations at which stores are expected to be opened during the remainder of Fiscal 2012. Inclusive of these new leases, the Company’s minimum lease payments for all operating leases are expected to be $64.6 million, $225.1 million, $211.1 million, $187.8 million and $799.8 million for the remainder of the fiscal year ended February 2, 2013, and the fiscal years ended February 1, 2014, January 31, 2015, January 30, 2016 and January 28, 2017 and all subsequent years thereafter, respectively.

Letters of Credit

We had letters of credit arrangements with various banks in the aggregate amount of $36.0 million and $40.5 million as of October 27, 2012 and October 29, 2011, respectively. Based on the terms of the credit agreement related to the ABL Line of Credit, we had the ability to enter into letters of credit up to $542.3 million and $401.3 million as of October 27, 2012 and October 29, 2011, respectively. Among these arrangements as of October 27, 2012 and October 29, 2011, we had letters of credit in the amount of $26.2 million and $30.7 million, respectively, guaranteeing performance under various insurance contracts and utility agreements. Additionally, we had outstanding letters of credit agreements in the amount of $9.8 million at both October 27, 2012 and October 29, 2011, related to certain merchandising agreements.

We had irrevocable letters of credit in the amount of $35.3 million as of January 28, 2012. Based on the terms of the credit agreement relating to the ABL Line of Credit, we had the ability to enter into letters of credit up to $242.6 million as of January 28, 2012. Letters of credit outstanding as of January 28, 2012 amounted to $27.7 million, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. We also had outstanding letters of credit arrangements in the aggregate amount of $7.6 million at January 28, 2012 related to certain merchandising agreements.

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

Recent Accounting Pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, “Intangibles — Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” (ASU 2012-02). In accordance with ASU 2012-02, an entity has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. ASU 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. However, early adoption is permitted. The Company has elected not to early adopt in the current fiscal year and does not expect it to have a material impact on the Company’s financial position or results of operations.

There were no other new accounting standards that had a material impact on our Condensed Consolidated Financial Statements during the period ended October 27, 2012 and there were no new accounting standards or pronouncements that were issued but not yet effective as of October 27, 2012 that we expect to have a material impact upon becoming effective.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain market risks as part of our ongoing business operations. Primary exposures include changes in interest rates, as borrowings under our ABL Line of Credit and Term Loan Facility bear interest at floating rates based on LIBOR or the base rate, in each case plus an applicable borrowing margin and investing activities. The Term Loan Facility interest is also dependent on the LIBOR, prime rate, and the federal funds rate as further discussed in Note 3 to our Condensed Consolidated Financial Statements entitled “Long Term Debt.”

We will manage our interest rate risk by balancing the amount of fixed-rate and floating-rate debt and through the use of interest rate cap agreements. For fixed-rate debt, interest rate changes do not affect earnings or cash flows. Conversely, for floating-rate debt, interest rate changes generally impact our earnings and cash flows, assuming other factors are held constant.

At October 27, 2012, we had $473.5 million principal amount of fixed-rate debt and $954.6 million of floating-rate debt. Based on $954.6 million outstanding as floating-rate debt, an immediate increase of one percentage point, excluding the interest rate caps, would cause an increase to cash interest expense of approximately $9.5 million per year, resulting in $9.5 million less in our pre-tax earnings. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one percentage point increase in interest rates were to occur over the next four quarters excluding the interest rate cap, such an increase would result in the following additional interest expenses (assuming current borrowing level remains constant):

	(in thousands)
Floating Rate Debt	Principal Outstanding at October 27, 2012	Additional Interest Expense Q4 2012	Additional Interest Expense Q1 2013	Additional Interest Expense Q2 2013	Additional Interest Expense Q3 2013
ABL Line of Credit	21,700	54	54	54	54
Term Loan	932,907	2,334	2,335	2,330	2,325

	$954,607	$2,388	$2,389	$2,384	$2,379

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% on our first $900.0 million of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of October 27, 2012, for a full fiscal year, then our maximum interest rate exposure would be $13.8 million assuming constant borrowing levels of $900.0 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900 million. As of October 27, 2012, the borrowing rates related to our Term Loan Facility and our ABL Line of Credit were 5.5% and 4.0%.

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

Item 4. Controls and Procedures.

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, October 27, 2012. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of October 27, 2012.

During the three months ended October 27, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Description

10.1	Amendment No. 1 to Employment Agreement made as of October 23, 2012 by Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc. and Thomas Kingsbury.

10.2	Amendment No. 2 to Employment Agreement made as of October 18, 2012 by Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

/s/ THOMAS A. KINGSBURY
Thomas A. Kingsbury
President & Chief Executive Officer

/s/ TODD WEYHRICH
Todd Weyhrich
Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Date: December 11, 2012

INDEX TO EXHIBITS

Exhibit	Description

10.1	Amendment No. 1 to Employment Agreement made as of October 23, 2012 by Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc. and Thomas Kingsbury.

10.2	Amendment No. 2 to Employment Agreement made as of October 18, 2012 by Burlington Coat Factory Warehouse Corporation and Joyce Manning Magrini.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase