Form 10-K
period 2013-02-02
BURLINGTON COAT FACTORY WAREHOUSE CORP; Burlington Coat Factory Investments Holdings, Inc.
filed 2013-04-26
CIK 718916, 1368775

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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

As of April 26, 2013, the registrant has 1,000 shares of common stock outstanding, all of which are owned by Burlington Coat Factory Holdings, LLC, registrant’s parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is not required to file such reports under such sections.

Documents Incorporated By Reference

None

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

INDEX TO REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2013

PART I

Item 1.	Business

Overview

Burlington Coat Factory Investments Holdings, Inc. (Holdings) owns Burlington Coat Factory Warehouse Corporation (BCFWC), which is a nationally recognized retailer of high-quality, branded apparel at everyday low prices. Holdings opened its first store in Burlington, New Jersey in 1972, selling primarily coats and outerwear. Since then, and as of February 2, 2013, we have expanded our store base to 500 stores, inclusive of an internet store, in 44 states and Puerto Rico and diversified our product categories by offering an extensive selection of in-season better and moderate brands, fashion-focused merchandise, including: ladies sportswear, menswear, coats, family footwear, baby furniture and accessories, as well as home decor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. We acquire a broad selection of desirable, first-quality, branded merchandise primarily from nationally-recognized manufacturers and other suppliers. For the fiscal year ended February 2, 2013, we generated total revenue of $4,165.5 million, net sales of $4,131.4 million, net income of $25.3 million, and Adjusted EBITDA (as subsequently defined in this Form 10-K) of $352.1 million.

As used in this Annual Report, the terms “Company,” “we,” “us,” or “our” refer to Holdings and all its subsidiaries. Holdings was organized in 2006 and currently exists as a Delaware corporation. Holdings is a wholly-owned subsidiary of Burlington Coat Factory Holdings, LLC (Parent). Holdings has no operations and its only asset is all of the stock of BCFWC. BCFWC was initially organized in 1972 as a New Jersey corporation. In 1983, BCFWC was reincorporated in Delaware and currently exists as a Delaware corporation. BCFWC became a wholly-owned subsidiary of Holdings in connection with our acquisition on April 13, 2006 by affiliates of Bain Capital in a take private transaction (Merger Transaction).

Fiscal Year End

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. This is an annual report for the 53 week fiscal year ended February 2, 2013 (Fiscal 2012). The Company’s last three complete fiscal years prior to Fiscal 2012 ended on January 28, 2012 (Fiscal 2011), January 29, 2011 (Fiscal 2010) and May 30, 2009 (Fiscal 2009), and each of those years contained 52 weeks. In order to conform to the predominant fiscal calendar used within the retail industry, on February 25, 2010 the Company changed from a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closest to May 31 to a fiscal year comprised of the twelve consecutive fiscal months ending on the Saturday closes to January 31, commencing with the 35 week transition period beginning on May 31, 2009 and ending on January 30, 2010 (Transition Period).

Debt Refinancing and Corporate Reorganization

On May 16, 2012, the Company entered into Amendment No. 1 (First Amendment) to its $1,000 million original principal amount senior secured term loan facility with JPMorgan Chase Bank, N.A. as administrative agent (Term Loan Credit Agreement), which, among other things, reduced the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term loan B loans (Term B Loans) with a like aggregate principal amount of term B-1 loans (Term B-1 Loans). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the First Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment.

Subsequent to the end of Fiscal 2012, on February 15, 2013, BCFWC entered into Amendment No. 2 to the Term Loan Credit Agreement (Second Amendment). The Second Amendment creates a restricted payments basket of $25 million and permits BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the existing senior notes) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied.

On February 20, 2013, Burlington Holdings, LLC (Indirect Parent), the indirect parent company of Holdings, and Burlington Holdings Finance, Inc., the wholly-owned subsidiary of Indirect Parent (collectively the Issuers), completed the offering of $350 million aggregate principal amount of Senior Notes due 2018 (2018 Notes) at an issue price of 98.00%. The 2018 Notes are senior unsecured obligations of the Issuers, and the Issuers are not obligors or guarantors under BCFWC’s existing senior secured credit facilities or indenture. Additionally, as none of the Issuers’ subsidiaries are obligors or guarantors under the 2018 Notes, the debt is recorded on the Issuers’ financial statements and is not included in the Company’s financial statements.

The Issuers used the net proceeds from the offering of the 2018 Notes to pay a special cash dividend of approximately $336 million, in the aggregate, to Indirect Parent’s sole member, Burlington Holdings, Inc. (Ultimate Parent), which in turn distributed the proceeds to its stockholders. BCFWC paid a dividend to the Issuers of $4.8 million in order to pay certain fees in connection with the issuance of the 2018 Notes, inclusive of a $3.5 million fee to Bain Capital for various consulting and advisory services.

New Stockholders Agreement

On February 14, 2013, Parent, and its principal stockholders (Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC) entered into a Termination Agreement, pursuant to which the Stockholders Agreement among each of them and the other stockholders of Parent, dated as of April 13, 2006 (Prior Stockholders Agreement) was terminated. On February 14, 2013, Burlington Holdings, Inc. and the investors and managers from time to time party thereto, entered into a Stockholders Agreement (New Stockholders Agreement). The terms of the New Stockholders Agreement are substantially similar to the terms of the Prior Stockholders Agreement.

The Stores

As of February 2, 2013, we operated 500 stores, inclusive of an internet store, under the names: “Burlington Coat Factory” (482 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores), “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store). Over 99% of our net sales are derived from our BCF stores (as defined below).

Our store base is geographically diversified with stores located in 44 states and Puerto Rico. We believe that our customers are attracted to our stores principally by the availability of a large assortment of first-quality current brand-name merchandise at everyday low prices.

Burlington Coat Factory stores (BCF stores) offer customers a complete line of value-priced apparel, including: ladies sportswear, menswear, coats, and family footwear, as well as baby furniture, accessories, home decor and gifts. We continue to emphasize our rich heritage of coats and outerwear and we believe that we are viewed as the destination for coat shoppers. BCF’s broad selection provides a wide range of apparel, accessories and furnishing for all ages. We purchase both pre-season and in-season merchandise, allowing us to respond timely to changing market conditions and consumer fashion preferences. Furthermore, we believe BCF stores’ substantial selection of staple, destination products such as coats and products in our Baby Depot departments, as well as men’s and boys’ suits, attracts customers from beyond our local trade areas. We believe these products drive incremental store-traffic and differentiate us from our competitors.

In some of our stores, we grant unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including items such as fragrances and jewelry (Leased Departments). During Fiscal 2012, our rental income from all such arrangements aggregated less than 1% of our total revenues. We do not own or have any rights to any trademarks, licenses or other intellectual property used in connection with the brands sold by such unaffiliated third parties.

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

Real Estate Strategy

As of February 2, 2013, we owned the land and/or buildings for 40 of our 500 stores. Generally, however, our policy has been to lease our stores with co-tenancy where we believe our stores will be most productive. Our large average store size (generally twice that of our off-price competitors) and ability to attract foot traffic enable us to secure lower rents. Most of our stores are located in malls, strip shopping centers, regional power centers or are freestanding.

Our lease model generally provides for a ten year initial term with a number of five year options thereafter. Typically, our lease strategy includes landlord allowances for leasehold improvements and tenant fixtures. We believe our lease model keeps us competitive with other retailers for desirable locations.

We have a proven track record of new store expansion. Our store base has grown from 13 stores in 1980 to 500 stores, inclusive of an internet store, as of February 2, 2013. Assuming that appropriate locations are identified, we believe that we will be able to execute our growth strategy without significantly impacting our current stores. The table below shows our store openings and closings since the beginning of our fiscal year ended June 3, 2006.

Fiscal Years	2008	2009	35 weeks ended January 30, 2010	2010	2011	2012
Stores (Beginning of Period)	379	397	433	442	460	477
Stores Opened	20	37	9	25	20	25
Stores Closed	(2)	(1)	0	(7)	(3)	(2)

Stores (End of Period)	397	433	442	460	477	500

Distribution

We have two primary distribution centers that ship approximately 89% of merchandise units to our stores. The remaining 11% of merchandise units are drop shipped directly to our stores. The two distribution centers, located in Edgewater Park, New Jersey and San Bernardino, California, occupy an aggregate of 1,088,000 square feet and each includes processing and storage capacity. In addition to our two primary distribution facilities, we also operate distribution facilities in Burlington, New Jersey and Redlands, California. The Burlington facility is a 402,000 square foot facility currently used for E-Commerce fulfillment, the processing and storage of goods received on hangers, and remote storage for our Edgewater Park distribution center. The product stored at this facility is processed and shipped through our Edgewater Park, New Jersey facility. The Redlands facility, which we opened in August 2011, is a 295,000 square foot facility being used primarily as remote storage for our San Bernardino distribution center. The product stored at this facility is processed and shipped out of our San Bernardino, California distribution center.

Location	Calendar Year Operational	Size (sq. feet)	Leased or Owned
Edgewater Park, New Jersey	2004	648,000	Owned

San Bernardino, California	2006	440,000	Leased

Burlington, New Jersey	1987*	402,000	Owned

Redlands, California	2011	295,000	Leased

*	Distribution activities in this warehouse ceased during the Transition Period. Our current use of this warehouse commenced in Fiscal 2011.

Customer Demographic

Our core customer is the 25–49 year-old woman. The core customer is educated, resides in mid—to large-sized metropolitan areas and is a brand conscious fashion enthusiast. This customer shops for herself, her family and her home. We appeal to value seeking and fashion conscious customers who are price-driven but enjoy the style and fit of high-quality, branded merchandise. These core customers are drawn to us not only by our value proposition, but also by our broad selection of styles, our brands and our highly appealing product selection for families.

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

Employees

As of February 2, 2013, we employed 27,789 people, including part-time and seasonal employees. Our staffing requirements fluctuate during the year as a result of the seasonality of our business. We hire additional employees and increase the hours of part-time employees during seasonal peak selling periods. As of February 2, 2013, employees at two of our stores were subject to collective bargaining agreements.

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

Merchandise Vendors

We purchase merchandise from many suppliers, none of which accounted for more than 3% of our net purchases during Fiscal 2012. We have no long-term purchase commitments or arrangements with any of our suppliers, and believe that we are not dependent on any one supplier. We continue to have good working relationships with our suppliers.

Seasonality

Our business, like that of most retailers, is subject to seasonal influences, with the major portion of sales and income typically realized during the back-to-school and holiday seasons (September through January). Weather, however, continues to be a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Tradenames

We own the trademarks, service marks and tradenames that we use in connection with the operation of our business. Our trademarks include “BCF”, “Burlington”, “Burlington Coat Factory”, “Cohoes”, “Luxury Linens”, “MJM Designer Shoes” and “Baby Depot.” We consider these trademarks and the accompanying name recognition to be valuable to our business. We believe that our rights to these properties are adequately protected. Our rights in these trademarks endure for as long as they are used.

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

General economic conditions and consumer spending affect our business.

Consumer spending habits, including spending for the merchandise that we sell, are affected by, among other things, prevailing global economic conditions, inflation, levels of employment, salaries and wage rates, prevailing interest rates, housing costs, energy costs, commodities pricing, income tax rates and policies, consumer confidence and consumer perception of economic conditions. In addition, consumer purchasing patterns may be influenced by consumers’ disposable income, credit availability and debt levels. A continued or incremental slowdown in the U.S. economy, an uncertain global economic outlook or an expanded credit crisis could continue to adversely affect consumer spending habits resulting in lower net sales and profits than expected on a quarterly or annual basis. Consumer confidence is also affected by the domestic and international political situation. Our financial condition and operations could be impacted by changes in government regulations in areas including, but not limited to, taxes and healthcare. The outbreak or escalation of war, or the occurrence of terrorist acts or other hostilities in or affecting the U.S., could lead to a decrease in spending by consumers. In addition, natural disasters, industrial accidents and acts of war in various parts of the world could have the effect of disrupting supplies and raising prices globally which, in turn, may have adverse effects on the world and U.S. economies and lead to a downturn in consumer confidence and spending.

We face increased competition from other retailers that could adversely affect our business.

The retail sector is highly competitive, and retailers are constantly adjusting their promotional activity and pricing strategies in response to changing conditions. We compete on the basis of a combination of factors, including among others, price, breadth, quality and style of merchandise offered, in-store experience, level of customer service, ability to identify and respond to new and emerging fashion trends, brand image and scalability. We compete with a wide variety of large and small retailers for customers, vendors, suitable store locations and personnel. In order to increase traffic and drive consumer spending in the economic environment of the past several years, competitors, including department stores, mass merchants and specialty apparel stores, have been offering brand-name merchandise at substantial markdowns. Continuation of this trend, or the possible effect on consumer buying patterns that improving economic conditions could have, may cause consumer demand to shift from off-price retailers to other retail categories, which could have a material adverse effect on our business, financial condition and results of operations. If we are unable to continue to meet changes in the competitive environment and to positively differentiate ourselves from our competitors, our results of operations could be adversely affected. Moreover, we do not possess exclusive rights to many of the elements that comprise our product offerings. Our competitors may seek to emulate facets of our business strategy, which could result in a reduction of any competitive advantage or special appeal that we might possess. In addition, most of our products are sold to us on a non-exclusive basis. As a result, our current and future competitors may be able to duplicate or improve on some or all of our product offerings that we believe are important in differentiating our stores. If our competitors were to duplicate or improve on some or all of our in-store experience or product offerings, our competitive position and our business could suffer.

Our results also depend on the successful implementation of several additional strategic initiatives. We may not be able to implement these strategies successfully, on a timely basis, or at all.

We have recently implemented or begun to implement several strategic initiatives designed to transform our business and improve our performance. The success of our recent initiatives is subject to both the risks affecting our business generally and the inherent difficulties associated with implementing these initiatives and is largely dependent on the skills, experience, and efforts of our management and other associates. We face a number of uncertainties in connection with the successful implementation of these strategic initiatives. Accordingly, there can be no assurance that these strategic initiatives will improve our performance. Examples of the uncertainties surrounding our strategic initiatives include the following:

•	Our buying and inventory management initiatives may fail to yield the results expected;

•	Our sharpened focus on our core female customer may fail to increase sales as expected;

•	We may lose executives or other key employees with leading roles in implementing the various initiatives;

•	We may not be able to uniformly implement our in-store experience program;

•	Our investment in refreshing our store base may not yield commensurate increases in sales; and

•	The success of our new store selection in opening high-performing stores may decrease.

Fluctuations in comparable store sales and results of operations could cause our business performance to decline substantially.

Our results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Since the beginning of the fiscal year ended January 30, 2010, our quarterly comparable store sales rates have ranged from 4.0% to negative 7.1%. Our comparable store sales and results of operations are affected by a variety of factors, including:

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

If our future comparable store sales fail to meet expectations, then our cash flow and profitability could decline substantially.

Our growth strategy includes the addition of a significant number of new stores each year. We may not be able to implement this strategy successfully, on a timely basis, or at all.

Our growth largely depends on our ability to successfully open and operate new stores. We intend to continue to open new stores in future years, while refreshing a portion of our existing store base annually. The success of this strategy is dependent upon, among other things, the current retail environment, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our proposed expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion through cash flow from operations and, if necessary, by borrowings under our ABL Line of Credit; however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

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

Failure to execute our opportunistic buying and inventory management process could adversely affect our business.

We purchase the majority of our inventory opportunistically, with our buyers purchasing close to need. Establishing the “treasure hunt” nature of the off-price buying experience to drive traffic to our stores requires us to offer changing assortments of merchandise in our stores. While opportunistic buying provides our buyers the ability to buy at desirable times and prices, in the quantities we need and into market trends, it places considerable discretion in our buyers, subjecting us to risks related to the pricing, quantity, nature and timing of inventory flowing to our stores. If we are unable to provide frequent replenishment of fresh, high quality, attractively priced merchandise in our stores, it could adversely affect traffic to our stores as well as our sales and margins. We base our purchases of inventory, in part, on our sales forecasts. If our sales forecasts do not match customer demand, we may experience higher inventory levels and need to markdown excess or slow-moving inventory, leading to decreased profit margins, or we may have insufficient inventory to meet customer demand, leading to lost sales, either of which could adversely affect our financial performance. We need to purchase inventory sufficiently below conventional retail to maintain our pricing differential to regular department and specialty store prices and to attract customers and sustain our margins, which we may not achieve at various times and which could adversely affect our results.

We must also properly execute our inventory management strategies by appropriately allocating merchandise among our stores, timely and efficiently distributing inventory to stores, maintaining an appropriate mix and level of inventory in stores, appropriately changing the allocation of floor space of stores among product categories to respond to customer demand and effectively managing pricing and markdowns, and there is no assurance we will be able to do so. Failure to effectively execute our opportunistic inventory buying and inventory management strategies could adversely affect our performance and our relationship with our customers.

Failure to identify customer trends and preferences to meet customer demand could negatively impact our performance.

Because our success depends on our ability to meet customer demand, we work to follow customer trends and preferences on an ongoing basis and to buy inventory in response to those trends and preferences. However, identifying consumer trends and preferences in the diverse product lines and many markets in which we do business and successfully meeting customer demand across those lines and for those markets on a timely basis is challenging. Although our flexible business model allows us to buy close to need and in response to consumer preferences and trends and to expand and contract merchandise categories in response to consumers’ changing tastes, we may not do so successfully, which could adversely affect our results.

If we are unable to renew or replace our store leases or enter into leases for new stores on favorable terms, or if one or more of our current leases are terminated prior to the expiration of their stated term and we cannot find suitable alternate locations, our growth and profitability could be negatively impacted.

We currently lease approximately 92% of our store locations. Most of our current leases expire at various dates after five or ten-year terms, the majority of which are subject to our option to renew such leases for several additional five-year periods. Our ability to renew any expiring lease or, if such lease cannot be renewed, our ability to lease a suitable alternative location, and our ability to enter into leases for new stores on favorable terms will depend on many factors, some of which may not be within our control, such as conditions in the local real estate market, competition for desirable properties and our relationships with current and prospective landlords. If we are unable to renew existing leases or lease suitable alternative locations, or enter into leases for new stores on favorable terms, our growth and profitability may be negatively impacted.

Extreme and/or unseasonable weather conditions could have a significant adverse effect on our business, financial condition and results of operations.

Extreme weather conditions in the areas in which our stores are located could have a material adverse effect on our business, financial condition and results of operations. For example, heavy snowfall or other extreme weather conditions over a prolonged period might make it difficult for our customers or associates to travel to our stores. In addition, unforeseen public health issues, natural disasters such as hurricanes, tornados, floods, earthquakes, and other extreme weather or climate conditions or a combination of these or other factors, could severely damage or destroy one or more of our stores or facilities located in the affected areas, thereby disrupting our business operations. Any of these events or circumstances could disrupt the operations of one or more of our vendors or one or more of our stores located in the affected areas. Day-to-day operations, particularly our ability to receive products from our vendors or transport products to our stores, could be adversely affected, or we could be required to close stores. As a result, our business could be adversely affected. Our business is also susceptible to unseasonable weather conditions. For example, extended periods of unseasonably warm temperatures during the fall or winter season or cool weather during the spring or summer season could render a portion of our inventory incompatible with those unseasonable conditions. These prolonged unseasonable weather conditions could adversely affect our business, financial condition and results of operations. In addition, because a majority of our net sales historically have occurred during the five-month period from September through January, unseasonably warm weather during these months could have a disproportionately large effect on our business and materially adversely affect our financial condition and results of operations.

We do not have long-term contracts with any of our vendors and if we are unable to purchase suitable merchandise in sufficient quantities at competitive prices, we may be unable to offer a merchandise mix that is attractive to our customers and our sales may be harmed.

The products that we offer are manufactured by third party vendors. Some of our key vendors may limit the number of retail channels they use to sell their merchandise, which may, in limited cases, result in intense competition among retailers to obtain and sell these goods. In addition, nearly all of the brands of our top vendors are sold by competing retailers and some of our top vendors also have their own dedicated retail stores. Moreover, we typically buy products from our vendors on a purchase order basis. We have no long term purchase contracts with any of our vendors and, therefore, have no contractual assurances of continued supply, pricing or access to products, and any vendor could change the terms upon which they sell to us or discontinue selling to us at any time. If our relationships with our vendors are disrupted, we may not be able to acquire the merchandise we require in sufficient quantities or on terms acceptable to us. Any inability to acquire suitable merchandise would have a negative effect on our business and operating results because we would be missing products from our merchandise mix unless and until alternative supply arrangements were made, resulting in deferred or lost sales. In addition, events that adversely affect our vendors could impair our ability to obtain desired merchandise in sufficient quantities. Such events include difficulties or problems associated with our vendors’ business, finances, labor, importation of products, costs, production, insurance and reputation.

Our failure to find store employees who can effectively operate our stores could adversely affect our business.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of store employees, including store managers, who understand and appreciate our corporate culture and customers, and are able to adequately and effectively represent this culture. The store employee turnover rate in the retail industry is generally high. Excessive store employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. Moreover, improvement in general economic conditions may decrease the supply of part-time labor, which constitutes the majority of our store employee base. Our labor costs are subject to many external factors, including unemployment levels, prevailing wage rates, minimum wage laws, potential collective bargaining arrangements, health insurance costs and other insurance costs and changes in employment and labor legislation or other workplace regulation (including changes in entitlement programs such as health insurance and paid leave programs). Any increase in labor costs may adversely impact our profitability, or, if we fail to pay such higher wages, we could suffer increased employee turnover. We are also dependent upon temporary personnel to adequately staff our stores and distribution facilities, with heightened dependence during busy periods such as the holiday season and when multiple new stores are opening. There can be no assurance that we will receive adequate assistance from our temporary personnel, or that there will be sufficient sources of suitable temporary personnel to meet our demand. Any such failure to meet our staffing needs or any material increases in employee turnover rates could have a material adverse effect on our business or results of operations.

Our results may be adversely affected by fluctuations in energy prices.

Increases in energy costs may result in an increase in our transportation costs for distribution, utility costs for our stores and costs to purchase our products from suppliers, as well as reductions in the amount of disposable income available to customers and the use of automobiles, thereby reducing traffic to our stores. A sustained rise in energy costs could adversely affect consumer spending and demand for our products and increase our operating costs, both of which could have an adverse effect on our performance.

Parties with whom we do business may be subject to insolvency risks which could negatively impact our liquidity.

Many economic and other factors are outside of our control, including but not limited to commercial credit availability. These factors also affect our vendors who, in many cases depend upon commercial credit to finance their operations. If they are unable to secure commercial financing, our vendors could seek to change the terms on which they sell to us, which could negatively affect our liquidity. In addition, the inability of vendors to access liquidity, or the insolvency of vendors, could lead to their failure to deliver merchandise to us.

Although we purchase most of our inventory from vendors domestically, apparel production is located primarily overseas.

We do not own or operate any manufacturing facilities. As a result, we are dependent upon the timely receipt of quality merchandise from suppliers and vendors. Factors which affect overseas production could affect our suppliers and vendors and, in turn, our ability to obtain inventory and the price levels at which they may be obtained. Although such factors apply equally to our competitors, factors that cause an increase in merchandise costs or a decrease in supply could lead to generally lower sales and gross margins in the retail industry.

Such factors include:

•

political or labor instability in countries where suppliers are located or at foreign and domestic ports which could result in lengthy shipment delays, which if timed ahead of the Fall and Winter peak selling periods could materially and adversely affect our ability to stock inventory on a timely basis;

•	political or military conflict involving apparel producing countries, which could cause a delay in the transportation of our products to us and an increase in transportation costs;

•

heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•

disease epidemics, outbreaks and other health related concerns which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

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

During Fiscal 2012, we extended central distribution services to approximately 89% of our merchandise units through our distribution facilities. Our two primary distribution centers are currently located in Edgewater Park, New Jersey and San Bernardino, California. Most of the merchandise we purchase is shipped directly to our distribution centers, where it is prepared for shipment to the appropriate stores. The success of our stores depends on their timely receipt of merchandise. If either of our current primary distribution centers were to shut down or lose significant capacity for any reason, our operations would likely be disrupted. Although in such circumstances our stores are capable of receiving inventory directly from suppliers via drop shipment, we would incur significantly higher costs and a reduced ability to control inventory levels during the time it takes for us to reopen or replace either of our primary distribution centers.

Software used for our management information systems may become obsolete, conflict with the requirements of newer hardware and may cause disruptions in our business.

We rely on our existing management information systems, including some software programs that were developed in-house by our employees, in operating and monitoring all major aspects of our business, including sales, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems. If we fail to maintain or update such software to meet the demands of changing business requirements or if we decide to modify or change our hardware and/or operating systems and the software programs that were developed in-house are not compatible with the new hardware or operating systems, disruption to our business may result. The efficient operation of our business is dependent on our information systems. If an act of God, interference by computer hackers or another event caused our information systems to not function properly, major business disruptions could occur. In particular, we rely on our information systems to effectively manage sales, distribution, merchandise planning and allocation functions. Our disaster recovery site is located within 15 miles of our Burlington, New Jersey headquarters. If a disaster impacts either location, while it most likely would not fully incapacitate us, our operations could be, significantly affected. The failure of our information systems to perform as designed could disrupt our business and harm sales and profitability.

Unauthorized disclosure of sensitive or confidential information, whether through a breach of our computer system or otherwise, could severely hurt our business.

As part of our normal course of business we collect, process and retain sensitive and confidential information in accordance with industry standards. Despite the security measures we have in place, our facilities and systems, and those of our third party service providers may be vulnerable to security breaches, acts of vandalism and theft, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any security breach involving misappropriation, loss or other unauthorized disclosure of confidential information, including customer data and credit card information, whether by us or our vendors, could severely damage our reputation, expose us to litigation and liability risks, disrupt our operations and harm our business.

Changes in product safety laws may adversely impact our operations.

We are subject to regulations by a variety of state and federal regulatory authorities, including the Consumer Product Safety Commission. The Consumer Product Safety Improvement Act of 2008 (“CPSIA”) imposes limitations on the permissible amounts of lead and phthalates allowed in children’s products. These laws and regulations relate principally to product labeling, licensing requirements, flammability testing, and product safety particularly with respect to products used by children. In the event that we are unable to timely comply with regulatory changes, including those pursuant to the CPSIA, significant fines or penalties could result, which could adversely affect our operations.

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

Our planned advertising and marketing expenditures may not result in increased total or comparative net sales or generate sufficient levels of product awareness. Further, we may not be able to manage our advertising and marketing expenditures on a cost-effective basis. Additionally, some of our competitors may have substantially larger marketing budgets, which may provide them with a competitive advantage over us.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms and similar devices, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of theses platforms and devices could adversely impact our reputation or subject us to fines or other penalties. Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Information concerning us may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. The harm may be immediate without affording us an opportunity for redress or correction.

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

As of April 6, 2013 funds associated with Bain Capital owned approximately 95.4% of the common stock of Burlington Holdings Inc., with the remainder held by existing and former members of management. Additionally, management held options to purchase 7.5% of the outstanding shares of Parent’s common stock as of April 6, 2013. Our controlling stockholders may have an incentive to increase the value of their investment or cause us to distribute funds at the expense of our financial condition. In addition, funds associated with Bain Capital have the power to elect a majority of our board of directors and appoint new officers and management and, therefore, effectively control many major decisions regarding our operations.

For further information regarding the ownership interest of, and related party transactions involving, Bain Capital and its associated funds, please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder matters, and Item 13, Certain Relationships and Related Transactions, and Director Independence.

Circumstances limiting our ability to access capital markets could adversely affect our business or financial condition.

Changes in the credit and capital markets, including market disruptions, limited liquidity and interest rate fluctuations, may increase the cost of financing or restrict our access to this potential source of future liquidity. A decrease in the ratings that rating agencies assign to our short and long term debt may also negatively impact our access to the debt capital markets and increase our cost of borrowing. These circumstances may negatively impact our access to capital markets, which could have a materially adverse impact on our business or financial condition.

There are claims made against us from time to time that can result in litigation or regulatory proceedings which could distract management from our business activities and result in significant liability or damage to our brand image.

We face the risk of litigation and other claims against us from time to time. Litigation and other claims may arise in the ordinary course of our business and include employee claims, commercial disputes, intellectual property issues, product-oriented allegations and slip and fall claims. Often these cases raise complex factual and legal issues, which are subject to risks and uncertainties and which could require significant management time. Litigation and other claims against us could result in unexpected expenses and liability, as well as materially adversely affect our operations and our reputation.

Changes in legal and accounting rules and regulations may adversely affect our results of operations.

We are subject to numerous legal and accounting requirements. New accounting rules or regulations and varying interpretations of existing accounting rules or regulations have occurred and may occur in the future, including those related to the convergence of accounting principles generally accepted in the United States of America (GAAP) and International Financial Reporting Standards. Future changes to accounting rules or regulations and failure to comply with laws and regulations could adversely affect our operations and financial results, involve significant expense and divert management’s attention and resources from other matters, which in turn could impact our business.

Increases in the cost of employee benefits could impact the Company’s financial results and cash flow.

The Company’s expenses relating to employee health benefits are significant. Unfavorable changes in the cost of such benefits could negatively affect the Company’s financial results and cash flow. Healthcare costs have risen significantly in recent years, and recent legislative and private sector initiatives regarding healthcare reform could result in significant changes to the U.S. healthcare system. Due to the breadth and complexity of the healthcare reform legislation, the lack of implementing regulations and interpretive guidance and the phased-in nature of the implementation of the legislation, the Company is not able at this time to fully determine the impact that healthcare reform will have on the Company-sponsored medical plans.

Our substantial indebtedness requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control, and we may be unable to generate sufficient cash flow to service our debt obligations, including making payments on our outstanding notes.

As of February 2, 2013, our total indebtedness was $1,336.3 million, including $450.0 million of our senior notes and $863.1 million under our secured term loan facility (Term Loan Facility), pursuant to our term loan credit agreement (Term Loan Credit Agreement) dated as of February 24, 2011. Estimated cash required to make minimum debt service payments

(including principal and interest) for these debt obligations amounts to $92.9 million for the fiscal year ending February 1, 2014, exclusive of minimum interest payments related to the ABL Line of Credit. The ABL Line of Credit agreement has no annual minimum principal payment requirements. See “Description of Certain Indebtedness.”

Our ability to make payments on and to refinance our debt and to fund planned capital expenditures will depend on our ability to generate cash in the future, which is to some extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are unable to generate sufficient cash flow to service our debt and meet our other commitments, we will be required to adopt one or more alternatives, such as refinancing all or a portion of our debt, including the notes, selling material assets or operations or raising additional debt or equity capital. We may not be able to successfully carry out any of these actions on a timely basis, on commercially reasonable terms or at all, or be assured that these actions would be sufficient to meet our capital requirements. In addition, the terms of our existing or future debt agreements, including the ABL Line of Credit, the Term Loan Credit Agreement and the indenture governing our senior notes, may restrict us from affecting any of these alternatives.

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

The indenture governing our senior notes, the ABL Line of Credit and the Term Loan Credit Agreement impose significant operating and financial restrictions on us and our subsidiaries, which may prevent us from capitalizing on business opportunities.

The indenture governing our senior notes, the ABL Line of Credit and the Term Loan Credit Agreement contain covenants that place significant operating and financial restrictions on us. These covenants limit our ability to, among other things:

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

Our failure to comply with the restrictive covenants described above, as well as others that may be contained in the indenture governing our senior notes, the ABL Line of Credit and the Term Loan Credit Agreement, could result in an event of default, which, if not cured or waived, could result in us being required to repay these borrowings before their due date. If we are unable to refinance these borrowings or are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected.

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

As of February 2, 2013, we operated 500 stores, inclusive of an internet store, in 44 states throughout the U.S. and Puerto Rico. We own the land and/or building for 40 of our stores, lease 459 stores and operate one internet store. Store leases generally provide for fixed monthly rental payments, plus the payment, in most cases, of real estate taxes and other charges with escalation clauses. In many locations, our store leases contain formulas providing for the payment of additional rent based on sales.

We own four buildings in Burlington, New Jersey and approximately 47 acres of land on which we have constructed our 402,000 square foot corporate headquarters and distribution facility. In addition, we own approximately 50 acres of undeveloped land in Florence, New Jersey where we are planning to build a new 215,000 square foot corporate headquarters. We also own approximately 43 acres of land in Edgewater Park, New Jersey on which we have constructed a distribution center and office facility of approximately 648,000 square feet. We lease a 440,000 square foot distribution facility in San Bernardino, California and a 295,000 square foot distribution facility in Redlands, California. We also lease approximately 35,000 square feet of office space in New York City.

The following table identifies the years in which store leases, existing at February 2, 2013, expire (exclusive of distribution and corporate leased location), showing both expiring leases for which we have no renewal options available and expiring leases for which we have renewal options available. For purposes of this table, only the expiration dates of the current lease term (exclusive of any available options) are identified. Historically, we have been able to renew a large number of our expiring leases each year.

Fiscal Years Ending	Number of Leases Expiring with No Additional Renewal Options	Number of Leases Expiring with Additional Renewal Options
2013-2014	17	100
2015-2016	6	100
2017-2018	10	87
2019-2020	3	50
2021-2022	5	42
Thereafter to 2078	10	31

Total	51	410

Item 3.	Legal Proceedings

Like many retailers, we have been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No established trading market currently exists for our common stock. As of the date hereof, Parent is the only holder of record of our common stock and Parent is owned 100% by Indirect Parent. Indirect Parent is owned 100% by Ultimate Parent, of which 95.4% is owned by various funds associated with Bain Capital, as described in further detail in Item 12 hereof captioned “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.” Payment of dividends is prohibited under our credit agreements, except for certain limited circumstances. Dividends equal to $1.7 million and $297.9 million were paid in accordance with our credit agreements during Fiscal 2012 and Fiscal 2011 in conjunction with the refinancing of our debt, as further described in Note 18 to our Consolidated Financial Statements, entitled “Dividends.”

In February of 2013, Indirect Parent paid dividends of $336.0 million to Ultimate Parent, which in turn paid dividends of $336.0 million to its stockholders.

Item 6.	Selected Financial Data

The following table presents selected historical Consolidated Statements of Operations and Comprehensive Income (Loss) and Balance Sheet data for the periods presented and should only be read in conjunction with our audited Consolidated Financial Statements (and the related notes thereto) and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, each of which are included elsewhere in this Form 10-K. The historical financial data for Fiscal 2012, Fiscal 2011, Fiscal 2010, the Transition Period, Fiscal 2009 and the fiscal year ended May 31, 2008 (Fiscal 2008) have been derived from our historical audited Consolidated Financial Statements.

	(in millions)
	Twelve Months Ended 5/31/2008	Twelve Months Ended 5/30/2009	Transition Period from 5/31/09 to 1/30/2010	Twelve Months Ended 1/29/2011	Twelve Months Ended 1/28/2012		Twelve Months Ended 2/2/2013
Revenues	$3,424.0	$3,571.4	$2,479.3	$3,701.1	$3,887.5		$4,165.5

Net (Loss) Income (1)	(49.0)	(191.6)	18.7	31.0	(6.3	)(2)	25.3	(3)

	As of 5/31/08	As of 5/30/09	As of 1/30/10	As of 1/29/11	As of 1/28/12	As of 2/2/13
Balance Sheet Data

Total Assets	$2,964.5	$2,533.4	$2,394.0	$2,458.0	$2,501.1	$2,478.1

Working Capital	284.4	312.3	349.7	386.2	337.9	104.8

Long-Term Debt	1,480.2	1,438.8	1,399.2	1,358.0	1,605.5	1,335.5

Stockholder’s Equity (Deficit)	323.5	135.1	154.5	187.5	(110.9)	(80.3)

Cash Dividend Declared (Forfeited)	0.7	3.0	0.2	0.3	300.0	(0.4)

Notes:

(1)	Net (Loss) Income during Fiscal 2008, Fiscal 2009, the Transition Period and Fiscal 2010 reflect impairment charges of $25.3 million, $332.0 million, $46.8 million and $2.1 million, respectively. The impairment charges in Fiscal 2008, the Transition Period and Fiscal 2010 relate entirely to our long-lived assets while the impairment charge in Fiscal 2009 relates to both our tradenames and our long-lived assets (refer to Note 5 entitled “Intangible Assets” and Note 7 entitled “Impairment of Long-Lived Assets” to our Consolidated Financial Statements for further discussion regarding our impairment charges).
(2)	Net Loss during Fiscal 2011 reflects charges related to the loss on extinguishment of debt of $37.8 million and impairment charges of $1.7 million. The loss on extinguishment of debt is related to the refinancing of our Term Loan Facility, Senior Notes, and Senior Discount Notes (refer to Note 9 entitled “Long-Term Debt” to our Consolidated Financial Statements for further discussion).
(3)	Net Income during Fiscal 2012 reflects charges related to the loss on extinguishment of debt of $2.2 million and impairment charges of $11.5 million. The loss on extinguishment of debt is related to the First Amendment of the Term Loan Credit Agreement (refer to Note 9 entitled “Long-Term Debt” to our Consolidated Financial Statements for further discussion). The impairment charges in Fiscal 2012 and 2011 relate entirely to our long-lived assets (refer to Note 7 entitled “Impairment of Long-Lived Assets” to our Consolidated Financial Statements for further discussion regarding our impairment charges).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Overview of Fiscal 2012 Operating Results

•	We generated total revenues of $4,165.5 million.

•

Net sales for Fiscal 2012 increased $277.3 million, or 7.2%, to $4,131.4 million, primarily attributable to an increase in net sales from new stores and previously opened stores in non comparable sales periods (non comparable stores) of $197.0 million.

•	Comparable store sales increased 1.2% during the year.

•	Gross margin as a percentage of net sales increased slightly during Fiscal 2012 to 38.8% from 38.7% in Fiscal 2011.

•

Selling and administrative expenses as a percentage of net sales during Fiscal 2012 increased to 31.9% for Fiscal 2012 from 31.5% for Fiscal 2011. Total selling and administrative expenses increased $101.6 million from $1,215.3 million during Fiscal 2011 to $1,316.9 million, during Fiscal 2012, which includes $67.0 million related to the opening of 23 net new stores during Fiscal 2012 as well as stores that opened during Fiscal 2011 that did not operate for a full 52 weeks.

•	We recorded net income of $25.3 million for Fiscal 2012 compared with a net loss of $6.3 million for Fiscal 2011.

Store Openings, Closings, and Relocations

During Fiscal 2012, we opened 25 new BCF stores and closed two BCF stores. As of February 2, 2013, we operated 500 stores, inclusive of an internet store, under the names “Burlington Coat Factory” (482 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores), “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store).We continue to pursue our growth plans and invest in capital projects that meet our required financial thresholds. During the fiscal year ending February 1, 2014 (Fiscal 2013), we plan to open between 20 and 28 new stores.

Ongoing Initiatives for Fiscal 2013

We continue to focus on a number of ongoing initiatives aimed at increasing our overall profitability by improving our comparable store sales trends, increasing total sales growth and reducing expenses. These initiatives include, but are not limited to:

I.	Driving Comparable Store Sales Growth. We intend to continue to increase comparable store sales through the following initiatives:

(a)	Refining Execution of the Off-Price Model. We will continue to drive comparable sales by expanding the vendor base, testing and reacting to new trends, delivering exceptional value and flowing goods weekly to ensure freshness on the floor. We also intend to continue to use our business intelligence systems to identify sell-through rates by product, capitalize on strong performing categories, identify and buy into new fashion trends and opportunistically acquire products in the marketplace. In early 2012, we instituted a Merchant Scorecard that rates products across four key attributes— fashion, quality, brand and price—to help formalize a framework for buying decisions. Additionally, we believe many of our recent initiatives, including our allocation and markdown optimization systems, will allow us to deliver improved value to our customers, further driving comparable store sales growth.

(b)	Sharpening Focus on Our Core Female Customer. We have focused on better serving our core female customer—a brand-conscious fashion enthusiast, aged 25-49—by improving and expanding our offerings for her and by building on our strength in categories for her family, such as youth and baby, special occasions and menswear. We believe that these efforts will increase the frequency of her visits and her average spend, further improving the comparable store sales performance in women’s categories.

(c)	Continuing to Improve Our Customer Experience. We have significantly enhanced the store experience and ease of shopping at all of our stores by implementing a comprehensive program focused on offering more brands and styles and simplifying store navigation. We have accomplished this by utilizing clear way-finding signs and distinct product signage, highlighting key brands and new arrivals, improving organization of the floor space, reducing rack density, facilitating quicker checkouts and delivering better customer service. We have made particular improvements in product size visibility, queuing and fitting rooms. To ensure consistent execution of our customer experience priorities, we have improved our store associate training and reorganized and strengthened our field management organization. Our improved customer experience, in conjunction with more consistent in-store execution, has contributed to a significant increase in overall customer satisfaction scores over the last two years. We have also implemented operational audits to measure performance against clearly articulated operational standards. To date, stores that have achieved superior audit scores have generated materially higher comparable store sales.

(d)	Increasing Our e-Commerce Sales. We have been selling to our customers online for more than a decade. We plan to leverage this heritage, along with our renewed focus on e-commerce, to expand our online assortment and utilize e-commerce strategies to drive incremental traffic to our stores.

(e)	Enhancing Existing Categories and Introduce New Ones. We have opportunities to expand the depth and breadth of certain existing categories such as ladies’ apparel, children’s products and home décor, while continuing to remain the destination for coats, and maintaining the flexibility to introduce new categories such as pet related merchandise.

II.	Expanding and Enhancing Our Retail Store Base

(a)	Adhere to an Opportunistic yet Disciplined Real Estate Strategy. We have grown our store base consistently since our founding in 1972, developing more than 99% of our stores organically, rather than through acquisition. We believe there is significant opportunity to expand our retail store base in the United States. In line with recent growth, our goal is to open approximately 20 to 25 new stores annually and continue to do so for the foreseeable future.

(b)	Maintaining Focus on Unit Economics and Returns. We have adopted a prudent approach to new store openings with a specific focus on achieving attractive unit economics and returns. This focus is demonstrated by the fact that the vast majority of our existing stores have positive EBITDA for Fiscal 2012. By focusing on opening stores with attractive unit economics we are able to minimize costs associated with store relocations and closures, achieve attractive returns on capital and continue to grow Company margins. We continue to explore the potential for modified store formats to provide incremental growth.

(c)	Enhancing the Store Experience through Store Refreshes and Remodels. 64% of our stores are new or have been refreshed, remodeled or relocated since 2006. In our refreshed and remodeled stores, we have incorporated new flooring, painting, lighting and graphics, relocated our fitting rooms to maximize productive selling space and made various other improvements as appropriate by location. We continue to invest in store refreshes and remodels on a store-by-store basis where appropriate, taking into consideration the age, sales and profitability of a store, as well as the potential impact to the customer shopping experience.

III.	Enhancing Operating Margins: We intend to increase our operating margins through the following initiatives:

(a)	Improving Inventory Management. We continue to improve inventory freshness by focusing on receipt flows by month and actively managing 60 day and older inventory. In addition, we plan to continue to reduce comparable store inventories which we believe will result in faster inventory turnover and reduced markdowns.

(b)	Optimizing Logistics and Distribution. We believe executing the strategy to support more in-season and opportunistic buying as well as measured expansion of pack and hold initiatives will assist in maximizing sales and total margin dollars.

(c)	Driving Operating Leverage. We believe that we will be able to leverage our growing sales over the fixed costs of our business. In addition, we are focused on continuing to improve the efficiency of our corporate and in-store operations through better people, processes and systems.

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

Weather, however, continues to be a contributing factor to the sale of our clothing. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring. Sales of cold weather clothing are increased by early cold weather during the Fall, while sales of warm weather clothing are improved by early warm weather conditions in the Spring. Although we have diversified our product offerings, we believe traffic to our stores is still driven by weather patterns.

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

We define comparable store sales as sales of those stores, including online sales, commencing on the first day of the fiscal month one year after the end of their grand opening activities, which normally conclude within the first two months of operations. The table below depicts our comparable store sales during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

	Comparable Store Sales
Fiscal 2012	1.2	% *
Fiscal 2011	0.7%
Fiscal 2010	(0.2)%

*	During Fiscal 2012, 36 of our stores were closed for three or more days as a result of Superstorm Sandy. Given the length of time these stores were closed and the impact to their business after re-opening, we have removed these stores from our calculation of comparable stores sales for the month(s) in which the stores were closed for three or more days.

Various factors affect comparable store sales, including, but not limited to, weather conditions, current economic conditions, the timing of our releases of new merchandise and promotional events, the general retail sales environment, consumer preferences and buying trends, changes in sales mix among distribution channels, competition, and the success of marketing programs. While any and all of these factors can impact comparable store sales, we believe that the increase in comparable store sales during Fiscal 2012 and Fiscal 2011 was primarily driven by our improved merchandise content and customer experience initiatives. The progress made from these initiatives was positive even though many of our regions experienced unseasonably warm temperatures during the holiday selling period. The decrease in comparable store sales during Fiscal 2010 was primarily driven by weather conditions.

Gross Margin. Gross margin is a measure used by management to indicate whether we are selling merchandise at an appropriate gross profit. Gross margin is the difference between net sales and the cost of sales. Our cost of sales and gross margin may not be comparable to those of other entities, since some entities include all of the costs related to their buying and distribution functions in cost of sales. We include certain of these costs in the “Selling and Administrative Expenses” and “Depreciation and Amortization” line items in our Consolidated Statements of Operations and Comprehensive Income (Loss). We include in our “Cost of Sales” line item all costs of merchandise (net of purchase discounts and certain vendor allowances), inbound freight, outbound freight from distribution centers and certain merchandise acquisition costs, primarily commissions and import fees. Gross margin as a percentage of net sales increased slightly from 38.7% during Fiscal 2011 to 38.8% during Fiscal 2012.

Inventory. Inventory at February 2, 2013 decreased $2.1 million to $680.2 million at February 2, 2013 from $682.3 million at January 28, 2012. Average store inventory (defined as inventory inclusive of stores and warehouse inventory divided by the total number of stores as of the respective balance sheet date) at February 2, 2013 decreased approximately 4.9% to $1.4 million per store compared with average store inventory at January 28, 2012. These decreases were the result of a decrease in average inventory per comparable store (exclusive of new and non comparable stores and warehouse inventories) of 12.8%, partially offset by the addition of 23 net new stores opened during Fiscal 2012 and increased pack and hold inventory. The decrease in average inventory per comparable store was the result of our ongoing merchandise and supply chain initiatives.

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

We continue to manage our merchandise flow based on a receipt-to-reduction ratio. By matching forecasted levels of receipts to forecasted inventory outflows (inclusive of sales, markdowns, and inventory shrinkage) on a monthly basis, we believe we create a more normalized receipt cadence to support sales which will ultimately lead to an improved inventory turnover ratio.

Inventory turnover is a measure that indicates how efficiently inventory is bought and sold. It measures the length of time that we own our inventory. This is significant because the longer the inventory is owned, the more likely markdowns may be required to sell the inventory. Inventory turnover is calculated by dividing retail sales before sales discounts by the average retail value of the inventory for the period being measured. The inventory turnover calculation is based on a rolling 13 month average of inventory and the last 12 months’ sales. Our annualized inventory turnover rate (inclusive of stores and warehouse inventory) was 3.2 turns and 2.8 turns per year at February 2, 2013 and January 28, 2012, respectively. Our annualized comparable store inventory turnover rate (exclusive of warehouse inventory) increased to 3.6 turns per year during Fiscal 2012 compared with 3.1 turns per year during Fiscal 2011.

Store Payroll as a Percentage of Net Sales. Store payroll as a percentage of net sales measures our ability to manage our payroll in accordance with increases or decreases in net sales. The method of calculating store payroll varies across the retail industry. As a result, our store payroll as a percentage of net sales may differ from other retailers. We define store payroll as regular and overtime payroll for all store personnel as well as regional and territory personnel, exclusive of payroll charges to corporate and warehouse employees. Store payroll as a percentage of net sales was 10.2% and 10.1% during Fiscal 2012 and Fiscal 2011, respectively.

Liquidity. Liquidity measures our ability to generate cash. Management measures liquidity through cash flow and working capital position. Cash flow is the measure of cash generated from operating, financing, and investing activities. We experienced an increase in cash flow of $7.7 million during Fiscal 2012, increasing our cash and cash equivalents to $43.3 million as of February 2, 2013. This increase was primarily due to cash provided by operations as a result of the continued improvement of our core operations as well as our working capital management strategy. The cash provided by operations was partially offset by cash used in investing and financing activities. Cash used in investing activities was primarily related to capital expenditures as we continue to grow our store base and invest in capital projects in our distribution centers and corporate offices. Cash used in financing activities was primarily related to repayments, net of borrowings, of $190.0 million on our ABL Line of Credit compared with $21.4 million of borrowings, net of repayments, in the prior year.

Changes in working capital also impact our cash flows. Working capital equals current assets (exclusive of restricted cash and cash equivalents) minus current liabilities. Working capital at February 2, 2013 was $104.8 million compared with $337.9 million at January 28, 2012. The decrease in working capital from January 28, 2012 is primarily attributable to increased accounts payable balances at February 2, 2013, related to our working capital management strategy whereby we accelerated payments in Fiscal 2011 that did not repeat in Fiscal 2012.

Results of Operations

The following tables set forth certain items in our Consolidated Statements of Operations and Comprehensive Income (Loss) as a percentage of net sales for Fiscal 2012 and Fiscal 2011. Financial information for Fiscal 2012 and Fiscal 2011 was derived from audited financial statements.

	Fiscal Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011

REVENUES:
Net Sales	100.0%	100.0%	100.0%
Other Revenue	0.8	0.9	0.9

Total Revenue	100.8	100.9	100.9

COSTS AND EXPENSES:
Cost of Sales	61.2	61.3	61.4
Selling and Administrative Expenses	31.9	31.5	31.5
Restructuring and Separation Costs	0.1	0.2	0.1
Depreciation and Amortization	4.0	4.0	4.0
Impairment Charges – Long-Lived Assets	0.3	0.1	0.1
Other Income, Net	(0.2)	(0.3)	(0.3)
Loss on Extinguishment of Debt	0.1	1.0	—
Interest Expense (Inclusive of Gain (Loss) on Interest Rate Cap Agreements)	2.8	3.4	2.7

Total Costs and Expenses	100.2	101.2	99.5

Income (Loss) Before Income Tax Expense (Benefit)	0.6	(0.3)	1.4
Income Tax Expense (Benefit)	0.1	(0.1)	0.6

Net Income (Loss)	0.5%	(0.2)%	0.8%

Performance for Fiscal Year (53 weeks) Ended February 2, 2013 Compared with Fiscal Year (52 weeks) Ended January 28, 2012

Net Sales

We experienced an increase in net sales for Fiscal 2012 compared with Fiscal 2011. Consolidated net sales increased $277.3 million, or 7.2%, to $4,131.4 million for Fiscal 2012 from $3,854.1 million for Fiscal 2011. This increase was primarily attributable to

•	an increase in net sales of $115.0 million related to 25 new stores opened during Fiscal 2012,

•	an increase in net sales of $82.0 million related to our non comparable stores,

•	a $54.3 million increase in net sales as a result of the 53rd week of Fiscal 2012, and

•	a comparable store sales increase of $44.9 million, or 1.2%; partially offset by

•	a $13.9 million decrease related to barter sales that occurred in the prior year which did not repeat, and

•	a decrease in net sales of $5.0 million from two stores closed since January 28, 2012 and other sales adjustments.

We believe that the comparable store sales increase was primarily due to our improved merchandise content and customer experience initiatives. We believe the progress made from these initiatives was negatively impacted by the direct and indirect effects of Superstorm Sandy as well as the unseasonably warm temperatures many of our regions experienced during the fall season and the holiday selling period.

Other Revenue

Other revenue (consisting of rental income from leased departments, subleased rental income, layaway, alterations, other service charges, and miscellaneous revenue items) increased $0.7 million to $34.1 million for Fiscal 2012 compared with $33.4 million for Fiscal 2011. This increase was primarily related to a $1.1 million increase in rental income from leased departments.

Cost of Sales

Cost of sales increased $166.6 million, or 7.0%, for Fiscal 2012 compared with Fiscal 2011. Cost of sales as a percentage of net sales improved slightly to 61.2% during Fiscal 2012 compared with 61.3% during Fiscal 2011. The dollar increase of $166.6 million in cost of sales between Fiscal 2012 and Fiscal 2011 was related to the increase in our net sales during the same periods. The improvement in our cost of sales as a percentage of net sales was primarily the result of reductions in markdown and shrinkage expense partially offset by planned reductions in initial margins.

Selling and Administrative Expenses

Selling and administrative expenses increased $101.6 million, or 8.4%, to $1,316.9 million for Fiscal 2012 from $1,215.3 million for Fiscal 2011. $67.0 million of the increases in selling and administrative expenses is related to 23 net new stores opened during Fiscal 2012 and stores opened during Fiscal 2011 that did not operate for a full 52 weeks. The 53rd week of Fiscal 2012 resulted in an increase of $22.2 million of selling and administrative expenses. As a percentage of net sales, selling and administration expenses increased to 31.9% during 2012 compared with 31.5% in the prior year, primarily driven by planned incremental buying, store occupancy and logistics costs, as part of our ongoing investments to drive sales, partially offset by reduced corporate and selling costs. Details of the increase in selling and administrative expenses are summarized in the table below.

	(in thousands)
	Fiscal Years Ended
	February 2, 2013	January 28, 2012	$ Variance	% Change
Payroll and Payroll Related	$603,085	$554,823	$48,262	8.7%
Occupancy	418,357	387,028	31,329	8.1
Other Expenses	153,287	145,507	7,780	5.3
Benefit Costs	26,368	19,844	6,524	32.9
Advertising	83,526	77,595	5,931	7.6
Business Insurance	32,234	30,504	1,730	5.7

Selling & Administrative Expenses	$1,316,857	$1,215,301	$101,556	8.4%

The increase in payroll and payroll related costs of approximately $48.3 million was primarily related to the following:

•	a $26.8 million increase related to the addition of 23 net new stores as well as stores that opened during Fiscal 2011 that did not operate for a full 52 weeks,

•	a $14.5 million increase in payroll primarily driven by the incremental investments in our buying and logistics teams, and

•	a $10.6 million increase in payroll and payroll related expenses related to the 53rd week of Fiscal 2012, partially offset by,

•	a $2.7 million decrease in bonus expense,

•

a $2.4 million decrease in stock compensation expense related to an adjustment that increased stock compensation expense in Fiscal 2011 as a result of a decrease in the forfeiture rate that did not repeat in Fiscal 2012, and

•	a $2.1 million decrease in relocation expense.

The increase in occupancy related costs of $31.3 million in Fiscal 2012 as compared with Fiscal 2011 was primarily related to new stores and stores that opened during Fiscal 2011 that did not operate for a full 52 weeks. These stores accounted for $28.8 million of the total increase as well as $8.3 million of expenses related to the 53rd week of Fiscal 2012. These increases were partially offset by a decrease in utility expense of $3.4 million as a result of our ongoing initiatives around cost reductions.

The increase in other selling and administrative expenses of $7.8 million during Fiscal 2012 compared with Fiscal 2011 was due to the following:

•	an increase of $3.9 million of professional fees related to the First Amendment of the Term Loan Facility,

•	a $4.2 million increase related to the addition of 23 net new stores as well as stores that opened during Fiscal 2011 that did not operate for the full 52 weeks, and

•	a $3.2 million increase in temporary help related to incremental investments in supply chain to improve support of our opportunistic buying model, partially offset by

•	a decrease in credit card fees of $3.8 million as a result of federal legislation enacted that reduced transaction fees incurred by the Company.

The increase in benefit costs of $6.5 million during Fiscal 2012 compared with Fiscal 2011 was primarily the result of increased health insurance claims of $5.1 million due to increased participation and improved benefits.

The increase in advertising expense of $5.9 million during Fiscal 2012 compared with Fiscal 2011 was primarily related to a $6.5 million increase related to new stores and stores that opened during Fiscal 2011 that did not operate for the full 52 weeks.

The increase in business insurance costs of $1.7 million in Fiscal 2012 compared with Fiscal 2011 was the result of increased claims experience during Fiscal 2012. During Fiscal 2012, we experienced an increase in the cost of workers’ compensation claims and an increase in the number of general liability claims, each of which we believe was a result of the economic environment.

Restructuring and Separation Costs

As part of our ongoing effort to ensure that our resources are in line with our business objectives, we regularly review all areas of the business to identify efficiency opportunities to enhance our performance. During Fiscal 2012, we effected a reorganization of certain positions within our corporate offices in an effort to improve workflow efficiencies and realign certain responsibilities. As a result of these reorganizational efforts, we incurred a charge of $3.0 million during Fiscal 2012 compared with a $7.4 million charge in Fiscal 2011.

Depreciation and Amortization

Depreciation and amortization expense related to the depreciation of fixed assets and the amortization of favorable and unfavorable leases amounted to $166.8 million for Fiscal 2012 compared with $153.1 million for Fiscal 2011. The increase in depreciation and amortization expense was primarily driven by depreciation expense related to 23 net new stores opened during Fiscal 2012, a $3.0 million increase related to the 53rd week of Fiscal 2012, as well as various capital expenditures.

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $11.5 million and $1.7 million during Fiscal 2012 and Fiscal 2011, respectively. During Fiscal 2012, we recorded impairment charges related to 19 stores as a result of the decline in the operating performance of those stores. We impaired seven stores during Fiscal 2011 (refer to Note 7 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $1.8 million to $8.1 million during Fiscal 2012 compared with Fiscal 2011. The decrease in other income during Fiscal 2012 compared with Fiscal 2011 was primarily related to a decrease in breakage income of $1.6 million (refer to Note 1 to our Consolidated Financial Statements entitled “Summary of Significant Accounting Policies” for further discussion).

Loss on Extinguishment of Debt

On February 24, 2011 (Fiscal 2011), we completed the refinancing of our $900 million Senior Secured Term Loan (Previous Term Loan Facility), 11.1% Senior Notes (Previous Senior Notes), and 14.5% Senior Discount Notes (Previous Senior Discount Notes). As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were repurchased. These debt instruments were replaced when BCFWC completed the sale of $450 million aggregate principal amount of 10% Senior Notes due 2019 (Notes) at an issue price of 100%. The Previous Term Loan Facility with a carrying value of $777.6 million at February 24, 2011 was replaced with the Term Loan Facility under which we borrowed net proceeds of $990.0 million. Borrowings on our $600 million Available Business Line Senior Secured Revolving Facility (ABL Line of Credit) related to these refinancing transactions were $101.6 million. In connection with the offering of the Notes and the refinancing of the Term Loan Facility, the Company declared a dividend of approximately $300.0 million, in the aggregate, on a pro rata basis to the equity holders of Parent.

On May 16, 2012, we entered into the First Amendment to the credit agreement governing our Term Loan Credit Agreement in order to, among other things, reduce the applicable margin on the interest rates applicable to our Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the Term B Loans with the Term B-1 Loans. We offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the First Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment.

In accordance with ASC Topic No. 470, “Debt – Modifications and Extinguishments” (Topic No. 470), the Term Loan Facility transactions noted above were determined to be extinguishments of the existing debt and an issuance of new debt. As a result, during Fiscal 2012 and Fiscal 2011 we recorded losses on extinguishment of debt in the amounts of $2.2 million and $37.8 million, respectively, which were recorded in the line item “Loss on Extinguishment of Debt” in our Consolidated Statement of Operations and Comprehensive Loss. During Fiscal 2012 the loss on extinguishment of debt was a non-cash write off of deferred debt charges and a portion of the previous original issue discount related to the First Amendment. Of the $37.8 million loss on the extinguishment of debt in Fiscal 2011, $21.4 million represented early call premiums that we paid to the holders of our Previous Senior Notes and Previous Senior Discount Notes. The remaining $16.4 million represented the non-cash write off of deferred financing fees related to the extinguished debt facilities.

Interest Expense

Interest expense was $113.9 million during Fiscal 2012 compared with $129.1 million during Fiscal 2011. The $15.2 million decrease in interest expense was primarily related to the following:

•	a $6.1 million reduction in amortization of deferred financing fees resulting from the February 2011 and May 2012 Term Loan Facility refinancings,

•	a $5.3 million decrease related to lower average borrowing and lower interest rates on our Term Loan Facility and our ABL Line of Credit,

•	a $3.1 million decrease related to an adjustment of our interest rate cap agreements to fair value, and

•	a $1.0 million decrease in our commitment fees due to a lower rate on the unused portion of the ABL Line of Credit as a result of the September 2011 amendment.

Our average interest rates and average balances related to our Term Loan Facility and our ABL Line of Credit for Fiscal 2012 and Fiscal 2011 are summarized in the table below:

	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Average Interest Rate – ABL Line of Credit	2.1%	3.3%
Average Interest Rate – Term Loan	5.7%	6.2%
Average Balance – ABL Line of Credit	$34.5 million	$79.2 million
Average Balance – Term Loan	$945.3 million	$974.4 million

Income Tax Expense (Benefit)

The income tax expense was $3.9 million for Fiscal 2012 compared with an income tax benefit of $4.1 million for Fiscal 2011. The effective tax rate was 13.3% related to the pre-tax income of $29.2 million for Fiscal 2012, and the effective tax rate was 39.8% related to pre-tax loss of $10.4 million for Fiscal 2011. The decrease in the effective tax rate for Fiscal 2012 was primarily due to an increased benefit from the recognition of tax credits and the reversal of uncertain tax positions. Refer to Note 14 to our Consolidated Financial Statements entitled “Income Taxes” for further discussion.

Net Income (Loss)

Net income amounted to $25.3 million for Fiscal 2012 compared with a net loss of $6.3 million during Fiscal 2011. The increase in our operating results of $31.6 million was primarily driven by the impact of a $37.8 million loss on extinguishment of debt that occurred during Fiscal 2011 related to our debt refinancing transactions, compared to a loss on extinguishment of debt of $2.2 million during Fiscal 2012 as well as a decrease in interest expense, partially offset by the $9.8 million increase in impairment expense.

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

The increase in other selling and administrative expenses of $4.1 during Fiscal 2011 compared with Fiscal 2010 was primarily due to a $3.8 million increase in temporary help related to incremental investments in supply chain to improve support of our opportunistic buying model, a $3.0 million increase in our litigation expense as a result of additional legal reserves and settlements during Fiscal 2011 and a $3.3 million increase in travel and training expenses. These increases were partially offset by a $6.3 million decrease in our legal expense primarily related to fees incurred as part of our aborted debt refinancing in the Fall of Fiscal 2010. Refer to previous discussions describing our successful debt refinancing in February 2011 under section “Debt Refinancing and Dividend” and later in Note 9 to our Consolidated Financial Statements entitled “Long-Term Debt.”

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

Impairment Charges – Long-Lived Assets

Impairment charges related to long-lived assets were $1.7 million and $2.1 million during Fiscal 2011 and Fiscal 2010, respectively. During Fiscal 2011, we recorded impairment charges related to seven stores as a result of the decline in the operating performance of those stores. We impaired nine stores during Fiscal 2010 (refer to Note 7 to our Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

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

Other Income, net

Other income, net (consisting of investment income, gains and losses on disposition of assets, breakage income and other miscellaneous items) decreased $1.4 million to $9.9 million during Fiscal 2011 compared with Fiscal 2010. The decrease in other income during Fiscal 2011 compared with Fiscal 2010 was primarily related to the following:

•	A decrease in miscellaneous income of $1.5 million,

•	a decrease of $1.5 million related to insurance recoveries in Fiscal 2010, partially offset by;

•	an increase in breakage income of $1.4 million (refer to Note 1 to our Consolidated Financial Statements entitled “Summary of Significant Accounting Policies” for further discussion).

Loss on Extinguishment of Debt

As discussed in more detail in Note 9 to our Consolidated Financial Statements entitled “Long Term Debt,” on February 24, 2011 we completed the refinancing of our Previous Term Loan, Previous Senior Notes, and Previous Senior Discount Notes. As a result of these transactions, the Previous Senior Notes and Previous Senior Discount Notes, with carrying values at February 24, 2011 of $302.0 million and $99.3 million, respectively, were replaced with a $450.0 million aggregated principal amount of 10% Senior Notes due 2019 at an issue price of 100%. Additionally, the Previous Term Loan with a carrying value of $777.6 million at February 24, 2011 was replaced with a $1,000.0 million New Term Loan Facility. Borrowings on the ABL Line of Credit related to the refinancing transactions were $101.6 million. In connection with the offering of the Notes and the refinancing of the Term Loan facility, the Company declared a dividend of approximately $300.0 million, in the aggregate, on a pro rata basis to the equity holders of Parent.

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

Income Tax (Benefit) Expense

The income tax benefit was $4.1 million for Fiscal 2011 compared with an income tax expense of $22.1 million for Fiscal 2010. The effective tax rate was 39.8% related to the pre-tax loss of $10.4 million for Fiscal 2011, and the effective tax rate was 41.7% related to pre-tax income of $53.1 million for Fiscal 2010. The decrease in the effective tax rate for Fiscal 2011 was primarily due to an increased benefit from the recognition of tax credits and the reversal of uncertain tax positions, offset by changes in the valuation allowance, foreign taxes related to Puerto Rico and the impact of changes in tax laws. The Fiscal 2010 tax rate reflects pre-tax income impacted by state income taxes. Refer to Note 14 to our Consolidated Financial Statements entitled “Income Taxes” for further discussion.

Net (Loss) Income

Net loss amounted to $6.3 million for Fiscal 2011 compared with net income of $31.0 during Fiscal 2010. The decrease in our operating results of $37.3 million was primarily driven by our debt refinancing in February 2011 which resulted in a $37.8 million loss on extinguishment of debt as well as increased interest expense, partially offset by increased sales.

Liquidity and Capital Resources

We fund inventory expenditures during normal and peak periods through cash flows from operating activities, available cash, and our ABL Line of Credit. Liquidity may be affected by the terms we are able to obtain from vendors and their factors. Our working capital needs follow a seasonal pattern, peaking each October and November when inventory is received for the Fall selling season. Our largest source of operating cash flows is cash collections from our customers. In general, our primary uses of cash are providing for the purchase of inventory, the payment of operating expenses, debt servicing, and opening of new stores and remodeling of existing stores. As of February 2, 2013, we had unused availability on our ABL Line of Credit of $422.7 million. The maximum borrowing during Fiscal 2012 was $213.7 million. Average borrowings during Fiscal 2012 amounted to $34.5 million.

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

We closely monitor our net sales, gross margin, expenses and working capital. We have performed scenario planning such that if our net sales decline, we have identified variable costs that could be reduced to partially mitigate the impact of these declines and maintain compliance with our debt covenants. We believe that cash generated from operations, along with our existing cash and our ABL Line of

Credit, will be sufficient to fund our expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that we would be able to offset declines in our comparable store sales with savings initiatives in the event that the economy declines.

As discussed in Note 9 to the our Consolidated Financial Statements entitled “Long Term Debt,” on May 16, 2012, the Company entered into Amendment No. 1 (First Amendment) to the Term Loan Credit Agreement, which, among other things, reduces the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term loan B loans (Term B Loans) with a like aggregate principal amount of term B-1 loans (Term B-1 Loans). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the First Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment.

Our Term Loan Credit Agreement contains financial, affirmative and negative covenants and requires that we, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan Facility, for the trailing twelve months most recently ended, and such ratio may not exceed 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan Facility, for the trailing twelve months most recently ended, and such ratio must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter.

Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our Term Loan Facility, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net income (loss), (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio and the consolidated interest coverage ratio. We present Adjusted EBITDA because we believe it is a useful supplemental measure in evaluating the performance of our business and provides greater transparency into our results of operations. Adjusted EBITDA provides management, including our chief operating decision maker, with helpful information with respect to our operations such as our ability to meet our future debt service, fund our capital expenditures and working capital requirements, and comply with various covenants in each indenture governing our outstanding notes and the credit agreements governing our senior secured credit facilities which are material to our financial condition and financial statements. As of February 2, 2013, we were in compliance with all of our covenants under our Term Loan Facility.

Given the importance Adjusted EBITDA has on our operations, achievement at a predetermined threshold Adjusted EBITDA level (which was not met for Fiscal 2012) is required for the payment of incentive awards to our corporate employees under our Management Incentive Bonus Plan (Bonus Plan) for Fiscal 2012. The Bonus Plan is more fully described under the caption “Annual Incentive Awards” in Item 11, Executive Compensation.

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

Adjusted EBITDA for Fiscal 2012 increased $2.1 million, or 0.6%, to $352.1 million from $350.0 million for Fiscal 2011. This improvement in Adjusted EBITDA was primarily the result of increased net sales.

Adjusted EBITDA for Fiscal 2011 increased $11.9 million, or 3.5%, to $350.0 million from $338.1 million for Fiscal 2010. This improvement in Adjusted EBITDA was primarily the result of increased net sales.

The following table shows our calculation of Adjusted EBITDA for Fiscal 2012, Fiscal 2011 and Fiscal 2010, each of which were derived from audited financial information.

	(in thousands)
	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net Income (Loss)	$25,301	$(6,272)	$30,998
Interest Expense	113,927	129,121	99,309
Income Tax Expense (Benefit)	3,864	(4,148)	22,130
Depreciation and Amortization	166,786	153,070	146,759
Impairment Charges - Long-Lived Assets	11,539	1,735	2,080
Interest Income	(141)	(82)	(384)
Non Cash Straight-Line Rent Expense (a)	7,266	9,211	10,639
Advisory Fees (b)	4,291	4,285	4,289
Stock Compensation Expense (c)	2,748	5,797	2,230
Gain on Investment in Money Market Fund (d)	—	—	(240)
Amortization of Purchased Lease Rights (e)	1,033	901	857
Severance (f)	2,999	7,438	81
Franchise Taxes (g)	1,246	1,498	1,172
Insurance Reserve (h)	—	—	3,916
Advertising Expense Related to Barter Transactions (i)	3,776	4,864	2,644
Loss on Disposal of Fixed Assets (j)	3,354	2,673	1,740
Change in Fiscal Year End Costs (k)	—	—	587
Litigation Reserve (l)	(2,317)	2,618	4,923
Transfer Tax (m)	—	(20)	1,358
Refinancing Fees (n)	4,175	(473)	3,040
Loss on Extinguishment of Debt (o)	2,222	37,764	—

Adjusted EBITDA	$352,069	$349,980	$338,128

Reconciliation of Adjusted EBITDA to Net Cash Provided by Operating Activities:
Adjusted EBITDA	$352,069	$349,980	$338,128
Interest Expense	(113,927)	(129,121)	(99,309)
Changes in Operating Assets and Liabilities	229,428	37,311	(27,405)
Other Items, Net	(15,061)	(8,187)	(2,710)

Net Cash Provided by Operating Activities	$452,509	$249,983	$208,704

Net Cash Used in Investing Activities	$(165,816)	$(158,773)	$(159,962)

Net Cash (Used in) Provided by Financing Activities	$(279,021)	$(85,760)	$(43,278)

During Fiscal 2012, with approval from the administrative agents for the Term Loan Facility and ABL Line of Credit, we changed the components comprising Adjusted EBITDA such that charges associated with the change in insurance reserves are no longer added back to consolidated net income (loss) when calculating Adjusted EBITDA. This change affects Adjusted EBITDA for Fiscal 2012 and future years. For Fiscal 2011, this change would not have impacted our Adjusted EBITDA. For Fiscal 2010, this change would have resulted in a decrease in Adjusted EBITDA of $3.9 million.

In accordance with the credit agreements governing the Term Loan Facility and ABL Line of Credit, the Company made the following EBITDA adjustments related to unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agents for the period.

(a)	Represents the difference between the actual base rent paid in cash and rent expense calculated in accordance with GAAP (on a straight line basis).

(b)	Represents the annual advisory fee of Bain Capital.

(c)	Represents non-cash expenses recorded under ASC No. 718 “Stock Compensation.”

(d)	Represents the gain on our investment in the Reserve Primary Fund (Fund), related to recoveries in the fair value of the underlying securities held by the Fund.

(e)	Represents amortization of purchased lease rights which are recorded in rent expense within our selling and administrative line items.

(f)	Represents a severance charge resulting from a reorganization of certain positions within our stores and corporate offices in Fiscal 2012 and Fiscal 2011 and a reduction of our workforce during Fiscal 2010.

(g)	Represents franchise taxes paid based on our equity.

(h)	Represents the non-cash change in reserves based on estimated general liability, workers compensation and health insurance claims.

(i)	Represents non-cash advertising expense based on the usage of barter advertising credits obtained as part of a non-cash exchange of inventory.

(j)	Represents the gross non-cash loss recorded on the disposal of certain assets in the ordinary course of business.

(k)	Represents costs incurred in conjunction with changing our fiscal year end from the Saturday closest to May 31 to the Saturday closest to January 31 commencing with the 35 weeks ended January 30, 2010.

(l)	Represents charges incurred in conjunction with a non-recurring litigation reserve.

(m)	Represents one-time transfer taxes incurred on certain leased properties.

(n)	Represents professional fees associated with the May 2012 and the February 2011 debt refinancing.

(o)	Represents charges incurred in accordance with Topic No. 470, as a result of the May 2012 and February 2011 debt refinancings.

Cash Flows

Cash Flows for Fiscal 2012 Compared with Fiscal 2011

We generated $7.7 million of cash flow for Fiscal 2012 and $5.5 million for Fiscal 2011. Net cash provided by operating activities amounted to $452.5 million and $250.0 million for Fiscal 2012 and Fiscal 2011, respectively. The increase in net cash provided by operating activities was primarily the result of our working capital management strategy employed at the end of Fiscal 2011 which accelerated accounts payable payments of $152.9 million that did not repeat during Fiscal 2012. Also contributing to the increase in net cash provided by operating activities was the $31.6 million increase in net income during Fiscal 2012.

Net cash used in investing activities increased $7.0 million to $165.8 million during Fiscal 2012 from $158.8 million during Fiscal 2011. This increase was primarily related to additional capital expenditures primarily related to new stores opened during Fiscal 2012.

Net cash used in financing activities increased $193.3 million during Fiscal 2012 compared with Fiscal 2011. This increase was primarily related to repayments on our ABL Line of Credit, net of borrowings of $190.0 million compared with $21.4 million of borrowings net of repayments in Fiscal 2011. This increase was partially offset by $17.3 million of lower Fiscal 2012 cash outflows on our Term Loan Facility compared with Fiscal 2011, (taking into account optional pre-payments) resulting from the May 2012 and February 2011 debt refinancings.

Cash flow and working capital levels assist management in measuring our ability to meet our cash requirements. Working capital measures our current financial position. Working capital is defined as current assets (exclusive of restricted cash) less current liabilities. Working capital as of February 2, 2013 was $104.8 million compared with $337.9 million as January 28, 2012. The decrease in working capital from January 28, 2012 was primarily the result of increased accounts payable as of February 2, 2013 compared with January 28, 2012 as a result of our working capital management strategy at the end of Fiscal 2011.

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

Net cash used in investing activities decreased $1.2 million to $158.8 million during Fiscal 2011 from $160.0 million during Fiscal 2010. This decrease was primarily the result of $23.1 million less cash being designated as restricted during Fiscal 2011 compared with $27.8 million classified as restricted cash related to the establishment of collateral for self-insurance in lieu of a letter of credit for certain insurance contracts during Fiscal 2010. This decrease was partially offset by $21.3 million of additional capital expenditures primarily related to new stores opened during Fiscal 2011.

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

Operational Growth

During Fiscal 2012, we opened 25 new BCF stores, and closed two BCF stores. As of February 2, 2013, we operated 500 stores, inclusive of an internet store, under the names “Burlington Coat Factory” (482 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two store), “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (one store).

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

Debt

Holdings and each of our current wholly owned subsidiaries have fully, jointly, severally and unconditionally and irrevocably guaranteed BCFWC’s obligations pursuant to the $600 million ABL Line of Credit, $1,000 million Term Loan Facility and the $450 million of Notes due in 2019. As of February 2, 2013, we were in compliance with all of our debt covenants. Significant changes in our debt consist of the following:

$1 Billion Senior Secured Term Loan Facility

As discussed in Note 9 to our Consolidated Financial Statements entitled “Long Term Debt”, on May 16, 2012, we entered into the First Amendment to the Term Loan Credit Agreement, which, among other things, reduces the applicable margin on the interest rates applicable to our Term Loan Facility by 50 basis points. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the Amendment. As a result of this transaction, mandatory quarterly payments of $2.4 million were payable as of the last day of each quarter beginning with the quarter ended July 28, 2012. Based on our available cash flow for Fiscal 2011, we made a payment of $7.0 million in April 2012. We elected to make prepayments of $9.5 million in May 2012 and $70.0 million in January 2013, all of which offset the mandatory quarterly payments through the maturity date.

The Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFW, among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares our total debt to Adjusted EBITDA, as each term is defined in the credit agreement governing the Term Loan Facility, for the trailing twelve months most recently ended and such ratios may not exceed 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter.

The consolidated interest coverage ratio compares our consolidated interest expense to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months most recently ended, and such ratios must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the credit agreement governing our Term Loan Facility, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the (benefit) provision for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period.

The interest rates for the Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate as determined by the Term Loan Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.50% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin. The interest rate on the Term Loan Facility was 5.5% as of February 2, 2013.

In addition, the Term Loan Facility provides for an uncommitted incremental term loan facility of up to $150.0 million that is available subject to the satisfaction of certain conditions. The Term Loan Facility has a six year maturity, except that term loans made in connection with the incremental term loan facility or extended in connection with the extension mechanics of the Term Loan Facility have the maturity dates set forth in the amendments applicable to such term loans.

In accordance with Topic No. 470, we recorded a non-cash loss of $2.2 million on the partial extinguishment of debt which was recorded in the line item “Loss on Extinguishment of Debt” in our Consolidated Statements of Operations and Comprehensive Loss (Income).

ABL Line of Credit

During Fiscal 2012 and Fiscal 2011 we repaid $190.0 million, net of borrowings compared with borrowings, net of repayments of $21.4 million, respectively, on our ABL Line of Credit. We had no outstanding borrowings on our ABL Line of Credit as of February 2, 2013 and $190.0 million outstanding as of January 28, 2012. As of February 2, 2013 and January 28, 2012, we had unused availability of $422.7 million and $242.6 million, respectively.

Capital Expenditures

We incurred capital expenditures of $133.9 million, net of $33.4 million of landlord allowances, during Fiscal 2012. These capital expenditures include $82.8 million (net of the $33.4 million of landlord allowances) for store expenditures, $5.1 million for upgrades of distribution facilities, and $46.0 million for IT software and other capital expenditures.

For Fiscal 2013, we estimate that we will spend between $150 million and $160 million, net of the benefit of landlord allowances of approximately $32 million, for store openings, improvements to distribution facilities, information technology upgrades, and other capital expenditures. Of the total planned expenditures, approximately $75 million, net of the benefit of $32 million of landlord allowances, is currently expected for expenditures related to new stores, relocations and other store requirements. Capital of approximately $28 million is expected to support information technology and the remaining capital is currently expected to support continued distribution facility enhancements and other initiatives, inclusive of the construction of our new corporate headquarters. As part of our growth strategy, we plan to open between 20 and 28 new BCF stores and remodel/expand approximately three BCF stores during Fiscal 2013.

Dividends

Payment of dividends is prohibited under our credit agreements except in limited circumstances. Dividends equal to $1.7 million, $297.9 million and $0.3 million were paid during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. During Fiscal 2011, in connection with the offering of the Notes and the refinancing of the Term Loan Facility, a cash dividend of approximately $300.0 million, in the aggregate, was declared payable to the equity holders of Parent on a pro rata basis. The dividend was approved by the Parent’s Board of Directors in February 2011 and $297.9 million of the dividend declared was paid in Fiscal 2011. Of the remaining $2.1 million, $1.7 million was paid during Fiscal 2012 and the remaining $0.4 million was forfeited and reverted back to the Company as a result of certain members of management forfeiting their shares before they became fully vested. Dividend payments during Fiscal 2010 were paid to Holdings in order to repurchase capital stock of the Parent from executives who left our employment.

Certain Information Concerning Contractual Obligations

The following table sets forth certain information regarding our obligations to make future payments under current contracts as of February 2, 2013:

	Payments Due By Period (in thousands)
	Total	Less Than 1 Year	2-3 Years	4-5 Years	Thereafter

Long-Term Debt Obligations (1)	$1,321,040	$—	$—	$871,040	$450,000
Interest on Long-Term Debt (2)	495,311	95,025	190,050	142,736	67,500
Capital Lease Obligations (3)	39,314	2,733	5,392	6,096	25,093
Operating Lease Obligations (4)	1,537	220	421	896	—
Related Party Fees (5)	12,830	4,000	8,000	830	—
Purchase Obligations (6)	577,567	554,802	22,705	60	—
Other (7)	781	781	—	—	—

Total	$2,448,380	$657,561	$226,568	$1,021,658	$542,593

Notes:

(1)	Excludes interest on Long Term Debt and the ABL Line of Credit as of February 2, 2013.
(2)	The interest rate related to the Term Loan Facility was 5.5% as of February 2, 2013. The ABL Line of Credit agreement has no annual minimum principal payment requirements, and therefore principal and interest payments are excluded from the table above. Based on the ABL Line of Credit balance outstanding at February 2, 2013, commitment fees of $2.1 million would be due each year through the maturity date.
(3)	Capital Lease Obligations include future interest payments.
(4)	Represents minimum rent payments for operating leases under the current terms.
(5)	Represent fees to be paid to Bain Capital under the terms of our advisory agreement with them (refer to Note 17 to our Consolidated Financial Statements entitled “Related Party Transactions” for further detail).
(6)	Represents commitments to purchase goods or services that have not been received as of February 2, 2013.
(7)	Represents severance agreements with former employees.

Our agreements with each of three former employees (including our former President and Chief Executive Officer) to pay their beneficiaries $1.0 million upon their deaths for a total of $3.0 million which is not reflected in the table above because the timing of the payments is unpredictable.

The table above excludes ASC Topic No. 740 “Income Taxes” (Topic No. 740) liabilities which represent uncertain tax positions related to temporary differences. The total Topic No. 740 liability was $16.9 million exclusive of $10.4 million of interest and penalties included in our total Topic No. 740 liability neither of which is presented in the table above as we are not certain if and when these payments would be required.

The table above excludes our irrevocable letters of credit guaranteeing payment and performance under certain leases, insurance contracts, debt agreements and utility agreements in the amount of $35.3 million as of February 2, 2013 (refer to Note 16 to our Consolidated Financial Statements entitled “Commitments and Contingencies” for further discussion).

The table above also excludes restricted payments expected to be paid by us to the Issuers of the 2018 Notes. As a result of the Issuers offering of the 2018 Notes, we expect to make restricted payments of $31.5 million annually (beginning in Fiscal 2013 through Fiscal 2017 and an additional $15.8 million in Fiscal 2018) to the Issuers in order for the Issuers to pay the semi-annual interest on the 2018 Notes.

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by us. In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $0.8 million through the end of our fiscal year ending February 1, 2014, and which are not reflected in the table above. We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of February 2, 2013.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with GAAP. We believe there are several accounting policies that are critical to understanding our historical and future performance as these policies affect the reported amounts of revenues and other significant areas that involve management’s judgments and estimates. The preparation of our financial statements requires management to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities; (ii) the disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements; and (iii) the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, inventories, long-lived assets, intangible assets, goodwill, insurance reserves and income taxes. Historical experience and various other factors that are believed to be reasonable under the circumstances form the basis for making estimates and judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. A critical accounting estimate meets two criteria: (1) it requires assumptions about highly uncertain matters and (2) there would be a material effect on the financial statements from either using a different, although reasonable, amount within the range of the estimate in the current period or from reasonably likely period-to-period changes in the estimate.

While there are a number of accounting policies, methods and estimates affecting our Consolidated Financial Statements as addressed in Note 1 to our Consolidated Financial Statements entitled “Summary of Significant Accounting Policies,” areas that are particularly critical and significant include:

Revenue Recognition. We record revenue at the time of sale and delivery of merchandise, net of allowances for estimated future returns. We present sales, net of sales taxes, in our Consolidated Statements of Operations and Comprehensive Income (Loss). We account for layaway sales and leased department revenue in accordance with ASC Topic No. 605, Revenue Recognition in Financial Statements. Layaway sales are recognized upon delivery of merchandise to the customer. The amount of cash received upon initiation of the layaway is recorded as a deposit liability within the line item “Other Current Liabilities” in our Consolidated Balance Sheets. Store value cards (gift cards and store credits issued for merchandise returns) are recorded as a liability at the time of issuance, and the related sale is recorded upon redemption.

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

Inventory. Our inventory is valued at the lower of cost or market using the retail inventory method. Under the retail inventory method, the valuation of inventory and the resulting gross margin are determined by applying a calculated cost to retail ratio to the retail value of inventory. The retail inventory method is an averaging method that results in valuing inventory at the lower of cost or market provided markdowns are taken timely to reduce the retail value of inventory. Inherent in the retail inventory method calculation are certain significant management judgments and estimates including merchandise markon, markups, markdowns and shrinkage, which significantly impact the ending inventory valuation as well as the resulting gross margin. Management believes that our retail inventory method provides an inventory valuation which approximates cost using a first-in, first-out assumption and results in carrying value at the lower of cost or market. We reserve for aged inventory based on historical trends and specific identification. Our aged inventory reserve contains uncertainties as the calculations require management to make assumptions and to apply judgment regarding a number of factors, including market conditions, the selling environment, historical results and current inventory trends. A 1% change in the dollar amount of markdowns would have impacted net income by approximately $1 million for Fiscal 2012.

Typically, estimates are used to record inventory shrinkage at retail stores for the first three quarters of a fiscal year. Actual physical inventories are typically conducted during the fourth quarter to calculate actual shrinkage. While we make estimates on the basis of the best information available to us at the time the estimates are made, over accruals or under accruals of shrinkage may be identified as a result of the physical inventory counts, requiring fourth quarter adjustments. During the fourth quarter of Fiscal 2012, Fiscal 2011 and Fiscal 2010 we recorded shrinkage adjustments of $7.5 million, $5.7 million and $2.8 million, respectively, as a result of actual shrink being less than what we had estimated.

Long-Lived Assets. We test for recoverability of long-lived assets in accordance with Topic 360 whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. This includes performing an analysis of anticipated undiscounted future net cash flows of long-lived assets. If the carrying value of the related assets exceeds the undiscounted cash flow, we reduce the carrying value to its fair value, which is generally calculated using discounted cash flows. The recoverability assessment related to these store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. We base these estimates upon our past and expected future performance. We believe our estimates are appropriate in light of current market conditions. Future adverse changes in market conditions or poor operating results of underlying assets could result in losses or an inability to recover the carrying value of the assets that may not be reflected in an asset’s current carrying value, thereby possibly requiring an impairment charge in the future. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we recorded $5.2 million, $1.2 million and $2.0 million, respectively, in impairment charges related to long-lived assets (exclusive of finite-lived intangible assets).

Intangible Assets. On April 13, 2006, BCFWC became a wholly-owned subsidiary of the Company as a result of the Merger Transaction which was financed by a combination of borrowings under our senior secured credit facilities, the issuance of senior notes and senior discount notes and the equity investment of affiliates of Bain Capital and management. The purchase price, including transaction costs, was approximately $2.1 billion. All assets and liabilities were recorded at fair value on the acquisition date, including identifiable intangible assets separate from goodwill. Identifiable intangible assets include tradenames, and net favorable lease positions. The fair values and useful lives of identified intangible assets are based on many factors, including estimates and assumptions of future operating performance, estimates of cost avoidance, the specific characteristics of the identified intangible assets and our historical experience. Goodwill represents the excess of cost over the fair value of net assets acquired.

On at least an annual basis, or more frequently if an event occurs or circumstances change that would more likely than not indicate that the fair value is less than their respective carrying amounts, we evaluate the carrying value of our tradenames for impairment, which we consider to be indefinite-lived intangible assets to their estimated fair value. The determination of fair value is made using the “relief from royalty” valuation method. Inputs to the valuation model include:

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

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, we did not record any impairment charges related to our indefinite-lived intangible assets. At the Fiscal 2012 annual impairment test date, the above-noted conclusion that no indication of intangible asset impairment existed at the test date would not have changed had the test been conducted assuming: (i) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of our assets to their net present value in determining their estimated fair values (without any change in the aggregate estimated cash flows of our intangibles), (ii) a 100 basis point decrease in the terminal period growth rate without a change in the discount rate of each intangible, or (iii) a 10 basis point decrease in the royalty rate applied to the forecasted net sales stream of our assets.

Based on our sensitivity analysis, we do not believe that the indefinite lived intangible balance is at risk of impairment at the end of the fiscal year because the fair values are substantially in excess of the carrying values. However, indefinite-lived intangible impairment charges may be recognized in future periods to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, deterioration in the retail industry, deterioration in our performance or our future projections, or changes in our plans for one or more indefinite-lived intangible asset.

Our favorable leases, which we consider to be finite-lived intangible assets, are amortized over their respective lease terms, and are reviewed for impairment whenever circumstances change, in conjunction with the impairment testing of our long-lived assets as described above. If the carrying value is greater than the respective estimated fair value, we then determine if the asset is impaired, and whether some, or all, of the asset should be written off as a charge to operations, which could have a material adverse effect on our financial results. Impairment charges of $6.3 million and $0.1 million were recorded related to our favorable leases during Fiscal 2012 and Fiscal 2011, respectively, and are included in the line item “Impairment Charges – Long-Lived Assets” in our Consolidated Statements of Operations and Comprehensive Income (Loss). There were no impairment charges related to our finite-lived intangible assets during Fiscal 2010.

Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired. Topic No. 350 requires periodic tests of the impairment of goodwill. Topic No. 350 requires a qualitative and quantitative comparison, on at least an annual basis, or more frequently if an event occurs of circumstances change that would more likely than not indicate that the fair value is less than its respective carrying amounts, of the net book value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit, which corresponds to the discounted cash flows of the reporting unit, in the absence of an active market. Our impairment analysis includes a number of assumptions around our future performance, which may differ from actual results. When this comparison indicates that impairment exists, the impairment recognized is the amount by which the carrying amount of the assets exceeds the fair value of these assets. Our annual goodwill impairment review is typically performed during the beginning of May of the fiscal year. There were no impairment charges recorded on the carrying value of our goodwill during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

In Fiscal 2012, goodwill had a fair value that exceeded its carrying value by at least 65%. We performed a sensitivity analysis on our weighted average cost of capital and we determined that a 100 basis point increase in the weighted average cost of capital would not have resulted in any of our goodwill’s implied fair value being less than its carrying value. Additionally, a 100 basis point decrease in the terminal growth rate used for each reporting unit would also not have resulted in any of our goodwill’s implied fair value being less than their carrying value.

Insurance Reserves. We have risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, we are responsible for paying individual claims up to designated dollar limits. The amounts included in our costs related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. For example, changes in legal trends and interpretations, as well as changes in the nature and method of how claims are settled, can impact ultimate costs. An increase in workers’ compensation claims by employees, health insurance claims by employees or general liability claims may result in a corresponding increase in our costs related to these claims. Insurance reserves amounted to $52.4 million and $49.6 million at February 2, 2013 and January 28, 2012, respectively.

Income Taxes. We account for income taxes in accordance with Topic No. 740. Our provision for income taxes and effective tax rates are based on a number of factors, including our income, tax planning strategies, differences between tax laws and accounting rules, statutory tax rates and credits, uncertain tax positions, and valuation allowances, by legal entity and jurisdiction. We use significant judgment and estimations in evaluating our tax positions. Topic No. 740 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Topic No. 740 requires that we recognize in our financial statements the impact of a tax position taken or expected to be taken in a tax return, if that position is “more likely than not” of being sustained upon examination by the relevant taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Additionally, Topic No. 740 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

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

Seasonality

Our business is subject to seasonal influences. In the second half of the year, which includes the back-to-school and year-end holiday seasons, we generally realize higher levels of sales and income. Weather, however, continues to be a contributing factor to our sales. Generally, our sales are higher if the weather is cold during the Fall and warm during the early Spring.

Inflation

We do not believe that our operating results have been materially affected by inflation during Fiscal 2012, Fiscal 2011, or Fiscal 2010. Historically, as the costs of merchandising and related operating expenses have increased, the Company has been able to mitigate the effect of such impact on the Company’s operations.

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

As more fully described in Note 8 to our Consolidated Financial Statements entitled, “Derivatives and Hedging Activities,” we enter into interest rate cap agreements to manage interest rate risks associated with our long-term debt obligations. Gains and losses associated with these contracts are accounted for as interest expense and are recorded under the caption “Interest Expense” on our Consolidated Statements of Operations and Comprehensive Income (Loss). We continue to have exposure to interest rate risks to the extent they are not hedged.

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

At February 2, 2013, we had $473.2 million principal amount of fixed-rate debt and $863.1 million of floating-rate debt. Based on $863.1 million outstanding as floating rate debt, an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $8.6 million per year, resulting in $8.6 million less in our pre-tax earnings. As of January 28, 2012, we estimated that an immediate increase of one percentage point would cause an increase to cash interest expense of approximately $11.3 million per year. The decrease in cash interest expense is related to the $190.0 million pay down of the ABL Line of Credit since January 28, 2012 as well as the $70.0 million Term Loan Facility prepayment made in January 2013. This sensitivity analysis assumes our mix of financial instruments and all other variables will remain constant in future periods. These assumptions are made in order to facilitate the analysis and are not necessarily indicative of our future intentions.

If a one point increase in interest rate were to occur over the next four fiscal quarters (excluding the effect of our interest rate cap agreements discussed below), such an increase would result in the following additional interest expenses (assuming our current ABL Line of Credit borrowing level remains constant with fiscal year end levels):

	(in thousands)
Floating-Rate Debt	Principal Outstanding at February 2, 2013	Additional Interest Expense Q1 2013	Additional Interest Expense Q2 2013	Additional Interest Expense Q3 2013	Additional Interest Expense Q4 2013

ABL Line of Credit	$—	$—	$—	$—	$—

Term Loan	863,084	2,159	2,160	2,161	2,163

Total	$863,084	$2,159	$2,160	$2,161	$2,163

We have two interest rate cap agreements for a maximum principal amount of $900.0 million which limit our interest rate exposure to 7% for our first $900.0 million of borrowings under our variable rate debt obligations. If interest rates were to increase above the 7% cap rates in effect as of February 2, 2013, for a full fiscal year, then our maximum interest rate exposure would be $13.1 million assuming constant borrowing levels of $863.1 million. Currently, we have unlimited interest rate risk related to our variable rate debt in excess of $900.0 million. At February 2, 2013, the borrowing rate related to our Term Loan was 5.5%.

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	37
Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012	38
Consolidated Statements of Operations and Comprehensive Income (Loss) for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	39
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	40
Consolidated Statements of Stockholder’s Equity for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	42
Notes to Consolidated Financial Statements for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011	43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of Burlington Coat Factory Investments Holdings, Inc.

Burlington, NJ

We have audited the accompanying consolidated balance sheets of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries (the “Company”) as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholder’s (deficit) equity, and cash flows for the years ended February 2, 2013, January 28, 2012 and January 29, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Burlington Coat Factory Investments Holdings, Inc. and subsidiaries as of February 2, 2013 and January 28, 2012, and the results of their operations and their cash flows for the years ended February 2, 2013, January 28, 2012 and January 29, 2011 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Parsippany, New Jersey
April 26, 2013

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(All amounts in thousands, except share amounts)

	February 2, 2013	January 28, 2012

ASSETS
Current Assets:
Cash and Cash Equivalents	$43,336	$35,664
Restricted Cash and Cash Equivalents	34,800	34,800
Accounts Receivable (Net of Allowances for Doubtful Accounts of $81 at February 2, 2013, and $85 at January 28, 2012)	41,734	40,119
Merchandise Inventories	680,190	682,260
Deferred Tax Assets	6,133	23,243
Prepaid and Other Current Assets	66,052	40,062
Prepaid Income Taxes	7,218	21,319
Assets Held for Disposal	191	521

Total Current Assets	879,654	877,988

Property and Equipment—Net of Accumulated Depreciation	878,305	865,215
Tradenames	238,000	238,000
Favorable Leases—Net of Accumulated Amortization	322,081	359,903
Goodwill	47,064	47,064
Other Assets	112,978	112,973

Total Assets	$2,478,082	$2,501,143

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts Payable	$500,406	$276,285
Other Current Liabilities	238,865	221,343
Current Maturities of Long Term Debt	784	7,659

Total Current Liabilities	740,055	505,287

Long Term Debt	1,335,532	1,605,464
Other Liabilities	229,425	224,352
Deferred Tax Liabilities	253,339	276,985

Commitments and Contingencies (Note 9, 11, 13, 16, 17 and 19)

Stockholder’s Deficit
Common Stock, Par Value $0.01; Authorized 1,000 Shares; 1,000 Issued and Outstanding at February 2, 2013 and January 28, 2012
Capital in Excess of Par Value	479,572	474,569
Accumulated Deficit	(559,841)	(585,514)

Total Stockholder’s Deficit	(80,269)	(110,945)

Total Liabilities and Stockholder’s Deficit	$2,478,082	$2,501,143

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(All amounts in thousands)

	Year Ended
	February 2, 2013 (53 Weeks)	January 28, 2012	January 29, 2011
REVENUES:
Net Sales	$4,131,379	$3,854,134	$3,669,602
Other Revenue	34,125	33,397	31,487

Total Revenue	4,165,504	3,887,531	3,701,089

COSTS AND EXPENSES:
Cost of Sales	2,530,124	2,363,464	2,252,346
Selling and Administrative Expenses	1,316,857	1,215,301	1,156,613
Restructuring and Separation Costs (Note 13)	2,999	7,438	2,200
Depreciation and Amortization	166,786	153,070	146,759
Impairment Charges – Long-Lived Assets (Note 7)	11,539	1,735	2,080
Other Income, Net	(8,115)	(9,942)	(11,346)
Loss on Extinguishment of Debt	2,222	37,764	—
Interest Expense (Inclusive of (Gain)/Loss on Interest Rate Cap Agreements)	113,927	129,121	99,309

Total Costs and Expenses	4,136,339	3,897,951	3,647,961

Income (Loss) Before Income Tax Expense (Benefit)	29,165	(10,420)	53,128

Income Tax Expense (Benefit)	3,864	(4,148)	22,130

Net Income (Loss)	25,301	(6,272)	30,998

Total Comprehensive Income (Loss)	$25,301	$(6,272)	$30,998

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(All amounts in thousands)

	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
OPERATING ACTIVITIES
Net Income (Loss)	$25,301	$(6,272)	$30,998
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided by Operating Activities:
Depreciation and Amortization	166,786	153,070	146,759
Amortization and Write-Off of Debt Issuance Costs	5,805	11,904	12,346
Impairment Charges—Long-Lived Assets	11,539	1,735	2,080
Accretion of Senior Notes and Senior Discount Notes	1,899	59	733

Interest Rate Cap Contracts-Adjustment to Market	45	3,165	5,500

Provision for Losses on Accounts Receivable	115	1,211	2,098
Deferred Income Taxes (Benefit)/Provision	(6,536)	(701)	886
Loss on Disposition of Fixed Assets and Leasehold Improvements	2,233	2,261	1,539
Gain on Investments in Money Market Fund	—	—	(240)
Loss on Extinguishment of Debt—Write-off of Deferred Financing Fees	2,222	16,435	—
Non-Cash Stock Compensation Expense	2,747	5,797	2,230
Non-Cash Rent Expense	(9,873)	(5,363)	(1,485)
Excess Tax Benefit from Stock Based Compensation	(497)	32	—

Changes in Assets and Liabilities:
Accounts Receivable	(7,814)	(1,650)	(1,168)
Merchandise Inventories	2,070	(38,033)	(30,933)
Prepaid and Other Current Assets	(11,891)	(8,845)	(18,272)
Accounts Payable	224,121	85,824	50,659
Other Current Liabilities and Income Tax Payable	14,795	6,959	(28,183)

Deferred Rent Incentives	33,400	32,427	19,429
Other Long-Term Assets and Long-Term Liabilities	(3,958)	(10,032)	13,728

Net Cash Provided by Operations	452,509	249,983	208,704

INVESTING ACTIVITIES

Cash Paid for Property and Equipment	(166,721)	(153,373)	(132,131)
Change in Restricted Cash and Cash Equivalents	—	(4,536)	(27,659)

Proceeds (Expenses) From Sale of Property and Equipment and Assets Held for Sale	1,435	757	(38)
Lease Acquisition Costs	(530)	(557)	(422)
Redemption of Investment in Money Market Fund	—	—	240

Other	—	(1,064)	48

Net Cash Used in Investing Activities	(165,816)	(158,773)	(159,962)

FINANCING ACTIVITIES
Proceeds from Long Term Debt—ABL Line of Credit	459,800	1,073,700	204,200
Proceeds from Long Term Debt—Notes Payable	—	450,000	—
Proceeds from Long Term Debt—Term Loan	116,913	991,623	—
Principal Payments on Long Term Debt—ABL Line of Credit	(649,800)	(1,052,300)	(156,800)
Principal Repayments on Long Term Debt—Senior Discount Notes	—	(302,056)	—
Principal Repayments on Long Term Debt—Senior Notes	—	(99,309)	—
Principal Payments on Long Term Debt	(768)	(829)	(1,998)
Principal Payments on Long Term Debt—Term Loan	(205,749)	(42,500)	(87,202)
Principal Repayments on Previous Term Loan	—	(777,550)	—
Payment of Dividends	(1,711)	(297,917)	(251)
Proceeds from Stock Option Exercises and Related Tax Benefits	2,753	2,018	—
Debt Issuance Costs	(459)	(30,640)	(1,227)

Net Cash Used in Financing Activities	(279,021)	(85,760)	(43,278)

Increase in Cash and Cash Equivalents	7,672	5,450	5,464
Cash and Cash Equivalents at Beginning of Period	35,664	30,214	24,750

Cash and Cash Equivalents at End of Period	$43,336	$35,664	$30,214

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$108,180	$102,304	$79,187

Income Tax Payments, Net of Refunds	$4,191	$5,697	$41,505

Non-Cash Investing Activities:
Accrued Purchases of Property and Equipment	$14,102	$12,969	$17,606

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S DEFICIT

(All amounts in thousands)

	Common Stock	Capital in Excess of Par Value	(Accumulated Deficit)	Total

Balance at January 30, 2010	$—	$464,489	$(309,989)	$154,500

Net Income	—	—	30,998	30,998
Excess Tax Benefit of Vested Restricted Stock	—	35	—	35
Stock Based Compensation	—	2,230	—	2,230
Dividend	—	—	(251)	(251)

Balance at January 29, 2011	—	466,754	(279,242)	187,512

Net Loss	—	—	(6,272)	(6,272)
Stock Options Exercised and Related Tax Benefits	—	2,018	—	2,018
Stock Based Compensation	—	5,797	—	5,797
Dividend	—	—	(300,000)	(300,000)

Balance at January 28, 2012	—	474,569	(585,514)	(110,945)

Net Income	—	—	25,301	25,301
Stock Options Exercised and Related Tax Benefits	—	2,256	—	2,256
Stock Based Compensation	—	2,747	—	2,747
Dividend Forfeitures	—	—	372	372

Balance at February 2, 2013	$—	$479,572	$(559,841)	$(80,269)

See Notes to Consolidated Financial Statements

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business and Current Conditions

As of February 2, 2013, Burlington Coat Factory Investments Holdings, Inc. and its subsidiaries (the Company or Holdings) operated 500 stores, inclusive of our internet store, in 44 states and Puerto Rico, selling apparel, shoes and accessories for men, women and children. A majority of those stores offer a home furnishing and linens department and a juvenile furniture department. As of February 2, 2013, the Company operated stores under the names “Burlington Coat Factory” (482 stores), “Cohoes Fashions” (two stores), “Super Baby Depot” (two stores), “MJM Designer Shoes” (13 stores) and “Burlington Shoes” (1 store). Cohoes Fashions offers products similar to that of Burlington Coat Factory. MJM Designer Shoes and Burlington Shoes offer moderately priced designer and fashion shoes. The Super Baby Depot stores offers baby clothing, accessories, furniture and other merchandise in the middle to higher price range. During Fiscal 2012, the Company opened 23 net new stores under the names “Burlington Coat Factory” (23 stores), “Super Baby Depot” (1 store) and Burlington Shoes (1 store).

The Company was incorporated in 2006 and currently exists as a Delaware corporation. In 2006, Burlington Coat Factory Warehouse Corporation (BCFWC) became a wholly-owned subsidiary of the Company in a take private transaction (the Merger Transaction). The primary subsidiary of the Company is BCFWC, which was initially organized in 1972 as a New Jersey corporation. In 1983, BCFWC was reincorporated in Delaware and currently exists as a Delaware corporation.

On May 16, 2012, the Company entered into Amendment No. 1 (First Amendment) to its $1,000 million original principal amount senior secured term loan facility with JPMorgan Chase Bank, N.A. as administrative agent (Term Loan Credit Agreement), which, among other things, reduce the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of term B loans (Term B Loans) with a like aggregate principal amount of term B-1 loans (Term B-1 Loans). The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the First Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment.

Significant declines in the United States and international financial markets and the resulting impact of such events on macroeconomic conditions have impacted customer behavior and consumer spending at retailers, which impacts the Company’s sales trends. In response to these economic conditions, the Company implemented several initiatives to restructure its workforce (refer to Note 13 to the Company’s Consolidated Financial Statements entitled “Restructuring and Separation Costs” for further discussion). The Company continues to focus on a number of ongoing initiatives aimed at improving its comparable store sales and operating results. The Company believes it is prudently managing its capital spending and operating expenses in response to the current macroeconomic conditions.

Despite the current trends in the retail environment and their impact on the Company’s comparable store sales, the Company believes that cash generated from operations will be sufficient to fund its expected cash flow requirements and planned capital expenditures for at least the next twelve months as well as the foreseeable future. However, there can be no assurance that, should the economy decline, the Company would be able to offset potential decreases in its comparable store sales with savings initiatives.

Fiscal Years

The Company defines its fiscal year as the 52 or 53 week period ending on the Saturday closest to January 31. This is an annual report for the 53 week fiscal year ended February 2, 2013 (Fiscal 2012). The Company’s last two complete fiscal years prior to Fiscal 2012 ended on January 28, 2012 (Fiscal 2011) and January 29, 2011 (Fiscal 2010), and each of those years contained 52 weeks.

Basis of Presentation

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

The Company has 1,000 shares of common stock issued and outstanding, all of which are owned by Burlington Coat Factory Holdings, LLC (Parent). Parent has 51,674,204 shares of Class A common stock, par value $0.001 per share and 5,769,356 shares of Class L common stock, par value $0.001 per share, authorized. As of February 2, 2013, 46,651,554 shares of Class A common stock and 5,183,506 shares of Class L common stock were outstanding. As of January 28, 2012, 45,942,093 shares of Class A common stock and 5,104,677 shares of Class L common stock were outstanding. All 1,000 shares are issued and outstanding and Parent is the only holder of record of this stock.

Use of Estimates

The Company’s Consolidated Financial Statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP). Certain amounts included in the Consolidated Financial Statements are estimated based on historical experience, currently available information and management’s judgment as to the expected outcome of future conditions and circumstances. While every effort is made to ensure the integrity of such estimates, actual results could differ from these estimates, and such differences could have a material impact on the Company’s Consolidated Financial Statements.

Cash and Cash Equivalents

Cash and cash equivalents represent cash and short-term, highly liquid investments with maturities of three months or less at the time of purchase. Book cash overdrafts are included in the line item “Accounts Payable” on the Company’s Consolidated Balance Sheets for financial reporting purposes.

Accounts Receivable

Accounts receivable consists of credit card receivables, lease incentive receivables and other receivables. Accounts receivable are recorded at net realizable value, which approximates fair value. The Company provides an allowance for doubtful accounts for amounts deemed uncollectible.

Inventories

Merchandise inventories are valued at the lower of cost, on an average cost basis, or market, as determined by the retail inventory method. The Company records its cost of merchandise (net of purchase discounts and certain vendor allowances), certain merchandise acquisition costs (primarily commissions and import fees), inbound freight, outbound freight from distribution centers, and freight on internally transferred merchandise in the line item “Cost of Sales” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Costs associated with the Company’s distribution, buying, and store receiving functions are included in the line items “Selling and Administrative Expenses” and “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Distribution and purchasing costs included in the line item “Selling and Administrative Expenses” amounted to $114.3 million, $84.6 million and $74.1 million for Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. Depreciation and amortization related to the distribution and purchasing functions for the same periods amounted to $12.8 million, $8.9 million and $9.6 million, respectively.

Assets Held for Disposal

Assets held for disposal represent assets owned by the Company that management has committed to sell in the near term. The Company has either identified or is actively seeking out potential buyers for these assets as of the balance sheet dates. Assets held for disposal as of February 2, 2013 and January 28, 2012 amounted to $0.2 million and $0.5 million, respectively. The assets listed in the line item “Assets Held for Disposal” in the Company’s Consolidated Balance Sheets at February 2, 2013 and January 28, 2012 were an owned location and a plot of land adjacent to one of the Company’s stores, respectively.

Based on prevailing market conditions, the Company may determine that it is no longer advantageous to continue marketing certain assets and reclassify those assets out of the line item “Assets Held for Disposal” and into the respective asset category based on the lesser of their carrying value or fair value less cost to sell.

Property and Equipment

Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are between 20 and 40 years for buildings, depending upon the expected useful life of the facility, and three to ten years for store fixtures and equipment. Leasehold improvements are amortized over the lease term including any reasonably assured renewal options or the expected economic life of the improvement, whichever is less. Repairs and maintenance expenditures are expensed as incurred. Renewals and betterments, which significantly extend the useful lives of existing property and equipment, are capitalized. Assets recorded under capital leases are recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of assets recorded as capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The carrying value of all long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable, in accordance with ASC Topic No. 360 “Property, Plant, and Equipment” (Topic No. 360). Refer to the section below entitled “Impairment of Long-Lived Assets” and Note 7 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion around impairment of long-lived assets.

Capitalized Computer Software Costs

The Company accounts for capitalized software in accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other” (Topic No. 350). Topic No. 350 requires the capitalization of certain costs incurred in connection with developing or obtaining software for internal use. The Company capitalized $19.8 million and $23.0 million relating to these costs during Fiscal 2012 and Fiscal 2011, respectively.

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

Intangible Assets

The Company accounts for intangible assets in accordance with Topic No. 350. The Company’s intangible assets primarily represent tradenames and favorable lease positions. The tradename asset “Burlington Coat Factory” is expected to generate cash flows indefinitely and does not have an estimable or finite useful life and, therefore, is accounted for as an indefinite-lived asset not subject to amortization. The values of favorable and unfavorable lease positions are amortized on a straight-line basis over the expected lease terms. Amortization of net favorable lease positions is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Indefinite-lived intangible assets: The Company tests identifiable intangible assets with an indefinite life for impairment on an annual basis, or when a triggering event occurs, relying on a number of factors that include operating results, business plans and projected future cash flows. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. The Company determines fair value through multiple valuation techniques. See Note 5 to the Company’s Consolidated Financial Statements entitled “Intangible Assets” for further discussion of impairment charges recorded as part of the Company’s review.

Finite-lived intangible assets: Identifiable intangible assets that are subject to amortization are evaluated for impairment in accordance with Topic No. 360 using a process similar to that used to evaluate other long-lived assets as described in Note 7 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets.” An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. For the favorable lease positions, if the carrying amount exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is measured by discounting expected future cash flows using the Company’s risk adjusted rate of interest. During Fiscal 2012 and Fiscal 2011, the Company recorded $6.3 million and $0.1 million of impairment charges related to identifiable intangible assets. There were no charges related to identifiable intangible assets during Fiscal 2010. These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

Goodwill

Goodwill represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired less liabilities assumed. Topic No. 350 requires a comparison, at least annually, of the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. The Company determines fair value through multiple valuation techniques. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. The Company estimates the fair value of its reporting unit using widely accepted valuation techniques. These techniques use a variety of assumptions including projected market conditions, discount rates and future cash flows. See Note 6 to the Company’s Consolidated Financial Statements entitled “Goodwill” for further discussion of the fair value of reporting unit goodwill.

Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with Topic No. 360. This topic requires that long-lived assets and certain identifiable intangibles (i) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows by the Company’s risk adjusted rate of interest. The Company recorded impairment charges related to long-lived assets of $5.2 million, $1.2 million and $2.0 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. These charges are recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Assets

Other assets consist primarily of deferred financing fees, landlord owned store assets that the Company has paid for as part of its lease, purchased lease rights and notes receivable. Deferred financing fees are amortized over the life of the related debt facility using the interest method of amortization. Amortization of deferred financing fees is recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Landlord owned assets represent leasehold improvements at certain stores where the landlord has retained title to such assets. These assets are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Purchased lease rights are amortized over the lease term inclusive of reasonably assured renewal options and the amortization is recorded in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Both landlord owned assets and purchased lease rights are assessed for impairment in accordance with Topic No. 360. There were no impairment charges in Fiscal 2012 related to landlord owned assets and purchased lease rights. During Fiscal 2011 and Fiscal 2010, the Company recorded impairment charges of $0.4 million and $0.1 million, respectively, related to landlord owned assets and purchased lease rights. These charges were recorded in the line item “Impairment Charges – Long-Lived Assets” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). See Note 7 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion of the Company’s measurement of impairment of long-lived assets.

Other Current Liabilities

Other current liabilities primarily consist of sales tax payable, customer liabilities, accrued payroll costs, self-insurance reserves, accrued operating expenses, payroll taxes payable, current portion of straight line rent liability and other miscellaneous items. Customer liabilities totaled $30.0 million and $29.7 million as of February 2, 2013 and January 28, 2012, respectively.

The Company has risk participation agreements with insurance carriers with respect to workers’ compensation, general liability insurance and health insurance. Pursuant to these arrangements, the Company is responsible for paying individual claims up to designated dollar limits. The amounts related to these claims are estimated and can vary based on changes in assumptions or claims experience included in the associated insurance programs. An increase in workers’ compensation claims, health insurance claims or general liability claims may result in a corresponding increase in costs related to these claims. Self insurance reserves as of February 2, 2013 and January 28, 2012 were:

	(in thousands)
	Years Ended
	February 2, 2013	January 28, 2012
Short-Term Self Insurance Reserve (a)	$21,165	$19,156
Long-Term Self Insurance Reserve (b)	31,232	30,493

Total	$52,397	$49,649

(a)	Represents the portions of the self insurance reserve expected to be paid in the next twelve months which is recorded in the line item “Other Current Liabilities” in the Company’s Consolidated Balance Sheets.
(b)	The remaining self insurance reserve balance is recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheets.

Other Liabilities

Other liabilities primarily consist of deferred lease incentives, the long term portion of self-insurance reserves, the excess of straight-line rent expense over actual rental payments and tax liabilities associated with the uncertain tax positions recognized by the Company in accordance with ASC Topic No. 740 “Income Taxes” (Topic No. 740).

Deferred lease incentives are funds received or receivable from landlords used primarily to offset the costs incurred for remodeling of stores. These deferred lease incentives are amortized over the expected lease term including rent holiday periods and option periods where the exercise of the option can be reasonably assured. Amortization of deferred lease incentives is included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). At February 2, 2013 and January 28, 2012, deferred lease incentives were $138.1 million and $129.4 million, respectively.

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

Other Revenue

Other revenue consists of rental income received from leased departments; subleased rental income; layaway, alteration, dormancy and other service charges, inclusive of shipping and handling revenues (Service Fees) as shown in the table below:

	(in thousands)
	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Service Fees	$13,284	$13,096	$12,453
Rental Income from Leased Departments	10,639	9,566	7,843
Subleased Rental Income and Other	10,202	10,735	11,191

Total	$34,125	$33,397	$31,487

Rental income from leased departments results from arrangements at some of the Company’s stores where the Company has granted unaffiliated third parties the right to use designated store space solely for the purpose of selling such third parties’ goods, including such items as fragrances and jewelry. Rental income is based on an agreed upon percentage of the lease departments’ total revenues. The Company does not own or have any rights to any tradenames, licenses or other intellectual property in connection with the brands sold by such unaffiliated third parties.

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

Rebates and allowances that are reimbursements of specific expenses that meet the criteria of Topic No. 605 are recognized as a reduction of selling and administrative expenses when earned, up to the amount of the incurred cost. Any vendor reimbursement in excess of the related incurred cost is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Reimbursements of expenses, exclusive of advertising rebates, amounted to $3.7 million, $2.7 million and $1.9 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Advertising Costs

The Company’s net advertising costs consist primarily of television and newspaper costs. Net advertising expenses are included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). During Fiscal 2012, Fiscal 2011 and Fiscal 2010, advertising expense was $83.5 million, $77.6 million and $70.4 million, respectively.

The Company nets certain cooperative advertising reimbursements received from vendors that meet the criteria of Topic No. 605 against specific, incremental, identifiable costs incurred in connection with selling the vendors’ products. Any excess reimbursement is characterized as a reduction of inventory and is recognized as a reduction to cost of sales as inventories are sold. Vendor rebates netted against advertising expenses were $0.4 million, $0.6 million and $0.4 million, during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Barter Transactions

The Company accounts for barter transactions under ASC Topic No. 845 “Nonmonetary Transactions.” Barter transactions with commercial substance are recorded at the estimated fair value of the products exchanged, unless the products received have a more readily determinable estimated fair value. Revenue associated with barter transactions is recorded at the time of the exchange of the related assets. During Fiscal 2011 the Company exchanged $13.9 million of inventory for certain advertising credits. During Fiscal 2012 and Fiscal 2010 the Company did not enter into any new barter agreements. To account for the exchange, the Company recorded “Sales” and “Cost of Sales” of $13.9 million in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) during Fiscal 2011. The $13.1 million of unused advertising credits received as of February 2, 2013 are expected to be used over the seven consecutive fiscal years following Fiscal 2012.

The following table summarizes the prepaid advertising expense which is included in the line items “Prepaid and Other Current Assets” and “Other Assets” in the Company’s Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012:

	(in thousands)
	February 2, 2013	January 28, 2012

Prepaid and Other Current Assets	$2,553	$3,474
Other Assets	10,551	13,406

Total Prepaid Advertising Expense	$13,104	$16,880

The following table details barter credit usage for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	(in thousands)
	Fiscal Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Barter Credit Usage	$3,776	$4,712	$2,644

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

Other Income, Net

Other income, net, consists of investment income gains and losses, breakage income, net gains and losses from disposition of fixed assets, and other miscellaneous income items. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recognized $2.5 million, $4.1 million and $2.7 million, respectively, of breakage income.

Comprehensive Income (Loss)

The Company presents Comprehensive Income (Loss) on its Consolidated Statements of Operations and Comprehensive Income (Loss) in accordance with ASC Topic No. 220 “Comprehensive Income.” During Fiscal 2012, Fiscal 2011 and Fiscal 2010 there were no differences between comprehensive income (loss) and net income (loss).

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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with ASC Topic No. 718, “Stock Compensation” (Topic No. 718), which requires companies to record stock compensation expense for all non-vested and new awards beginning as of the grant date. There are 730,478 units reserved under the 2006 Management Incentive Plan (as amended). Each unit consists of nine shares of Parent’s Class A common stock and one share of Parent’s Class L common stock. As of February 2, 2013, 424,231 options to purchase units, 5,000 units of restricted stock outstanding and 5,178,506 common shares outstanding. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recognized non cash stock compensation expense of $2.7 million, $5.8 million and $2.2 million, respectively (refer to Note 10 to the Company’s Consolidated Financial Statements entitled “Stock Option and Award Plans and Stock Based Compensation” for further details).

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

2.	Recent Accounting Pronouncements

In July 2012, the FASB issued an accounting standard (ASU) to simplify the manner in which an entity may test indefinite-lived intangible assets for impairment. The ASU permits the entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying value. If the entity determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than the carrying value, the entity will be required to perform the quantitative impairment test. The ASU became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.

In February 2013, the FASB issued an ASU that requires enhanced disclosures for items reclassified out of accumulated other comprehensive income. The update requires entities to disclose additional information about reclassification adjustments, including changes in accumulated other comprehensive income balances by component and significant items reclassified out of accumulated other comprehensive income. The update will be effective for the Company in the first quarter of 2013, but early adoption is permitted. The update will primarily impact the Company’s disclosures, but otherwise is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

3.	Restricted Cash and Cash Equivalents

At both February 2, 2013 and January 28, 2012, restricted cash and cash equivalents consisted of $34.8 million of collateral for certain insurance contracts. The Company has the ability to convert the restricted cash to a letter of credit at anytime, which would reduce available borrowings on the Company’s ABL Line of Credit by a like amount.

4.	Property and Equipment

Property and equipment consist of:

		(in thousands)
	Useful Lives	February 2, 2013	January 28, 2012

Land	N/A	$162,849	$162,985
Buildings	20 to 40 Years	361,028	358,631
Store Fixtures and Equipment	3 to 10 Years	503,736	435,783
Software	3 to 5 Years	149,322	141,630
Leasehold Improvements	Shorter of lease term or useful life	405,199	374,378
Construction in Progress	N/A	19,041	8,755

		1,601,175	1,482,162
Less: Accumulated Depreciation		(722,870)	(616,947)

Total Property and Equipment, Net of Accumulated Depreciation		$878,305	$865,215

As of February 2, 2013 and January 28, 2012, assets, net of accumulated amortization of $10.9 million, and $9.3 million, respectively, held under capital leases amounted to approximately $25.2 million and $26.8 million, respectively, and are included in the line item “Buildings” in the foregoing table. Amortization expense related to capital leases is included in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The total amount of depreciation expense during Fiscal 2012, Fiscal 2011 and Fiscal 2010 was $127.5 million, $117.3 million and $112.2 million, respectively.

During Fiscal 2012, Fiscal 2011 and Fiscal 2010, the Company recorded impairment charges related to Property and Equipment of $5.2 million, $1.2 million and $2.0 million, respectively (refer to Note 7 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion).

Internally developed software has been amortized on a straight line basis over three to five years and is recorded in the line item “Depreciation and Amortization” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Depreciation and amortization of internally developed software amounted to $20.3 million, $17.8 million and $13.9 million, respectively, during Fiscal 2012, Fiscal 2011 and Fiscal 2010.

5.	Intangible Assets

The Company accounts for indefinite-lived intangible assets and finite-lived intangible assets in accordance with Topic No. 350 and Topic No. 360, respectively. In accordance with Topic No. 350, indefinite-lived intangible assets not subject to amortization shall be tested for impairment on an annual basis, and between annual tests in certain circumstances. The Company typically performs this assessment in the beginning of each May of the fiscal year. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, there were no circumstances that required the Company to perform additional Topic No. 350 testing.

In accordance with Topic No. 360, the Company tests long-lived assets and certain identifiable intangibles, including favorable leases, to be used by an entity for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s risk adjusted interest rate (refer to Note 7 to the Company’s Consolidated Financial Statements entitled “Impairment of Long-Lived Assets” for further discussion regarding the Company’s impairment testing under Topic No. 360).

Intangible assets at February 2, 2013 and January 28, 2012 consist primarily of tradenames and favorable lease positions as follows:

	(in thousands)
	February 2, 2013			January 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Gross Carrying Amount	Accumulated Amortization	Net Amount

Tradenames	$238,000	$—	$238,000	$238,000	$—	$238,000

Favorable Leases	$502,155	$(180,074)	$322,081	$518,904	$(159,001)	$359,903

Tradenames

The Company’s annual assessment, in accordance with Topic No. 350, of the fair value of the Company’s tradenames as of the first day of fiscal May concluded that the fair value exceeded its carrying value, indicating that the asset was not impaired.

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

Favorable Leases

The decrease in the gross carrying amount of the Company’s favorable leases from January 28, 2012 to February 2, 2013 reflects a reduction of $10.5 million during Fiscal 2012 to reflect the write off of certain favorable leases becoming fully amortized during the period as well as a $6.3 million reduction as the result of the impairment of five stores (refer to Note 7 entitled “Impairment of Long-Lived Assets” for further discussion).

Accumulated amortization of favorable leases as of February 2, 2013 reflects Fiscal 2012 amortization expense of $31.6 million, partially offset by a decrease of $10.5 million related to the write off of fully amortized leases, as discussed above.

The weighted average amortization period remaining for the Company’s favorable leases is 15.6 years. Amortization expense of favorable leases for each of the next five fiscal years is estimated to be as follows:

Fiscal years:	(in thousands)

2013	$29,700
2014	26,500
2015	24,600
2016	23,700
2017	23,900

Total	$128,400

6.	Goodwill

Goodwill was $47.1 million as of both February 2, 2013 and January 28, 2012. The Company accounts for goodwill in accordance with Topic No. 350. In accordance with Topic No. 350, goodwill shall be tested for impairment on an annual basis, and between annual tests in certain circumstances. The Company performs this testing as of the beginning of each May. During Fiscal 2012, Fiscal 2011 and Fiscal 2010, there were no triggering events that required the Company to perform an evaluation at any other date.

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

Based upon the Company’s impairment analysis of recorded goodwill during Fiscal 2012, the Company determined that there was no goodwill impairment. The Company believes its estimates were appropriate based upon the current market conditions. However, future impairment charges could be required if the Company does not achieve its current cash flow, revenue and profitability projections or the weighted average cost of capital increases or market valuation multiples associated with peer group companies decline. There have been no goodwill impairments since the Merger Transaction.

7.	Impairment of Long-Lived Assets

The Company accounts for impaired long-lived assets in accordance with Topic No. 360. This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity (i) be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable and (ii) should be reported at the lower of the carrying amount or fair value less cost to sell. The Company considers historical performance and future estimated results in its evaluation of potential impairment and then compares the carrying amount of the asset to the estimated future cash flows expected to result from the use of the asset. If the carrying amount of the asset exceeds the estimated expected undiscounted future cash flows, the Company measures the amount of the impairment by comparing the carrying amount of the asset to its fair value. The estimation of fair value is either based on prices for similar assets or measured by discounting expected future cash flows using the Company’s risk adjusted interest rate.

The recoverability assessment related to store-level assets requires judgments and estimates of future revenues, gross margin rates and store expenses. The Company bases these estimates upon its past and expected future performance. The Company believes its estimates are appropriate in light of current market conditions. However, future impairment charges could be required if the Company does not achieve its current revenue or cash flow projections. The impairment charges noted below are primarily related to declines in revenues and operating results of the respective stores.

Impairment charges recorded during Fiscal 2012, Fiscal 2011 and Fiscal 2010 amounted to $11.5 million, $1.7 million and $2.1 million, respectively. Impairment charges during these periods related to the following:

	(in thousands)
	Fiscal Years Ended
Asset Categories	February 2, 2013	January 28, 2012	January 29, 2011

Favorable Leases	$6,275	$165	$—
Leasehold Improvements	1,885	652	779
Building/Building Improvements	1,814	—	—
Furniture and Fixtures	950	457	1,148
Land	558	—	—
Other Assets	—	410	60
Other Property and Equipment	57	51	93

Total	$11,539	$1,735	$2,080

The impairment of store level assets related to 19 of the Company’s stores for Fiscal 2012, seven of the Company’s stores for Fiscal 2011 and nine of the Company’s stores for Fiscal 2010. As noted above, long-lived assets are measured at fair value on a non-recurring basis for purposes of calculating impairment using the fair value hierarchy of Topic No. 820. Of the 19 and seven stores that were impaired during Fiscal 2012 and Fiscal 2011, respectively, three of the stores impaired in 2012 and all of the stores impaired in Fiscal 2011 were fully impaired and therefore had zero fair value as of February 2, 2013 and January 28, 2012 and would be categorized as Level 3 in the fair value hierarchy described in Note 15 to the Company’s Consolidated Financial Statements entitled “Fair Value of Financial Instruments.”

Of the remaining 16 stores impaired in Fiscal 2012 that were less than fully impaired, the table below sets forth by level within the fair value hierarchy the fair value of the remaining long-lived assets subsequent to impairment charges as of February 2, 2013 for which an impairment assessment was performed:

	(in thousands)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Un -Observable Inputs (Level 3)	Total	Total Impairment Losses

Favorable Leases	$—	$—	$2,566	$2,566	$6,275
Leasehold Improvements	—	—	1,705	1,705	1,885
Building/Building Improvements	—	2,569	—	2,569	1,814
Furniture and Fixtures	—	7	1,623	1,630	950
Land	—	1,359	—	1,359	558
Other Property and Equipment	—	—	115	115	57

Total	$—	$3,935	$6,009	$9,944	$11,539

8.	Derivatives and Hedging Activities

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

Topic No. 815 requires recognition of all derivative instruments as either assets or liabilities at fair value in the statement of financial position. The Company did not designate its interest rate cap agreements as cash flow hedges of certain future interest payments on variable-rate debt. Instead, the interest rate cap agreements are adjusted to market on a quarterly basis. As a result, gains or losses associated with the interest rate cap agreements are recorded in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) and in the line item “Interest Rate Cap Contract – Adjustment to Market” in the Company’s Consolidated Statements of Cash Flows. Each interest rate cap agreement has a notional principal amount of $450 million, a cap rate of 7.0% and terminates on May 31, 2015.

As of February 2, 2013, the Company was party to two outstanding interest rate cap agreements to manage the interest rate risk associated with future interest payments on variable-rate debt.

	(in thousands)
	Fair Values of Derivative Instruments
	Asset Derivatives
	February 2, 2013		January 28, 2012
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Interest Rate Cap Agreements	Other Assets	$69	Other Assets	$114

(in thousands)
Liability Derivatives
	February 2, 2013		January 28, 2012
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest Rate Cap Agreements	Other Liabilities	$—	Other Liabilities	$—

	(in thousands)
	(Gain)/Loss on Derivatives Instruments
		Amount of (Gain) or Loss Recognized in Income on Derivatives
		Years Ended
Derivatives Not Designated as Hedging Instruments Under Topic No. 815	Location of (Gain) or Loss Recognized in Income on Derivatives	February 2, 2013	January 28, 2012	January 29, 2011

Interest Rate Cap Agreements	Interest Expense	$45	$3,165	$5,500

9.	Long-Term Debt

Long-Term Debt consists of:

	(in thousands)
	February 2, 2013	January 28, 2012
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.3%) plus 4.3%, due on February 23, 2017.	$863,084	$949,123
$450,000 Senior Notes, 10%, due on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2013 to February 15, 2019.	450,000	450,000
$600,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance, expires September 2, 2016.	—	190,000
Capital Lease Obligations	23,232	24,000

Total debt	1,336,316	1,613,123

Less: current maturities	(784)	(7,659)

Long-term debt, net of current maturities	$1,335,532	$1,605,464

Term Loan

$1 Billion Senior Secured Term Loan Facility (Term Loan Facility)

On May 16, 2012, the Company entered into the First Amendment to the Term Loan Credit Agreement, which, among other things, reduced the applicable margin on the interest rates applicable to the Company’s Term Loan Facility by 50 basis points. To accomplish this interest rate reduction, the First Amendment provided for a replacement of the previously outstanding $950.5 million principal amount of the Term B Loans with a like aggregate principal amount of the Term B-1 Loans. The Company offered existing term loan lenders the option to convert their Term B Loans into Term B-1 Loans on a non-cash basis. The $119.3 million of Term B Loans held by existing lenders electing not to convert their Term B Loans into Term B-1 Loans were prepaid in full on the effective date of the First Amendment from the proceeds of new Term B-1 Loans. The Term B-1 Loans have the same maturity date that was applicable to the Term B Loans. The Term Loan Credit Agreement provisions relating to the representations and warranties, covenants and events of default applicable to the Company and the guarantors were not modified by the First Amendment.

As a result of the First Amendment transaction, mandatory quarterly payments of $2.4 million are payable as of the last day of each quarter. Based on the Company’s available free cash flow for Fiscal 2011, the Company made a payment of $7.0 million in April 2012. The Company elected to make prepayments of $9.5 million in May 2012 and $70.0 million in January 2013 which offset the mandatory quarterly payments through the maturity of the Term Loan Facility. Beginning with the fiscal year ending on February 2, 2013, at the end of each fiscal year, BCFW is required to make a payment based on its available free cash flow (as defined in the credit agreement governing the Term Loan Facility). As a result of the $70.0 million prepayment made in January 2013, the Company was not required to make a free cash flow payment in Fiscal 2012.

In accordance with ASC Topic No. 470-50, “Debt Modifications and Extinguishments” (Topic No. 470), the Company recognized a non-cash loss on the partial extinguishment of debt of $2.2 million, which was recorded in the line item “Loss on the Extinguishment of Debt” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as of February 2, 2013. In connection with the First Amendment, the Company incurred fees of $3.9 million, of which $0.3 million was capitalized, primarily related to legal and placement fees, associated with the portion of the debt that was not extinguished. These fees were recorded in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss) as of February 2, 2013.

Subsequent to the end of Fiscal 2012, on February 15, 2013, BCFWC entered into Amendment No. 2 to its Term Loan Credit Agreement (Second Amendment). The Second Amendment creates a restricted payments basket of $25 million and permits BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the existing senior notes) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. Refer to Note 19 entitled “Subsequent Events” for further discussion.

The Term Loan Facility contains financial, affirmative and negative covenants and requires that BCFWC, exclusive of subsidiaries (referred to herein as “BCFW”), among other things, maintain on the last day of each fiscal quarter a consolidated leverage ratio not to exceed a maximum amount and maintain a consolidated interest coverage ratio of at least a certain amount. The consolidated leverage ratio compares total debt to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios may not exceed 6.25 to 1 through November 2, 2013; 5.50 to 1 through November 1, 2014; 5.00 to 1 through October 31, 2015; and 4.75 to 1 at January 30, 2016 and thereafter. The consolidated interest coverage ratio compares consolidated interest expense to Adjusted EBITDA, as each term is defined in the Term Loan Credit Agreement, for the trailing twelve months, and such ratios must exceed 1.85 to 1 through November 2, 2013; 2.00 to 1 through October 31, 2015; and 2.10 to 1 at January 30, 2016 and thereafter. Adjusted EBITDA is a non-GAAP financial measure of our liquidity. Adjusted EBITDA, as defined in the Term Loan Credit Agreement, starts with consolidated net income (loss) for the period and adds back (i) depreciation, amortization, impairments and other non-cash charges that were deducted in arriving at consolidated net loss, (ii) the provision (benefit) for taxes, (iii) interest expense, (iv) advisory fees, and (v) unusual, non-recurring or extraordinary expenses, losses or charges as reasonably approved by the administrative agent for such period. Adjusted EBITDA is used to calculate the consolidated leverage ratio. Adjusted EBITDA provides management, including the Company’s chief operating decision maker, with helpful information with respect to its operations such as its ability to meet its future debt service, fund its capital expenditures and working capital requirements, and comply with various covenants in the indenture governing its outstanding notes and the credit agreements governing its senior secured credit facilities which are material to its financial condition and financial statements.

The interest rates for the Term Loan Facility are based on: (i) for LIBO rate loans for any interest period, at a rate per annum equal to (a) the greater of (x) the LIBO rate, as determined by the Term Loan Facility Administrative Agent, for such interest period multiplied by the Statutory Reserve Rate (as defined in the Term Loan Credit Agreement) and (y) 1.25% (the Term Loan Adjusted LIBO Rate), plus an applicable margin; and (ii) for prime rate loans, a rate per annum equal to the highest of (a) the variable annual rate of interest then announced by JPMorgan Chase Bank, N.A. at its head office as its “prime rate,” (b) the federal funds rate in effect on such date plus 0.50% per annum, and (c) the Term Loan Adjusted LIBO Rate for the applicable class of term loans for one-month plus 1.00%, plus, in each case, an applicable margin.

In addition, the Term Loan Facility provides for an uncommitted incremental term loan facility of up to $150.0 million that is available subject to the satisfaction of certain conditions. The Term Loan Facility has a six year maturity, except that term loans made in connection with the incremental term loan facility or extended in connection with the extension mechanics of the Term Loan Facility have the maturity dates set forth in the amendments applicable to such term loans.

ABL Line of Credit

On September 2, 2011, the Company completed an amendment and restatement of the credit agreement governing the Company’s $600 million ABL Line of Credit, which, among other things, extended the maturity date to September 2, 2016. The aggregate amount of commitments under the amended and restated credit agreement is $600 million and, subject to the satisfaction of certain conditions, the Company may increase the aggregate amount of commitments up to $900 million. Interest rates under the amended and restated credit agreement are based on LIBO rates as determined by the administrative agent plus an applicable margin of 1.75% to 2.25% based on daily availability, or various prime rate loan options plus an applicable margin of 0.75% to 1.25% based on daily availability. The fee on the average daily balance of unused loan commitments is 0.375%. Prior to the modification, commitment fees of 0.75% to 1.0% were charged on the unused portion of the facility and were included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The ABL Line of Credit is collateralized by a first lien on the Company’s inventory and receivables and a second lien on the Company’s real estate and property and equipment.

The Company believes that the amended and restated credit agreement provides the liquidity and flexibility to meet its operating and capital requirements over the remaining term of the ABL Line of Credit. Further, the calculation of the borrowing base under the amended and restated credit agreement has been amended to allow for increased availability, particularly during the September 1st through December 15th period of each year. At February 2, 2013 and January 28, 2012, the Company had $422.7 million and $242.6 million available under the ABL Line of Credit, respectively. The maximum borrowings under the ABL Line of Credit during Fiscal 2012 and Fiscal 2011 were $213.7 million and $195.0 million, respectively. Average borrowings under the ABL Line of Credit amounted to $34.5 million at an average interest rate of 2.1% during Fiscal 2012 and $79.2 million at an average interest rate of 3.3% during Fiscal 2011. There was no amount outstanding under the ABL Line of Credit as of February 2, 2013 and $190.0 million outstanding under the ABL Line of Credit at January 28, 2012, which was included in the line item “Long-Term Debt” in the Company’s Consolidated Balance Sheets. Borrowings as of January 28, 2012 were due to the working capital management strategy in place at the end of the year which required increased borrowings in order to accelerate certain accounts payable payments. The Company did not repeat the working capital management in Fiscal 2012.

At February 2, 2013 and January 28, 2012, the Company’s borrowing rates related to the Term Loan were 5.5% and 6.3%, respectively. At January 28, 2012, the Company’s borrowing rate related to the ABL Line of Credit was 2.2%.

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

The Term Loan Facility, ABL Line of Credit and Notes are fully, jointly, severally, unconditionally, and irrevocably guaranteed by all of the Company’s subsidiaries. As of February 2, 2013, the Company was in compliance with all of its debt covenants. The agreements regarding the ABL Line of Credit and the Term Loan Facility, as well as the indenture governing the Notes, contain covenants that, among other things, limit the Company’s ability, and the ability of the Company’s restricted subsidiaries, to pay dividends on, redeem or repurchase capital stock; make investments; incur additional indebtedness or issue preferred stock; create liens; permit dividends or other restricted payments by the Company’s subsidiaries; sell all or substantially all of the Company’s assets or consolidate or merge with or into other companies; and engage in transactions with affiliates.

Scheduled maturities of the Company’s long-term debt and capital lease obligations, as they exist as of February 2, 2013, in each of the next four fiscal years and thereafter are as follows:

	(in thousands)
Fiscal years ending in:	Long- Term Debt	Capital Lease Obligations	Total

2013	$—	$784	$784
2014	—	801	801
2015	—	1,059	1,059
2016	—	1,151	1,151
2017 and Thereafter	1,321,040	19,437	1,340,477

Total	1,321,040	23,232	1,344,272
Less: Unamortized Discount	(7,956)	—	(7,956)

Total	1,313,084	23,232	1,336,316
Less: Current Portion	—	(784)	(784)

Long Term Debt	$1,313,084	$22,448	$1,335,532

The capital lease obligations noted above are exclusive of interest charges of $2.0 million, $1.7 million, $1.8 million, $1.7 million and $8.9 million for the fiscal years ended February 1, 2014, January 31, 2015, January 30, 2016, January 28, 2017 and thereafter, respectively.

The Company has $24.9 million and $31.5 million in deferred financing fees related to its long term debt instruments recorded in the line item “Other Assets” in the Company’s Consolidated Balance Sheets as of February 2, 2013 and January 28, 2012, respectively. Amortization of deferred financing fees amounted to $5.8 million, $8.3 million and $12.3 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively, and is included in the line item “Interest Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). During Fiscal 2012 the Company recorded $0.5 million of new deferred financing fees and wrote off $1.3 million of deferred financing fees related to the First Amendment of the Term Loan Facility. Amortization expense related to the deferred financing fees as of February 2, 2013 for each of the next four fiscal years and thereafter is estimated to be as follows:

Fiscal years	(in thousands)

2013	$5,700
2014	5,700
2015	5,700
2016	4,900
2017 and Thereafter	2,900

Total	$24,900

Deferred financing fees have a weighted average amortization period of approximately 4.5 years.

10.	Stock Option and Award Plans and Stock-Based Compensation

On April 13, 2006, the Parent’s Board of Directors (the Board) adopted the 2006 Management Incentive Plan (the Plan). The Plan provides for the granting of service-based and performance-based stock options, restricted stock and other forms of awards to directors, executive officers and other key employees of the Company and its subsidiaries. Awards made pursuant to the Plan are comprised of units of Parent’s common stock. Each “unit” consists of nine shares of Class A common stock and one share of Class L common stock of the Parent. The shares comprising a unit are in the same proportion as the shares of Class A and Class L common stock held by all stockholders of the Parent. Options granted pursuant to the Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of the Parent common stock. As of February 2, 2013, there were 730,478 units reserved under the Plan consisting of 6,574,302 shares of Class A common stock of Parent and 730,478 shares of Class L common stock of Parent.

Non-cash stock compensation expense during Fiscal 2012, Fiscal 2011 and Fiscal 2010 amounted to $2.7 million, $5.8 million and $2.2 million, respectively. The table below summarizes the types of stock compensation:

	(in thousands)
	Years Ended
Type of Non-Cash Stock Compensation (a)	February 2, 2013	January 28, 2012	January 29, 2011
Stock Option Compensation (b)	2,260	4,610	1,378
Restricted Stock Compensation (c)	487	1,187	852

Total	$2,747	$5,797	$2,230

(a)	Included in the line item “Selling and Administrative Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).
(b)	Results in expense net of tax of $1.4 million, $2.8 million and $0.8 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.
(c)	Results in expense net of tax of $0.3 million, $0.7 million and $0.5 million during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively.

Stock Options

Options granted during Fiscal 2012, Fiscal 2011 and Fiscal 2010 were all service-based awards granted at exercise prices of (i) $90 per unit and $180 per unit prior through May 1, 2011, (ii) $50 per unit and $120 per unit from May 1, 2011 through May 17, 2012, and (iii) $65 per unit and $120 per unit from and after May 17, 2012.

In April 2011, the Parent’s Board of Directors, in order to reflect the dividends paid in connection with the Company’s February 2011 debt refinancing, approved a reduction of the exercise prices of each then outstanding option from $90 per unit and $180 per unit, respectively, to $30.60 and $120.60 per unit, respectively, without affecting the existing vesting schedules thereof. Upon application of modification accounting, which contemplates fair value of awards both before and after the debt refinancing and related dividends, the stock compensation cost did not change as a result of this modification.

All options granted vest 40% on the second anniversary of the award with the remaining amount vesting ratably over the subsequent three years. The final exercise date for any option granted is the 10th anniversary of the grant date.

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

As of February 2, 2013, there were 424,231 options outstanding to purchase units, all of which are service-based awards. The Company accounts for awards issued under the Plan in accordance with Topic No. 718 using the modified prospective method, which requires companies to record stock compensation expense for all non-vested and new awards. The service-based awards are expensed on a straight-line basis over the requisite service period of five years.

As of February 2, 2013, there was approximately $3.4 million of unearned non-cash stock-based compensation, and 39.8% of outstanding options to purchase units had vested.

Stock option transactions are summarized as follows:

	Number of Units	Weighted Average Exercise Price Per Unit

Options Outstanding January 30, 2010	478,500	$123.70

Options Issued	82,000	120.00
Options Forfeited	(71,001)	120.00

Options Outstanding January 29, 2011	489,499	$123.62

Options Issued	94,500	72.12
Options Exercised	(60,549)	33.97
Options Forfeited	(50,777)	81.56

	Number of Units	Weighted Average Exercise Price Per Unit
Options Outstanding January 28, 2012	472,673	$69.86

Options Issued	59,000	83.16
Options Exercised	(73,940)	30.60
Options Forfeited	(33,502)	77.02

Options Outstanding February 2, 2013	424,231	$76.56

Non-vested stock option unit transactions during Fiscal 2012 are summarized below:

	Number of Units	Weighted Average Grant Date Fair Value Per Unit

Non-Vested Options Outstanding, January 28, 2012	290,464	$34.12

Non-Vested Options Granted	59,000	41.60

Non-Vested Options Vested	(72,937)	41.84

Non-Vested Options Forfeited	(21,070)	43.25

Non-Vested Options Outstanding, February 2, 2013	255,457	$33.70

The following table summarizes information about the options to purchase units that were outstanding under the Plan as well as options that were exercisable under the Plan as of February 2, 2013:

	Options Outstanding		Options Exercisable
Exercise Prices	Number Outstanding At February 2, 2013	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at February 2, 2013	Weighted Average Remaining Contractual Life (Years)
$30.60	164,280	6.2	87,642	5.7
$50.00	54,000	8.5	—	—
$65.00	38,667	9.5	—	—
$120.00	46,333	8.9	—	—
$120.60	106,951	5.0	67,132	4.0
$270.00	14,000	0.1	14,000	0.1

	424,231		168,774

The following table summarizes information about the stock options vested and expected to vest during the contractual term:

Exercise Prices	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
Vested and Expected to Vest as of February 2, 2013
$30.60	136,741	6.1	$30.60
$50.00	43,200	8.5	$50.00
$65.00	30,933	9.5	$65.00
$120.00	37,067	8.9	$120.00
$120.60	93,677	4.8	$120.60
$270.00	14,000	0.1	$270.00

	355,618

Beginning in Fiscal 2011, the fair value of each stock option granted was estimated on the date of grant using the Monte Carlo Simulation option pricing model. Prior to Fiscal 2011, the fair value of each stock option granted was estimated using the Black Scholes option pricing model. The fair value of each stock option granted was estimated using the following assumptions:

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Risk-Free Interest Rate	1.0 – 1.3%	1.3 – 3.4%	1.8 – 3.4%
Expected Volatility	35.00%	31.10%	38.2%
Expected Life (years)	6.6	6.4 – 9.3	6.6 – 9.5
Contractual Life (years)	10.0	10.0	10.0
Expected Dividend Yield	0.0%	0.0%	0.0%
Weighted Average Grant Date Fair Value of Options Issued at an exercise price of:
$30.60	N/A	$34.18	N/A
$50.00	$28.14	$27.06	N/A
$65.00	$47.42	N/A	N/A
$90.00	N/A	N/A	$49.80
$120.00	$30.62	$18.34	N/A
$120.60	N/A	$20.39	N/A
$180.00	N/A	N/A	$34.45

The weighted average grant date fair value of options granted has varied from period to period due to changes in the Company’s business enterprise value. For additional information related to enterprise value, refer to Note 6 to the Company’s Consolidated Financial Statements entitled “Goodwill.”

Restricted Stock Awards

Under the Plan, the Company also has the ability to grant restricted stock awards (Awards). During Fiscal 2012, the Company granted 5,000 Awards. During Fiscal 2011 and Fiscal 2010, the Company did not grant any Awards. The fair value of each unit of restricted stock granted under the Plan is estimated on the date of grant using inputs that include the Company’s business enterprise value, the book value of outstanding debt and the number of shares of common stock outstanding. All Awards of restricted stock granted to date under the Plan are service-based awards. Awards of restricted stock are expensed on a straight-line basis over the requisite service period of three years. Following a change of control, as defined by the Plan, all unvested Awards shall accelerate and vest as of the date of such change of control.

As of February 2, 2013, there was approximately $0.2 million of unearned non-cash stock-based compensation that the Company expects to recognize as an expense over the next 2.3 years. At February 2, 2013, 91,460 of the outstanding Awards of restricted stock had vested.

Award Grant, Vesting and Forfeiture transactions during Fiscal 2012 are summarized below:

	Number of Awards	Weighted Average Grant Date Fair Value Per Awards

Non-Vested Awards Outstanding, January 28, 2012	28,122	$45.96

Awards Granted	5,000	61.12

Awards Vested	(28,122)	45.96

Non-Vested Awards Outstanding, February 2, 2013	5,000	$61.12

11.	Lease Commitments

The Company leases stores, distribution facilities and office space under operating and capital leases that will expire principally during the next thirty years. The leases typically include renewal options and escalation clauses and provide for contingent rentals based on a percentage of gross sales.

The following is a schedule of future minimum lease payments having an initial or remaining term in excess of one year:

	(in thousands)
Fiscal Years	Operating Leases (a)	Capital Leases

2013	$219,891	$2,733
2014	222,007	2,527
2015	199,363	2,865
2016	182,863	2,865
2017 and Thereafter	712,533	28,324

Total Minimum Lease Payments	1,536,657	39,314
Amount Representing Interest	—	(16,082)

Total Future Minimum Lease Payments	$1,536,657	$23,232

a)	Total future minimum lease payments include $60.8 million related to options to extend lease terms that are reasonably assured of being exercised and also includes $100.5 million of minimum lease payments for ten stores that the Company has committed to open during Fiscal 2013.

The above schedule of future minimum lease payments has not been reduced by future minimum sublease rental income of $43.9 million relating to operating leases under non-cancelable subleases and other contingent rental agreements.

The following is a schedule of net rent expense for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	(in thousands)
	Year Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Rent Expense:
Minimum Rental Payments	$219,982	$197,327	$182,473
Contingent Rental Payments	3,056	2,689	1,882
Straight-Line Rent Expense	12,115	9,211	10,639
Lease Incentives Amortization	(18,590)	(15,869)	(13,043)
Amortization of Purchased Lease Rights	1,033	901	857

Total Rent Expense	217,596	194,259	182,808

Less All Rental Income	(19,721)	(19,113)	(17,711)

Total Net Rent Expense	$197,875	$175,146	$165,097

12.	Employee Retirement Plans

The Company maintains separate defined contribution 401(k) retirement savings and profit-sharing plans covering employees in the United States and Puerto Rico who meet specified age and service requirements. The discretionary profit sharing component (which the Company has not utilized for seven years and has no current plans to utilize) is entirely funded by the Company, and the Company also makes additional matching contributions to the 401(k) component of the plans. In addition to the Company’s contributions, participating employees can voluntarily elect to contribute a percentage of their earnings to the 401(k) component of the plans (up to certain prescribed limits) through a cash or deferred (salary deferral) feature qualifying under Section 401(k) of the Internal Revenue Code (401(k) Plan). Under the Company’s 401(k) Plan, the Company is able to utilize monies recovered through forfeitures to fund some or all of the annual 401(k) Plan Match expense. A forfeiture is the portion of the Company’s profit sharing contribution that is lost by a 401(k) Plan participant who terminates employment prior to becoming fully vested in such contribution.

During Fiscal 2012, the Company recorded $4.3 million of 401(k) Plan Match expense. The Company used $0.3 million of 401(k) Plan forfeitures during Fiscal 2012 to fund a portion of the 401(k) Plan Match for the 2012 401(k) Plan Year, which ended on December 31, 2012.

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

13.	Restructuring and Separation Costs

The Company accounts for restructuring and separation costs in accordance with ASC Topic No. 420, “Exit or Disposal Cost Obligations” (Topic No. 420). In accordance with Topic No. 420, the Company recorded a liability for one-time benefit costs related to the Company’s reorganization of certain positions within its stores and corporate locations during Fiscal 2012 and Fiscal 2011.

During Fiscal 2012 and Fiscal 2011, in an effort to improve workflow efficiencies and realign certain responsibilities, the Company effected a reorganization of certain positions within its stores and corporate locations. These changes to the Company’s workforce during Fiscal 2012 and Fiscal 2011 resulted in severance and restructuring charges of $3.0 million and $7.4 million, respectively, which were recorded in the line item “Restructuring and Separation Costs” in the Company’s Consolidated Statement of Operations and Comprehensive (Income) Loss.

The table below summarizes the charges and payments related to the Company’s restructuring and separation costs, which are included in the line items “Other Current Liabilities” in the Company’s Consolidated Balance Sheet:

	(in thousands)
	January 28, 2012	Charges	Cash Payments	February 2, 2013
Severance-Restructuring	$—	$1,225	$(1,225)	$—
Severance-Separation Cost	979	1,774	(2,156)	597

Total	$979	$2,999	$(3,381)	$597

	(in thousands)
	January 29, 2011	Charges	Cash Payments	January 28, 2012
Severance-Restructuring	$6	$5,011	$(5,017)	$—
Severance-Separation Cost	1,231	2,427	(2,679)	979

Total	$1,237	$7,438	$(7,696)	$979

14.	Income Taxes

Earnings (Loss) before income taxes are as follows for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	(in thousands)
	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Domestic	$33,625	$(7,618)	$52,796
Foreign	(4,460)	(2,802)	332

Total Earnings (Loss) before income taxes	$29,165	$(10,420)	$53,128

Income tax expense (benefit) is as follows for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	(in thousands)
	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011
Current:
Federal	$13,813	$(11,847)	$11,229
State	(3,704)	5,901	9,159
Foreign	291	2,499	856

Subtotal	10,400	(3,447)	21,244

Deferred:

Federal	(3,386)	903	3,241

State	(3,519)	(1,235)	(1,622)
Foreign	369	(369)	(733)

Subtotal	(6,536)	(701)	886

Total income tax expense (benefit)	$3,864	$(4,148)	$22,130

The tax rate reconciliations are as follows for Fiscal 2012, Fiscal 2011 and Fiscal 2010:

	Years Ended
	February 2, 2013	January 28, 2012	January 29, 2011

Tax at statutory rate (%)	35.0%	(35.0)%	35.0%

State income taxes, net of federal	5.8	(9.5)	8.9
Change in valuation allowance	1.8	14.8	(2.3)
Permanent Items	(1.4)	13.3	0.5
Tax credits	(11.7)	(30.5)	(2.6)
Tax reserves	(14.1)	(11.6)	2.2
Impact of Change in State Tax Laws and Rates	(2.1)	9.0	—
Foreign Taxes	(1.2)	9.7	—
Other	1.2	—	—

Effective tax rate (%)	13.3%	(39.8)%	41.7%

The tax effects of temporary differences are included in deferred tax accounts as follows:

	(in thousands)
	February 2, 2013		January 28, 2012
Period Ended	Tax Assets	Tax Liabilities	Tax Assets	Tax Liabilities

Current deferred tax assets and liabilities:

Allowance for doubtful accounts	$32	$—	$33	$—
Compensated absences	743	—	659	—
Inventory costs and reserves capitalized for tax purposes	6,977	—	9,845	—
Insurance reserves	6,985	—	6,863	—
Prepaid items and other items deductible for tax purposes	—	17,355	—	10,152

Sales return reserves	2,890	—	3,031	—
Reserves	331	—	2,383	—
Accrued interest	19	—	1,044	—
Prepaid items taxable for tax purposes	1,546	—	1,539	—
Deferred revenue	1,062	—	811	—
Employee benefit accrual	4,641	—	6,115	—
Deferred gain	—	1,203	—	—
Other	268	—	2,135	—
Valuation allowance	(803)	—	(1,063)	—

Total Current deferred tax assets and liabilities	$24,691	$18,558	$33,395	$10,152

Non-Current deferred tax assets and liabilities:

Property and equipment basis adjustments	$—	$130,793	$—	$136,663
Deferred rent	28,266	—	25,761	—
Intangibles – Long-Lived	—	124,129	—	138,557
Intangibles – Indefinite-Lived	—	93,368	—	93,614
Insurance reserves	12,253	—	11,994	—
Employee benefit compensation	4,373	—	4,816	—

State net operating losses (net of federal benefit)	9,206	—	9,845	—
Prepaid items taxable for tax purposes	5,341	—	6,698	—
Landlord allowances	29,673	—	28,640	—
Accrued interest	2,991	—	2,456	—
Other	553	—	5,267	—
State Credits	2,366	—	—	—
Federal and Puerto Rico Tax Credits	7,008	—	2,658	—
Valuation allowance	(7,079)	—	(6,286)	—

Total non-current deferred tax assets and liabilities	$94,951	$348,290	$91,849	$368,834

Net Deferred Tax Liability		$247,206		$253,742

The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, the Company believes no valuation allowances for federal income taxes are necessary.

The Company also determined that it is more likely than not that the benefit from certain state net operating loss carry forwards will not be realized. Therefore, as of February 2, 2013 and January 28, 2012, valuation allowances of $5.8 million and $6.1 million were recorded. In addition, management also determined that a valuation allowance of $2.0 million and $1.2 million was required against the tax benefit associated with Puerto Rico as of February 2, 2013 and January 28, 2012, respectively. If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets will be recorded to the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits (exclusive of interest and penalties) is as follows:

(in thousands)
Gross Unrecognized Tax Benefits, Exclusive of Interest and Penalties
Ending balance at January 30, 2010	$23,205
Additions for tax positions of the current year	—
Additions for tax positions of prior years	1,590
Reduction for tax positions of prior years	(1,524)
Settlements	—
Lapse of statute of limitations	—

Ending balance at January 29, 2011	$23,271
Additions for tax positions of the current year	—
Additions for tax positions of prior years	6,383
Reduction for tax positions of prior years	(7,505)
Settlements	—
Lapse of statute of limitations	—

Ending balance at January 28, 2012	$22,149

Additions for tax positions of the current year	0
Additions for tax positions of prior years	0
Reduction for tax positions of prior years	(5,225)
Settlements	0
Lapse of statute of limitations	0

Ending balance at February 2, 2013	$16,924

As of February 2, 2013, the Company reported total unrecognized benefits of $16.9 million, of which $6.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded a reduction of $2.1 million of interest and penalties during Fiscal 2012 in the line item “Income Tax Expense (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Cumulative interest and penalties of $10.4 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of February 2, 2013. The Company recognizes interest and penalties related to unrecognized tax benefits as part of income taxes. Within the next twelve months, the Company does not expect any significant changes in its unrecognized tax benefits.

As of January 28, 2012, the Company reported total unrecognized benefits of $22.1 million, of which $8.5 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded $0.1 million of interest and penalties during Fiscal 2011 in the line item “Income Tax (Benefit) Expense” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Cumulative interest and penalties of $12.5 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of January 28, 2012.

As of January 29, 2011, the Company reported total unrecognized benefits of $23.3 million, of which $9.1 million would affect the Company’s effective tax rate if recognized. As a result of previous positions taken, the Company recorded $1.8 million of interest and penalties during the Transition Period in the line item “Income Tax Expense (Benefit)” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). Cumulative interest and penalties of $12.6 million have been recorded in the line item “Other Liabilities” in the Company’s Consolidated Balance Sheet as of January 29, 2011.

The Company files tax returns in the U.S. federal jurisdiction, Puerto Rico and various state jurisdictions. The Company is open to examination by the IRS under the applicable statutes of limitations for fiscal years 2009 through 2012. The Company or its subsidiaries’ state income tax returns are open to audit for the fiscal years 2008 through 2012, which includes the Transition Period, under the applicable statutes of limitations. There are ongoing state audits in several jurisdictions and the Company has accrued for possible exposures as required under Topic No. 740.

15.	Fair Value of Financial Instruments

The Company accounts for fair value measurements in accordance with Topic No. 820 which defines fair value, establishes a framework for measurement and expands disclosure about fair value measurements. Topic No. 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price), and classifies the inputs used to measure fair value into the following hierarchy:

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

Financial Assets

The Company’s financial assets as of February 2, 2013 and January 28, 2012 include cash equivalents, interest rate cap agreements and a note receivable. The Company’s financial liabilities are discussed below. The carrying value of cash equivalents approximates fair value due to its short-term nature. The fair value of the interest rate cap agreements are determined using quotes that are based on models whose inputs are observable LIBOR forward interest rate curves. To comply with the provisions of Topic No. 820, the Company incorporates credit valuation adjustments to appropriately reflect both the Company’s non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of the Company’s interest rate cap agreements for the effect of non-performance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees. As a result, the Company has determined that the inputs used to value this investment fall within Level 2 of the fair value hierarchy.

The fair value of the note receivable is based on a discounted cash flow analysis whose inputs are unobservable, and therefore it falls within Level 3 of the fair value hierarchy.

Although the Company has determined that the majority of the inputs used to value its interest rate cap agreements fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s interest rate cap agreements utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default. As of February 2, 2013, the Company recorded credit valuation adjustments of $0.1 million to the overall valuation of the Company’s interest rate cap agreements. The credit valuation adjustment is not considered significant to the valuation of each of the individual interest rate cap agreements and as a result, the Company has determined that its interest rate cap agreement valuations in their entirety are classified as Level 2 within the fair value hierarchy.

The fair values of the Company’s financial assets and the hierarchy of the level of inputs are summarized below:

	(in thousands)
	Fair Value Measurements at February 2, 2013	Fair Value Measurements at January 28, 2012

Assets:
Level 1
Cash equivalents (including restricted cash)	$34,972	$34,915

Level 2
Interest rate cap agreements (a)	$69	$114

Level 3
Note Receivable (b)	$385	$763

(a)	Included in “Other Assets” within the Company’s Consolidated Balance Sheets (refer to Note 8 of the Company’s Consolidated Financial Statements, entitled “Derivative Instruments and Hedging Activities” for further discussion regarding the Company’s interest rate cap agreements).
(b)	Included in “Prepaid and Other Current Assets” on the Company’s Consolidated Balance Sheets. The change in the fair value of our Level 3 note receivable is related to the Company receiving a partial payment in the amount of $0.5 million, which was partially offset by unrealized gains in the amount of $0.1 million.

Financial Liabilities

The fair values of the Company’s financial liabilities are summarized below:

	(in thousands)
	February 2, 2013		January 28, 2012
	Carrying Amount (b)	Fair Value (b)	Carrying Amount (b)	Fair Value (b)
$1,000,000 Senior Secured Term Loan Facility, LIBOR (with a floor of 1.5%) plus 4.8%, matures with balance due on February 23, 2017.	$863,084	$874,232	$949,123	$945,247
$450,000 Senior Notes, 10%, due to maturity on February 15, 2019, semi-annual interest payments on August 15 and February 15, from February 15, 2013 to February 15, 2019.	450,000	489,938	450,000	432,000
$600,000 ABL Senior Secured Revolving Facility, Libor plus spread based on average outstanding balance, expires September 2, 2016 (a)	—	—	190,000	190,000

Total debt	$1,313,084	$1,364,170	$1,589,123	$1,567,247

(a)	The carrying value of the ABL Line of Credit approximates its fair value due to its short term nature (borrowings are typically done in 30 day increments) and its variable interest rate.
(b)	Capital lease obligations are excluded from the table above.

As of February 2, 2013, the fair value of the Company’s debt, exclusive of capital leases, was $1,364.2 million compared with the carrying value of $1,313.1 million. The fair values presented herein are based on pertinent information available to management as of the respective year end dates. The estimated fair values of the Company’s debt are classified as Level 2 in the fair value hierarchy. Although management is not aware of any factors that could significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ from amounts presented herein.

Due to the short term nature of the Company’s accounts receivable and accounts payable, the recorded values approximate fair value.

16.	Commitments and Contingencies

Legal

The Company establishes reserves relating to legal claims, in connection with litigation to which the Company is party from time to time in the ordinary course of business. The aggregate amount of such reserves was $0.9 million and $6.1 million as of February 2, 2013 and January 28, 2012, respectively. The decrease in the legal reserve from Fiscal 2011 to Fiscal 2012 is due to the settlement of litigation during Fiscal 2012.

Like many retailers, we have been named in class or collective actions on behalf of various groups alleging violations of federal and state wage and hour and other labor statutes, and alleged violation of state consumer and/or privacy protection statutes. In the normal course of business, we are also party to various other lawsuits and regulatory proceedings including, among others, commercial, product, product safety, employee, customer, intellectual property and other claims. Actions against us are in various procedural stages. Many of these proceedings raise factual and legal issues and are subject to uncertainties.

While the Company does not believe that the amount of loss in excess of those recorded could be material to the Company’s financial position, any such loss could have a material adverse effect on the Company’s results of operations in the period(s) during which the underlying matters are resolved.

Lease Guarantees

During Fiscal 2007, we sold lease rights for three store locations that were previously operated by us. In the event of default by the assignee, we could be liable for obligations associated with these real estate leases which have future lease related payments (not discounted to present value) of approximately $0.8 million through the end of our fiscal year ending February 1, 2014. The scheduled future aggregate minimum rentals for these leases in the fiscal year following Fiscal 2012 are $0.8 million. We believe the likelihood of a material liability being triggered under these leases is remote, and no liability has been accrued for these contingent lease obligations as of February 2, 2013.

Letters of Credit

The Company had irrevocable letters of credit in the amounts of $35.3 million as of both February 2, 2013 and January 28, 2012, respectively.

Letters of credit outstanding as of February 2, 2013 and January 28, 2012 amounted to $26.7 million and $27.7 million, respectively, guaranteeing performance under various lease agreements, insurance contracts, and utility agreements. The Company also had outstanding letters of credit arrangements in the aggregate amount of $8.6 million and $7.6 million at February 2, 2013 and January 28, 2012, respectively, related to certain merchandising agreements. Based on the terms of the credit agreement relating to the ABL Line of Credit, the Company had available letters of credit of $422.7 million and $242.6 million as of February 2, 2013 and January 28, 2012, respectively.

Purchase Commitments

The Company had $577.6 million of purchase commitments related to goods or services that were not received as of February 2, 2013.

Death Benefits

In November of 2005, the Company entered into agreements with three of the Company’s former executives whereby upon each of their deaths, the Company will pay $1.0 million to the respective designated beneficiary.

17.	Related Party Transactions

In connection with the purchase of the Company by Bain Capital in April of 2006, the Company entered into an advisory agreement with Bain Capital (the Advisory Agreement) pursuant to which Bain Capital provides management, consulting, financial and other advisory services. Pursuant to the agreement, Bain Capital is paid a periodic fee of $1.0 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of certain financing, acquisition, disposition or change of control or similar transaction by or involving the Company. Fees paid to Bain Capital amounted to $4.3 million per year during Fiscal 2012, Fiscal 2011 and Fiscal 2010, and are included in the line item “Selling and Administrative Expenses” in the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss). The Advisory Agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless the Company or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control of the Company. If the Advisory Agreement is terminated early, Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the 10-year term.

As of February 2, 2013 and January 28, 2012, the Company had $0.6 million and $0.7 million of prepaid advisory fees related to the Advisory Agreement, respectively, recorded within the line item “Prepaid and Other Current Assets” in the Company’s Consolidated Balance Sheets.

Bain Capital, either directly or through affiliates, has ownership interests in a broad range of companies (Portfolio Companies) with whom the Company may from time to time enter into commercial transactions in the ordinary course of business, primarily for the purchase of goods and services. The Company believes that none of the Company’s transactions or arrangements with Portfolio Companies is significant enough to be considered material to Bain Capital or to its business.

The brother-in-law of one of the Company’s Executive Vice Presidents is an independent sales representative of one of the Company’s suppliers of merchandise inventory. This relationship predated the commencement of the Executive Vice President’s employment with the Company. The Company has determined that the dollar amount of purchases through such supplier represents an insignificant amount of its inventory purchases.

On February 14, 2013, Burlington Holdings, Inc., Burlington Coat Factory Holdings, Inc., BCFWC and Bain Capital Partners, LLC entered into an Amended and Restated Advisory Agreement, which amended the Advisory Agreement, dated April 13, 2006, by and among BCFWC, Burlington Coat Factory Holdings, Inc. and Bain Capital Partners, LLC, to add Burlington Holdings, Inc. as a party thereto.

18.	Dividends

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

Dividends equal to $1.7 million, $297.9 million and $0.3 million were paid during Fiscal 2012, Fiscal 2011 and Fiscal 2010, respectively. In connection with the offering of the Notes and the refinancing of the Term Loan facility during Fiscal 2011, in accordance with the credit agreements, the Company declared a cash dividend of approximately $300.0 million in the aggregate, on a pro rata basis to the equity holders of Parent. Of the $300.0 million declared dividend, $297.9 million was paid in Fiscal 2011. Of the remaining $2.1 million, $1.7 million was paid during Fiscal 2012 and $0.4 million was forfeited and reverted back to the Company a result of certain members of management forfeiting their shares before they became fully vested. Dividends paid in Fiscal 2010 were paid to Parent in order to repurchase capital stock of the Parent from executives who left the Company, which are permissible under our debt agreements.

Subsequent to the end of Fiscal 2012, on February 15, 2013, BCFWC entered into Amendment No. 2 to its Term Loan Credit Agreement (Second Amendment) which allows the Company to make dividend payments under limited circumstances. Refer to Note 19 to the Company’s Consolidated Financial Statements entitled “Subsequent Events” for further detail of the amendment.

19.	Subsequent Events

Subsequent to the end of Fiscal 2012, on February 15, 2013, BCFWC entered into the Second Amendment. The Second Amendment creates a restricted payments basket of $25 million and permits BCFWC to use the “available amount” to make restricted payments (which basket includes retained excess cash flow, in an amount not to exceed 50% of BCFWC’s consolidated net income (as defined in the existing senior notes) since the second quarter of Fiscal 2011), in each case so long as certain conditions are satisfied. In connection with this amendment, the Company incurred a $1.5 million amendment fee that will be capitalized and included in the line item “Other Assets” on the Company’s Consolidated Balance Sheet. Additionally, the Company incurred $8.9 million of additional fees, inclusive of an $8.7 million fee payable to Bain Capital, for various consulting and advisory services. These fees will be included in the line item “Selling and Administrative Expenses” on the Company’s Consolidated Statements of Operations and Comprehensive Income (Loss).

On February 20, 2013, Burlington Holdings, LLC (Indirect Parent), the indirect parent company of Holdings, and Burlington Holdings Finance, Inc., the wholly-owned subsidiary of Indirect Parent (collectively the Issuers), completed the offering of $350 million aggregate principal amount of Senior Notes due 2018 (2018 Notes) at an issue price of 98.00%. The 2018 Notes are senior unsecured obligations of the Issuers, and the Issuers are not obligors or guarantors under BCFWC’s existing senior secured credit facilities or indenture. Additionally, as none of the Issuers’ subsidiaries, are obligors or guarantors under the 2018 Notes, the debt is recorded on the Issuers’ financial statements only and is not included in the Company’s financial statements.

Interest is payable on the Senior Notes on each February 15 and August 15, commencing August 15, 2013. The first interest payment on the 2018 Notes will be payable in cash. For each interest period thereafter, the Issuers will be required to pay interest on the 2018 Notes entirely in cash, unless certain conditions are satisfied, in which case the Issuers will be entitled to pay, to the extent described in the indenture governing the 2018 Notes, interest on the 2018 Notes by increasing the principal amount of the 2018 Notes or by issuing new notes (such increase being referred to herein as PIK interest). Cash interest on the 2018 Notes will accrue at the rate of 9.00% per annum. PIK interest on the 2018 Notes will accrue at the rate of 9.75% per annum. The Company intends to pay Indirect Parent a semi annual dividend in order for Indirect Parent to make payment on the semi annual cash interest.

In February 2013, the Issuers used the net proceeds from the offering of the 2018 Notes to pay a special cash dividend of approximately $336 million, in the aggregate, to Indirect Parent’s sole member, Burlington Holdings, Inc., which in turn distributed the proceeds to its stockholders. BCFWC paid a dividend to the Issuers of $4.8 million in order to pay certain fees in connection with the issuance of the 2018 Notes, inclusive of a $3.5 million fee to Bain Capital for various consulting and advisory services.

On February 14, 2013, Parent, and its principal shareholders (Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC) entered into a Termination Agreement, pursuant to which the Stockholders Agreement among each of them and the other stockholders of Parent, dated as of April 13, 2006 (Prior Stockholders Agreement) was terminated. On February 14, 2013, Burlington Holdings, Inc. and the investors and managers from time to time party thereto, entered into a Stockholders Agreement (New Stockholders Agreement). The terms of the New Stockholders Agreement are substantially similar to the terms of the Prior Stockholders Agreement.

20.	Consolidated Guarantor Data

Holdings and subsidiaries of BCFWC have fully, jointly, severally and unconditionally guaranteed the Notes. In addition, Holdings and certain subsidiaries of BCFWC fully, jointly, severally and unconditionally guarantee BCFWC’s obligations under the $600 million ABL Line of Credit and Term Loan Facility. The following consolidating financial statements present the financial position, results of operations and cash flows of Holdings, BCFW and the guarantor subsidiaries.

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of February 2, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$39,658	$3,678	$—	$43,336
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	24,216	17,518	—	41,734
Merchandise Inventories	—	—	680,190	—	680,190
Deferred Tax Assets	—	1,223	4,910	—	6,133
Prepaid and Other Current Assets	—	35,293	30,759	—	66,052
Prepaid Income Taxes	—	5,268	1,950	—	7,218
Intercompany Receivable	—	—	747,405	(747,405)	—
Assets Held for Disposal	—	—	191	—	191

Total Current Assets	—	140,458	1,486,601	(747,405)	879,654

Property and Equipment – Net of Accumulated Depreciation	—	72,283	806,022	—	878,305
Tradenames		238,000	—	—	238,000
Favorable Leases – Net of Accumulated Amortization	—	—	322,081	—	322,081
Goodwill	—	47,064	—	—	47,064
Other Assets	—	24,968	88,010	—	112,978
Investment in Subsidiaries	—	2,219,139	—	(2,219,139)	—

Total Assets	$—	$2,741,912	$2,702,714	$(2,966,544)	$2,478,082

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:

Accounts Payable	$—	$500,406	$—	$—	$500,406
Other Current Liabilities	—	119,277	119,588	—	238,865
Intercompany Payable	—	747,405	—	(747,405)	—
Current Maturities of Long Term Debt	—	—	784	—	784

Total Current Liabilities	—	1,367,088	120,372	(747,405)	740,055

Long Term Debt	—	1,313,084	22,448	—	1,335,532
Other Liabilities	—	50,955	178,470	—	229,425
Deferred Tax Liability	—	91,054	162,285	—	253,339
Investment in Subsidiaries	80,269	—	—	(80,269)	—

Commitments and Contingencies

Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	479,572	479,572	1,063,182	(1,542,754)	479,572
Accumulated (Deficit) / Retained Earnings	(559,841)	(559,841)	1,155,957	(596,116)	(559,841)

Total Stockholder’s (Deficit) Equity	(80,269)	(80,269)	2,219,139	(2,138,870)	(80,269)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,741,912	$2,702,714	$(2,966,544)	$2,478,082

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(All amounts in thousands)

	As of January 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$11,522	$24,142	$—	$35,664
Restricted Cash and Cash Equivalents	—	34,800	—	—	34,800
Accounts Receivable	—	21,037	19,082	—	40,119
Merchandise Inventories	—	—	682,260	—	682,260
Deferred Tax Assets	—	10,008	13,235	—	23,243
Prepaid and Other Current Assets	—	13,628	26,434	—	40,062
Prepaid Income Taxes	—	18,964	2,355	—	21,319
Intercompany Receivable	—	—	471,255	(471,255)	—
Assets Held for Disposal	—	—	521	—	521

Total Current Assets	—	109,959	1,239,284	(471,255)	877,988

Property and Equipment – Net of Accumulated Depreciation	—	80,220	784,995	—	865,215
Tradenames		238,000	—	—	238,000
Favorable Leases – Net of Accumulated Amortization	—	—	359,903	—	359,903

Goodwill	—	47,064	—	—	47,064
Investment in Subsidiaries	—	1,995,796	—	(1,995,796)	—
Other Assets	—	31,696	81,277	—	112,973

Total Assets	$—	$2,502,735	$2,465,459	$(2,467,051)	$2,501,143

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:

Accounts Payable	$—	$276,285	$—	$—	$276,285
Other Current Liabilities	—	134,874	86,469	—	221,343
Intercompany Payable	—	471,255	—	(471,255)	—
Current Maturities of Long Term Debt	—	6,953	706	—	7,659

Total Current Liabilities	—	889,367	87,175	(471,255)	505,287

Long Term Debt	—	1,582,169	23,295	—	1,605,464
Other Liabilities	—	56,909	167,443	—	224,352
Deferred Tax Liability	—	85,235	191,750	—	276,985
Investment in Subsidiaries	110,945	—	—	(110,945)	—

Commitments and Contingencies	—	—	—	—	—

Stockholder’s (Deficit) Equity:
Common Stock	—	—	—	—	—
Capital in Excess of Par Value	474,569	474,569	1,063,180	(1,537,749)	474,569
Accumulated (Deficit)/Retained Earnings	(585,514)	(585,514)	932,616	(347,102)	(585,514)

Total Stockholder’s (Deficit) Equity	(110,945)	(110,945)	1,995,796	(1,884,851)	(110,945)

Total Liabilities and Stockholder’s Equity (Deficit)	$—	$2,502,735	$2,465,459	$(2,467,051)	$2,501,143

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(All amounts in thousands)

	For the Year Ended February 2, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$4,131,379	$—	$4,131,379
Other Revenue	—	417	33,708	—	34,125

Total Revenue	—	417	4,165,087	—	4,165,504

COSTS AND EXPENSES:
Cost of Sales	—	—	2,530,124	—	2,530,124
Selling and Administrative Expenses	—	190,968	1,125,889	—	1,316,857
Restructuring and Separation Costs	—	2,209	790	—	2,999
Depreciation and Amortization	—	25,817	140,969	—	166,786
Impairment Charges – Long-Lived Assets	—	1,380	10,159	—	11,539
Other Income, Net	—	(3,074)	(5,041)	—	(8,115)
Loss on Extinguishment of Debt	—	2,222	—	—	2,222
Interest Expense	—	111,901	2,026	—	113,927
Loss (Earnings) from Equity Investment	(25,301)	(223,342)	—	248,643	—

Total Costs and Expenses	(25,301)	108,081	3,804,916	248,643	4,136,339

Income (Loss) Before Provision (Benefit) for Income Tax	25,301	(107,664)	360,171	(248,643)	29,165
(Benefit) Provision for Income Tax	—	(132,965)	136,829	—	3,864

Net Income (Loss)	$25,301	$25,301	$223,342	$(248,643)	$25,301

Total Comprehensive Income (Loss)	$25,301	$25,301	$223,342	$(248,643)	$25,301

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(All amounts in thousands)

	For the Year Ended January 28, 2012
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$—	$3,854,134	$—	$3,854,134
Other Revenue	—	349	33,048	—	33,397

Total Revenue		349	3,887,182	—	3,887,531

COSTS AND EXPENSES:	—
Cost of Sales	—	—	2,363,464	—	2,363,464
Selling and Administrative Expenses	—	180,991	1,034,310	—	1,215,301
Restructuring and Separation Costs	—	4,568	2,870	—	7,438
Depreciation and Amortization	—	23,240	129,830	—	153,070
Impairment Charges – Long-Lived Assets	—	—	1,735	—	1,735
Other Income, Net	—	(5,979)	(3,963)	—	(9,942)
Loss on Extinguishment of Debt	—	36,042	1,722	—	37,764
Interest Expense	—	125,853	3,268	—	129,121
Loss (Earnings) from Equity Investment	6,272	(213,060)	—	206,788	—

Total Costs and Expenses	6,272	151,655	3,533,236	206,788	3,897,951

(Loss) Income Before (Benefit) Provision for Income Tax	(6,272)	(151,306)	353,946	(206,788)	(10,420)
(Benefit) Provision for Income Tax	—	(145,034)	140,886	—	(4,148)

Net (Loss) Income	$(6,272)	$(6,272)	$213,060	$(206,788)	$(6,272)

Total Comprehensive Income (Loss)	$(6,272)	$(6,272)	$213,060	$(206,788)	$(6,272)

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income (Loss)

(All amounts in thousands)

	For the Year Ended January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
REVENUES:
Net Sales	$—	$862	$3,668,740	$—	$3,669,602
Other Revenue	—	477	31,010	—	31,487

Total Revenue		1,339	3,699,750	—	3,701,089

COSTS AND EXPENSES:	—
Cost of Sales	—	825	2,251,521	—	2,252,346
Selling and Administrative Expenses	—	165,450	991,163	—	1,156,613
Restructuring and Separation Costs	—	1,256	944	—	2,200
Depreciation and Amortization	—	18,159	128,600	—	146,759
Impairment Charges – Long-Lived Assets	—	61	2,019	—	2,080
Other Income, Net	—	(6,541)	(4,805)	—	(11,346)
Interest Expense	—	82,302	17,007	—	99,309
(Earnings) Loss from Equity Investment	(30,998)	(182,798)	—	213,796	—

Total Costs and Expenses	(30,998)	78,714	3,386,449	213,796	3,647,961

Income (Loss) Before Provision (Benefit) for Income Tax	30,998	(77,375)	313,301	(213,796)	53,128
(Benefit) Provision for Income Tax	—	(108,373)	130,503	—	22,130

Net Income (Loss)	$30,998	$30,998	$182,798	$(213,796)	$30,998

Total Comprehensive Income (Loss)	$30,998	$30,998	$182,798	$(213,796)	$30,998

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(All amounts in thousands)

	For the Year Ended February 2, 2013
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$—	$63,147	$389,362	$—	$452,509

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	—	(32,908)	(133,813)	—	(166,721)
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	—	—	1,435	—	1,435
Lease Acquisition Costs	—	—	(530)	—	(530)

Net Cash Used in Investing Activities	—	(32,908)	(132,908)	—	(165,816)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	—	459,800	—	—	459,800
Proceeds from Long-Term Debt – Term Loan	—	116,913	—	—	116,913
Principal Payments on Long-Term Debt – ABL Line of Credit	—	(649,800)	—	—	(649,800)
Principal Payments on Long-Term Debt	—	—	(768)	—	(768)
Principal Payments on Long-Term Debt – Term Loan	—	(205,749)	—	—	(205,749)
Debt Issuance Cost	—	(459)	—	—	(459)
Proceeds from Stock Option Exercises and Related Tax Benefits	—	2,753	—	—	2,753
Intercompany Borrowings (Payments)	—	276,150	(276,150)	—	—
Payment of Dividends	(1,711)	(1,711)	—	1,711	(1,711)
Receipt of Dividends	1,711	—	—	(1,711)	—

Net Cash Used in Financing Activities	—	(2,103)	(276,918)	—	(279,021)

Increase in Cash and Cash Equivalents	—	28,136	(20,464)	—	7,672
Cash and Cash Equivalents at Beginning of Period	—	11,522	24,142	—	35,664

Cash and Cash Equivalents at End of Period	$—	$39,658	$3,678	$—	$43,336

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

Burlington Coat Factory Investments Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(All amounts in thousands)

	For the Year Ended January 29, 2011
	Holdings	BCFW	Guarantors	Eliminations	Consolidated
OPERATING ACTIVITIES

Net Cash Provided by Operations	$—	$(63,440)	$272,144	$—	$208,704

INVESTING ACTIVITIES
Cash Paid for Property and Equipment	—	(37,533)	(94,598)	—	(132,131)
Change in Restricted Cash and Cash Equivalents	—	(27,659)	—	—	(27,659)
Proceeds from Sale of Property and Equipment and Assets Held for Disposal	—	—	(38)	—	(38)
Lease Acquisition Costs	—	—	(422)	—	(422)
Redemption of Investment in Money Market Fund	—	—	240	—	240
Other		48	—	—	48

Net Cash Used in Investing Activities	—	(65,144)	(94,818)	—	(159,962)

FINANCING ACTIVITIES
Proceeds from Long-Term Debt – ABL Line of Credit	—	204,200	—	—	204,200
Principal Payments on Long-Term Debt	—	—	(1,998)	—	(1,998)
Principal Payments on Long-Term Debt – Term Loan	—	(87,202)	—	—	(87,202)
Principal Payments on Long-Term Debt – ABL Line of Credit	—	(156,800)	—	—	(156,800)

Debt Issuance Cost	—	(1,227)	—	—	(1,227)
Intercompany Borrowings (Payments)	—	172,856	(172,856)	—	—
Payment of Dividends	(251)	(251)	—	251	(251)
Receipt of Dividends	251	—	—	(251)	—

Net Cash Used in Financing Activities	—	131,576	(174,854)	—	(43,278)

Increase in Cash and Cash Equivalents	—	2,992	2,472	—	5,464
Cash and Cash Equivalents at Beginning of Period	—	4,176	20,574	—	24,750

Cash and Cash Equivalents at End of Period	$—	$7,168	$23,046	$—	$30,214

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC. AND SUBSIDIARIES

Schedule II – Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

Description	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts (1)	Accounts Written Off or Deductions (2)	Balance at End of Period

Year ended February 2, 2013
Allowance for doubtful accounts	$85	$115	$—	$119	$81
Sales reserves	$2,303	$(532)	$—	$1,003	$2,774
Year ended January 28, 2012
Allowance for doubtful accounts	$175	$1,211	$—	$1,301	$85
Sales reserves	$2,423	$173	$268,046	$268,339	$2,303
Year ended January 29, 2011
Allowance for doubtful accounts	$513	$2,098	$—	$2,436	$175
Sales reserves	$2,275	$(224)	$264,585	$264,213	$2,423

Notes:

(1)	Charged to merchandise sales.
(2)	Actual returns and allowances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management team, under the supervision and with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the last day of the fiscal period covered by this report, February 2, 2013. The term disclosure controls and procedures means our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2013.

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

In accordance with the internal control reporting requirement of the SEC, management completed an assessment of the adequacy of our internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.

Based on this assessment and the criteria in the COSO framework, management has concluded that, as of February 2, 2013, our internal control over financial reporting was effective.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of Fiscal 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Joshua Bekenstein—Director. Mr. Bekenstein, 54, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee. Mr. Bekenstein is currently a Managing Director of Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bombardier Recreational Products, Bright Horizons Family Solutions, Dollarama, Gymboree Corp, Michaels Stores, Toys “R” Us and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies. Mr. Bekenstein’s service as a member of the boards of directors of several other companies provides him with substantial knowledge of a full range of corporate and board functions.

Jordan Hitch—Director. Mr. Hitch, 46, has served as a member of our Board of Directors since the closing of the Merger Transaction on April 13, 2006 and currently serves as a member of our Compensation Committee. Mr. Hitch is currently a Managing Director of Bain Capital, having joined the firm in 1997. Mr. Hitch serves as a board member of Guitar Center, Gymboree Corp and Bright Horizons Family Solutions. Prior to joining Bain Capital, Mr. Hitch was a consultant at Bain & Company where he worked in the financial services, healthcare and utility industries. Mr. Hitch possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.

Tricia Patrick—Director. Ms. Patrick, 32, has served as a member of our Board of Directors since November 2012, and currently serves as a member of our Audit Committee. Ms. Patrick is a Principal in the Private Equity Group of Bain Capital, having joined the firm in 2004. Prior to joining Bain Capital, Ms. Patrick was an investment professional in the Private Equity Group of Goldman, Sachs & Co. from 2002 to 2004. Ms. Patrick possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies.

Thomas A. Kingsbury—President, Chief Executive Officer and Director. Mr. Kingsbury, 60, has served as our President and Chief Executive Officer, and on our Board of Directors, since December 2008. Prior to joining us, Mr. Kingsbury served as Senior Executive Vice President – Information Services, E-Commerce, Marketing and Business Development of Kohl’s Corporation from August 2006 to December 2008. Prior to joining Kohl’s, Mr. Kingsbury served in various management positions with The May Department Stores Company, an operator of department store chains, commencing in 1976 and as President and Chief Executive Officer of the Filene’s division since February 2000. Mr. Kingsbury’s day-to-day leadership and experience as our President and Chief Executive Officer gives him unique insights into our challenges, opportunities and operations.

Mark Verdi—Director. Mr. Verdi, 46, has served as a member of our Board of Directors since October 2007 and currently serves as a member of our Audit Committee. Mr. Verdi is currently a Managing Director in the Portfolio Group of Bain Capital, having joined the firm in 2004. Mr. Verdi serves on the board of managers of Genpact Limited and Styron Luxco S.à r.l. Prior to joining Bain Capital, Mr. Verdi worked at IBM Global Services from 2001 to 2004. From 1996 to 2001, Mr. Verdi served as Senior Vice President of Finance and Operations and a member of the board of directors of Mainspring, Inc., a publicly held strategy consulting firm. From 1988 to 1996, Mr. Verdi held various positions at PricewaterhouseCoopers. Mr. Verdi possesses valuable financial expertise, including extensive experience in corporate finance and accounting and extensive experience providing strategic advisory services to numerous organizations.

Paul J. Sullivan—Director. Mr. Sullivan, 65, has served as a member of our Board of Directors since November 2012 and currently serves as the Chairman of the Audit Committee. Mr. Sullivan was a partner at PricewaterhouseCoopers LLP from 1983 until his retirement in July 2009. At PricewaterhouseCoopers LLP, Mr. Sullivan served as a member of the Board of Partners, Chair of the Finance Committee, and a member of the Management Evaluation and Compensation, Admissions and Strategy Committees. Since retiring, Mr. Sullivan has pursued personal interests. Mr. Sullivan is a certified public accountant. Mr. Sullivan possesses valuable financial expertise, including extensive experience in corporate finance and accounting and extensive experience providing audit and financial reporting services to numerous organizations.

The directors named above also currently serve as directors of Burlington Holdings, Inc., our indirect parent holding company (Parent), and BCFWC. Other than the provisions of the Stockholders Agreement described below under the caption entitled “Governance of the Company,” we do not know of any arrangements or understandings between any of our directors and any other person pursuant to which a director was or is to be selected as a director, other than any arrangements or understandings with our directors acting solely in their capacities as such.

Governance of the Company

Our business, property and affairs are managed by, or under the direction of, our Board of Directors. In connection with the Merger Transaction, Burlington Coat Factory Holdings, Inc. (Holdings) entered into a Stockholders Agreement, dated as of April 13, 2006, with its stockholders, including funds associated with Bain Capital (Bain Funds) and certain management personnel (Prior Stockholders Agreement). On February 14, 2013, Holdings and the Bain Funds entered into a Termination Agreement, pursuant to which the Prior Stockholders Agreement was terminated. Additionally on February 14, 2013, Parent and the investors and managers from time to time party thereto entered into a Stockholders Agreement (Stockholders Agreement). The terms of the Stockholders Agreement are substantially similar to the terms of the Prior Stockholders Agreement.

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

Nominees to Board of Directors

Since the date of the Prior Stockholders Agreement there have been no material changes to the procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

Our Board of Directors has a separately designated audit committee consisting of Ms. Patrick and Messrs. Verdi and Sullivan (Chairman). Our Board of Directors has determined that each of its members is financially literate. However, as we are now privately held and controlled by affiliates of Bain Capital, our Board of Directors has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time.

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

Hobart Sichel—Executive Vice President and Chief Marketing Officer. Mr. Sichel, 48, has served as our Executive Vice President and Chief Marketing Officer since May 2011. Prior to joining us and since 1998, Mr. Sichel was at McKinsey & Company, where he was most recently a Principal and co-led McKinsey’s Retail Marketing practice in North America. Prior to 1998, Mr. Sichel worked in various capacities across consumer-facing industries including retail, e-Commerce, packaged goods, financial services, and media.

Todd Weyhrich—Executive Vice President and Chief Financial Officer. Mr. Weyhrich, 49, has served as our Executive Vice President and Chief Financial Officer since August 2007. Prior to joining us, Mr. Weyhrich served as Chief Financial Officer of Arby’s Restaurant Group, Inc. from May 2004 to June 2006. From February 2003 to August 2003, he served as Senior Vice President – Merger Integration of The Sports Authority and served as Senior Vice President – Chief Accounting Officer and Logistics from February 2001 to February 2003. Prior to that, Mr. Weyhrich was Senior Vice President – Finance and Logistics from 2000 to 2001 and Vice President – Controller from 1995 to 2000 of Pamida Holdings Corporation, which became a wholly-owned subsidiary of ShopKo Stores, Inc. in July 1999. Prior to that, Mr. Weyhrich served in various capacities, most recently as Senior Audit Manager, with Deloitte & Touche LLP from 1985 to 1995.

Paul Metcalf—Executive Vice President and Chief Merchandising Officer. Mr. Metcalf, 52, has served as our Executive Vice President and Chief Merchandising Officer since April 2012. Prior to joining us, Mr. Metcalf was with the TJX Companies, Inc., serving as that company’s Senior Vice President, Chief Merchandising Officer - Women’s Apparel from October 2008 through December 2011 and General Merchandise Manager, Men’s from October 2006 through October 2009. From 1987 through 2006, Mr. Metcalf worked in various merchandising positions within The May Department Stores Company.

Mike Metheny—Executive Vice President, Supply Chain, Procurement and Profit Improvement. Mr. Metheny, 46, has served as our Executive Vice President, Supply Chain, Procurement and Profit Improvement since April 2012. From the commencement of his employment with us in November 2009 through April 2012, Mr. Metheny served as our Senior Vice President of Supply Chain. From 2007 to December 2009, Mr. Metheny was at A.C. Moore Arts and Crafts, Inc., where he most recently served as Senior Vice President of Supply Chain. Prior to 2007 and since 1990, Mr. Metheny worked in various management positions within the operations and distribution organizations of Macy’s and The May Department Stores Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

As we do not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, none of our directors, officers or stockholders were subject to the reporting requirements of Section 16(a) of the Exchange Act during the fiscal year ended February 2, 2013 (Fiscal 2012).

Item 11.	Executive Compensation

Compensation Discussion and Analysis

The following Compensation Discussion and Analysis describes the material elements of compensation for our most highly compensated executive officers as of February 2, 2013 (collectively our named executive officers). The specific amounts paid or payable to our named executive officers are disclosed in the tables and narrative following this Compensation Discussion and Analysis. The following discussion cross-references those specific tabular and narrative disclosures where appropriate.

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

•	tie a significant portion of each named executive officer’s compensation to our financial performance; and

•	promote and reward the achievement of objectives that our Board of Directors believes will lead to long-term growth in stockholder value.

New Members of Our Management Team

Mr. Metcalf joined us during Fiscal 2012 in line with our overall goal of attracting superior talent. Consequently, the process for determining the compensation of Mr. Metcalf was significantly influenced by our need to attract new and additional talent.

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

Mr. Metcalf was hired by us during Fiscal 2012 with an annual base salary of $600,000. Messrs. Sichel, Metheny, Kingsbury and Weyhrich were hired by us during Fiscal 2011, the Transition Period, Fiscal 2009 and Fiscal 2008, respectively. Accordingly, their initial base salaries were determined through the “executive search firm” process described above under the caption entitled “New Members of Our Management Team.” Effective as of November 2007, Mr. Weyhrich received an increase in salary of $100,000 to reflect his promotion to Chief Financial Officer. Mr. Weyhrich was appointed as our Chief Financial Officer in November 2007 after having served as our interim Chief Financial Officer since the commencement of his employment with us in August 2007. Effective as of April 2012, Mr. Metheny

received an increase in salary of $41,000 to reflect his promotion to Executive Vice President, Supply Chain, Procurement and Profit Improvement in April 2012 after having served as our Senior Vice President of Supply Chain since the commencement of his employment with us in November 2009.

The base salaries of each of our named executive officers in fiscal years after the fiscal year in which they were hired are subject to annual review by the Committee. The Committee reviewed the annual base salary rates of Messrs. Metheny, Sichel, Weyhrich and Kingsbury in April 2012 and, pursuant to its review, increased the then current salary of Mr. Metheny by 3%, increased the then current salaries of Messrs. Sichel and Weyhrich by 2.5%, and increased the then current salary of Mr. Kingsbury by 10%.

Annual Incentive Awards

Annual incentive awards are an important part of the overall compensation we pay our named executive officers. Unlike base salary, which is fixed, annual incentive awards are paid only if specified performance levels are achieved. We believe that annual incentive awards encourage our named executive officers to focus on specific short-term business and financial goals. Our named executive officers are eligible to receive annual cash incentive awards under our annual incentive plan (Bonus Plan).

Under our Bonus Plan, each named executive officer has an annual incentive target expressed as a percentage of his base salary. After considering their current aggregate compensation and scope of current responsibilities, the Committee in May 2012 increased Mr. Kingsbury’s annual incentive target from 100% to 125% of his base salary and increased Mr. Weyhrich’s annual incentive target from 50% to 75% of his base salary. The annual incentive target for Messrs. Sichel and Metheny is 50% of each named executive officer’s base salary and the annual incentive target for Mr. Metcalf is 75% of his base salary. As described below, each named executive officer’s annual incentive award is based on a combination of our Adjusted EBITDA results and comparative store sales results (collectively, the Financial Component) and his personal performance (Performance Component). We believe that this methodology more closely aligns the named executive officer’s interests with our stockholders’ interests while also rewarding each of the named executive officers for his individual performance.

The Financial Component is based 50% on our Adjusted EBITDA results and 50% on our comparative store sales results. Although our Adjusted EBITDA results and comparative store sales results are measured separately, Adjusted EBITDA must meet or exceed a predetermined threshold Adjusted EBITDA in order for any bonus payment to be made under the Bonus Plan.

In determining each portion of the Financial Component, (i) achievement at a predetermined target approved by the Compensation Committee would result in a potential payout at the target level; (ii) if actual results are less than the established target but greater than the predetermined threshold approved by the Compensation Committee, each named executive officer would be eligible for an incentive bonus equivalent to a fractional share of his target bonus determined by the proportion of the actual results achieved in relation to the target; and (iii) if actual results are greater than the target, each named executive officer would be eligible for his target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the target (not subject to any maximum amount). If Adjusted EBITDA is less than the threshold Adjusted EBITDA, no bonus would be payable.

Once the Committee assesses the Financial Component, specific payments to each named executive officer depend on the Committee’s rating of his personal performance. A rating of “Meets Expectations” means that the named executive officer has generally met his individual performance objectives for the year and would be eligible to receive up to 100% of his target bonus; a rating of “Exceeds Expectations” means that a named executive officer has exceeded his individual performance objectives and would be eligible to receive up to 110% of his target bonus; and a rating of “Outstanding” means that a named executive officer has substantially exceeded his individual performance objectives and would be eligible to receive up to 125% of his target bonus; provided, however, that assuming receipt of a minimum rating of “Meets Expectations,” the foregoing individual performance multipliers do not apply with respect to Messrs. Kingsbury or Weyhrich. Where a named executive officer is rated below “Meets Expectations,” no bonus would be payable. Notwithstanding the foregoing formulas, the Committee has the discretion to pay more or less than the formula amount to any named executive officer.

Following the conclusion of Fiscal 2012, the Committee assessed the Financial Component and the Performance Component. Our actual Adjusted EBITDA for Fiscal 2012 was less than the predetermined threshold approved by the Committee. As a result, the Adjusted EBITDA portion of the Financial Component was not achieved and no awards were granted under the Bonus Plan with respect to Fiscal 2012.

Long-Term Incentives

We believe that long-term incentives are a component of compensation that helps us to attract and retain our named executive officers. These incentives also align the financial rewards paid to our named executive officers with our long-term performance, thereby encouraging our named executive officers to focus on long-term goals. We offer long-term incentives under our 2006 Management Incentive Plan (Incentive Plan), which Holdings adopted concurrently with the Merger Transaction.

Under the Incentive Plan, named executive officers (as well as other key employees and directors) are eligible to receive restricted common stock of Parent or stock options to purchase Parent’s common stock. Awards of restricted stock and stock options under the Incentive Plan generally are expressed in terms of “units.” Each unit consists of nine shares of Class A Common Stock of Parent (Class A Stock) and one share of Class L Common Stock of Parent (Class L Stock). Awards granted under the Incentive Plan are exercisable only for whole units and cannot be separately exercised for the individual classes of Parent common stock. More detail about the stock options and restricted stock granted to our named executive officers (including the vesting provisions related to these grants) are set out in the tables that follow this discussion.

Options

Upon commencement of their employment with us, Messrs. Kingsbury, Weyhrich, Metcalf, Metheny and Sichel received options to purchase 100,000, 12,500, 20,000, 2,500 and 10,000 units under the Incentive Plan, respectively. As provided for under his employment agreement with us, Mr. Weyhrich received options to purchase an additional 7,500 units concurrently with his elevation to Chief Financial Officer in November 2007. Mr. Metheny received options to purchase an additional 2,500 units in May 2011 and received options to purchase an additional 5,000 units in May 2012 in connection with his promotion to Executive Vice President, Supply Chain, Procurement and Profit Improvement. Mr. Sichel received options to purchase an additional 2,500 units in May 2012.

The amounts of each named executive officer’s option awards were based on their position with us and the total target compensation packages deemed appropriate for their positions. The Committee concluded that these awards were reasonable and consistent with the nature of the individuals’ responsibilities.

Options granted to our named executive officers prior to April 2009 under the Incentive Plan are exercisable in three tranches; options granted to our named executive officers from and after April 2009 under the Incentive Plan are exercisable in two tranches. Grants are made at or above fair market value, and the tranche structure of the option awards, with increasing exercise prices in each tranche, is designed to encourage long-term performance by tying the value of the options to long-term increases in the value of Parent’s common stock. Option awards granted to each named executive officer vest 40% on the second anniversary of the award with the remaining options vesting ratably over the subsequent three years. All options become exercisable upon a change of control and, unless determined otherwise by the plan administrator, upon cessation of employment, options that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option agreement provides a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or Mr. Kingsbury resigns with good reason), units issued upon the exercise of vested options will be callable under our Stockholders Agreement to the extent the holder is a party thereto, and unexercised vested options will be exercisable for a period of 60 days. The final exercise date for any option granted is the tenth anniversary of the grant date.

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

Restricted Stock

In connection with the commencement of their employment with us, Mr. Kingsbury received an award of 7,500 units of restricted stock and Mr. Metcalf received an award of 5,000 units of restricted stock. In the judgment of the Committee, these grants were appropriate for each named executive officer’s position and were instrumental to our successful recruiting of each named executive officer.

On April 24, 2009, our Board of Directors granted one-time awards of units of restricted stock to certain of our management employees, including certain of our named executive officers as follows: Mr. Kingsbury – 3,611 and Mr. Weyhrich – 4,444. The amount of each named executive officer’s restricted stock award was based on his position with us and the total target compensation package deemed appropriate for his position. The Committee concluded that these awards were reasonable and consistent with the nature of the named executive officer’s responsibilities.

Units of restricted stock granted (i) on April 24, 2009 to Messrs. Kingsbury and Weyhrich vested 50% on April 24, 2011 and vested 50% on April 24, 2012, (ii) on December 2, 2008 to Mr. Kingsbury in connection with the commencement of his employment with us vested one-third on each of December 2, 2009, December 2, 2010 and December 2, 2011, and (iii) on May 22, 2012 to Mr. Metcalf in connection with the commencement of his employment with us will vest 50% on May 22, 2014 and 50% on May 22, 2015. Except as otherwise noted:

•	units of restricted stock vest only in the event that the recipient remains continuously employed by us on each vesting date;

•

all unvested units of restricted stock will remain unvested following any change of control, provided, however, that 100% of such units will vest if, following a change of control, the recipient’s employment is terminated by us without cause or the recipient resigns with good reason;

•	all unvested units of restricted stock will vest if the recipient’s employment is terminated prior to vesting as a result of the recipient’s death or disability;

•	all unvested units of restricted stock will automatically be forfeited (and will not vest) if the recipient’s employment with us terminates for any reason prior to the vesting date;

•	all vested units of restricted stock are callable under the Stockholders Agreement to the extent the holder is a party thereto; and

•	holders of unvested restricted units have the right to vote such units but cannot dispose of them until such units have vested.

Benefits and Perquisites

Benefits

We maintain broad-based benefits that are provided to all full-time employees, including health, dental, life and disability insurance. Certain of these benefits require employees to pay a portion of the premium. Except with respect to life insurance (our named executive officers all receive life insurance in an amount equal to three time their annual base salary) and participation in an executive medical reimbursement plan (pursuant to which our named executive officers receive up to a certain amount per year (grossed up), to offset the cost of covered medical expenses), these benefits are offered to our named executive officers on the same basis as all other employees. We also maintain a savings plan in which our named executive officers who have at least one year of employment with us are eligible to participate, along with a substantial majority of our employees. The savings plan is a traditional 401(k) plan, under which we match 100% of the first 3% of the named executive officer’s compensation that is deferred and 50% of the next 2% of the named executive officer’s compensation that is deferred, up to the Internal Revenue Code limit for each respective year in which the named executive officer participates in the plan.

Perquisites or Other Personal Benefits

Although our named executive officers are entitled to few perquisites or other personal benefits that are not otherwise available to all of our employees, we do provide our named executive officers with perquisites that the Committee believes are reasonable and consistent with the perquisites that would be available to them at companies with whom we compete for experienced senior management. We provide each of our named executive officers with a car allowance. Additionally, certain of our named executive officers have received reimbursement of certain relocation and temporary living expenses (which may be subject to clawback in the event of termination on the conditions specified in each such named executive officer’s employment agreement).

These perquisites or other personal benefits generally represent a relatively modest portion of each named executive officer’s total compensation. The cost of these perquisites or other personal benefits to us is set forth below in the Summary Compensation Table below under the column “All Other Compensation,” and detail about each element is set forth in the footnote table following the Summary Compensation Table.

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

The Company’s Compensation Policies and Practices as They Relate to Risk Management

In accordance with applicable disclosure requirements, to the extent that risks may arise from the Company’s compensation policies and practices that are reasonably likely to have a material adverse effect on the Company, the Company is required to discuss those policies and practices for compensating the employees of the Company as they relate to the Company’s risk management practices and the possibility of incentivizing risk-taking. The Compensation Committee has evaluated the policies and practices of compensating the Company’s employees and, based on such evaluation, has determined that the Company’s policies and practices are not reasonably likely to have a material adverse effect on the Company.

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

Summary Compensation Table

The following table sets forth summary information concerning the compensation of our named executive officers:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($) (3)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (7)	Total ($)
Thomas A. Kingsbury, President and Chief Executive Officer	2012	958,291	—		—	—	—	68,176	1,026,467
	2011	887,167	—		—	—	609,494	55,378	1,552,039
	2010	884,920	500,000	(5)	—	—	1,074,784	43,029	2,502,733

Todd Weyhrich, Executive Vice President and Chief Financial Officer	2012	509,135	—		—	—	—	48,444	557,579
	2011	492,548	—		—	—	170,625	45,855	709,028
	2010	457,486	—		—	—	284,502	14,784	756,772

Paul Metcalf, Executive Vice President and Chief Merchandising Officer (2)	2012	450,000	300,000	(1)	305,600	898,011	—	272,403	2,226,014

Hobart Sichel, Executive Vice President and Chief Marketing Officer	2012 2011	509,135 326,923	— 125,000	(1)	— —	104,697 237,236	— 113,906	42,423 238,083	656,255 1,041,148

Mike Metheny, Executive Vice President, Supply Chain, Procurement and Profit Improvement (6)	2012	336,538	—		—	209,378	—	46,670	592,586

(1)	Represents a sign-on bonus pursuant to the terms of the named executive officer’s employment agreement.
(2)	Mr. Metcalf has served as our Executive Vice President and Chief Merchandising Officer since April 2012.
(3)	Represents the aggregate grant date fair value of awards of restricted units of Parent’s common stock. Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 10 to our Consolidated Financial Statements. The vesting terms and conditions of restricted stock awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”
(4)	Represents the aggregate grant date fair value of awards of options to purchase units of Parent’s common stock. Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amounts shown were calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 10 to our Consolidated Financial Statements. The amount of compensation, if any, actually realized by a named executive officer from the exercise and sale of vested options will depend on numerous factors, including the continued employment of the named executive officer during the vesting period of the award and the amount by which the unit price on the day of exercise and sale exceeds the option exercise price. The vesting terms and conditions of option awards to our named executive officers are described below under the table entitled “Outstanding Equity Awards at Fiscal Year-End.”
(5)	Represents a special one-time bonus award for Mr. Kingsbury for his performance during Fiscal 2010.
(6)	Mr. Metheny has served as our Executive Vice President, Supply Chain, Procurement and Profit Improvement since April 2012.

(7)	The amounts reported in this column for Fiscal 2012 represent the following:

Name	Relocation Expenses ($) (a)	Company Matching 401(k) Contributions ($)	Automobile Allowance ($)	Other Perquisites or Contractual Arrangements ($) (b)	Total ($)
Thomas A. Kingsbury	—	10,000	35,000	23,176	68,176

Todd Weyhrich	—	10,000	25,000	13,444	48,444

Paul Metcalf	250,721	—	19,306	2,376	272,403

Hobart Sichel	—	10,000	25,000	7,423	42,423

Mike Metheny	—	10,000	23,289	13,381	46,670

(a)	Consists of (i) a one-time relocation allowance of $200,000 in lieu of any other payment or reimbursement for the costs of Mr. Metcalf’s relocation to a non-temporary residence within reasonable commuting distance from our principal offices in Burlington, New Jersey; and (ii) reimbursement in the amount of $50,721 for certain temporary housing expenses (grossed up).
(b)	Represents amounts reimbursed by us to each named executive officer as part of participation in our executive medical reimbursement plan.

Grants of Plan-Based Awards

The following table sets forth information regarding our grants of plan-based awards to our named executive officers during Fiscal 2012:

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)
Name	Grant Date	Approval Date	Threshold ($)	Target ($)	Maximum ($) (2)	All Other Stock Awards: Number of Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#) (4)	Exercise or Base Price of Option Awards ($/Unit) (5)	Grant Date Fair Value of Stock and Option Awards ($) (6)
Thomas A. Kingsbury	—	—	613,959	1,227,918	—	—	—	—	—

Todd Weyhrich	—	—	192,187	384,375	—	—	—	—	—

Paul Metcalf	—	—	173,450	346,900	—	—	—	—	—
	5/22/12	5/17/12	—	—	—	5,000	—	—	305,600
	5/22/12	5/17/12	—	—	—	—	16,970	65	804,717
	5/22/12	5/17/12	—	—	—	—	3,030	120	93,293

Hobart Sichel	—	—	128,125	256,250	—	—	—	—	—
	5/21/12	5/17/12	—	—	—	—	1,667	65	79,049
	5/21/12	5/17/12	—	—	—	—	833	120	25,648

Mike Metheny	—	—	87,500	175,000	—	—	—	—	—
	5/22/12	5/17/12	—	—	—	—	3,333	65	158,051
	5/22/12	5/17/12	—	—	—	—	1,667	120	51,327

(1)	The amounts shown represent the threshold and target payments the named executive officer was eligible to receive under our Bonus Plan for Fiscal 2012 in the event that the named executive officer “Meets Expectations” pursuant to the Performance Component and (i) with respect to the threshold payment, we attain only the predetermined threshold Adjusted EBITDA under the Financial Component, and (ii) with respect to the target payment, we attain both the predetermined target Adjusted EBITDA and the predetermined comparative store sales results target under the Financial Component. For Mr. Metcalf, the amounts reflect prorated values for the partial year he was employed. As described above under the section above entitled “Annual Incentive Awards”, we did not attain the predetermined threshold Adjusted EBITDA under the Financial Component for Fiscal 2012 and, as such, no payments were made to our named executive officers under the Bonus Plan.
(2)	Under the Bonus Plan, each named executive officer is eligible for his target bonus plus an additional bonus payment equivalent to a percentage of every dollar above the Adjusted EBITDA or comparative store sales targets in the event that actual results exceed the targets (subject to adjustment based on the Performance Component determination discussed under the section above entitled “Annual Incentive Awards”). Accordingly, the Bonus Plan provides for unlimited potential awards and, as such, this column contains no maximum values. For additional information regarding the Bonus Plan, please refer to the section above entitled “Annual Incentive Awards.”
(3)	The amount shown represents the number of units of restricted stock awarded to Mr. Metcalf under the Incentive Plan. Provided that Mr. Metcalf remains continuously employed by us on such date, the units of restricted stock granted to Mr. Metcalf will vest 50% on May 22, 2014 and 50% on May 22, 2015. For additional information regarding this grant, please refer to the section above entitled “Long Term Incentives.”
(4)	The amounts shown represent the options to purchase units of Parent’s common stock granted to each named executive officer under the Incentive Plan during Fiscal 2012. Such options vest 40% on the second anniversary of the grant date with the remaining options vesting ratably over the subsequent three years. For additional information regarding these grants, please refer to the section above entitled “Long Term Incentives.”

(5)	All grants of options have an exercise price equal to or greater than the fair market value of the units of Parent’s common stock on the date of grant. Because we are a privately-held company and there is no market for units of Parent’s common stock, fair market value is determined by our Board of Directors based on available information that is material to the value of units of Parent’s common stock.
(6)	The amounts shown in this column reflect the grant date fair value of the stock and option awards calculated in accordance with FASB ASC Topic 718.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information with respect to the outstanding stock options and units of unvested restricted stock held by each named executive officer as of February 2, 2013:

		Option Awards					Stock Awards
Name	Grant Date	Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable (1)		Option Exercise Price ($/ Unit)	Option Expiration Date	Number of Units That Have Not Vested (#) (6)	Market Value Of Units of Stock That Have Not Vested ($) (7)
Thomas A. Kingsbury	12/2/2008	—	10,000	(2)	30.60	12/2/2018	—	—
	12/2/2008	20,000	5,000	(4)	120.60	12/2/2018	—	—
	12/2/2008	7,500	10,000	(3)	30.60	12/2/2018	—	—

Todd Weyhrich	8/21/2007	4,167	—	(4)	120.60	8/21/2017	—	—
	8/21/2007	—	1,667	(3)	30.60	8/21/2017	—	—
	11/5/2007	2,500	—	(4)	120.60	11/5/2017	—	—
	11/5/2007	—	1,000	(3)	30.60	11/5/2017	—	—

Paul Metcalf	5/22/12	—	—		—	—	5,000	305,600
	5/22/12	—	16,970		65	5/22/22	—	—
	5/22/12	—	3,030		120	5/22/22	—	—

Hobart Sichel	6/9/11	—	6,667		50	6/9/21	—	—
	6/9/11	—	3,333		120	6/9/21	—	—
	5/21/12	—	1,667		65	5/21/22	—	—
	5/21/12	—	833		120	5/21/22	—	—

Mike Metheny	11/30/09	—	667	(5)	30.60	11/30/19	—	—
	11/30/09	499	334	(4)	120.60	11/30/19	—	—
	5/10/11	—	1,667		50	5/10/21	—	—
	5/10/11	—	833		120	5/10/21	—	—
	5/22/12	—	3,333		65	5/22/22	—	—
	5/22/12	—	1,667		120	5/22/22	—	—

(1)	All options vest 40% on the second anniversary of the grant date, 20% on the third anniversary of the grant date, 20% on the fourth anniversary of the grant date and 20% on the fifth anniversary of the grant date.
(2)	Pursuant to an amendment to the named executive officer’s option agreement on April 24, 2009, the exercise price of these options was modified to be $90 per unit. In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $90 per unit to $30.60 per unit without affecting the existing vesting schedules thereof.
(3)	Pursuant to an amendment to the named executive officer’s option agreement on April 24, 2009, these options were replaced on a one-for-one basis for replacement options with (i) an exercise price of $90 per unit, and (ii) a new five-year vesting period commencing from and after such date, such that 40% of these options shall vest on April 24, 2011, and then one-third of the remaining 60% shall vest on April 24, 2012, 2013 and 2014, respectively. In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $90 per unit to $30.60 per unit without affecting the existing vesting schedules thereof.
(4)	In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing, approved an adjustment of the exercise prices of each then outstanding option from $180 per unit to $120.60 per unit without affecting the existing vesting schedules thereof.
(5)	In April 2011, our Board of Directors, in connection with the dividend paid pursuant to our February 2011 debt refinancing approved an adjustment of the exercise price of each then outstanding option from $90 per unit to $30.60 per unit without affecting the existing vesting schedules thereof.
(6)	Provided that Mr. Metcalf remains continuously employed by us on such date, the units of restricted stock granted to him will vest 50% on May 22, 2014 and 50% on May 22, 2015.
(7)	The amounts set forth in this column represent the fair market value of the unvested shares of restricted stock held by the named executive officer using a price of $61.12 per unit, which was the fair market value of each unit at the end of Fiscal 2012.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised by our named executive officers, and the vesting of our named executive officers’ restricted stock, during Fiscal 2012.

	Option Awards		Stock Awards
Name	Number of Units Acquired on Exercise (1)	Value Realized on Exercise ($) (2)	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)
Thomas A. Kingsbury	22,500	686,700	1,806	(3)	110,383	(4)

Todd Weyhrich	2,668	81,427	2,222	(3)	135,809	(4)

Paul Metcalf	—	—	—		—

Hobart Sichel	—	—	—		—

Mike Metheny	833	25,423	—		—

(1)	Messrs. Kingsbury, Weyhrich and Metheny exercised the options reflected in this column on February 2, 2013.
(2)	The dollar value reflects the difference in the fair market value of our units at the time of exercise ($61.12) and the option’s exercise price ($30.60). These amounts were not realized by the named executive officers as they retained ownership of the units received upon exercise.
(3)	Amount shown vested on April 24, 2012.
(4)	The value realized is equal to the fair market value of $61.12 per unit on the day of vesting multiplied by the number of units that vested.

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

Potential Payments Upon Termination or Change-in-Control

The following is a discussion of payments and benefits that would be due to each of our named executive officers upon the termination of his employment with us, including termination in connection with a change of control. The amounts in the table below assume that each termination was effective as of February 1, 2013, the last business day of Fiscal 2012, and are merely illustrative of the impact of a hypothetical termination of each executive’s employment. The amounts to be payable upon an actual termination of employment can only be determined at the time of such termination based on the facts and circumstances then prevailing.

Employment Agreements

We maintain employment agreements with each of our named executive officers that provide certain benefits upon termination of employment.

Termination Without Cause or for Good Reason

Each named executive officer’s employment agreement provides that he will be entitled to receive the following in the event that (i) his employment is terminated by us without “cause” or by him for “good reason” (as those terms are defined below), or (ii) other than Mr. Kingsbury, the term of his employment expires on the expiration date specified in his employment agreement:

•	all previously earned and accrued but unpaid base salary and vacation and unpaid business expenses up to the date of such termination or expiration;

•	as applicable, any unpaid guaranteed bonuses or unreimbursed permitted relocation expenses;

•	a pro-rated portion of the then current year’s annual target performance bonus under the Bonus Plan through the date of termination or expiration, based on actual results (Bonus Payment);

•

severance pay (Severance Payment) in the full amount of his base salary at the time of termination or expiration from the date of termination or expiration, as applicable, through the period ending on the first anniversary of the date of termination or expiration (in Mr. Kingsbury’s case, the second anniversary of the date of termination);

•

full continuation (Benefits Continuation) of his (i) hospital, health, disability, medical and life insurance benefits during the one-year period commencing on the date of termination (in Mr. Kingsbury’s case, a two year period commencing on the date of termination) with respect to Messrs. Kingsbury, Weyhrich and Metheny, provided that to the extent any of those benefits cannot be provided by us during the applicable period, we will provide the executive with a sum of money calculated to permit him to obtain the same benefits individually, grossed up for tax purposes so that he remains whole; and (ii) medical insurance benefits during the one-year period commencing on the date of termination with respect to Messrs. Metcalf and Sichel, but only to the extent such medical insurance benefit was previously elected by the executive and in effect immediately prior to the date of termination and can be provided under our medical insurance plan during such period, provided that to the extent such benefits cannot be provided by us during such period, we will provide the executive with a sum of money calculated to permit him to obtain the same benefits individually, grossed up for tax purposes so that he remains whole.

Except as otherwise stated, such payments will be made in regular installments in accordance with our general payroll practices. All amounts payable as compensation are subject to all customary withholding, payroll and other taxes.

If, during the period when either Mr. Sichel or Mr. Metcalf is receiving Severance Payment or Benefits Continuation, he receives compensation from any source for services which are substantially similar to services provided by him under his employment agreement with us or accepts employment with a third party, (i) his Severance Payment will be reduced by the amount of any compensation received by him from such third party or new employer in respect of any services to be provided during the period prior to the first anniversary of termination or expiration, and (ii) Benefits Continuation will immediately cease on the earlier of the date he is first entitled to receive medical insurance benefits from his new employer or the first anniversary of the date of termination or expiration. Mr. Kingsbury’s rights to receive Benefits Continuation will cease at such time as he is eligible to be covered under the hospital, health, disability, medical or life insurance benefits, as apply, of any subsequent employer.

Each named executive officer shall only be entitled to receive the Bonus Payment, Severance Payment and Benefits Continuation in the event that he:

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

For purposes of each named executive officer’s employment agreement,

•

“cause” means the named executive officer (i) is convicted of a felony or other crime involving dishonesty towards us or material misuse of our property; (ii) engages in willful misconduct or fraud with respect to us or any of our customers or suppliers or an intentional act of dishonesty or disloyalty in the course of his employment; (iii) refuses to perform his material obligations under his employment agreement which failure is not cured within 15 days after written notice to him or her; (iv) misappropriates one or more of our material assets or business opportunities; or (v) breaches a Restrictive Covenant which breach, if capable of being cured, is not cured within 10 days of written notice to him or her; and

•

“good reason” means the occurrence of any of the following events without the written consent of the named executive officer: (i) a material diminution of his duties or the assignment to him or her of duties that are inconsistent in any substantial respect with the position, authority or responsibilities associated with his position; (ii) our requiring him or her to be based at a location which is 50 or more miles from his principal office location on the date he or she commences employment with us; or (iii) a material breach by us of our obligations pursuant to his employment agreement (which breach goes uncured after notice and a reasonable opportunity to cure). No such condition is deemed to be “good reason” unless (i) we are notified within 30 days of the initial existence of such condition and are provided with a period of at least 30 days from the date of notice to remedy the condition, and (ii) (a) with respect to each named executive officer other than Mr. Kingsbury, within 10 days after the expiration of such period (but in no event later than 120 days after the initial existence of the condition), the named executive officer actually terminates his employment with us by providing written notice of resignation for our failure to remedy the condition; or (b) with respect to Mr. Kingsbury, at any time during the period commencing 10 days after the expiration of such period and ending 180 days after Mr. Kingsbury’s knowledge of the initial existence of the condition (but in all events within two years after the initial existence of said condition), Mr. Kingsbury actually terminates his employment with us by providing written notice of resignation for our failure to remedy the condition.

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

Option and Restricted Stock Agreements

Pursuant to the terms of the option agreements with each of our named executive officers, all options become exercisable upon a change of control (as defined in the Stockholders Agreement) and, unless determined otherwise by the plan administrator, upon cessation of employment and subject to the terms of the Incentive Plan,

•

options that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option agreement provides a formula for calculating a number of options which will vest in the event that Mr. Kingsbury’s employment is terminated by us without cause or Mr. Kingsbury resigns with good reason);

•	units issued upon the exercise of vested options will be callable under our Stockholders Agreement to the extent the holder is a party thereto; and

•	unexercised vested options will be exercisable for a period of 60 days.

Pursuant to the terms of the restricted stock agreements with certain of our named executive officers and subject to the terms of the Incentive Plan,

•

all unvested units of restricted stock will remain unvested following any change of control, provided, however, that 100% of such units will vest if, following a change of control, the recipient’s employment is terminated by us without cause or the recipient resigns with good reason (except with respect to Mr. Kingsbury, whose restricted stock agreements provide that all unvested units of restricted stock will accelerate and vest as of the date of a change of control);

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

•	all vested units of restricted stock are callable under the Stockholders Agreement to the extent the holder is a party thereto.

	Termination Without Cause or for Good Reason or Expiration of Employment Agreement				Termination for Any Other Reason ($) (5)	Option Acceleration Upon Change of Control ($) (6)	Restricted Stock Acceleration Upon Change of Control, Death or Disability ($) (7)
Name	Base Salary ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Medical Benefits Continuation ($) (3)	Option and Restricted Stock Acceleration ($) (4)

Thomas A. Kingsbury	1,964,668	—	19,464	152,600	—	610,400	—

Todd Weyhrich	512,500	—	9,732	—	—	81,397	—

Paul Metcalf	600,000	—	9,732	—	—	—	305,600

Hobart Sichel	512,500	—	9,732	—	—	74,137	—

Mike Metheny	350,000	—	9,732	—	—	38,894	—

(1)	The amount set forth in this column (i) reflects the severance pay the named executive officers would be entitled to receive based upon salaries in effect as of February 1, 2013, (ii) with respect to Mr. Kingsbury, assumes that the severance pay will be provided for a period of two years in accordance with the terms of his employment agreement; and (iii) with respect to each named executive officer other than Mr. Kingsbury, assumes that the severance pay will be provided for a period of one year in accordance with the terms of his employment agreement.
(2)	As described above under the caption “Annual Incentive Awards”, no awards were granted under the Bonus Plan with respect to Fiscal 2012.
(3)	The amounts set forth in this column have been calculated based upon the coverage rates and elections in effect as of as February 1, 2013for each of the named executive officers, and assumes that we can provide such coverage (i) for a period of two years for Mr. Kingsbury; and (ii) for a period of one year with respect to each named executive officer other than Mr. Kingsbury.
(4)	As described above, upon cessation of employment and subject to the terms of the Incentive Plan, options and restricted stock that have not vested will terminate immediately (except with respect to Mr. Kingsbury, whose option and restricted stock agreements contain a formula for calculating a number of options and restricted stock which will vest in the event that Mr. Kingsbury’s employment is terminated without cause or if Mr. Kingsbury resigns with good reason). Because units of our capital stock are not publicly traded, the value of our stock is only available when a valuation is performed. The units were valued at $61.12 per unit (Valuation Price) as of February 1, 2013. The dollar value in this column with respect to Mr. Kingsbury represents the product obtained by multiplying (a) the number of accelerated options with an exercise price less than the Valuation Price, by (b) the amount by which the Valuation Price exceeds such exercise price.
(5)	Under our employment agreement with each named executive officer, in the event that such named executive officer is terminated for any reason other than by us without cause or by him for good reason, including as a result of death, disability, voluntary resignation for other than good reason or by resolution of our Board of Directors for cause, he shall only be entitled to receive all previously earned and accrued but unpaid base salary, vacation and unpaid business expenses up to the date of such termination.
(6)	As described above, all unvested outstanding options fully vest upon a change of control. Accordingly, the amount set forth in this column represents (assuming withholding tax obligations due in connection with vesting are satisfied by a cash payment to us) the product obtained by multiplying (i) the number of unvested options with an exercise price less than the Valuation Price, by (ii) the amount by which the Valuation Price exceeds such exercise price.
(7)

As described above, all unvested units of restricted stock will remain unvested following any change of control, provided, however, that 100% of such units will vest if, following a change of control, the named executive officer’s employment is terminated by us without cause or the named executive officer resigns with good reason. Unvested units of restricted stock will vest if the named executive officer’s employment is terminated prior to vesting as a result of the named executive officer’s death or disability. Accordingly, the amount set forth in this column represents (assuming withholding tax obligations due in connection with the restricted stock are satisfied by a cash payment to us) the product obtained by multiplying the number of unvested units of restricted stock by the Valuation Price in the event (a) of such named executive officer’s death or disability, or (b) the employment of such named executive officer is terminated by us without cause or he resigns with good reason following a change of control.

Share Repurchase Rights

Under the Stockholders Agreement, upon termination of the employment of a named executive officer party thereto for any reason, Parent has the option to purchase all or any portion of the named executive officer’s (i) fully vested units of restricted stock at the fair market value of the units; and (ii) units issued upon the exercise of options held by such named executive officer at the fair market value of the units (provided that in the event such termination was by us for cause or following such termination of employment (for any reason) the executive has breached any non-competition obligation he has to us under any agreement, the per unit purchase price will be equal to the lesser of the exercise price paid by the executive to obtain the unit and the fair market value of the units). If Parent elects to purchase the named executive officer’s units, it must deliver notice to the named executive officer no later than 180 days after the later of (i) the date of termination or (ii) the exercise of any option originally granted to the executive. The fair market value of the units shall be determined as of the later of (i) the 181st day after the exercise of the applicable option or after such unit has vested pursuant to the terms of the restricted stock grant, as applicable, and (ii) the date on which Parent’s notice is delivered.

Compensation of Directors

Jay Margolis resigned from our Board of Directors on April 10, 2013. Other than Messrs. Margolis and Sullivan, the members of our Board of Directors were not separately compensated for their services as directors during Fiscal 2012. Compensation provided to Mr. Kingsbury in his capacity as an executive officer is provided in the Summary Compensation Table above. All directors, however, are entitled to receive reimbursement for out-of-pocket expenses incurred in connection with rendering such services.

Mr. Margolis received an annual fee of $30,000 as compensation for his services as a director, payable in equal quarterly installments (and pro-rated for partial quarters). In addition, Mr. Margolis received options to purchase 2,000 units under the Incentive Plan in connection with his election to our Board of Directors in December 2009. 40% of these options vested on December 15, 2011 and 20% of these options vested on December 15, 2012.

Mr. Sullivan receives an annual fee of $30,000 as compensation for his services as a director and an annual fee of $15,000 as compensation for his services as Chairman of the Audit Committee, each of which is payable in equal quarterly installments (and pro-rated for partial quarters). In addition, Mr. Sullivan received options to purchase 2,000 units under the Incentive Plan in connection with his election to our Board of Directors in November 2012. 40% of these options vested on November 12, 2014 and the remainder of these options will vest 20% on each of November 12, 2015. November 12, 2016 and November 12, 2017.

The table below summarizes the compensation paid to Messrs. Margolis and Sullivan during Fiscal 2012:

Name	Fees Earned Or Paid in Cash ($)		Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jay Margolis (2)	30,000		—	—	—	—	—	30,000

Paul Sullivan (3)	10,625	(4)	—	83,764	—	—	—	94,389

(1)	The amount set forth in this column represents the aggregate grant date fair value of awards of options to purchase units of Parent’s common stock. Each unit consists of nine shares of Class A Stock and one share of Class L Stock. The amount shown was calculated in accordance with FASB ASC Topic 718, excluding the effect of certain forfeiture assumptions, and are based on a number of key assumptions described in Note 10 to our Consolidated Financial Statements. The amount of compensation, if any, actually realized from the exercise and sale of vested options will depend on numerous factors, including the continued service of the director during the vesting period of the award and the amount by which the unit price on the day of exercise and sale exceeds the option exercise price.
(2)	On December 22, 2011, Mr. Margolis exercised options to purchase 799 units. As of February 2, 2013, Mr. Margolis had 1,201 options outstanding. Mr. Margolis resigned from our Board of Directors on April 10, 2013.
(3)	As of February 2, 2013, Mr. Sullivan had 2,000 options outstanding.
(4)	During Fiscal 2012, Mr. Sullivan was paid $10,625, which amount represents the pro rata portion of his annual fee as compensation for his services as a director and the pro rata portion of his annual fee as compensation for his services as Chairman of the Audit Committee, in each case, for the period of Fiscal 2012 for which he was a director.

Compensation Committee Interlocks and Insider Participation

Messrs. Bekenstein and Hitch served at all times during Fiscal 2012, and continue to currently serve, on the Committee. Neither of these individuals (i) has ever been an officer or an employee of ours, nor (ii) except as otherwise set forth herein, has any relationship that is required to be disclosed pursuant to the rules of the Securities and Exchange Commission. In addition, none of our executive officers serve (or served at any time during Fiscal 2012) as a member of the Board of Directors or Compensation Committee of any entity that has one or more executive officers serving as a member of our Board of Directors or the Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Our Directors, Executive Officers, and 5% Beneficial Owners

All of BCFWC’s outstanding capital stock is beneficially owned by us, and all of our outstanding capital stock is beneficially owned by Burlington Coat Factory Holdings, LLC. All of the membership interests in Burlington Coat Factory Holdings, LLC are beneficially owned by Burlington Holdings, LLC (Holdings LLC), and Burlington Holdings, Inc. (Parent) beneficially owns all of the membership interests in Holdings LLC. The following table shows information about the beneficial ownership of Parent’s Class A Stock and Class L Stock as of April 6, 2013 by:

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

The percentages of shares outstanding provided in the table below are based upon 5,183,506 shares of Class L Stock and 46,651,554 shares of Class A Stock outstanding as of April 6, 2013.

Name and Address of Beneficial Owner (1)	Amount and Nature of Class L Stock Beneficially Owned	Percentage of Class		Amount and Nature of Class A Stock Beneficially Owned	Percentage of Class		Options to Purchase Units Not Exercisable Within the Next 60 Days
Affiliates of Bain Capital, LLC (2)	4,944,444	95.4%		44,499,996	95.4%		—

Todd Weyhrich (3)	23,110		*	207,990		*	1,334

Paul Metcalf (4)	5,000		*	45,000		*	20,000

Thomas Kingsbury (5)	91,111	1.7%		819,999	1.7%		20,000

Mike Metheny (6)	2,498		*	22,482		*	7,502

Hobart Sichel (7)	3,999		*	35,991		*	8,501

Joshua Bekenstein (8)	—	—		—	—		—

Jordan Hitch (8)	—	—		—	—		—

Mark Verdi (8)	—	—		—	—		—

Tricia Patrick (9)	—	—		—	—		—

Paul Sullivan (10)	—	—		—	—		2,000

Executive Officers and Directors as a Group (10 persons) (11)	125,718	2.4%		1,131,462	2.4%		59,337

*	Less than 1%

(1)	A “beneficial owner” of a security is determined in accordance with Rule 13d-3 under the Exchange Act and generally means any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares:

•	voting power which includes the power to vote, or to direct the voting of, such security; and/or

•	investment power which includes the power to dispose, or to direct the disposition of, such security.

Unless otherwise indicated, each person named in the table above has sole voting and investment power, or shares voting and investment power with his spouse (as applicable), with respect to all shares of stock listed as owned by that person. Shares issuable upon the exercise of options exercisable on April 6, 2013 or within 60 days thereafter are considered outstanding and to be beneficially owned by the person holding such options for the purpose of computing such person’s percentage beneficial ownership, but are not deemed outstanding for the purposes of computing the percentage of beneficial ownership of any other person. The address of our named executive officers and Mr. Sullivan is c/o Burlington Coat Factory Warehouse Corporation, 1830 Route 130 North, Burlington, New Jersey 08016.

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

BCIP Associates III, LLC (BCIP III LLC) may be deemed to hold 1,107,809 shares of Class A Stock and 79,985 shares of Class L Stock by virtue of its membership in Integral. BCIP Associates III (BCIP III) is the sole member of BCIP III LLC. BCI is the Managing Partner of BCIP III.

BCIP Associates III-B, LLC (BCIP III-B LLC) may be deemed to hold 60,481 shares of Class A Stock and 8,736 shares of Class L Stock by virtue of its membership in Integral. BCIP Associates III-B (BCIP III-B) is the sole member of BCIP III-B LLC. BCI is the Managing Partner of BCIP IIIB.

BCIP T Associates III, LLC (BCIP T III LLC) may be deemed to hold 129,086 shares of Class A Stock and 57,449 shares of Class L Stock by virtue of its membership in BCIP TCV. BCIP Trust Associates III (BCIP Trust III) is the sole member of BCIP T III LLC. BCI is the Managing Partner of BCIP Trust III.

BCIP T Associates III-B, LLC (BCIP T III-B LLC) may be deemed to hold 28,474 shares of Class A Stock and 1,147 shares of Class L Stock by virtue of its membership in BCIP TCV. BCIP Trust Associates III-B (BCIP Trust III-B) is the sole member of BCIP T III-B LLC. BCI is the Managing Partner of BCIP Trust III-B.

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

(3)	Mr. Weyhrich’s Class L Stock is comprised of (i) 4,444 shares that were granted to Mr. Weyhrich on April 24, 2009, (ii) 10,666 shares purchased in connection with option exercises; (iii) vested options to purchase 6,667 shares; and (iv) options to purchase 1,333 shares that will vest within 60 days of April 6, 2013. Mr. Weyhrich’s Class A Stock is comprised of (i) 39,996 shares that were granted to Mr. Weyhrich on April 24, 2009, (ii) 95,994 shares purchased in connection with option exercises; (iii) vested options to purchase 60,003 shares; and (iv) options to purchase 11,997 shares that will vest within 60 days of April 6, 2013.
(4)	Mr. Metcalf’s Class L Stock is comprised of 5,000 shares that were granted to Mr. Metcalf on May 22, 2012. Mr. Metcalf’s Class A Stock is comprised of 45,000 shares that were granted to Mr. Metcalf on May 22, 2012.
(5)	Mr. Kingsbury’s Class L Stock is comprised of (i) 7,500 shares that were granted to Mr. Kingsbury on December 2, 2008; (ii) 3,611 shares that were granted to Mr. Kingsbury on April 24, 2009; (iii) 47,500 shares purchased in connection with option exercises; (iv) vested options to purchase 27,500 shares; and (v) options to purchase 5,000 shares that will vest within 60 days of April 6, 2013. Mr. Kingsbury’s Class A Stock is comprised of (i) 67,500 shares that were granted to Mr. Kingsbury on December 2, 2008; (ii) 32,499 shares that were granted to Mr. Kingsbury on April 24, 2009; (iii) 427,500 shares purchased in connection with option exercises; (iv) vested options to purchase 247,500 shares; and (v) options to purchase 45,000 shares that will vest within 60 days of April 6, 2013.
(6)	Mr. Metheny’s Class L Stock is comprised of (i) 1,000 shares purchased in connection with option exercises, (ii) vested options to purchase 499 shares, and (iii) and options to purchase 999 shares that will vest within 60 days of April 6, 2013. Mr. Metheny’s Class A Stock is comprised of (i) 9,000 shares purchased in connection with option exercises, (ii) vested options to purchase 4,491 shares, and (iii) and options to purchase 8,991 shares that will vest within 60 days of April 6, 2013.
(7)	Mr. Sichel’s Class L Stock is comprised of options to purchase 3,999 shares that will vest within 60 days of April 6, 2013. Mr. Sichel’s Class A Stock is comprised of options to purchase 35,991 shares that will vest within 60 days of April 6, 2013.

(8)	Messrs. Bekenstein, Hitch and Verdi are managing directors of BCI and, accordingly, may be deemed to beneficially own the shares owned by BCI. Messrs. Bekenstein, Hitch and Verdi disclaim beneficial ownership of such shares except to the extent of their pecuniary interest therein. The address of Messrs. Bekenstein, Hitch and Verdi is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.
(9)	Tricia Patrick is a Principal of BCI, and accordingly Ms. Patrick may be deemed to beneficially own the shares owned by BCI. Ms. Patrick disclaims beneficial ownership of such shares except to the extent of her pecuniary interest therein. Ms. Patrick’s address is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.
(10)	Mr. Sullivan received options to purchase 2,000 units under the Incentive Plan in connection with his election to our Board of Directors in November 2012. These options vest 40% on November 12, 2014, 20% on November 12, 2015, 20% on November 12, 2016 and 20% on November 12, 2017.
(11)	Includes our current directors (Messrs. Kingsbury, Sullivan, Bekenstein, Hitch, Patrick and Verdi) and our current executive officers (Messrs. Kingsbury, Weyhrich, Metcalf, Sichel and Metheny).

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth, as of February 2, 2013, information concerning equity compensation plans under which Parent’s securities are authorized for issuance. The table does not reflect grants, awards, exercises, terminations or expirations since that date.

Plan Category	(A) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (A))

Equity Compensation Plans Approved by Security Holders	(1)	$79.23	(2)
Equity Compensation Plans Not Approved by Security Holders	—	—	—

Total	(1)	$79.23	(2)

(1)	As of February 2, 2013, 3,818,079 shares of Class A Stock and 424,231 shares of Class L Stock were issuable pursuant to outstanding options under the Incentive Plan.
(2)	As of February 2, 2013, 280,188 shares of Class A Stock and 31,132 shares of Class L Stock remained available for future issuance under the Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

2006 Management Incentive Plan

In connection with the Merger Transaction, Holdings adopted the Incentive Plan, which provides for grants of awards to designated employees subject to the terms and conditions set forth in the Incentive Plan. 730,478 shares of Class L stock and 6,574,302 shares of Class A stock are currently reserved for issuance under the Incentive Plan.

Stockholders Agreement

As discussed in further detail in Item 10, Directors, Executive Officers and Corporate Governance, under the caption entitled “Governance of the Company,” Holdings and the Bain Funds entered into a Termination Agreement on February 14, 2013, pursuant to which the Prior Stockholders Agreement was terminated. Additionally on February 14, 2013, Parent and the investors and managers from time to time party thereto entered into a Stockholders Agreement (Stockholders Agreement). The terms of the Stockholders Agreement are substantially similar to the terms of the Prior Stockholders Agreement. Among other things, the Stockholders Agreement establishes the composition of our Board of Directors, provides certain restrictions and rights with respect to sale and issuance of Parent’s common stock and provides for limited approval rights in favor of Bain Capital. In particular, the Stockholders Agreement provides that no stockholder may transfer his common stock except to permitted transferees and except in compliance with certain restrictions on transfer. Parent’s stockholders have the right to sell a pro rata portion of their common stock if funds associated with Bain Capital elect to sell all or a portion of its common stock. The holders of a majority of Parent’s outstanding common stock (and in some cases funds associated with Bain Capital acting alone) also have the right to cause a sale of the Company to occur and to require the other holders of our common stock to participate in such a sale. If Parent or any affiliate of Parent proposes to issue new equity securities, each holder of Parent’s common stock will have the right to purchase its pro rata share of such new securities. In addition, under the Stockholders Agreement, funds associated with Bain Capital and other holders of common stock will have the ability to cause Parent to register their shares of common stock and to participate in registrations by us of Holdings’ or any other affiliate’s common stock. We will be responsible for paying expenses of holders of Parent’s common stock in connection with any such registration.

Advisory Agreement

In connection with the Merger Transaction, Holdings entered into an advisory agreement with Bain Capital (Prior Advisory Agreement) pursuant to which Bain Capital agreed to provide certain management and consulting services and financial and other advisory services. On February 14, 2013, Parent, Holdings, BCFWC and Bain Capital Partners, LLC entered into an Amended and Restated Advisory Agreement (Advisory Agreement), which amended the Prior Advisory Agreement to add Parent as a party thereto. Pursuant to the Advisory Agreement, we pay Bain Capital a periodic fee of $1 million per fiscal quarter plus reimbursement for reasonable out-of-pocket fees, and a fee equal to 1% of the transaction value of each financing, acquisition, disposition or change of control or similar transaction by or involving us. The Advisory Agreement has a 10-year initial term, and thereafter is subject to automatic one-year extensions unless we or Bain Capital provides written notice of termination, except that the agreement terminates automatically upon an initial public offering or a change of control. If the agreement is terminated early, then Bain Capital will be entitled to receive all unpaid fees and unreimbursed out-of-pocket fees and expenses, as well as the present value of the periodic fee that would otherwise have been payable through the end of the term. The agreement includes customary indemnities in favor of Bain Capital.

Merchandise Purchases

Jim Magrini, brother-in-law of Joyce Manning Magrini, the Company’s Executive Vice President of Human Resources, is an independent sales representative of one of our suppliers of merchandise inventory. This relationship predated the commencement of Ms. Magrini’s employment with us. We have determined that the dollar amount of purchases through such supplier represents an insignificant amount of our inventory purchases.

Indemnification

The Merger Agreement provides that, after the Merger, Holdings and BCFWC will, jointly and severally, and Holdings will cause BCFWC to, indemnify and hold harmless the individuals who are now, or have been at any time prior to the execution of the Merger Agreement or who become such prior to the effective time of the Merger, our directors or officers or any of our subsidiaries, or our employees or any of its subsidiaries providing services to or for such a director or officer in connection with the Merger Agreement or any of the transactions contemplated by the Merger Agreement, against costs and liabilities incurred in connection with any pending, threatened or completed claim, action, suit, proceeding or investigation arising out of or pertaining to (i) the fact that such individual is or was an officer, director, employee, fiduciary or agent of BCFWC or any of its subsidiaries, or (ii) matters occurring or existing at or prior to the effective time of the Merger (including acts or omissions occurring in connection with the Merger Agreement and the transactions contemplated thereby), whether asserted or claimed prior to, at or after the effective time of the Merger.

The Merger Agreement provides that we will provide, for a period of six years after the Merger becomes effective, directors’ and officers’ liability insurance for the benefit of those persons covered under our officers’ and directors’ liability insurance policy on terms with respect to coverage and amounts no less favorable than those of the policy in effect as of the execution of the Merger Agreement, provided that, subject to certain exceptions, the surviving corporation will not be obligated to pay premiums in excess of 300% of the annualized policy premium based on a rate as of the execution of the Merger Agreement. Notwithstanding the foregoing, prior to the effective time of the Merger we are permitted to purchase prepaid “tail” policies in favor of such indemnified persons with respect to the matters referred to above (provided that the annual premium for such tail policy may not exceed 300% of the annualized policy premium based on a rate as of the execution of the Merger Agreement), in which case Holdings has agreed to maintain such tail policies in effect and continue to honor the obligations under such policies.

Holdings and BCFWC have also agreed (i) to continue in effect for at least six years after the effective time of the Merger all rights to indemnification existing in favor of, and all exculpations and limitations of the personal liability of, the directors, officers, employees, fiduciaries and agents of BCFWC and its subsidiaries in our certificate of incorporation as of the effective time of the Merger with respect to matters occurring at or prior to the effective time of the Merger and (ii) to honor our indemnification agreements with our directors (including one former director, Harvey Morgan) and with certain officers. Each such indemnification agreement provides, among other things, that we will indemnify such indemnified person to the fullest extent permitted by the Delaware General Corporation Law (DGCL), including advancement of legal fees and other expenses incurred by the indemnified person in connection with any legal proceedings arising out the indemnified person’s service as director and/or officer, subject to certain exclusions and procedures set forth in the indemnification agreement.

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

Transactions With Portfolio Companies

Bain Capital, either directly or through affiliates, has ownership interests in a broad range of companies (“Portfolio Companies”) with whom we may from time to time enter into commercial transactions in the ordinary course of business, primarily for the purchase of goods and services. We believe that none of our transactions or arrangements with Portfolio Companies is significant enough to be considered material to Bain Capital or to our business.

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

Director Independence

Although we do not currently have securities listed on a national securities exchange or on an inter-dealer quotation system, prior to the Merger Transaction our Board of Directors utilized director independence standards designed to satisfy the corporate governance requirements of the New York Stock Exchange (NYSE) when determining whether or not members of our Board of Directors were independent. Under such standards, none of the current members of our Board of Directors other than Mr. Sullivan would be considered independent. In making this determination, our Board of Directors did not consider any related party transactions that are not described in this Item 13.

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

Fees Paid to the Principal Accountant

The following table sets forth the aggregate fees billed to us by Deloitte & Touche LLP (D&T), the member firms of Deloitte Touche Tohmatsu and their respective affiliates, our independent registered public accounting firm, for Fiscal 2012 and Fiscal 2011:

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012

Audit Fees (1)	$2,144,000	$1,648,000

Audit-Related Fees (2)	$192,000	$1,015,000

Tax Fees (3)	$405,000	$630,000

Total	$2,741,000	$3,293,000

(1)	Audit Fees – represents aggregate fees for the audit of our annual financial statements and review of our interim financial statements.
(2)	Audit-Related Fees – represents fees for services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(3)	Tax Fees – represents fees incurred in connection with a strategic tax review, the filing of tax returns, and other tax consulting services.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

In accordance with its charter, the Audit Committee of our Board of Directors must pre-approve all audit and permissible non-audit services to be provided by D&T. In its review of non-audit service fees, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of D&T. All services provided by D&T during Fiscal 2012 and Fiscal 2011 were pre-approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	Documents Filed as Part of this Report

(1) Financial Statements. The consolidated financial statements filed as part of this Report are listed on the Index to Consolidated Financial Statements on page 36 of this Report.

(2) Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts filed as part of this Report is set forth on page 79 of this Report. All other financial statement schedules have been omitted here because they are not applicable, not required, or the information is shown in the consolidated financial statements or notes thereto.

(3) Exhibits Required by Item 601 of Regulation S-K. See Item 15(b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

The following is a list of exhibits required by Item 601 of Regulation S-K and filed as part of this Report. Exhibits that previously have been filed are incorporated herein by reference.

EXHIBIT NUMBER	DESCRIPTION

1.1 (10)	Purchase Agreement, dated February 17, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporation and Wells Fargo Securities, LLC.

2.1 (1)	Agreement and Plan of Merger, dated as of January 18, 2006, by and among Burlington Coat Factory Warehouse Corporation, BCFWC Acquisition, Inc. and BCFWC Mergersub, Inc.

3.1 (11)	Certificate of Incorporation of Burlington Coat Factory Investments Holdings, Inc.

3.2 (1)	By-laws of Burlington Coat Factory Investments Holdings, Inc.

4.1 (10)	Indenture, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto and Wilmington Trust FSB.

4.2 (10)	Form of 10.000% Senior Notes due 2019 (included in Exhibit 4.1).

4.3	Indenture, dated February 20, 2013, among Burlington Holdings, LLC, Burlington Holdings Finance, Inc. and Wilmington Trust, National Association.

4.4	Form of 9.00%/9.75% Senior Notes due 2018 (included in Exhibit 4.3).

10.1 (10)	Registration Rights Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, the guarantors signatory thereto, Goldman, Sachs & Co., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporation and Wells Fargo Securities, LLC.

10.2 (10)	Credit Agreement, dated February 24, 2011, among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Investments Holdings, Inc., the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, the lenders party thereto, J.P. Morgan Securities LLC and Goldman Sachs Lending Partners LLC, as joint bookrunners and J.P. Morgan Securities LLC, Goldman Sachs Lending Partners LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as joint arrangers.

10.3 (13)	Amendment No. 1 to Credit Agreement, dated May 16, 2012, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto.

10.4 (14)	Amendment No. 2 to Credit Agreement, dated February 15, 2013, by and among Burlington Coat Factory Warehouse Corporation, the facility guarantors signatory thereto, JPMorgan Chase Bank, N.A., as administrative agent and as collateral agent, and the lenders party thereto.

10.5 (10)	First Amendment, dated February 24, 2011, to the Amended and Restated Credit Agreement, dated as of January 15, 2010, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Retail Finance, LLC and Regions Bank, as Co-Syndication Agent, J.P. Morgan Securities Inc. and UBS Securities LLC, as Co-Documentation Agents and General Electric Capital Corporation, US Bank, National Association and Suntrust Bank as Senior Managing Agents.

10.6 (12)	Second Amended and Restated Credit Agreement, dated as of September 2, 2011, among Burlington Coat Factory Warehouse Corporation, as Lead Borrower, the Borrowers and the Facility Guarantors party thereto, Bank of America, N.A., as Administrative Agent and as Collateral Agent, the Lenders party thereto, Wells Fargo Capital Finance, LLC and JPMorgan Chase Bank, N.A., as co-syndication agents, and Suntrust Bank and U.S. Bank, National Association, as co-documentation agents.

10.7 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of PNC Bank, National Association.

10.8 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Siemens Financial Services, Inc.

10.9 (8)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Wells Fargo Retail Finance, LLC.

10.10 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of National City Business Credit, Inc.

10.11 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Citizens Bank of Pennsylvania.

10.12 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of HSBC Business Credit (USA), Inc.

10.13 (1)	Revolving Credit Note, dated as of April 13, 2006, by the Borrowers party thereto in favor of Sovereign Bank.

10.14 (8)	Amended and Restated Revolving Credit Note, dated January 15, 2010, by the Borrowers party thereto in favor of Capital One Leverage Finance Corp.

10.15 (1)	Form of Swingline Note.

10.16 (1)	Guaranty, dated as of April 13, 2006, by the Facility Guarantors party thereto in favor of Bank of America, N.A., as Administrative Agent and Bank of America, N.A., as Collateral Agent.

10.17 (1)	Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.18 (1)	Intellectual Property Security Agreement, dated as of April 13, 2006, by and among each of the Borrowers party thereto, each of the Facility Guarantors party thereto, and Bank of America, N.A., as Collateral Agent.

10.19 (1)	Pledge Agreement, dated as of April 13, 2006, by and between Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Investments Holdings, Inc., Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Realty Corp., Burlington Coat Factory Purchasing, Inc., K&T Acquisition Corp., Burlington Coat Factory of New York, LLC, Burlington Coat Factory Warehouse of Baytown, Inc., Burlington Coat Factory of Texas, Inc., as the Pledgors, and Bank of America, N.A., as Collateral Agent.

10.20* (2)	Employment Agreement, dated as of August 16, 2007, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.20.1* (3)	Amendment to Employment Agreement, dated as of June 27, 2008, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.20.2*	Amendment No. 2 to Employment Agreement, dated as of December 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.21* (4)	Employment Agreement, dated as of December 2, 2008, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.21.1* (16)	Amendment No. 1 to Employment Agreement, dated as of October 23, 2012, by and among Burlington Coat Factory Warehouse Corporation, Burlington Coat Factory Holdings, Inc., and Thomas A. Kingsbury.

10.22*	Employment Agreement, dated as of March 12, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.22.1*	Amendment No. 1 to Employment Agreement, dated as of November 1, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.23* (15)	Employment Agreement, dated as of May 12, 2011, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.23.1*	Amendment No. 1 to Employment Agreement, dated as of December 21, 2012, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.24*	Employment Agreement, dated as of November 16, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.24.1*	Amendment No. 1 to Employment Agreement, dated as of August 20, 2012, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.25* (1)	Form of Restricted Stock Grant Agreement Pursuant to Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.

10.26* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.27* (1)	Form of Non-Qualified Stock Option Agreement, dated as of April 13, 2006, between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.28* (1)	Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan.

10.28.1* (4)	Amendment No. 1 to the Burlington Coat Factory Holdings, Inc. Management Incentive Plan dated as of December 2, 2008.

10.28.2* (5)	Amendment No. 2 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of March 19, 2009.

10.28.3* (7)	Amendment No. 3 to the Burlington Coat Factory Holdings, Inc. 2006 Management Incentive Plan dated as of September 14, 2009.

10.29* (5)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.30* (5)	Form of Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.31* (5)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.32* (5)	Form of Restricted Stock Grant Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.33* (5)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.34* (5)	Form of Initial Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.35* (5)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees with Employment Agreements.

10.36* (5)	Form of Subsequent Amendment to Non-Qualified Stock Option Agreement between Burlington Coat Factory Holdings, Inc. and Employees without Employment Agreements.

10.37 (6)	Stockholders Agreement dated as of April 13, 2006 by and among Burlington Coat Factory Holdings, Inc. and the Investors and Managers named therein.

10.38	Amended and Restated Advisory Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc., Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.

10.39	Termination Agreement, dated as of February 14, 2013, by and among Burlington Coat Factory Holdings, Inc., Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC.

10.40	Stockholders Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc. and the investors and managers from time to time party thereto.

12	Statement re: Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to Burlington Coat Factory Warehouse Corporation’s Registration Statement on Form S-4, No. 333-137916, filed on October 10, 2006.
(2)	Incorporated by reference to our Current Report on Form 8-K filed on August 17, 2007.
(3)	Incorporated by reference to our Current Report on Form 8-K filed on June 27, 2008.
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended February 28, 2009 filed on April 14, 2009.
(5)	Incorporated by reference to our Current Report on Form 8-K filed on April 30, 2009.
(6)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended May 30, 2009 filed on August 27, 2009.
(7)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended November 28, 2009 filed on January 12, 2010.
(8)	Incorporated by reference to our Transition Report on Form 10-K/T for the transition period ended January 30, 2010 filed on April 30, 2010.
(9)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 1, 2008 filed on April 15, 2008.
(10)	Incorporated by reference to our Current Report on Form 8-K filed on February 24, 2011.
(11)	Incorporated by reference to our Registration Statement on Form S-4, No. 333-175594, filed on July 15, 2011.
(12)	Incorporated by reference to our Current Report on Form 8-K filed on September 9, 2011.
(13)	Incorporated by reference to our Current Report on Form 8-K filed on May 17, 2012.
(14)	Incorporated by reference to our Current Report on Form 8-K filed on February 21, 2013.
(15)	Incorporated by reference to our Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed on April 20, 2012.
(16)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended October 27, 2012 filed on December 11, 2012.
*	Management Contract or Compensatory Plan or Arrangement.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

BURLINGTON COAT FACTORY INVESTMENTS HOLDINGS, INC.

By:	/s/ Thomas A. Kingsbury
Thomas A. Kingsbury President and Chief Executive Officer

Date: April 26, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of April 2013.

Signature	Title

/s/ Thomas A. Kingsbury Thomas A. Kingsbury	President and Chief Executive Officer and Director (Principal Executive Officer)

/s/ Todd Weyhrich Todd Weyhrich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ John Crimmins John Crimmins	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

/s/ Joshua Bekenstein Joshua Bekenstein	Director

/s/ Jordan Hitch Jordan Hitch	Director

/s/ Tricia Patrick Tricia Patrick	Director

/s/ Mark Verdi Mark Verdi	Director

/s/ Paul Sullivan Paul Sullivan	Director

EXHIBIT INDEX

Exhibit	Description

4.3	Indenture, dated February 20, 2013, among Burlington Holdings, LLC, Burlington Holdings Finance, Inc. and Wilmington Trust, National Association.

4.4	Form of 9.00%/9.75% Senior Notes due 2018 (included in Exhibit 4.3).

10.20.2	Amendment No. 2 to Employment Agreement, dated as of December 31, 2012, by and between Burlington Coat Factory Warehouse Corporation and Todd Weyhrich.

10.22	Employment Agreement, dated as of March 12, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.22.1	Amendment No. 1 to Employment Agreement, dated as of November 1, 2012, by and between Burlington Coat Factory Warehouse Corporation and Paul Metcalf.

10.23.1	Amendment No. 1 to Employment Agreement, dated as of December 21, 2012, by and between Burlington Coat Factory Warehouse Corporation and Hobart P. Sichel.

10.24	Employment Agreement, dated as of November 16, 2009, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.24.1	Amendment No. 1 to Employment Agreement, dated as of August 20, 2012, by and between Burlington Coat Factory Warehouse Corporation and Michael Metheny.

10.38	Amended and Restated Advisory Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc., Burlington Coat Factory Holdings, Inc., Burlington Coat Factory Warehouse Corporation and Bain Capital Partners, LLC.

10.39	Termination Agreement, dated as of February 14, 2013, by and among Burlington Coat Factory Holdings, Inc., Bain Capital Integral Investors, LLC, Bain Capital Fund IX, LLC, BCIP Associates-G and BCIP TCV, LLC.

10.40	Stockholders Agreement, dated as of February 14, 2013, by and among Burlington Holdings, Inc. and the investors and managers from time to time party thereto.

12	Statement re: Calculation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase